Form 10-Q
period 1996-06-30
NORTHWEST PIPE CO
filed 1996-08-13
CIK 1001385

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

                           ----------------------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 1996
                   OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
     For the transition period from -------------- to ------------

                 COMMISSION FILE NUMBER: 0-27140

                     NORTHWEST PIPE COMPANY
       (Exact name of registrant as specified in its charter)


                  OREGON                         93-0557988
      (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


                           12005 N. BURGARD
                        PORTLAND, OREGON 97203
          (Address of principal executive offices and zip code)

                             503-285-1400
          (Registrant's telephone number including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes [ X ]   No [  ]


COMMON STOCK, PAR VALUE $.01 PER SHARE                  5,293,624
              (Class)                     (Shares outstanding at July 31, 1996)


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               NORTHWEST PIPE COMPANY
                                     FORM 10-Q
                                       INDEX

PART I - FINANCIAL INFORMATION                                         Page
- ------------------------------                                         ----

Item 1. Consolidated Financial Statements:

   Consolidated Balance Sheets - June 30, 1996
   and December 31, 1995...................................................2

   Consolidated Statements of Income - Three Months and Six Months
   Ended June 30, 1996 and 1995............................................3

   Consolidated Statements of Cash Flows - Three Months and Six Months
   Ended June 30, 1996 and 1995............................................4

   Notes to Consolidated Financial Statements..............................5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................7

PART II - OTHER INFORMATION
- ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders................11

Item 6. Exhibits and Reports on Form 8-K...................................11

                            NORTHWEST PIPE COMPANY
                         CONSOLIDATED BALANCE SHEETS
              (In thousands except share and per share amounts)

                                                     JUNE 30,  DECEMBER 31,
                                                       1996        1995
                                                     --------  ------------
ASSETS
 Current assets:
  Cash and cash equivalents                          $ 2,603     $   857
  Accounts receivable, less allowance for doubtful
   accounts of $1,312 and $867                        34,832      15,984
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                             9,877       9,891
 Inventories                                          15,878      11,409
 Prepaid expenses and other                              441         835
 Deferred income taxes                                 1,694         694
                                                     -------     -------
   Total current assets                               65,325      39,670
 Property and equipment, net                          29,139      21,198
 Property under capital leases, less accumulated
  amortization of $545 and $513                        2,906       2,939
 Deferred income taxes                                   --          --
 Other assets, net                                     1,529         647
                                                     -------     -------
                                                     $98,899     $64,454
                                                     -------     -------
                                                     -------     -------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Note payable to financial institution              $22,131     $ 2,191
  Current portion of long-term debt                    2,050       2,100
  Current portion of capital lease obligations           867         106
  Current portion of capital lease obligations due to
   related party                                         120         115
  Accounts payable                                    10,373       9,733
  Accrued liabilities                                  7,249       2,987
                                                     -------     -------
   Total current liabilities                          42,790      17,232

 Long-term debt, less current portion                 10,485       9,110
 Capital lease obligations, less current portion       1,808         259
 Capital lease obligations due to related party        2,610       2,671
 Other long-term debt                                    630         --
 Deferred income taxes                                 1,453       1,453
                                                     -------     -------
   Total liabilities                                  59,776      30,725

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, none issued or outstanding                 --          --
 Common stock, $.01 par value, 15,000,000 shares
  authorized, 5,293,624 and 5,258,299 shares issued
  and outstanding                                         53          53
 Additional paid-in-capital                           22,929      22,903
 Retained earnings                                    16,141      10,773
                                                     -------     -------
   Total stockholders' equity                         39,123      33,729
                                                     -------     -------
                                                     $98,899     $64,454
                                                     -------     -------
                                                     -------     -------

  The accompanying notes are an integral part of these financial statements.

                            NORTHWEST PIPE COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                          ------------------  -----------------
                                            1996     1995      1996       1995
                                          --------  -------  ---------   -------
    Net sales                              $33,118  $23,741  $  64,088   $46,525
    Cost of sales                           25,634   18,932     49,224    36,911
                                           -------  -------  ---------   -------
     Gross profit                            7,484    4,809     14,864     9,614

    Selling, general and administrative      2,699    1,756      5,065     4,009
                                           -------  -------  ---------   -------
     Income from operations                  4,785    3,053      9,799     5,605

    Interest expense                           394      601        736     1,457
    Interest expense to related parties         58      269        116       329
                                           -------  -------  ---------   -------
     Income before income taxes              4,333    2,183      8,947     3,819

    Provision for income taxes               1,733      816      3,579     1,426
                                           -------  -------  ---------   -------
     Net income                            $ 2,600  $ 1,367   $  5,368   $ 2,393
                                           -------  -------  ---------   -------
                                           -------  -------  ---------   -------
    Earnings per share                     $   .47  $   .40   $    .97   $   .71
                                           -------  -------  ---------   -------
                                           -------  -------  ---------   -------
    Shares used in per share calculations    5,527    3,484      5,527     3,484
                                           -------  -------  ---------   -------
                                           -------  -------  ---------   -------


  The accompanying notes are an integral part of these financial statements.

                            NORTHWEST PIPE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                                1996     1995
                                                               -------  -------
      CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                              $ 5,368  $ 2,393
       Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation and amortization                              832      654
        Provision for doubtful accounts                            167      320
        Deferred income tax provision                              --       443
       Changes in current assets and liabilities:
        Accounts receivable                                     (7,862)    (893)
        Costs and estimated earnings in excess of billings on
         uncompleted contracts                                   1,403   (5,203)
        Inventories                                             (2,629)   1,209
        Prepaid expenses and other                                 412      256
        Accounts payable                                        (2,417)     (49)
        Accrued liabilities                                       (248)   1,715
                                                               -------  -------
         Net cash (provided by) used in operating activities    (4,974)     845

      CASH FLOWS FROM INVESTING ACTIVITIES:
       Additions to property and equipment                      (1,398)    (779)
       Acquisition, net of cash acquired                        (2,072)     --
       Other assets                                               (574)      27
                                                               -------  -------
         Net cash used in investing activities                  (4,044)    (752)

      CASH FLOWS FROM FINANCING ACTIVITIES:
       Change in common stock and additional paid in capital        26      --
       Payments on long-term debt                               (1,704)  (1,852)
       Proceeds under note payable to financial institution     12,555    1,658
       Payments on capital lease obligations                       (56)     (41)
       Payments on capital lease obligations to related parties    (57)     (53)
                                                               -------  -------
         Net cash provided by (used in) financing activities    10,764     (288)
                                                               -------  -------
         Net increase (decrease) in cash and cash equivalents    1,746     (195)
       Cash and cash equivalents, beginning of period              857      395
                                                               -------  -------
       Cash and cash equivalents, end of period                $ 2,603  $   200
                                                               -------  -------
                                                               -------  -------
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
        Interest                                               $   789  $ 1,513
        Income taxes                                             3,563       63
      SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
       Accrued interest converted to long term debt                --        28
       Capital lease obligations incurred                          --        41
       Acquisition:
        Fair value of assets acquired                          $18,931  $   --
        Fair value of liabilities assumed                       16,859      --
         Cash paid, net                                          2,072      --

  The accompanying notes are an integral part of these financial statements.

                           NORTHWEST PIPE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements as of and for the three month and six month periods ended June 30, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1995 is derived from the Northwest Pipe Company's (the "Company") consolidated financial statements included in the Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, as incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996, or any portion thereof.

2. INVENTORIES

   Inventories are stated at the lower of cost or market. Finished goods are costed using standard costs which approximate the first-in, first-out method of accounting. Inventories of steel coil are costed on an identified cost basis. Inventories of coating and lining materials, as well as material and supplies, are costed on an average cost basis.

                                      JUNE 30,     DECEMBER 31,
                                        1996           1995
                                      --------     ------------
      Finished goods                  $ 10,174       $  3,423
      Raw materials                      4,883          6,665
      Materials and supplies               821          1,321
                                      --------       --------
                                      $ 15,878       $ 11,409
                                      --------       --------
                                      --------       --------

3. PROPERTY AND EQUIPMENT

                                      JUNE 30,     DECEMBER 31,
                                        1996           1995
                                      --------     ------------
   Land and improvements              $  4,449       $ 2,736
   Buildings                            11,823         5,915
   Equipment                            30,079        20,835
   Construction in progress              3,041         1,639
                                      --------       --------
                                        49,392        31,125
   Less accumulated depreciation       (20,253)       (9,927)
                                      --------       --------
                                      $ 29,139       $21,198
                                      --------       --------
                                      --------       --------

                           NORTHWEST PIPE COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITION

   On May 31, 1996 the Company acquired Thompson Pipe and Steel Company ("Thompson"), a manufacturer of water transmission pipe headquartered in Denver, Colorado. The acquisition ("the Acquisition") was accomplished through the Company's purchase of all of the issued and outstanding capital stock of Thompson from Inter-City Products Corporation, a Canadian corporation based in Toronto, Canada, and its affiliates ("ICP").

   The principal assets acquired by the Company in the Acquisition were steel pipe manufacturing facilities located in Denver, Colorado and Princeton, Kentucky. The Kentucky manufacturing facility was closed by Thompson in 1995. The Company intends to continue operating the manufacturing facility in Denver, Colorado, and intends to dispose of the manufacturing facility located in Princeton, Kentucky.

   The purchase price paid by the Company for the capital stock of Thompson was approximately $3.0 million. In addition, the Company purchased from ICP certain indebtedness of Thompson to ICP in the amount of approximately $4.8 million. The purchase price was determined through arms-length negotiations between the Company and ICP. The total purchase price amount is subject to adjustment based on a yet to be agreed upon post closing balance sheet. The post closing adjustment is expected to result in a reduction of the total purchase price amount. The funds used to pay the purchase price were obtained pursuant to the terms of the Company's Amended and Restated Financing Agreement with the CIT Group/Business Credit, Inc. dated as of May 31, 1996.

   The accompanying consolidated financial statements include the results of operations of Thompson from the date of acquisition. The acquisition was accounted for using the purchase method of accounting.

   The following unaudited pro forma information represents the results of operation of the Company as if the acquisition had occurred at the beginning of each period presented:

                                                (UNAUDITED)
                                          FOR THE SIX MONTHS ENDED
                                                  JUNE 30,
                                          -------------------------
                                              1996        1995
                                          --------      -----------
      Net revenues                        $ 74,941      $ 64,467
      Net earnings (loss)                    1,414          (990)
      Earnings (loss) per share                .25          (.26)

   The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisition occurred as of the date of the periods indicated or which may be obtained in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                            -----------------   ----------------
                                               1996    1995       1996    1995
                                               ----    ----       ----    ----
  Net sales
   Water transmission                          63.0%   58.8%      65.0%   58.1%
   Tubular products                            37.0    41.2       35.0    41.9
                                              -----   -----      -----   -----
  Total net sales                             100.0   100.0      100.0   100.0
  Cost of sales                                77.4    79.7       76.8    79.3
                                              -----   -----      -----   -----
     Gross profit                              22.6    20.3       23.2    20.7
  Selling, general and administrative expenses  8.1     7.4        7.9     8.6
                                              -----   -----      -----   -----
  Income from operations                       14.5    12.9       15.3    12.1
  Interest expense                              1.4     3.7        1.3     3.8
                                              -----   -----      -----   -----
  Income before income taxes                   13.1     9.2       14.0     8.3
  Provision for income taxes                    5.2     3.4        5.6     3.1
                                              -----   -----      -----   -----
  Net income                                    7.9%    5.8%       8.4%    5.2%
                                              -----   -----      -----   -----
                                              -----   -----      -----   -----
  Gross profit as a percentage
    of segment net sales:
   Water transmission                          25.6%   21.7%      25.7%   22.3%
   Tubular products                            17.5    18.3       18.5    18.4


SECOND QUARTER ENDED JUNE 30, 1996 COMPARED TO SECOND QUARTER ENDED
JUNE 30, 1995

   SALES. Net sales increased 39.5% to $33.1 million in the second quarter of 1996, from $23.7 million in the second quarter of 1995. Sales increased in both business segments. Water transmission sales increased 49.6% to $20.9 million in the second quarter of 1996 from $13.9 million in the second quarter of 1995, primarily as a result of an increase in the number of projects bid in the Company's geographical market areas and the number of successful bids in prior periods which resulted in increased production during the second quarter of 1996. Tubular products sales increased 25.0% to $12.2 million in the second quarter of 1996 from $9.8 million in the second quarter of 1995. The increase was primarily the result of increased sales of well casing products. In the second quarter of 1996, no single customer accounted for 10% or more of total net sales. In the second quarter of 1995, sales to Martin K. Eby Construction Co., Inc. represented 15.9% of total net sales.

   GROSS PROFIT. Gross profit increased 55.6% to $7.5 million (22.6% of total net sales) in the second quarter of 1996 from $4.8 million (20.3% of total net sales) in the second quarter of 1995. Water transmission gross profit increased 76.7% to $5.3 million (25.6% of segment net sales) in the second quarter of 1996 from $3.0 million (21.7% of segment net sales) in the second quarter of 1995. This increase was primarily attributable to improved margins resulting from increased plant utilization. Gross profit from tubular products increased 20.0% to $2.2 million (17.5% of segment net sales) in the second quarter of 1996 from $1.8 million (18.3% of segment net sales) in the second quarter of 1995. This increase was primarily attributable to labor efficiency improvements and increased plant utilization.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 53.7% to $2.7 million (8.1% of total net sales) in the second quarter of 1996 from $1.8 million (7.4% of total net sales) in the second quarter of 1995, primarily due to one-time costs associated with the acquisition of Thompson in May 1996 and the costs of operating Thompson since that time.

   INTEREST EXPENSE. Interest expense decreased 48.1% to $452,000 in the second quarter of 1996 from $870,000 in the second quarter of 1995. This resulted from a decrease in average borrowings for much of the second quarter of 1996, as compared to the second quarter of 1995; a direct result of the application of the proceeds of the initial public offering in November 1995. The Company expects interest expense to increase as a result of additional debt related to the acquisition of Thompson.

   INCOME TAXES. The provision for income taxes increased to $1.7 million in the second quarter of 1996 from $816,000 in the second quarter of 1995. The provision for income taxes in 1995 reflected the use of net operating loss carryforwards and tax credits which reduced the Company's tax provision. In connection with the acquisition of Thompson, the Company acquired net operating loss carry forwards of approximately $3.0 million which, due to an "ownership change" as defined under section 382 of the Internal Revenue Code of 1986, as amended, is subject to an annual limitation of approximately $200,000.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

   SALES. Net sales increased 37.8% to $64.1 million in the first six months of 1996, from $46.5 million in the first six months of 1995. Sales increased in both business segments. Water transmission sales increased 54.3% to $41.7 million in the first six months of 1996 from $27.0 million in the first six months of 1995, primarily as a result of an increase in the number of projects bid in the Company's geographical market areas and the number of successful bids in prior periods which resulted in increased production during the six months ended June 30, 1996. Tubular products sales increased 14.9% to $22.4 million in the first six months of 1996 from $19.5 million in the first six months of 1995. The increase was primarily the result of increased sales of well casing products. In the first six months of 1996, sales to Homer J. Olsen, Inc. represented 12.7% of total net sales. In the first six months of 1995, sales to Martin K. Eby Construction Co., represented 18.1% of total net sales.

   GROSS PROFIT. Gross profit increased 54.6% to $14.9 million (23.2% of total net sales) in the first six months of 1996 from $9.6 million (20.7% of total net sales) in the first six months of 1995. Water transmission gross profit increased 77.5% to $10.7 million (25.7% of segment net sales) in the first six months of 1996 from $6.0 million (22.3% of segment net sales) in the first six months of 1995. This increase was primarily attributable to improved margins resulting from increased plant utilization. Gross profit from tubular products increased 16.0% to $4.2 million (18.5% of segment net sales) in the first six months of 1996 from $3.6 million (18.4% of segment net sales) in the first six months of 1995, primarily the result of the of increased sales volume.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 26.3% to $5.1 million (7.9% of total net sales) in the first six months of 1996 from $4.0 million (8.6% of total net sales) in the first six months of 1995. The increase is largely attributable to the one-time costs associated with the acquisition of Thompson in May, 1996 and to the costs of operating Thompson since that time.

   INTEREST EXPENSE. Interest expense decreased 52.3% to $852,000 in the first six months of 1996 from $1.8 in the first six months of 1995. This resulted from a decrease in average borrowings outstanding during the first six months of 1996, as compared to the first six months of 1995; a direct result of the application of the proceeds of the initial public offering in November 1995. The Company expects interest expense to increase as a result of the additional debt related to the acquisition of Thompson.

   INCOME TAXES. The provision for income taxes increased to $3.6 million in the first six months of 1996 from $1.4 in the first six months of 1995. The provision for income taxes in 1995 reflected the use of net operating loss carryforwards and tax credits which reduced the Company's tax provision. In connection with the acquisition of Thompson, the Company acquired net operating loss carryforwards of approximately $3.0 million which, due to an "ownership change" as defined under section 382 of the Internal Revenue Code of 1986, as amended, is subject to an annual limitation of approximately $200,000.

BACKLOG

   The Company had $59.3 million in backlog as of June 30, 1996 compared to $41.6 million as of June 30, 1995. The Company includes confirmed orders in backlog, including the balance of projects in process. The Company also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation, but such cancellations would generally obligate the customer to pay the costs incurred by the Company if the order is canceled. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

   The Company finances operations with internally generated funds and available borrowings under its revolving credit facility. The Company's working capital increased to $22.5 million at June 30, 1996, from $22.4 million at December 31, 1995.

   Net cash used in operating activities in the first six months of 1996 was $5.0 million. This was primarily a net result of $5.4 million of net income, an increase in accounts receivable and inventories of $7.9 million and $2.6 million, respectively and a decrease in accounts payable of $2.4 million. These changes were primarily attributable to the 37.8% sales increase in the first six months of 1996.

   Net cash used in investing activities in the first six months of 1996 was $4.0 million. The primary uses of funds were the acquisition, net of cash acquired, of Thompson for $2.1 million and additions to property and equipment of $1.4 million. (SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.) The following amounts, which are included in the accompanying consolidated statement of cash flows as a net amount of $2.1 million, are the primary effects of the Thompson acquisition on the Company's June 30, 1996 consolidated balance sheet; accounts receivable increased $11.4 million; property, plant and equipment increased $6.9 million; accounts payable increased $3.1 million; accrued liabilities increased $4.5 million; long-term debt increased $3.7 million; note payable to a financial institution increased $3.3 million; and capital lease obligations increased $2.4 million. The principal additions to property and equipment in the first six months of 1996 were for a new pipe coating system for the tubular products business segment and a manufacturing office building. The remaining additions were projects related to existing operations.

   Net cash provided by financing activities was $10.8 million in the first six months of 1996. The funds were primarily used to support the growth in sales in the first six months of 1996, to fund the acquisition of Thompson and to acquire fixed assets.

    As a result of the foregoing, the Company's net cash increased $1.7 million to $2.6 million as of June 30, 1996.

   At June 30, 1996, the Company had in effect an Amended and Restated Financing Agreement ("Agreement") with the CIT Group/Business Credit, Inc. dated May
31, 1996. Advances under the Agreement are limited to 85% of eligible accounts receivable plus 60% of eligible inventory plus 50% of eligible estimated earnings in excess of billings on uncompleted contracts.
Advances under the Agreement bear interest at prime (8.25 % at June
30, 1996) and also include a LIBOR option. The Agreement includes a line of credit of $44.0 million, which includes a capital expenditure line of $12.0 million. As of June 30, 1996 the Company had unused capacity of $7.9 million under the Agreement.

   The Company anticipates that its cash flow from operations, and amounts available under its line of credit facilities will be adequate to fund its working capital requirements for the next twelve months.

   To the extent necessary, the Company may also satisfy capital expenditure requirements through additional bank borrowings and capital leases if such resources are available on satisfactory terms. The Company currently has no significant capital expenditure commitments. The Company is actively seeking strategic acquisition candidates which will enable the Company to expand in existing markets, add complementary product lines or participate in new geographic areas.

   On February 7, 1996 the Company's production at its Oregon facility was interrupted by a flood. Approximately $450,000 in direct costs were incurred. The company expects to meet with its insurer to negotiate its claim to recover direct flood costs and the costs associated with business interruption in the third quarter of this year. The Company does not anticipate any further negative impact on its operations as a result of the flood.

   As described in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995, the Company has been identified as a Potentially Responsible Party ("PRP") for a Superfund Site (the "Site"). PRP's may be ordered to perform response actions which may include, but are not limited to, conducting a Remedial Investigation/Feasibility Study, conducting a Remedial Design/Remedial Action, and other investigation, planning and remediation activities (collectively, the "Response Activities"). Although the Company believes that any claims with respect to liability for the costs of the Response Activities were discharged by the United States Bankruptcy Court's confirmation of the Company's Plan of Reorganization in December 1986, no assurance can be given that the Company will be successful in obtaining a judgment from the United States Bankruptcy Court that the confirmation of the Plan of Reorganization discharged its liability for environmental claims with respect to the Site or that it will not ultimately be found to have liability with respect to the Site. In the event the bankruptcy defense is unsuccessful, the ultimate liability will depend on the total costs of the Response Activities and the related costs and fees of the allocation process, the Company's relative contribution of contaminants at the Site and the financial capability of other PRP's to bear their share of the liability. Based upon a preliminary estimate of the types of contaminants found and the number of years each PRP operated on the Site, the Company believes that, if its bankruptcy defense is unsuccessful, its liability for Response Activities and the costs and fees of the allocation process would range from $4.0 million to $6.0 million on an undiscounted basis. This range is primarily based on the length of time the Company operated at the Site. The most contaminated portion of the Site was operated as a coating facility for approximately 30 years. Another of the PRP's operated at the coating facility for approximately 23 years from 1955 to 1978. The Company operated the coating facility from 1978 to 1985, or approximately 23% of the time the coating facility was in operation. Accordingly, the Company has estimated its allocable share to be 20-25%. However there is no assurance that, if found responsible, the other PRP's will be able to bear their share of the liability. If the Company is ultimately found to have liability with respect to the Site, no assurance can be given that such liability would not have a material adverse effect on the Company's business, financial condition and results of operations. The Company, after consultation with its legal counsel, does not believe that liability with respect to Response Activities at the Site is "probable" within the meaning of Statement of Financial Accounting Standards No. 5. Accordingly, no accrual for such liability has been made in the Company's financial statements. The Company, the U.S. Environmental Protection Agency and the Department of Environmental Quality have substantially completed discovery in this matter. On August 8, 1996, the United States Bankruptcy Court ordered a temporary suspension of the litigation to provide the parties the opportunity to pursue settlement options.

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------

   The Company's annual meeting of shareholders was held on May 14, 1996. The following matters were submitted to shareholders for their consideration:

   1. The two nominees for director identified in the Company's Proxy Statement, William R. Tagmyer and Neil R. Thornton, each received 4,857,389 votes and 250 votes were withheld for each of the two nominees.

   2. The appointment of Coopers & Lybrand LLP as the Company's independent auditors for the year ending December 31, 1996 was ratified as follows:
   4,821,728 shares were voted in favor, 1,600 shares were voted in opposition, 27,311 votes abstained and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

(a) The exhibits filed as part of this report are listed below:

   EXHIBIT NO.
   -----------

     11    Statement regarding computation of per share earnings
     27    Financial Data Schedule

(b) Reports on Form 8-K

   A report on Form 8-K was filed with the Commission on June 14, 1996 disclosing the acquisition of Thompson Pipe and Steel Company. No financial statements were filed as part of this report.

   No other reports on Form 8-K were filed during the quarter ended June 30, 1996.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 1996

                         NORTHWEST PIPE COMPANY

                         By: /s/ WILLIAM R. TAGMYER
                             -----------------------
                         William R. Tagmyer
                         Chairman of the Board, President and
                         Chief Executive Officer
                         (Principal Executive Officer)

                         By: /s/ BRIAN W. DUNHAM
                             -----------------------
                         Brian W. Dunham
                         Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                         (Principal Financial Officer)