Form 10-Q
period 1996-09-30
NORTHWEST PIPE CO
filed 1996-10-30
CIK 1001385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

                              --------------------

     [X]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: September 30, 1996
                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the transition period from              to
                                           ------------    ------------

                        COMMISSION FILE NUMBER:  0-27140




                             NORTHWEST PIPE COMPANY
             (Exact name of registrant as specified in its charter)


          OREGON                                            93-0557988
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)



                                12005 N. BURGARD
                             PORTLAND, OREGON  97203
              (Address of principal executive offices and zip code)

                                  503-285-1400
               (Registrant's telephone number including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:Yes [ X ]     No [  ]


COMMON STOCK, PAR VALUE $.01 PER SHARE                  5,294,889
          (Class)                       (Shares outstanding at October 31, 1996)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NORTHWEST PIPE COMPANY
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.  Consolidated Financial Statements:

                Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995. . . . . . . . . . . . . . . . . . . .  2

                Consolidated Statements of Income - Three Months
                and Nine Months Ended September 30, 1996 and 1995. . . . . .  3

                Consolidated Statements of Cash Flows - Three
                Months and Nine Months Ended September 30,
                1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . .  4

                Notes to Consolidated Financial Statements . . . . . . . . .  5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . .  7


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  11

                             NORTHWEST PIPE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                September 30,      December 31,
                                                                   1996                1995
                                                                -------------      -------------
ASSETS
 Current assets:
  Cash and cash equivalents                                     $     4,308         $       857
  Accounts receivable, less allowance for doubtful
   accounts of $920 and $867                                         36,867              15,984
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                            9,324               9,891
 Inventories                                                         15,664              11,409
 Prepaid expenses and other                                             425                 835
 Deferred income taxes                                                1,175                 694
                                                                -------------      -------------
  Total current assets                                               67,763              39,670

 Property and equipment, net                                         30,626              21,198
 Property under capital leases, less accumulated
  amortization of $561 and $513                                       2,891               2,939
 Deferred income taxes                                                   66                  --
 Other assets, net                                                      982                 647
                                                                -------------      -------------
                                                                $   102,328         $    64,454
                                                                -------------      -------------
                                                                -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Note payable to financial institution                         $    24,743         $     2,191
  Current portion of long-term debt                                   2,590               2,100
  Current portion of capital lease obligations                          305                 106
  Current portion of capital lease obligations due to
   related party                                                        122                 115
  Accounts payable                                                    9,136               9,733
  Accrued liabilities                                                 8,404               2,987
                                                                -------------      -------------
   Total current liabilities                                         45,300              17,232

 Long-term debt, less current portion                                10,173               9,110
 Capital lease obligations, less current portion                      1,815                 259
 Capital lease obligations due to related party                       2,548               2,671
 Other long-term liabilities                                            680                  --
 Deferred income taxes                                                   --               1,453
                                                                -------------      -------------
  Total liabilities                                                  60,516              30,725

 Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, none issued or outstanding
  Common stock, $.01 par value, 15,000,000 shares
   authorized, 5,294,889 and 5,258,299 shares issued
   and outstanding                                                       53                  53
  Additional paid-in-capital                                         22,940              22,903
  Retained earnings                                                  18,819              10,773
                                                                -------------      -------------
   Total stockholders' equity                                        41,812              33,729
                                                                -------------      -------------
                                                                $   102,328         $    64,454
                                                                -------------      -------------
                                                                -------------      -------------

The accompanying notes are an integral part of these financial statements.

                             NORTHWEST PIPE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                           Three months ended          Nine months ended
                                             September 30,               September 30,
                                        -----------------------     -----------------------
                                           1996        1995            1996        1995
                                        ----------- -----------     ----------- -----------
Net sales                                $  38,360   $  25,402       $ 102,449   $  71,927
Cost of sales                               29,990      21,372          79,214      58,283
                                          ---------   ---------       ---------   ---------
 Gross profit                                8,370       4,030          23,235      13,644

Selling, general and administrative          3,164       1,418           8,229       5,427
                                          ---------   ---------       ---------   ---------
 Income from operations                      5,206       2,612          15,006       8,217

Interest expense                               688         628           1,424       2,085
Interest expense to related parties             57         212             173         541
                                          ---------   ---------       ---------   ---------
  Income before income taxes                 4,461       1,772          13,409       5,591

Provision for income taxes                   1,784         673           5,363       2,099
                                          ---------   ---------       ---------   ---------
  Net income                             $   2,677   $   1,099       $   8,046   $   3,492
                                          ---------   ---------       ---------   ---------
                                          ---------   ---------       ---------   ---------

  Net income per share                   $    0.48   $    0.32       $    1.45   $    1.03
                                          ---------   ---------       ---------   ---------
                                          ---------   ---------       ---------   ---------
  Shares used in per share calculations      5,539       3,557           5,537       3,551
                                          ---------   ---------       ---------   ---------
                                          ---------   ---------       ---------   ---------













   The accompanying notes are an integral part of these financial statements.

                             NORTHWEST PIPE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Nine months ended
                                                                     September 30,
                                                           --------------------------------
                                                               1996                1995
                                                           ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $   8,046           $   3,492
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                  1,372                 982
  Provision for doubtful accounts                                   53                 274
  Deferred income tax provision                                     --                 753
 Changes in current assets and liabilities:
  Accounts receivable                                          (13,902)             (4,295)
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                         2,457              (6,019)
  Inventories                                                   (2,416)              4,019
  Prepaid expenses and other                                       428                 296
   Accounts payable                                             (3,655)                (88)
   Accrued liabilities                                             (47)              1,744
                                                              ----------          ----------
    Net cash provided by (used in) operating activities         (7,664)              1,158

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                            (2,670)             (1,591)
 Acquisition, net of cash acquired                              (3,073)                 --
 Other assets                                                     (313)               (153)
                                                              ----------          ----------
  Net cash used in investing activities                         (6,056)             (1,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Change in common stock and additional paid in capital              39                  --
 Payments on long-term debt                                     (1,427)             (2,555)
 Proceeds under note payable to financial institution           19,286               3,722
 Payments on capital lease obligations                            (642)                (63)
 Payments on capital lease obligations to related parties          (85)                (79)
                                                              ----------          ----------
  Net cash provided by financing activities                     17,171               1,025
                                                              ----------          ----------
  Net increase in cash and cash equivalents                      3,451                 439
 Cash and cash equivalents, beginning of period                    857                 395
                                                              ----------          ----------
 Cash and cash equivalents, end of period                    $   4,308           $     834
                                                              ----------          ----------
                                                              ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                   $   1,460           $   2,345
  Income taxes                                                   5,771               1,044
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
 Accrued interest converted to long term debt                                        $  28
 Capital lease obligations incurred                                                     41
 Acquisition: Fair value of assets acquired                  $  20,886
              Fair value of liabilities assumed                 17,813
                                                              ----------
              Cash paid, net                                 $   3,073
                                                              ----------
                                                              ----------

   The accompanying notes are an integral part of these financial statements.

                             NORTHWEST PIPE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements as of and for the three month and nine month periods ended September 30, 1996 and 1995 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1995 is derived from Northwest Pipe Company's (the "Company") consolidated financial statements included in the Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, as incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1996, or any portion thereof.

2. INVENTORIES

     Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at identified cost. Inventories of coating and lining materials, as well as material and supplies, are stated at average cost.

                                     September 30,  December 31,
                                         1996            1995
                                    -------------- --------------
          Finished goods              $    4,595     $    3,423
          Raw materials                   10,248          6,665
          Materials and supplies             821          1,321
                                       ----------     ----------
                                      $   15,664     $   11,409
                                       ----------     ----------
                                       ----------     ----------

3.  PROPERTY AND EQUIPMENT, NET

                                     September 30,  December 31,
                                         1996            1995
                                    -------------- --------------

          Land and improvements       $    4,464     $    2,736
          Buildings                       11,935          5,915
          Equipment                       30,500         20,835
          Construction in progress         4,504          1,639
                                       ----------     ----------


                                          51,403         31,125
          Less accumulated
          depreciation                   (20,777)        (9,927)
                                       ----------     ----------
                                      $   30,626     $   21,198
                                       ----------     ----------
                                       ----------     ----------

                             NORTHWEST PIPE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.  ACQUISITION

     On May 31, 1996 the Company acquired Thompson Pipe and Steel Company ("Thompson Pipe and Steel"), a manufacturer of water transmission pipe headquartered in Denver, Colorado. The acquisition ("the Acquisition") was accomplished through the Company's purchase of all of the issued and outstanding capital stock of Thompson Pipe and Steel from Inter-City Products Corporation, a Canadian corporation based in Toronto, Canada, and its affiliates ("ICP").

     The principal assets acquired by the Company in the Acquisition were steel pipe manufacturing facilities located in Denver, Colorado and Princeton, Kentucky. The Kentucky manufacturing facility was closed by Thompson Pipe and Steel in 1995. The Company intends to continue operating the manufacturing facility in Denver, Colorado, and intends to dispose of the manufacturing facility located in Princeton, Kentucky.

     The purchase price paid by the Company for the capital stock of Thompson Pipe and Steel was approximately $400. In addition, the Company purchased from ICP certain indebtedness of Thompson Pipe and Steel to ICP in the amount of approximately $4.8 million. The purchase price was determined through arms-length negotiations between the Company and ICP. The funds used to pay the purchase price were obtained pursuant to the terms of the Company's Line of Credit.

     The accompanying consolidated financial statements include the results of operations of Thompson Pipe and Steel from the date of acquisition. The acquisition was accounted for using the purchase method of accounting.

     The following unaudited pro forma information represents the results of operations of the Company as if the acquisition had occurred at the beginning of each period presented:

                                                (Unaudited)
                                        For the Nine Months Ended
                                               September 30,
                                       ---------------------------
                                           1996            1995
                                       ------------    -----------
          Net revenues                  $  113,301      $  99,641
          Net income (loss)                  4,092           (125)
          Net income (loss) per share         0.74          (0.04)

     The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisition occurred at the beginning of the periods indicated or which may be obtained in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.

                                          Three months ended  Nine months ended
                                             September 30,      September 30,
                                          -------------------------------------
                                            1996      1995      1996     1995
                                          -------   -------   -------  --------
     Net sales
      Water transmission                    66.5%     61.8%     65.6%    59.4%
      Tubular products                      33.5      38.2      34.4     40.6
                                          -------   -------   -------  --------
     Total net sales                       100.0     100.0     100.0    100.0
     Cost of sales                          78.2      84.1      77.3     81.0
                                          -------   -------   -------  --------
        Gross profit                        21.8      15.9      22.7     19.0
     Selling, general and administrative
        expenses                             8.2       5.6       8.1      7.6
                                          -------   -------   -------  --------
     Income from operations                 13.6      10.3      14.6     11.4
     Interest expense                        1.9       3.3       1.5      3.6
                                          -------   -------   -------  --------
     Income before income taxes             11.7       7.0      13.1      7.8
     Provision for income taxes              4.7       2.7       5.2      2.9
                                          -------   -------   -------  --------
     Net income                              7.0%      4.3%      7.9%     4.9%
                                          -------   -------   -------  --------
                                          -------   -------   -------  --------

     Gross profit as a percentage
      of segment net sales:
      Water transmission                    25.3%     15.7%     25.6%    19.9%
      Tubular products                      14.9      16.2      17.2     17.6




THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     SALES. Net sales increased 51.0% to $38.4 million in the third quarter of 1996, from $25.4 million in the third quarter of 1995 and increased 42.4% to $102.4 million in the first nine months of 1996, from $71.9 million in the first nine months of 1995.

     Water transmission sales increased 62.6% to $25.5 million in the third quarter of 1996 from $15.7 million in the third quarter of 1995 and increased 57.3% to $67.2 million in the first nine months of 1996 from $42.7 million in the first nine months of 1995. The increases were primarily a result of an increase in the number of projects bid in the Company's geographical market areas and the number of successful bids in prior periods which resulted in increased production.

     Tubular products sales increased 32.2% to $12.9 million in the third quarter of 1996 from $9.7 million in the third quarter of 1995 and increased 20.7% to $35.2 million in the first nine months of 1996 from $29.2 million in the first nine months of 1995. The increases were primarily the result of increased sales of well casing products. In the third quarter of 1996, no single customer accounted for 10% or more of total net sales. In the third quarter of 1995, sales to one Water Transmission customer represented 16% of total net sales. In the first nine months of 1996, sales to one Water Transmission customer represented 10.2% of total net sales. In the first nine months of 1995, sales to another single Water Transmission customer represented 17.3% of total net sales.

     GROSS PROFIT. Gross profit increased 107.7% to $8.4 million (21.8% of total net sales) in the third quarter of 1996 from $4.0 million (15.9% of total net sales) in the third quarter of 1995 and increased 70.3% to $23.2 million (22.7% of total net sales) in the first nine months of 1996 from $13.6 million (19.0% of total net sales) in the first nine months of 1995.

     Water transmission gross profit increased 162.7% to $6.5 million (25.3% of segment net sales) in the third quarter of 1996 from $2.4 million (15.7% of segment net sales) in the third quarter of 1995 and increased 102.2% to $17.2 million (25.6% of segment net sales) in the first nine months of 1996 from $8.5 million (19.9% of segment net sales) in the first nine months of 1995. The increases were primarily attributable to improved margins resulting from increased plant utilization.

     Gross profit from tubular products increased 21.5% to $1.9 million (14.9% of segment net sales) in the third quarter of 1996 from $1.6 million (16.2% of segment net sales) in the third quarter of 1995 and increased 17.7% to $6.0 million (17.2% of segment net sales) in the first nine months of 1996 from $5.1 million (17.6% of segment net sales) in the first nine months of 1995. The increases were primarily attributable to increased sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 123.1% to $3.2 million (8.2% of total net sales) in the third quarter of 1996 from $1.4 million (5.6% of total net sales) in the third quarter of 1995 and increased 51.6% to $8.2 million (8.1% of total net sales) in the first nine months of 1996 from $5.4 million (7.6% of total net sales) in the first nine months of 1995. The increase was largely attributable to the one-time costs associated with the acquisition of Thompson Pipe and Steel in May 1996 and to its operating costs since that time as well as the costs of litigating an environmental issue with the U.S. Environmental Protection Agency (the "EPA"). During the third quarter the parties to this dispute reached an agreement in principle to settle the litigation. See "Liquidity and Capital Resources." In connection with this agreement, the Company recorded an expense of $1.0 million in the third quarter of 1996, which was partially offset by the resolution of certain other litigation which resulted in a $775,000 gain.

     INTEREST EXPENSE. Interest expense decreased 11.3% to $745,000 in the third quarter of 1996 from $840,000 in the third quarter of 1995 and decreased 39.2% to $1.6 million in the first nine months of 1996 from $2.6 million in the first nine months of 1995. This resulted from a decrease in average borrowings outstanding during 1996, as compared to 1995; a direct result of the application of the proceeds of the Company's initial public offering in November 1995, partially offset by the additional debt resulting from the acquisition of Thompson Pipe and Steel in May 1996.

     INCOME TAXES. The provision for income taxes increased to $1.8 million in the third quarter of 1996 from $673,000 in the third quarter of 1995 and increased to $5.4 million in the first nine months of 1996 from $2.1 in the first nine months of 1995. The provision for income taxes in 1995 reflected the use of net operating loss carryforwards and tax credits which reduced the Company's tax provision. In connection with the acquisition of Thompson Pipe and Steel, the Company acquired net operating loss carryforwards which, due to an "ownership change" as defined under section 382 of the Internal Revenue Code of 1986, as amended, are subject to an annual limitation of approximately $340,000 during the 15 year carryforward period.

BACKLOG

     The Company's backlog includes confirmed orders in backlog, including the balance of projects in process. The Company also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however cancellation would generally obligate the customer to pay the costs incurred by the Company. As of September 30, 1996 and 1995, the Company's backlog of orders was approximately $45.9 million and $44.0 million, respectively. Backlog as of September 30, 1996 includes projects having a value of approximately $2.7 million for which binding contracts had not yet been executed. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances operations with internally generated funds and available borrowings under its Line of Credit. The Company's working capital was $22.5 million at September 30, 1996, compared to $22.4 million at December 31, 1995.

     Net cash used in operating activities in the first nine months of 1996 was $7.7 million. This was primarily a net result of $8.0 million of net income, increases in accounts receivable and inventories of $13.9 million and $2.4 million respectively, and decreases in accounts payable and costs and estimated earnings in excess of billings on uncompleted contracts of $3.7 million and $2.5 million respectively. These changes were primarily attributable to the 42.4% sales increase in the first nine months of 1996.

     Net cash used in investing activities in the first nine months of 1996 was $6.1 million. The primary uses of funds were the acquisition, net of cash acquired, of Thompson Pipe and Steel for $3.1 million and additions to property and equipment of $2.7 million. The following amounts, which are included in the accompanying consolidated statement of cash flows as a net amount of $3.1 million, are the primary effects of the Thompson Pipe and Steel acquisition on the Company's Consolidated Balance Sheet at the date of acquisition: accounts receivable increased $7.0 million; property, plant and equipment increased $8.1 million; accounts payable increased $3.1 million; accrued liabilities increased $5.5 million; long-term debt increased $3.7 million; note payable to a financial institution increased $3.3 million; and capital lease obligations increased $2.4 million. The principal additions to property and equipment in the first nine months of 1996 were for a new pipe coating system and a new laser seam tracking system.

     Net cash provided by financing activities was $17.2 million in the first nine months of 1996. As a result of the foregoing, the Company's net cash increased $3.5 million to $4.3 million as of September 30, 1996.

     At September 30, 1996, the Company had a $44.0 million Line of Credit. Advances under the Line of Credit are limited to the sum of: (i) 85% of eligible accounts receivable; (ii) 60% of eligible inventory; and (iii) 50% of eligible costs and estimated earnings in excess of billings on uncompleted contracts. Advances under the Line of Credit bear interest at prime (8.25% at September 30, 1996). As of September 30, 1996 the current borrowing base yielded unused capacity of $8.4 million under the Line of Credit. Advances under the Line of Credit are secured by substantially all of the Company's assets. The Line of Credit expires in April, 2001.

     On October 1, 1996 the Company filed a registration statement with the Securities and Exchange Commission for a public offering of 2.4 million shares of its common stock which will be sold by the company and certain shareholders of the company. The company proposes to sell 1.2 million shares and certain shareholders of the company propose to sell 1.2 million shares. The Company and one of the selling shareholders have granted the underwriters an option to purchase 360,000 shares of common stock solely for the purpose of covering over-allotments, if any. The net proceeds to the Company from this offering are estimated to be $20.0 million ($23.2 million if the Underwriters' over-allotment option is exercised in full), based on an assumed public offering price of $18.00 per share and after deducting the estimated underwriting discount and estimated offering expenses payable by the Company. The Company intends to use approximately $10.0 million of the net proceeds to finance the acquisition and installation of a Tubular Products production line in the Company's Portland, Oregon facility. The balance of the net proceeds from this offering will be used
(i) to repay outstanding indebtedness under the Company's Line of Credit incurred to finance the Company's working capital, capital expenditures and acquisition of Thompson Pipe and Steel and (ii) for general corporate purposes. The Company expects to complete this public offering by mid-November 1996.

     The Company's working capital requirements have increased due to the increase in the Company's Water Transmission business which is characterized by lengthy production periods and by extended payment cycles. The Company, however, anticipates that its cash flow from operations, the proceeds from the proposed common stock offering referred to above and amounts available under the Line of Credit will be adequate to fund its working capital and capital requirements for the next twelve months. The Company has three significant components of debt: the Line of Credit bearing interest at prime, which had unused capacity of $8.4 million at

September 30, 1996 and expires in 2001; Industrial Development Bonds in the aggregate amount of $4.0 million with variable interest rates of 3.85% and 4.20% at September 30, 1996; and capital leases aggregating $4.8 million bearing interest at rates ranging from 4.20% to 11.25% at September 30, 1996.

     To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in preliminary discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

     On February 7, 1996 the Company's production at its Oregon facility was interrupted by a flood resulting in approximately $450,000 in direct costs. The company is working with its insurer to recover direct flood costs and the costs associated with business interruption. The recovery amount is not determinable at this time, but the Company does not anticipate any further negative impact on its operations as a result of the flood.

     As described in the Company's 1995 Annual Report on Form 10-K, the Company has been identified as one of four Potentially Responsible Parties ("PRP") with potential liability for a Superfund site in Clackamas, Oregon (the "Site"). PRP's may be ordered to perform response actions with respect to the Site including, but not limited to, conducting a Remedial Investigation/Feasibility Study, conducting a Remedial Design/Remedial Action, and other investigation, planning and remediation activities (collectively, the "Response Activities"), or to reimburse the government for certain costs associated with Response Activities it performs.

     In October 1995, the Company filed a complaint seeking a declaratory judgment from the United States Bankruptcy Court ("Bankruptcy Court") that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization. In September 1996, the Company entered into mediation with the EPA and the Oregon Department of Environmental Quality (the "DEQ") in an attempt to resolve the matter without incurring the substantial additional expense of continuing the litigation. As a result of the mediation process, the Company and the EPA and the DEQ (collectively, the "Agencies") entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company would pay the Agencies $1.0 million, and deposit an additional $2.3 million in an escrow account or trust (the "Trust"), with the interest income on the Trust to be distributed to the Agencies. A condition of the Settlement Agreement is that title to the portion of the Site that is currently vacant (the "Property") be transferred to the Agencies.

     The Settlement Agreement provides that the Agencies would complete construction of the remedial action at the Property in accordance with their standards and would have the right to sell the Property at any time during the clean-up process. If the Property is sold by the Agencies during the clean-up process, the $2.3 million held in the Trust would be returned to the Company. Once the Property has been remediated as evidenced by completion of construction of the remedial action and issuance of Remedial Action Reports or their equivalents and the Property is usable for a "reasonable commercial or industrial use", the Agencies would have the option to continue to market the Property for one year. If the Property is not sold during this period, the Company could elect to have the Property conveyed to it in exchange for the $2.3 million held in the Trust. If the Company takes ownership of the Property and sells it within one year thereafter; fifty percent of any net proceeds in excess of $2.3 million would have to be paid to the Agencies. The Agencies would provide a "Prospective Purchaser Agreement" which would specify that any prospective purchaser of the Property would not be liable for any past environmental contamination or any ongoing remediation resulting from past operations at the Site. If the Company elects not to take ownership of the Property, the Agencies would retain the $2.3 million held in the Trust. If the Agencies are unable to complete construction of the remedial action and clean up soils so that the Property can be used for a "reasonable commercial or industrial use" within ten years, they would be required to return the $2.3 million held in the Trust to the Company.

     The Company believes that once the Property is available for a "reasonable commercial or industrial use", it would have a value in excess of $2.3 million. Consequently, the Company does not believe that the $2.3 million held in the Trust is "impaired" under generally accepted accounting principles. Accordingly, the Company has recorded the $1.0 million payment as an expense in the third quarter of 1996 and will segregate the $2.3 million as a restricted asset on its balance sheet when the Trust is established.

     Although the Settlement Agreement reflects the material terms of the proposed settlement agreed to by the Company and the Agencies, the Settlement Agreement does not represent a final settlement of the litigation. A final binding settlement of the litigation will be effected only through the Bankruptcy Court's entry of a Consent Decree for the Site, which must be prepared and agreed upon, and which is subject to public comment and the approval of the United States Department of Justice, the EPA, the State of Oregon and the Company's Board of Directors. No assurance can be given that the Company and the Agencies will be able to reach agreement on a mutually acceptable Consent Decree, that the terms of any such Consent Decree will be substantially the same as those set forth in the Settlement Agreement or that any such Consent Decree will be approved by all required parties.

     In the event that the Company and the Agencies are not able to achieve a settlement and the bankruptcy defense is unsuccessful, the Company's ultimate liability will depend on the total costs of the Response Activities, the related costs and fees of the allocation process, the PRP's relative contribution of contaminants at the Site and the final allocation of costs to the Company which may ultimately result in litigation and take several years to determine. Based upon a preliminary estimate of the types of contaminants found and the number of years each PRP owned or operated on the Site, the Company believes that, if a settlement is not achieved and its bankruptcy defense is unsuccessful, its liability for Response Activities and the costs and fees of the allocation process would range from $4.0 million to $6.0 million on an undiscounted basis. This range assumes that the Company will not be held responsible for costs which are allocable to the other PRPs, however, there is no assurance that the Company will not ultimately bear liability with respect to such costs. If the Company is ultimately found to have liability to the Agencies, for a significant portion of the clean-up costs with respect to the Site, there could be a material adverse effect on the Company's working capital and liquidity.



                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

            Exhibit No.
            -----------
            11      Statement Regarding Computation of Net Income Per Share
            27      Financial Data Schedule

(b) Reports on Form 8-K

     A report on Form 8-K/A, Amendment No. 1 to Report on Form 8-K dated June 14, 1996 (which disclosed the acquisition of Thompson Pipe and Steel), was filed with the Commission on August 13, 1996. No other reports on Form 8-K were filed during the quarter ended September 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 1996


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



                              By: /s/ BRIAN W. DUNHAM
                                 --------------------
                              Brian W. Dunham
                              Executive Vice President, Chief Financial Officer, Treasurer and Secretary
                              (Principal Financial Officer)