Form 10-K
period 1996-12-31
NORTHWEST PIPE CO
filed 1997-03-26
CIK 1001385

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K

            [X]     ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended:  December 31, 1996
                                          OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________
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
                (Address of principal executive offices and zip code)
                                     503-285-1400
                 (Registrant's telephone number including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                                   (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:       Yes [ X ]     No [   ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K. [    ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $67,412,186 as of March 18, 1997 based upon the last sales price as reported by Nasdaq.

    The number of shares outstanding of the Registrant's Common Stock as of March 18, 1997 was 6,403,725 shares.

    The Index to Exhibits appears on page 17 of this document.
                                 ____________________

                         DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997.

                                NORTHWEST PIPE COMPANY
                             1996 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS

                                        PART I

                                                                            Page
                                                                            ----

Item 1   -    Business                                                        1

Item 2   -    Properties                                                      7

Item 3   -    Legal Proceedings                                               8

Item 4   -    Submission of Matters to a Vote
              of Security Holders                                             8

                                       PART II

Item 5   -    Market for the Registrant's Common
              Equity and Related Stockholder Matters                          8

Item 6   -    Selected Financial Data                                         9

Item 7   -    Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                     10

Item 8   -    Financial Statements and Supplementary
              Data                                                           15

Item 9   -    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                         15

                                       PART III

Item 10  -    Directors and Executive Officers of the
              Registrant                                                     15

Item 11  -    Executive Compensation                                         15

Item 12  -    Security Ownership of Certain Beneficial
              Owners and Management                                          15

Item 13  -    Certain Relationships and Related
              Transactions                                                   15

                                       PART IV

Item 14  -    Exhibits, Financial Statement Schedule
              and Reports on Form 8-K                                        16

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Northwest Pipe Company ("the Company") manufactures welded steel pipe in two business segments. In its water transmission business segment, the Company is a leading supplier in the United States and Canada of large diameter, high pressure steel pipe used primarily for water transmission (the "Water Transmission" business). In its tubular products business segment, the Company manufactures smaller diameter, electric resistance welded ("ERW") steel pipe for use in a wide range of construction, agricultural and industrial applications (the "Tubular Products" business). In 1996, Water Transmission and Tubular Products revenues represented approximately 67% and 33% of the Company's net sales, respectively. Headquartered in Portland, Oregon, the Company operates five manufacturing facilities. Water Transmission products are manufactured in Portland, Oregon, Denver, Colorado and Adelanto, California, and beginning in January 1997, in Riverside, California (both are near Los Angeles). Tubular Products are manufactured in Portland, Oregon, and Atchison, Kansas.

    On May 31, 1996, the Company acquired Thompson Pipe and Steel Company, a manufacturer of steel water transmission pipe headquartered in Denver, Colorado for approximately $6.1 million. The Company believes this acquisition is a strong strategic fit that broadens its current geographic market for Water Transmission pipe into the midwest and central United States. The acquisition also provides additional manufacturing capacity that could be applied to projects in the Company's western markets. The principal assets acquired were steel pipe manufacturing facilities located in Denver, Colorado and Princeton, Kentucky. The Kentucky manufacturing facility was closed by Thompson Pipe and Steel in 1995. The Company will continue to operate the Denver facility, and intends to sell the Kentucky facility.

    On December 26, 1996, the Company acquired, from California Steel Pressure Pipe Company, certain assets of its Riverside, California plant for $6.4 million, which included two spiral mills. The Riverside, California plant was closed in December 1996 by California Steel Pressure Pipe Company. In January 1997, the Company began producing water transmission pipe at the Riverside plant, and managing this facility from its Adelanto, California facility.

PRODUCTS

    WATER TRANSMISSION PRODUCTS. Water transmission pipe is used for (i) high pressure applications, typically requiring pipe able to withstand pressures in excess of 150 pounds per square inch, (ii) low pressure applications such as gravity-flow wastewater and sewers and (iii) other industrial and structural applications. All of the Company's Water Transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, waste water transmission and treatment plant piping. The Company has the capability to manufacture Water Transmission pipe in diameters ranging from 18" to 144" with wall thicknesses of 0.135" to 1.500". The Company has the capability to coat and line these products with cement mortar, polyethylene tapes, paints and coal tar according to the customers' specifications. The Company maintains complete fabrication facilities and provides installation contractors with custom fabricated sections as well as straight pipe sections.

    TUBULAR PRODUCTS. The Company's Tubular Products range in size from 4" to 16" in diameter with wall thicknesses from 0.075" to 0.250". These products are typically sold to pipe distributors or original equipment manufacturers and are used for a wide variety of applications. The Company has historically focused on niche markets that typically generate strong margins due to limited competition. The tubular products industry, however, serves very large markets with products that generally have wall thicknesses greater than those that the Company has traditionally manufactured.

    The Company has added new product lines in its Tubular Products business as management identified opportunities for sustainable growth. In 1989, the Company entered the fire protection sprinkler system market with its branded product FLAME-OUT. In 1993, the Company began marketing WELL-LIFE, a water well casing product. These new products represented an expansion of the Company's focus from the light-wall, large diameter niche markets to include higher volume, more competitive markets. The Company recently acquired and plans to install a new tubular products mill in its Portland, Oregon facility. This new mill will give the Company the ability to manufacture products with smaller diameters and heavier wall thicknesses for uses in industrial piping, oil and gas transmission, fire protection systems and other applications. The Company intends to continue to pursue future opportunities to broaden its product lines by adding products that will take advantage of the Company's available manufacturing capacity, existing marketing channels and manufacturing expertise.


MARKETING

    WATER TRANSMISSION. The primary customers for Water Transmission products are installation contractors for projects funded by public water agencies, including states, municipalities and water districts. Water Transmission products are manufactured at the Company's Oregon, California and Colorado facilities and are marketed in the United States, Canada, Mexico and Central America. High freight costs reduce the Company's competitiveness as the distance from its manufacturing facilities increase.

    The Company's Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with the Company's capabilities and close contact with the project designers and owners throughout the design phase. The Company's in-house sales force is composed of sales representatives, engineers and support personnel. These representatives and engineers work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects. As the public water agency continues the process of developing a pipeline project, the Company's professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe. In certain cases, the Company's professional engineers may be successful in influencing the specifications to favor the Company's products. After the agencies complete the design, they publicize the upcoming bidding for a water transmission project. The Company then obtains detailed plans and develops its estimate for the pipe portion of the project. The Company typically bids to installation contractors who include the Company's bid in their proposal to the public water agency. The public water agency generally awards the entire project to the contractor with the lowest bid.

    Because a substantial portion of the Company's Water Transmission revenue is derived from sales to installation contractors for public water transmission projects, the Company's sales could be adversely impacted by a decline in the number of projects planned by public water agencies, governmental spending cuts, general budgetary constraints or the inability of governmental entities to issue debt. A decline in the number of such projects or in the funding available for such projects could have a material adverse effect on the Company's business, financial condition and results of operations.

    TUBULAR PRODUCTS. The Company's Tubular Products are marketed through a network of direct sales force personnel and independent distributors in the United States and Canada. The Company's marketing strategy focuses on customer service and customer relationships. For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers. Approximately 90% of the Company's Tubular Products sales have been to pipe distributors, and approximately 10% of sales have been to original equipment manufacturers (primarily irrigation system manufacturers). The Company's sales effort emphasizes regular personal contact with current and potential customers. The Company supplements this effort with targeted advertising, participation in trade shows and brochures. The Company's strategic plant locations in Kansas and Oregon allow the Company to efficiently serve customers throughout the United States and in Canada.

MANUFACTURING

    WATER TRANSMISSION. The Company manufactures Water Transmission products at its Oregon, California and Colorado facilities. The process begins with the preparation of engineered drawings of each unique piece of pipe in the project. These drawings are prepared on the Company's proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, paint, epoxies and cement mortar. Linings may be coal tar, cement mortar or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in the Company's fabrication facilities. The pipe is final inspected and prepared for shipment. The Company ships its products to project sites by truck and rail.

    TUBULAR PRODUCTS. Tubular Products are manufactured by the ERW process at the Company's Oregon and Kansas facilities in diameters ranging from 4" to 16". This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders and cut into the appropriate lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished, and certain products are coated with lacquer.

    The Company recently acquired and is installing a new tubular products mill in its Portland, Oregon facility. The Company anticipates that the total cost of the acquisition and installation of the new mill will be approximately $10 million. The new mill is scheduled to be operational by the latter half of 1997. Start-up difficulties, such as cost overruns, operational difficulties and significant delays, if encountered by the Company could have a material adverse effect on the Company's financial condition and results of operations.

    TECHNOLOGY. Advances in technology help the Company produce high quality products at competitive prices. Recent investments in technological improvements include laser seam tracking systems, steel coil slitters, an ultraviolet pipe coating system, an in-line ultrasonic testing system and two radiographic testing systems. To stay abreast of technological developments in the United States and abroad, the Company participates in trade shows, industry associations, research projects and vendor trials of new products.

    QUALITY ASSURANCE. The Company has adopted quality assurance techniques and policies which govern every aspect of its operations to ensure high quality. During and after the manufacturing process, the Company performs many tests, including tensile, impact, hydrostatic, ultrasonic and radiographic tests. The Quality Assurance department reports directly to the chief executive officer. As a reflection of its commitment to quality, the Company has been certified for certain products or operations by Factory Mutual, Underwriters Laboratory, Steel Plate Fabricators Association, National Sanitary Foundation and the American Petroleum Institute.

    PRODUCT LIABILITY. The manufacturing and use of steel pipe involves a variety of risks. Certain losses may result or be alleged to result from defects in the Company's products, thereby subjecting the Company to claims for damages, including consequential damages. The Company warrants its products to be free of certain defects. The Company maintains insurance coverage against potential product liability claims in the amount of $27 million which it believes to be adequate. However, there can be no assurance that product liability claims exceeding the Company's insurance coverage will not be experienced in the future or that the Company will be able to maintain such insurance with adequate coverage.

BACKLOG

    The Company's backlog includes confirmed orders, including the balance of projects in process. The backlog also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however cancellation would generally obligate the customer to pay the costs incurred by the Company. As of December 31, 1996 and 1995, the Company's backlog of orders was approximately $51.4 million and $41.7 million, respectively. Backlog as of December 31, 1996 includes projects having a value of approximately $2.3 million for which binding contracts had not yet been executed. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

COMPETITION

    WATER TRANSMISSION. The Company has several competitors in the Water Transmission segment of its business. High freight costs may limit the ability of manufacturers located in other market areas to compete with the Company. Most of the projects in this segment are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery and ability to meet customized specifications. The Company and Ameron, Inc. are the principal competitors in the water transmission business in the western United States and southwestern Canada. Another competitor in this region is Continental Pipe. East of the Rocky Mountains, the Company's primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Company and US Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros. and Gifford-Hill-American, Inc., which manufacture concrete cylinder pipe; and L.B. Foster Company, which produces steel pipe.

    The Company is not aware of any competitors that are currently planning to enter into the water transmission business within the Company's markets. The Company believes the cost of constructing a facility, the long lead time before a manufacturing plant could compete effectively, product acceptance and the high standards for product quality and manufacturing experience required by project specifications all serve as barriers to entry. However, no assurance can be given that a new or existing competitor will not establish new facilities or expand its capacity within the Company's market areas. New or expanded facilities or competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

    TUBULAR PRODUCTS. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery. In a number of sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, the Company operates in a variety of different markets that require pipe with lighter wall thicknesses in relation to diameters than many of the Company's competitors can manufacture. A substantial portion of the manufacturers focus their production on heavier wall products, while the Company has focused its production primarily on light wall, non-standard products, thereby significantly reducing the number of its competitors. However, the Company is increasingly introducing products into higher volume markets with more competition than it experiences with its niche products.

SUPPLIERS

    The Company purchases hot rolled steel coil produced by a number of primary steel producers including Geneva Steel Company, California Steel Industries, Inc., Lonestar Steel, Thyssen Trading and Nucor. Additionally, Oregon Steel Mills is in the process of adding steel coil manufacturing capabilities to its facility located approximately one mile from the Company's Portland manufacturing facility. If Oregon Steel Mills completes its capital expansion and can supply the Company with steel coil at a competitive price, the Company expects a reduction in its in-bound freight costs. The Company orders steel according to its business forecasts for its Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process. Purchased steel represents a substantial portion of the Company's cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Historically, the Company has sought to recover increases in steel prices through price increases of its products. There can be no assurance that steel prices will not increase or that the Company will be successful in implementing related price increases on its products.

    The Company also relies on certain suppliers of coating materials, lining materials and certain custom fabricated items. The Company has at least two suppliers for most of its raw materials. The Company believes its relationships with its suppliers are positive and has no indication that it will experience shortages of raw materials or components essential to its production processes or that it will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs which could have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

    GENERAL. The Company operates under numerous governmental permits and licenses relating to air emissions and water discharges, stormwater run-off, workplace safety and other matters. The Company is not aware of any current violations or citations relating to any of these permits or licenses. The Company has a policy of reducing use and consumption of hazardous materials in its operations by substituting non-hazardous materials when possible.

    The Company has entered into an agreement with the Oregon Department of Environmental Quality (the "ODEQ") with respect to the reporting requirements for calculating emissions of volatile organic compounds ("VOCs") from pipe coating and lining operations at the Oregon manufacturing facility. Pursuant to the agreement, the Company has until July 1, 1997 to find coatings that will allow it to meet the Reasonably Available Control Technology ("RACT") VOC limits set out in the Company's air permit or to submit an application for an alternative VOC air emissions limit. The agreement also requires the Company to submit reports to the ODEQ detailing the progress that has been made toward finding alternative compliant coatings. In order to comply with the RACT VOC limits, the Company may have to make changes in its operating procedures or the mix of coating and lining production. No assurance can be given that such changes, if required, will not have a material adverse affect on the Company's future business, financial condition or results of operations.

    SUPERFUND SITE.  In June 1995, the U.S. Environmental Protection Agency
(the "EPA") sent a Special Notice Letter for Remedial Investigation/Feasibility Study (the "Special Notice") to the Company notifying the Company of potential liability, as defined by Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (the "CERCLA" or "Superfund"), that the Company may have incurred with respect to a site in Clackamas, Oregon that was added to the EPA's Superfund National Priorities List ("NPL") on October 14, 1992 (the "Site"). The Company conducted manufacturing operations on a portion of the Site prior to its Chapter 11 Bankruptcy in 1986.

    The Special Notice states that the EPA believes that the Company may be a Potentially Responsible Party ("PRP") with respect to the Site. Three other parties also received Special Notice letters naming them as PRPs with respect to the Site. Under Sections 106(a) and 107(a) of CERCLA, Section 7003 of the Resource Conservation and Recovery Act and similar provisions under Oregon laws, PRPs may be ordered to perform response actions deemed necessary by the EPA to protect the public health, welfare or the environment. Such actions may include, but are not limited to, conducting a Remedial Investigation/Feasibility Study ("RI/FS"), conducting a Remedial Design/Remedial Action, and other investigation, planning and remediation activities (collectively, "Response Activities").

    On August 28, 1995, the Company filed a motion with the United States Bankruptcy Court seeking an order to reopen its bankruptcy proceedings. The Company's motion was granted on August 29, 1995. The Company filed a complaint on October 4, 1995 seeking a declaratory judgment from the Bankruptcy Court that all environmental claims by the EPA or the ODEQ related to the Company's operations at the Site prior to the completion of its bankruptcy reorganization were discharged by the Bankruptcy Court's confirmation of the Company's bankruptcy plan.

    On November 13, 1995, both the EPA and the ODEQ (the "Agencies") filed answers to the Company's motion for declaratory judgment. Both the EPA and the ODEQ asserted defenses against the Company's claim including an assertion that the Company did not provide appropriate notice of its bankruptcy proceeding, that the bankruptcy proceeding cannot discharge an injunctive order for ongoing pollution and that the environmental claims are not dischargeable because they are post-confirmation claims. In addition to asking the court to allow its environmental claims against the Company, the EPA also asked for a declaration that the Company is required to amend its schedule of liabilities pursuant to the bankruptcy or permit the EPA to file a late proof of claim.

    In August 1996, the Bankruptcy Court ordered a temporary suspension in the litigation to provide the parties the opportunity to pursue settlement options. As a result of a mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). The Settlement Agreement does not represent a final settlement of the litigation. A final binding settlement of the litigation will be effected only through the Bankruptcy Court's entry of a consent decree for the Site. The Company and the Agencies have prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree is scheduled to be lodged with the Bankruptcy Court on April 11, 1997. The Consent Decree has not been approved or entered by the Bankruptcy Court and, as described below, is subject to further review and approval by the parties and certain other conditions which have not yet been satisfied.

    Under the terms of the Consent Decree, the Company would pay the Agencies $1.0 million and deposit an additional $2.3 million in an escrow account or cash escrow (the "Cash Escrow"), with the interest income on the Cash Escrow to be distributed to the EPA. The Consent Decree provides that the EPA would complete construction of the remedial action at the Site in accordance with its standards and would have the right to sell the portion of the Site that is vacant (the "Hall Property") at any time during the clean-up process and for one year thereafter. If the Hall Property is sold by the Agencies, the $2.3 million held in the Cash Escrow would be returned to the Company. Once construction of the remedial action has been completed as evidenced by issuance of Remedial Action Reports (or their equivalents) and a Preliminary Close Out Report, and the Hall Property is usable for a "reasonable commercial or industrial use", the Agencies would have the option to continue to market the Hall Property for one year. If the Hall Property is not sold during this period, the Company could elect to have the Hall Property conveyed to it in exchange for the $2.3 million held in the Cash Escrow. If the Company takes ownership of the Hall Property it would be required to market the Hall Property for another year. If the Hall Property sells within one year thereafter, fifty percent of any net proceeds in excess of $2.3 million would be paid to the EPA.

    If the Company takes title to the Hall Property, the Agencies would provide a "Prospective Purchaser Agreement" for use by the Company at its option and for use by the Company's eligible successors in interest. The EPA would specify that any eligible prospective purchaser of the Hall Property would not be liable for any past environmental contamination or any ongoing remediation resulting from past operations at the Site. If the Company elects not to take ownership of the Hall Property, the Agencies would retain the $2.3 million held in the Cash Escrow. If the Agencies are unable to complete construction of the remedial action and clean up soils so that the Hall Property can be used for a reasonable commercial or industrial use within ten years, they would be required to return the $2.3 million held in the Cash Escrow to the Company. The Consent Decree also contains covenants not to sue, reservations of rights, and protection for the Company from third party claims for contribution for environmental clean-up costs at the Site.

    The Consent Decree is conditioned upon the transfer of title to the Hall Property to the Agencies. The Hall Property is owned by at least one other PRP, which has not yet finalized an agreement to transfer title to the Hall Property to the Agencies. The Consent Decree also is subject to public comment and the approval of the United States Department of Justice, the EPA, the State of Oregon and the Company's Board of Directors. No assurance can be given that the Consent Decree will be approved by all required parties. The Company believes that once the Hall Property is available for a "reasonable commercial or industrial use", it would have a current value in excess of $2.3 million. Consequently, the Company does not believe that the $2.3 million to be held in the Cash Escrow is "impaired" under generally accepted accounting principles. Accordingly, the Company recorded the $1.0 million payment as an expense in the third quarter of 1996 and will segregate the $2.3 million as a restricted asset on its consolidated balance sheet when the Cash Escrow is established.

    The Company believes that any claims with respect to liability for the costs of the Response Activities were discharged by the United States Bankruptcy Court's confirmation of the Plan. The Company also believes that a settlement of the litigation with the Agencies can be achieved on substantially the terms set forth in the Consent Decree. However, no assurance can be given that the Company and the Agencies will actually achieve a settlement or, if a settlement is not achieved, that the Company will be successful in obtaining a judgment from the Bankruptcy Court that the confirmation of the Plan discharged its liability to the Agencies for environmental claims with respect to the Site or that it will not ultimately be found to have liability with respect to the Site. In the event that the Company and the Agencies are not able to achieve a settlement and the bankruptcy defense is unsuccessful, the Company's ultimate liability will depend on the total costs of the Response Activities and the related costs and fees of the allocation process, the Company's relative contribution of contaminants at the Site and the final allocation of costs to the Company which may ultimately result in litigation and take several years to determine. If the Company is ultimately found to have liability to the EPA or the ODEQ with respect to the Site, no assurance can be given that such liability would not have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

    As of December 31, 1996 the Company had 606 full-time employees. Approximately 26% were salaried and approximately 74% were employed on an hourly basis. All of the hourly employees at Thompson Pipe and Steel Company are represented by a union. The Company considers its relations with its employees to be satisfactory.



ITEM 2.  PROPERTIES

    The Oregon facility consists of 300,000 square feet of covered manufacturing space, located on approximately 25 acres. The Company operates five pipe mills at its Oregon facility. The Kansas facility consists of 55,000 square feet of covered manufacturing space located on 40 acres. The Adelanto, California facility, which was built in 1990, consists of 70,000 square feet of covered manufacturing space located on 60 acres. The Company has two pipe mills located at each of the Kansas and Adelanto, California facilities. Thompson Pipe and Steel Company has a 40 acre steel pipe manufacturing facility, including approximately 131,200 square feet of covered manufacturing space, located in Denver, Colorado and a 64 acre facility, including approximately 336,120 square feet of covered manufacturing space, located in Princeton, Kentucky. The Kentucky manufacturing facility was closed by Thompson Pipe and Steel Company in 1995. The Company intends to continue operating the manufacturing facility in Denver, Colorado, and intends to dispose of the manufacturing facility located in Princeton, Kentucky. The principal assets acquired by the Company from California Steel Pressure Pipe Co. were two spiral mills and one ERW mill located in Riverside, California. The Company owns all of its facilities, except for the Oregon and Riverside, California facilities, which are each leased to the Company with an option to purchase. The Company intends to exercise its option to purchase the Oregon facility in 1997. SEE NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    The Company has available manufacturing capacity at each of its facilities and believes its facilities are adequate for its immediate and near-term requirements, and it does not anticipate the need for significant expansion in the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

    In addition to the matters described above in "ENVIRONMENTAL MATTERS", from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.



                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock is quoted on the Nasdaq National Market System under the symbol "NWPX." The Company's common stock commenced trading on November 30, 1995. The high and low sales prices as reported on the Nasdaq National Market System for the period from November 30, 1995 to December 31, 1996 were as follows.

    1995                                                   LOW           HIGH
    Fourth Quarter (since November 30, 1995)            $  9 1/2      $  10 3/4
    1996
    First Quarter                                       $  9 7/8      $  13 1/2
    Second Quarter                                        12 3/4         18 1/8
    Third Quarter                                         15 3/4         20 1/2
    Fourth Quarter                                        15             20


    There were approximately 90 shareholders of record and 1700 beneficial shareholders at March 21, 1997. The terms of the Company's Line of Credit prohibit the payment of dividends. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate paying cash dividends in the foreseeable future.

    During 1996, the Company sold securities without registration under the Securities Act of 1993, as amended (the "Securities Act") upon the exercise of stock options granted under the Company's stock option plans. An aggregate of 59,069 shares of Common Stock were issued at exercise prices ranging from $0.90 to $4.78. These transactions were affected in reliance upon Rule 701 promulgated pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA


In thousands, except per share amounts

                                                               YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:

Net sales                                $  135,182    $  97,715    $  73,641    $  54,437    $  65,967
Gross profit                                 30,942       19,576       11,980        6,529        9,936
Income (loss) before cumulative
effect of accounting change (1)              10,404        5,107        2,161         (574)       1,662
Net income                                   10,404        5,107        2,161          263        1,662
Earnings per share before cumulative
effect of accounting change (1)                1.84         1.43         0.65        (0.27)        0.85
Earnings per share                             1.84         1.43         0.65         0.16         0.85

BALANCE SHEET DATA:

Working capital                           $  35,737    $  22,438     $  9,944     $  3,234    $  13,208
Total assets                                101,424       64,454       56,808       44,825       41,752
Long-term debt, less current maturities      14,356       12,040       20,998       16,251       15,422
Stockholders' equity                         59,694       33,729       11,519        9,358        8,865


(1) Includes the effect of a benefit reflecting the cumulative effect of a change in method of accounting for income taxes, which was adopted on a prospective basis effective January 1, 1993. The cumulative effect of the change in accounting method was $837, which was recognized in the statement of operations for the year ended December 31, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and
Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions.

 OVERVIEW

    The Company manufactures Water Transmission products in facilities located in Portland, Oregon, Denver, Colorado and Adelanto, California and beginning in January 1997, in Riverside, California. The Adelanto facility was constructed by the Company in 1990. The Denver, Colorado facility was obtained through the acquisition of Thompson Pipe and Steel Company in May 1996. Certain assets of the Riverside, California facility were purchased from California Steel Pressure Pipe Co. in December 1996. Tubular Products are manufactured in the Company's Portland, Oregon and Atchison, Kansas facilities. The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for Tubular Products. Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company's market area since each population center determines its own waterworks requirements. Demand for Tubular Products is influenced by non-residential construction, the agricultural economy and general economic conditions.

    The Company's net sales and net income may fluctuate significantly from quarter to quarter due to the size of certain Water Transmission orders, the schedule for deliveries of those orders and the inventory management policies of certain of the Company's Tubular Products customers. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Common Stock. No assurance can be given that the Company will remain profitable in any future period. The Company's business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on the Company's business, financial condition and results of operations.

    The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's business segments.

                                                     Year Ended December 31,
                                            ------------------------------------
                                             1996          1995          1994
                                            --------      --------      -------
Net sales
  Water transmission                         66.5%         62.6%         55.8%
  Tubular products                           33.5          37.4          44.2
                                            --------      --------      -------
Total net sales                             100.0         100.0         100.0
Cost of sales                                77.1          80.0          83.7
                                            --------      --------      -------
  Gross profit                               22.9          20.0          16.3
Selling, general and administrative
  expenses                                    8.5           8.0           7.8
                                            --------      --------      -------
Income from operations                       14.4          12.0           8.5
Interest expense                              1.7           3.5           3.8
                                            --------      --------      -------
Income before income taxes                   12.7           8.5           4.7
Provision for income taxes                    5.0           3.3           1.8
                                            --------      --------      -------
Net income                                    7.7%          5.2%          2.9%
                                            --------      --------      -------
                                            --------      --------      -------

Gross profit as a percentage
  of segment net sales:
  Water transmission                         26.0%         21.9%         13.4%
  Tubular products                           16.8          17.0          19.9


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Net sales increased 38.3% from $97.7 million in 1995 to $135.2 million in 1996. Sales increased in both business segments. Water Transmission net sales increased 46.9% from $61.2 million in 1995 to $89.9 million in 1996, primarily as a result of an increase in the number of projects bid in the Company's geographical market areas and the number of successful bids in prior periods which resulted in increased production during 1996, and the acquisition of Thompson Pipe and Steel Company in May 1996. Tubular Products net sales increased 23.9% from $36.5 million in 1995 to $45.2 million in 1996. The increase was primarily the result of increased sales of well casing products. In 1996, no customer accounted for 10% or more of total net sales. In 1995, sales to a single customer represented 12% of total net sales.

    Gross profit increased 58.1% from $19.6 million (20.0% of total net sales) in 1995 to $30.9 million (22.9% of total net sales) in 1996. Water Transmission gross profit increased 74.6% from $13.4 million (21.9% of segment net sales) in 1995 to $23.4 million (26.0% of segment net sales) in 1996. This increase was primarily attributable to increased water transmission project bidding activity in 1996, which allowed the Company to obtain projects which were well suited to its manufacturing strengths, and resulted in comparatively higher margins. Additionally, improved margins resulted from increased plant utilization. Gross profit from Tubular Products increased 22.4% from $6.2 million (17.0% of segment net sales) in 1995 to $7.6 million (16.8% of segment net sales) in 1996, primarily the result of increased sales volume.

    Selling, general and administrative expenses increased 47.9% from $7.8 million (8.0% of total net sales) in 1995 to $11.5 million (8.5% of total net sales) in 1996. The increase is largely attributable to the one-time costs associated with the acquisition of Thompson Pipe and Steel Company in May 1996 and to its operating costs since that time as well as the costs of litigating an environmental issue with the EPA. During the third quarter of 1996 the parties to this dispute reached an agreement in principle to settle the litigation. SEE "BUSINESS--ENVIRONMENTAL MATTERS." The Company recorded an expense of $1.0 million, in the third quarter of 1996, in connection with this agreement.

    Interest expense decreased 36.5% from $3.4 million in 1995 to $2.2 million in 1996. This resulted from a decrease in average borrowings outstanding due to the application of the proceeds of the Company's initial public offering in November 1995 and the public offering in November 1996.

    The Company's effective tax rate was approximately 38.7% in 1995 compared to approximately 39.6% in 1996. The provision for income taxes in 1995 reflected the use of net operating loss carryforwards and tax credits which reduced the Company's tax provision. In connection with the acquisition of Thompson Pipe and Steel Company, the Company acquired net operating loss carryforwards which, due to an "ownership change" as defined under section 382 of the Internal Revenue Code of 1986, as amended, are subject to an annual limitation of approximately $338,000 during the 15 year carryforward period.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Net sales increased 32.7% from $73.6 million in 1994 to $97.7 million in 1995. Net sales from the Water Transmission business increased 48.9% from $41.1 million in 1994 to $61.2 million in 1995. This increase was primarily the result of improved market conditions in California. Tubular Products net sales increased by 12.2% from $32.5 million in 1994 to $36.5 million in 1995. Growth in the Company's Tubular Products net sales was largely due to increased sales of water well casing products and fire protection sprinkler system products. In 1995 and 1994, sales to a single customer represented 12% and 11% of net sales, respectively.

    Gross profit increased 63.4% from $12.0 million (or 16.3% of net sales) in 1994 to $19.6 million (or 20.0% of net sales) in 1995. Gross profit from the sale of Water Transmission products increased 143.6% from $5.5 million in 1994 to $13.4 million in 1995. This increase was attributable to higher sales, improved margins as a result of increased capacity utilization and less price-based competition. Gross profit from the sale of Tubular Products decreased 4.5% from $6.5 million in 1994 to $6.2 million in 1995.

    Selling, general and administrative expenses increased 36.4% from $5.7 million (or 7.8% of net sales) in 1994 to $7.8 million (or 8.0% of net sales) in 1995. Water Transmission selling, general and administrative expenses increased 9.8% from $2.2 million in 1994 to $2.4 million in 1995 due to general increases in expenses. Tubular Products selling, general and administrative expenses increased 36.0% from $822,000 in 1994 to $1.1 million in 1995. This increase was due to increases in salaries, benefits and other expenses and to increases in provisions for trade receivables. Corporate administrative costs increased from $2.7 million in 1994 to $4.3 million in 1995. Approximately $700,000 of this increase related to accruals for the Company's discretionary incentive compensation plan, which covers all salaried employees. An additional $500,000 of the increase is related to professional fees and outside consultants engaged in numerous projects involving environmental, legal and financial matters. The balance of the increase related to general increases in salaries, benefits and other operating expenses.

    Interest expense increased 22.8% from $2.8 million in 1994 to $3.4 million in 1995. This increase was due to higher interest rates and increased borrowings incurred to finance the Company's operations and growth.

    The provision for income taxes increased from $1.3 million in 1994 to $3.2 million in 1995 due primarily to increased pre-tax income. The amounts for 1994 and 1995 reflect the use of net operating loss carryforwards and tax credits to reduce the Company's tax provision. The Company had no net operating loss carryforward remaining at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances operations with internally generated funds and available borrowings under its Line of Credit. In November 1995, the Company completed an initial public offering of 1.9 million shares, including the underwriters' over-allotment, of its common stock at an offering price of $9.00 per share, which resulted in net proceeds to the Company of approximately $14.6 million. In November 1996, the Company completed a public offering of 2.3 million shares of its common stock, including the underwriters' over-allotment, at an offering price of $15.50 per share. This offering of 2.3 million shares, 1.1 million shares by the Company and 1.2 million shares by certain shareholders of the Company, resulted in net proceeds to the Company of approximately $15.3 million. At December 31, 1996, the Company had cash and cash equivalents of $4.3 million.

    Net cash provided by operating activities in 1996 was $6.9 million. This was primarily a net result of $10.4 million of net income, non-cash adjustments for depreciation and amortization of $2.0 million, decreases in trade receivables of $1.1 million and costs and estimated earnings in excess of billings on uncompleted contracts of $1.0 million, and increases in inventories and accounts payable of $6.4 million and $2.9 million, respectively. These changes were primarily attributable to the increase in net sales in 1996, and due to timing of purchases and payments, with respect to the increase in inventories and accounts payable.

    Net cash used in investing activities in 1996 was $17.2 million. The
Company acquired Thompson Pipe and Steel Company in May 1996 and certain assets of California Steel Pressure Pipe Company's Riverside, California plant in December 1996. The following amounts, which are included in the accompanying consolidated statement of cash flows as a net amount of $10.6 million, are the primary effects of Thompson Pipe and Steel Company on the Company's consolidated balance sheet at the date of acquisition: accounts receivable increased $7.0 million; property and equipment increased $15.6 million; accounts payable increased $3.1 million; accrued liabilities increased $4.5 million; long-term debt increased $4.2 million; note payable to a financial institution increased $3.3 million; and capital lease obligations increased $1.8 million. The acquisition of certain assets of California Steel Pressure Pipe Company's Riverside, California plant had the following effect on the Company's consolidated balance sheet at the date of acquisition: accounts receivable increased $2.1 million; inventories increased $877,000, prepaid assets increased $841,000, property and equipment increased $2.5 million.

    Net cash provided by financing activities in 1996 was $13.7 million, which was primarily comprised of net proceeds from the Company's public offering in November 1996 of $15.3 million, repayment of $3.3 million of long-term debt and increased borrowings of $1.8 million under a note payable to a financial institution.

    The Company has four significant components of debt: a Line of Credit bearing interest at prime (8.25% at December 31, 1996), which expires in 2001; Industrial Development Bonds in the aggregate amount of $4.0 million with variable interest rates ranging from 3.99% to 4.05% at December 31, 1996; two notes payable to a Senior Lender in the aggregate amount of $8.1 million, bearing interest at prime plus 0.25%; and capital leases aggregating $4.7 million bearing interest at rates ranging from 3.81% to 11.25% at December 31, 1996. SEE NOTES 6, 7 AND 8 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    At December 31, 1996 the Company had an aggregate of $15.4 million outstanding under a $44.0 million Line of Credit. Advances under the Line of Credit are limited to the lesser of $44 million or the sum of (i) 85% of eligible accounts receivable, plus (ii) 60% of eligible inventory, plus (iii) 50% of eligible costs and estimated earnings in excess of billings on uncompleted contracts. Advances under the Line of Credit bear interest at prime. As of December 31, 1996 the current borrowing base yielded unused capacity of $17.0 million under the Line of Credit. Advances under the Line of Credit are collateralized by substantially all of the Company's assets. The Line of Credit expires on April 30, 2001. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    At December 31, 1996 the Company had an aggregate of $8.1 million outstanding under two notes payable to a Senior Lender, due in aggregate quarterly principal payments of $450,000, which bear interest at prime plus 0.25%. These notes mature on September 30, 2001 and are collateralized by the Company's receivables, inventories and property and equipment. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    The Company's working capital requirements have increased due to the increase in the Company's Water Transmission business which is characterized by
lengthy production periods and extended payment cycles.    The Company
anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations, proceeds from its November 1996 public offering and amounts available under its Line of Credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

    On February 7, 1996, the Company's production at its Oregon facility was interrupted by a flood resulting in approximately $450,000 in direct costs. The Company is working with its insurer to recover direct flood costs and the costs associated with business interruption. The recovery amount is not determinable at this time, but the Company does not anticipate any further negative impact on its operations as a result of the flood.

    The Company has been identified as one of four potentially responsible parties with potential liability for a Superfund site in Clackamas, Oregon. In October 1995, the Company filed a complaint seeking a declaratory judgment from the Bankruptcy Court that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization. In September 1996, the Company entered into mediation with the Agencies in an attempt to resolve the matter without incurring the substantial additional expense of continuing the litigation. As a result of the mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement").

    The Settlement Agreement does not represent a final settlement of the litigation. A final binding settlement of the litigation will be effected only through the Bankruptcy Court's entry of a consent decree for the Site. The Company and the Agencies have prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree has not been approved or entered by the Bankruptcy Court and is subject to further review and approval by the parties and certain other conditions which have not yet been satisfied. SEE ITEM 1- BUSINESS - ENVIRONMENTAL MATTERS.

    If the Consent Decree is approved and becomes effective, the Company will pay $1 million plus the interest accrued from April 1, 1997 to the EPA, and deposit $2.3 million into an escrow account (the "Cash Escrow"), with the interest income to be distributed to the EPA. The Consent Decree sets forth the terms and conditions under which the Company could recover the $2.3 million to be placed in the Cash Escrow after the EPA completes construction of the remedial action at the Site. SEE ITEM 1- BUSINESS - ENVIRONMENTAL MATTERS.

    The Company believes that a settlement of the litigation with the Agencies can be achieved on substantially the terms set forth in the Consent Decree. However, no assurance can be given that the Company and the Agencies will actually achieve a settlement or, if a settlement is not achieved, that the Company will be successful in obtaining a judgment from the Bankruptcy Court that the confirmation of the Plan discharged its liability to the Agencies for environmental claims with respect to the Site or that it will not ultimately be found to have liability with respect to the Site. If the Company is ultimately found to have liability to the EPA or to the ODEQ with respect to the Site, no assurance can be given that such liability would not have a material adverse effect on the Company's business, financial condition and results of operations. SEE ITEM 1- BUSINESS - ENVIRONMENTAL MATTERS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

    The information required by this item is included under the caption QUARTERLY DATA, in Note 16 of Notes to Consolidated Financial Statements as listed in Item 14 of Part IV of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.



                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is included under the captions INFORMATION AS TO NOMINEES AND CONTINUING DIRECTORS, EXECUTIVE OFFICERS and
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

    (a) (1)   FINANCIAL STATEMENTS

    The Financial Statements, together with the report thereon of Coopers & Lybrand L.L.P., are included on the pages indicated below.


                                                                           PAGE
    Report of  Independent Accountants                                      F-1

    Consolidated Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                                        F-2

    Consolidated Balance Sheets as of
    December 31, 1996 and 1995                                              F-3

    Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1996, 1995 and 1994                    F-4

    Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995, and 1994                                       F-5

    Notes to Consolidated Financial Statements                              F-6

(a) (2)  FINANCIAL STATEMENT SCHEDULE

    The following schedule and report of independent public accountants are filed herewith:

                                                                       Page No.
                                                                       --------
    Schedule II    Valuation and Qualifying Accounts                        S-1

    Report of Independent Accountants on Financial Statement Schedule       S-2

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a) (3)  EXHIBITS INCLUDED HEREIN:

              Exhibit No.
              -----------

         (1)    3.1          Second Restated Articles of Incorporation
         (1)    3.2          Second Amended and Restated Bylaws
         (1)   10.2          1986 Incentive Stock Option Plan
         (1)   10.3          1995 Stock Incentive Plan
         (1)   10.4          1995 Stock Option Plan for Nonemployee Directors
         (1)   10.5          Lease Agreement between Northwest Pipe & Casing
                             Company and Multnomah Land & Equipment Company, as
                             amended
         (1)   10.6          Registration Rights Agreement
         (1)   10.7          Loan Agreement dated May 1, 1990 between the
                             Company and California Statewide Communities
                             Development Authority
         (2)   10.8          Stock Purchase Agreement dated as of May 8, 1996
                             among Northwest Pipe Company, Thompson Pipe and
                             Steel Company, CHL Holdings, Inc. and Inter-City
                             Products Corporation
         (2)   10.9          Amended and Restated Financing Agreement dated as
                             of May 31, 1996 among the CIT Group/Business
                             Credit, Inc., Northwest Pipe Company, and Thompson
                             Steel Pipe Company
         (3)   22            Subsidiaries of the Registrant
         (3)   23            Consent of Coopers & Lybrand LLP
         (3)   27            Financial Data Schedule


    (1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308.

    (2) Incorporated by reference to Exhibits to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on June 14 ,
         1996).

    (3)  Filed herewith.

(b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 1997.


                                            NORTHWEST PIPE COMPANY

                                            By /s/ WILLIAM R. TAGMYER
                                               -----------------------
                                            William R. Tagmyer
                                            Chairman of the Board, President
                                            and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 24th day of March 1997.


Signature                    Title
---------                    -----


/s/ WILLIAM R. TAGMYER       Chairman of the Board, President
----------------------       and Chief Executive Officer
William R. Tagmyer           (Principal Executive Officer)


/s/ BRIAN W. DUNHAM          Director, Executive Vice President,
----------------------       Chief Operating Officer, Treasurer and Secretary
Brian W. Dunham              (Principal Financial Officer)


/s/ WAYNE B. KINGSLEY        Director
----------------------
Wayne B. Kingsley


/s/ NEIL R. THORNTON         Director
----------------------
Neil R. Thornton


/s/ VERN B. RYLES, JR.       Director
----------------------
Vern B. Ryles, Jr.


/s/ WARREN K KEARNS          Director
----------------------
Warren K. Kearns

                                                                     SCHEDULE II



                                NORTHWEST PIPE COMPANY
                          VALUATION AND QUALIFYING ACCOUNTS
                                (Dollars in thousands)


                                                      BALANCE AT       CHARGED       DEDUCTION     BALANCE AT
                                                      BEGINNING       TO PROFIT         FROM        CLOSE OF
                                                      OF PERIOD       AND LOSS       RESERVES        PERIOD
                                                      ----------      ---------      ---------     ----------
Year ended December 31, 1996:
  Reserve deducted in balance sheet from the
    asset to which it applies-
  Allowance for doubtful trade receivables                $867           $921           $108          $1,680
Year ended December 31, 1995:
  Reserve deducted in balance sheet from the
    asset to which it applies-
  Allowance for doubtful trade receivables                $571           $427           $131            $867
Year ended December 31, 1994:
  Reserve deducted in balance sheet from the
    asset to which it applies-
  Allowance for doubtful trade receivables                $536           $ 35             --            $571


                          REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of Northwest Pipe Company and Subsidiary is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                  Coopers & Lybrand, L.L.P.


Portland, Oregon
February 7, 1997

REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and Board of Directors
Northwest Pipe Company

    We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 12 of Notes to Consolidated Financial Statements, the Company, along with three other parties, has been named as a potentially responsible party by the United States Environmental Protection Agency (the "Agency") for a "Superfund" site (the "Site") located in Clackamas, Oregon. The Company has entered into an agreement in principle with the Agency and the Oregon Department of Environmental Quality with respect to a proposed settlement of litigation relating to the Company's potential liability for the costs of response actions at the Site.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipe Company and subsidiary as of December 31, 1996 and 1995, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                             Coopers & Lybrand L.L.P.



Portland, Oregon
February 7, 1997

                        NORTHWEST PIPE COMPANY AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
          (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
Net sales                                          $135,182   $97,715   $73,641
Cost of sales                                       104,240    78,139    61,661
--------------------------------------------------------------------------------
    Gross profit                                     30,942    19,576    11,980

Selling, general and administrative  expenses        11,530     7,798     5,719
--------------------------------------------------------------------------------
Operating income                                     19,412    11,778     6,261

Interest expense                                      1,961     2,839     2,265
Interest expense to related parties                     228       609       543
--------------------------------------------------------------------------------
Income before income taxes                           17,223     8,330     3,453

Provision for income taxes                            6,819     3,223     1,292
--------------------------------------------------------------------------------

Net income                                          $10,404   $ 5,107   $ 2,161
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Earnings per share                                  $  1.84   $  1.43   $  0.65
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Weighted average number of shares  outstanding        5,650     3,695     3,526
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------












The accompanying notes are an integral part of these consolidated financial statements

                        NORTHWEST PIPE COMPANY AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                            (Dollar amounts in thousands)

                                                                 December 31,
                                                                 -----------
                                                            1996           1995
                                                            ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                              $ 4,302        $   857
  Trade receivables, less allowance for doubtful
    accounts of $1,680 in 1996 and $867 in 1995           23,222         15,984
 Costs and estimated earnings in excess of billings
    on uncompleted contracts                              10,750          9,891
 Inventories                                              20,484         11,409
 Prepaid expenses and other                                1,289            835
 Deferred income taxes                                     3,051            694
--------------------------------------------------------------------------------
     Total current assets                                 63,098         39,670
 Property and equipment, net                              34,594         21,198
 Property under capital leases, less accumulated
    amortization of $577 in 1996 and $513 in 1995          2,875          2,939
 Other assets, net                                           857            647
--------------------------------------------------------------------------------
                                                        $101,424        $64,454
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to financial institution                  $ 7,302        $ 2,191
  Current portion of long-term debt                        2,100          2,100
  Current portion of capital lease obligations               299            106
  Current portion of capital lease obligations
    due to related party                                     125            115
  Accounts payable                                         9,930          9,733
  Accrued liabilities                                      7,605          2,987
--------------------------------------------------------------------------------
    Total current liabilities                             27,361         17,232
Long-term debt, less current portion                      10,050          9,110
Capital lease obligations, less current  portion           1,760            259
Capital lease obligations due to related party, less
  current portion                                          2,546          2,671
Deferred income taxes                                         13          1,453
--------------------------------------------------------------------------------
     Total liabilities                                    41,730         30,725
Commitments and contingencies  (Notes 8 and 12)
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, none issued or outstanding
  Common stock, $.01 par value, 15,000,000
     shares authorized, 6,388,986 and 5,258,299 shares
     issued and outstanding  at December 31, 1996 and
    1995, respectively                                        64             53
Additional paid-in capital                                38,453         22,903
Retained earnings                                         21,177         10,773
--------------------------------------------------------------------------------
     Total stockholders' equity                           59,694         33,729
--------------------------------------------------------------------------------
                                                        $101,424        $64,454
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements

                        NORTHWEST PIPE COMPANY AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DOLLAR AMOUNTS IN THOUSANDS)


TOTAL
                                                                    COMMON STOCK
                                                                    ------------
                                                             CLASS A             CLASS B
                                                             -------             -------
                                                     SHARES     AMOUNT     SHARES     AMOUNT      SHARES
                                                     ------     ------     ------     ------      ------

Balance at December 31, 1993                        448,394         $5    248,609         $3

Net income

----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        448,394          5    248,609          3

Net income

Conversion of Class A to common stock              (448,394)        (5)                          448,394

Conversion of Class B to common stock                                    (248,609)        (3)    248,609

Conversion of Series B and Series C Subordinated
 debt to common stock                                                                          2,629,296

Proceeds from sale of common stock, net of
  issuance cost of $1,558                                                                      1,932,000

----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                              -          -          -          -   5,258,299

Net income

Issuance of common stock
under stock option plan                                                                           59,069

Repurchase of common stock                                                                          (174)

Tax benefit of stock options exercised

Proceeds of sale of common stock, net of
 issuance cost of $400                                                                         1,071,792

----------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                              -         $-          -         $-   6,388,986
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

                                                                                                 TOTAL
                                                                ADDITIONAL                       STOCK-
                                                                 PAID-IN         RETAINED       HOLDERS'
                                                     AMOUNT      CAPITAL         EARNINGS        EQUITY
                                                     ------     ----------       --------       --------
Balance at December 31, 1993                                       $ 5,845        $ 3,505        $ 9,358

Net income                                                                          2,161          2,161
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                         5,845          5,666         11,519

Net income                                                                          5,107          5,107

Conversion of Class A to common stock                    $5

Conversion of Class B to common stock                     3

Conversion of Series B and Series C Subordinated
 debt to common stock                                    26          2,464                         2,490

Proceeds from sale of common stock, net of
  issuance cost of $1,558                                19         14,594                        14,613

---------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                             53         22,903         10,773         33,729

Net income                                                                         10,404         10,404

Issuance of common stock
under stock option plan                                   1             65                            66

Repurchase of common stock                                              (2)                           (2)

Tax benefit of stock options exercised                                 238                           238

Proceeds of sale of common stock, net of
 issuance cost of $400                                   10          15,249                       15,259

---------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                            $64         $38,453       $21,177        $59,594
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        NORTHWEST PIPE COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                1996           1995           1994
                                                                                ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $10,404        $ 5,107        $ 2,161
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
Depreciation and amortization                                                  2,022          1,362          1,302
Provision for doubtful accounts                                                  813            296             35
Deferred income tax provision                                                      3          1,070          1,089
Changes in assets and liabilities, net of
  effects from acquisitions:
Trade receivables                                                              1,106         (2,629)        (5,480)
Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                     1,031         (7,079)           317
Inventories                                                                   (6,358)         2,336         (5,540)
Prepaid expenses and other                                                       405            280             83
Accounts payable                                                              (2,860)         2,048          4,059
Accrued liabilities                                                              389            962          1,099
                                                                            ---------------------------------------
Net cash provided by (used in) operating activities                            6,955          3,753           (875)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                           (6,680)        (2,556)        (1,667)
Acquisitions, net of cash acquired                                           (10,587)             -              -
Other assets                                                                      96            148           (358)
                                                                            ---------------------------------------
Net cash used in investing activities                                        (17,171)        (2,408)        (2,025)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                                       -              -         10,598
Proceeds from long-term debt due to related parties                                -              -          1,402
Proceeds from sale of common stock                                            15,325         14,613              -
Repurchase of common stock                                                        (2)             -              -
Payments on long-term debt                                                    (3,286)        (7,174)        (6,206)
Net proceeds (payments) under note payable to financial institution            1,845         (8,128)        (1,671)
Payments on capital lease obligations                                           (106)           (88)           (41)
Payments on capital lease obligations to related party                          (115)          (106)          (807)
                                                                            ---------------------------------------
  Net cash provided by (used in) financing activities                         13,661           (883)         3,275
                                                                            ---------------------------------------
Net increase in cash and cash equivalents                                      3,445            462            375
Cash and cash equivalents, beginning of year                                     857            395             20
                                                                            ---------------------------------------
Cash and cash equivalents, end of year                                       $ 4,302        $   857        $   395
                                                                            ---------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:  Interest                                     $ 1,969        $ 4,009        $ 2,096
                                Income taxes                                 $ 7,901        $ 1,274        $   138
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Accrued interest converted to long-term debt                                       -              -        $   264
Long-term debt converted to common stock                                           -        $ 2,490              -
Capital lease obligations incurred                                                 -        $    62        $   432
Tax benefit of nonqualified stock options exercised                          $   238              -              -
Acquisition:  Fair value of assets acquired                                  $27,403              -              -
              Fair value of liabilities assumed                               16,816              -              -
                                                                             -------
              Cash paid, net                                                 $10,587              -              -

The accompanying notes are an integral part of these consolidated financial statements

                                NORTHWEST PIPE COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated financial statements include the accounts of Northwest
Pipe Company and its wholly owned subsidiary (the "Company"). All significant intercompany balances have been eliminated. The Company manufactures steel pipe in two business segments at plants located in Portland, Oregon; Denver, Colorado; Adelanto, California; Atchison, Kansas; and beginning January 1997, in Riverside, California.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SEGMENTS

    Water Transmission products are custom manufactured in accordance with project specifications. These products are used primarily for high pressure water transmission pipelines in the United States and Canada. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; and Adelanto, California, and beginning in January 1997, in Riverside, California and are sold primarily to public water agencies either directly or through an installation contractor. A substantial portion of the Company's Water Transmission revenue is derived from sales to installation contractors for public water transmission projects. As such, the Company's sales could be adversely impacted by a decline in the projects planned by public water agencies, governmental spending cuts, general budgetary constraints or the inability of governmental entities to issue debt.

    Tubular Products are manufactured in the Company's Portland, Oregon and Atchison, Kansas facilities. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States and Canada. These products are used for a variety of construction, agricultural and industrial purposes.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consists of cash and short term highly liquid investments purchased with original or remaining maturities of three months or less.

INVENTORIES

    Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Depreciation is determined by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations.

    Estimated useful lives by major classes of property and equipment are as follows:

    Land improvements                       20 years
    Buildings                               30 years
    Equipment                               5-18 years

PROPERTY UNDER CAPITAL LEASES

    The Company leases land, buildings and equipment under long-term capital leases. Buildings are being amortized over their estimated useful lives of thirty years and equipment is being amortized on a straight-line basis over estimated useful lives of ten to eighteen years.

REVENUE RECOGNITION

    Revenues from construction contracts in the Company's Water Transmission business segment are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period such losses are estimated. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

    Revenues from the Company's Tubular Products business segment are recognized when products are shipped.

INCOME TAXES

    The Company records deferred income tax assets and liabilities based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.

EARNINGS PER SHARE

    Earnings per share is computed using the weighted average number of common and common equivalent shares of stock outstanding. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the anticipated public offering price during the twelve months immediately preceding the initial filing of the Company's initial public offering have been included as if they were outstanding for all periods prior to the initial public offering using the treasury stock method and the initial public offering price of $9.00. Additionally, earnings per share for 1995 and 1994 have been computed as if the conversion of the Series B and Series C Convertible Subordinated Debentures and the IPO occurred as of the beginning of each of the respective periods.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No.  107, "Disclosure about
Fair Value of Financial Instruments", defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables, other current assets and current liabilities approximate fair value because of the short maturity for these instruments. The fair value approximates the carrying value of the Company's borrowings under its long-term arrangements based upon interest rates available for the same or similar loans.

IMPAIRMENT OF LONG-LIVED ASSETS

    Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", establishes criteria for and requires recognition of impairment losses on long-lived assets. SFAS 121 also prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company adopted SFAS 121 in 1996. The adoption of this standard did not have a material effect on the financial statements of the Company.

2.  ACQUISITION:

    On May 31, 1996, the Company acquired Thompson Pipe and Steel Company ("Thompson Pipe and Steel"), a manufacturer of water transmission pipe headquartered in Denver, Colorado. The acquisition (the "Acquisition") was accomplished through the Company's purchase of all of the issued and outstanding capital stock of Thompson Pipe and Steel from Inter-City Products Corporation, a corporation based in Toronto, Canada, and its affiliates ("ICP").

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

    The purchase price paid by the Company for the capital stock of Thompson Pipe and Steel was approximately $1.3 million. In addition, the Company purchased from ICP certain indebtedness of Thompson Pipe and Steel to ICP in the amount of approximately $4.8 million. The purchase price was determined through arms-length negotiations between the Company and ICP. The funds used to pay the purchase price were obtained pursuant to the terms of the Company's Amended and Restated Financing Agreement with the CIT Group/Business Credit, Inc. dated as of May 31, 1996.

    On December 26, 1996, the Company acquired, from California Steel Pressure Pipe Company, certain assets of its Riverside, California plant for $6.4 million. The Riverside, California plant was closed in December 1996 by California Steel Pressure Pipe Company. In January 1997, the Company began producing smaller diameter water transmission pipe at the Riverside plant, and managing this facility from its Adelanto, California facilty. The principal assets acquired by the Company in the acquisition were trade receivables, inventory, and machinery and equipment. The purchase price was determined through arms-length negotiations between the Company and California Steel Pressure Pipe. The funds used to pay the purchase price were obtained pursuant to the terms of the Company's Amended and Restated Financing Agreement with the CIT Group/Business Credit, Inc. dated as of May 31, 1996.

      The acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations from the dates of acquisition.

    The following unaudited pro forma information represents the results of operations of the Company as if the Acquisition had occurred at the beginning of each period presented:
                                                     (UNAUDITED)
                                                     DECEMBER 31,
                                                     ------------
                                                 1996       1995
                                                 -------------------
Net sales                                        $146,035   $135,272
Net income                                          6,401         46
Net income per share                                $1.13      $0.06

    The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisition occurred at the beginning of the periods indicated or which may be obtained in the future.

3.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

                                                              DECEMBER 31,
                                                              ------------
                                                       1996           1995
                                                    ------------------------
Costs incurred on uncompleted contracts             $41,944        $45,700
Estimated earnings                                    9,588          8,382
                                                    -------       --------
                                                     51,532         54,082
Less billings to date                               (40,782)       (44,191)
                                                    -------       --------
                                                    $10,750       $  9,891
                                                    -------       --------
                                                    -------       --------

    Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts which include achievement of milestones, partial shipments or completion of the contracts.

4.  INVENTORIES:

                                                                DECEMBER 31,
                                                                ------------
                                                       1996           1995
                                                    ------------------------
Finished goods                                      $ 6,564        $ 3,423
Raw materials                                        12,449          6,665
Materials and supplies                                1,471          1,321
                                                    -------        -------
                                                    $20,484        $11,409
                                                    -------        -------
                                                    -------        -------

5.  PROPERTY AND EQUIPMENT:

                                                                DECEMBER 31,
                                                                ------------
                                                       1996           1995
                                                    ------------------------
Land and improvements                               $ 4,534        $ 2,736
Buildings                                            11,424          5,915
Equipment                                            33,418         20,835
Construction in progress                              6,078          1,639
                                                    -------        -------
                                                     55,454         31,125
Less accumulated depreciation                       (20,860)        (9,927)
                                                    -------        -------
                                                    $34,594        $21,198
                                                    -------        -------
                                                    -------        -------

6.  NOTE PAYABLE TO FINANCIAL INSTITUTION:

    Effective May 31, 1996, the Company refinanced a substantial portion of its term debt and its revolving credit facility. The revolving credit facility was replaced by a new facility from a financial institution ("Senior Lender") which extends to April 30, 2001. Under this new agreement borrowings are limited to the lesser of $44 million or 85% of eligible trade receivables plus 60% of eligible inventories, plus 50% of costs and estimated earnings in excess of billings on uncompleted contracts. The Company had an available unused line of credit of $17.0 million at December 31, 1996. Amounts outstanding under this facility bear interest at prime, payable monthly. Prime interest rate was 8.25% at December 31, 1996. Under the prior agreement borrowings are limited to the lesser of $19.5 million or 85% of eligible trade receivables plus 60% of eligible inventories. The Company had an available unused line of credit of $14.0 million at December 31, 1995. Amounts outstanding under this facility bear interest at prime plus 1.5%, payable monthly. Prime interest rate was 8.75% at December 31, 1995.

7.  LONG-TERM DEBT:

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                 1996         1995
                                                                                  ------------------
Industrial Development Bonds, issued in accordance with Internal
  Revenue Code Section 144(a), variable interest (4.05% and
  5.40% at December 31, 1996 and 1995) payable monthly; annual principal payments of $250, collateralized by property and
  equipment and guaranteed by an irrevocable letter of credit from a bank         $ 3,500   $3,750
Industrial Development Bonds, issued in accordance with Internal
  Revenue Code Section 144(a), variable interest  (3.99% at December 31,
 1996) payable monthly; annual principal payments of  $600,
  collateralized by property and  equipment and guaranteed by an
  irrevocable letter of credit from a bank                                            490
Note payable to Senior Lender, due in monthly payments of $175 plus interest at prime plus 2.00%, collateralized by receivables,
  inventories, and property and equipment                                                      450
Note payable to Senior Lender, due in monthly payments of $175 plus interest at prime plus 1.75%, collateralized by  receivables,
  inventories, and property and equipment                                                    7,000
Note payable to Senior Lender, due in quarterly payments of $300, plus interest at prime plus 0.25% (8.5% at December 31, 1996)
  with balance due September 30, 2001,  collateralized by receivables,
  inventories, and property and equipment                                           5,400
Note payable to Senior Lender, due in quarterly payments of $150, plus interest at prime plus 0.25% (8.5% at December 31, 1996) with balance due September 30, 2001, collateralized by receivables,  inventories, and
  property and equipment                                                            2,700
Other                                                                                  60       10
                                                                                  -------  -------
Total long-term debt                                                              $12,150  $11,210
                                                                                  -------  -------
                                                                                  -------  -------

Amounts are displayed on the consolidated balance sheets as follows:

Current portion of long-term debt                                                 $ 2,100  $ 2,100
Long-term debt, less current portion                                               10,050    9,110
                                                                                  -------  -------
                                                                                  $12,150  $11,210
                                                                                  -------  -------
                                                                                  -------  -------


    The Company is required to maintain certain financial ratios under its loan agreements. As of December 31, 1996, the most significant of these is maintaining a defined leverage ratio of less than 2.0 to 1.

    Future principal payment maturities as of December 31, 1996 are as follows:

    1997                                                           $ 2,100
    1998                                                             2,050
    1999                                                             2,050
    2000                                                             2,540
    2001                                                             1,150
    Thereafter                                                       2,260
                                                                   -------
                                                                   $12,150
                                                                   -------
                                                                   -------

8.  LEASES:

CAPITAL LEASES

    The Company leases land and buildings under an agreement with a related party (see Note 9). The Company's lease supports the related party's debt and payments on the lease are equal to the principal and interest payments on the underlying debt, and are made directly to the lender.

    The Company also leases certain assets at its Kentucky facility from the Kentucky Rural Economic Development Authority. In addition, the Company has other capital leases for office and manufacturing equipment.

    The future minimum lease payments under these capital leases, and the present value of the minimum lease payments as of December 31, 1996 are as follows:

    1997                                                           $   730
    1998                                                               718
    1999                                                               640
    2000                                                               585
    2001                                                               570
    Thereafter                                                       3,451
                                                                 ----------
    Total minimum lease payments                                     6,694
    Less--Amount representing interest                              (1,964)
                                                                 ----------
    Present value of minimum lease payments including current
      maturities of $424, with interest rates ranging from
      3.81%  to 11.25%, including amounts to related party          $4,730
                                                                 ==========


OPERATING LEASES

    The Company has entered into various equipment leases with terms of five years or less. Total rental expense for 1996, 1995 and 1994 was $1,060, $789 and $787, respectively. As of December 31, 1996 future minimum payments for operating leases with initial or remaining terms in excess of one year are:

    1997                                                              $236
    1998                                                               199
    1999                                                               156
    2000                                                               135
    2001                                                               135
    Thereafter                                                          61

9.  RELATED PARTY TRANSACTIONS:

    Multnomah Land & Equipment (Multnomah) is a partnership in which a director of the Company is a general partner. As discussed in Note 8, the Company entered into two separate agreements to lease a pipe manufacturing facility and equipment from Multnomah. The amounts paid under these lease agreements amounted to $344, $344 and $521 for 1996, 1995 and 1994, respectively. During 1994, the Company exercised its option to purchase equipment for $600. The Company has the option to acquire the pipe manufacturing facility, exercisable at any time prior to the expiration of the lease, for the greater of $1.0 million or the outstanding balance of the unpaid principal and accrued interest on the loan collateralized by such property ($2.7 million at December 31, 1996). The Company intends to exercise its option to purchase the pipe manufacturing facility. Multnomah has unconditionally guaranteed all of the obligations of the Company to the Senior Lender under a Financing Agreement dated May 31, 1996. Multnomah's guarantee was required because it is a related party with ownership rights to the Company's Portland, Oregon facility.

10.  RETIREMENT PLANS:

    The Company has a defined contribution retirement plan covering substantially all of its employees. Total expense in 1996, 1995 and 1994 amounted to $422, $230 and $195, respectively. The Company matches up to 50% of employee contributions to the plan, subject to certain limitations.

    Thompson Pipe and Steel has two noncontributory defined benefit plans which cover substantially all employees. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the retirement plan are based upon a final pay formula. The funding policy for each plan is based on current plan costs plus amortization of the unfunded plan liability.

11.  CAPITAL STOCK:

    On July 28, 1995, the Board of Directors amended and restated the Company's Articles of Incorporation subject to approval by the stockholders of the Company. The revised articles, among other things, redesignated the Class A and Class B common stock of the Company as Common Stock, authorized a 0.858-for-1 reverse stock split of each outstanding share of Common Stock, increased the authorized capital stock of the Company to 15,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, authorized the Board of Directors to issue blank check Preferred Stock, and provided for the classification of the Board of Directors into three classes with staggered terms. The Board of Directors, with stockholder approval, also authorized and approved the 1995 Stock Incentive Plan and the reservation of 500,000 shares of common stock for issuance thereunder (429,000 after the stock split noted above), and the 1995 Stock Option Plan for Nonemployee Directors and the reservation of 100,000 shares of Common Stock (after the stock split) for issuance thereunder. All share and per share amounts have been restated to retroactively reflect the aforementioned reverse stock split.

    The Company has two stock compensation plans for employees and directors. The 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price which is 100 percent of the fair market value of the Company's stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair market value on the grant date.

    The plans provide that options become exercisable according to vesting schedules which range from four to five years. Options terminate 10 years from the date of grant.

    There were 362,534, 382,001 and 355,587 shares of common stock reserved for stock options at December 31, 1996, 1995 and 1994, respectively.

    The following are the shares exercisable at the corresponding weighted average exercise price at December 31, 1996, 1995 and 1994, respectively:
183,978 at $2.95; 207,199 at $1.57; and 173,413 at $0.94.

    A summary of status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the year ended on those dates is presented below:
                                                      EXERCISE PRICE
                                               OPTIONS                RANGE
                                                ----------------------------
Balance, December 31, 1993                     128,227          $  0.87-$  3.50
Options granted                                 45,187               $1.00
                                               -------
Balance, December 31, 1994                     173,414          $  0.87-$  1.00
Options granted                                146,999               $4.78
                                               -------
Balance, December 31, 1995                     320,413          $  0.87-$  4.78
Options granted                                 20,000           $11.50-$17.125
Options exercised                              (59,069)         $  0.90-$  4.78
Options canceled                                  (534)              $4.78
                                               -------
Balance, December 31, 1996                     280,810          $  0.87-$17.125
                                               =======
    The following table summarizes information about stock options outstanding at December 31, 1996:

                             Options Outstanding             Options Exercisable
                             -------------------             -------------------
                                  Weighted      Weighted                Weighted
                       Shares      Average       Average     Shares      Average
Range of           Outstanding   Contractual    Exercise   Exercisable  Exercise
Exercise Prices    at 12/31/96  Remaining Life    Price    at 12/31/96   Price
--------------------------------------------------------------------------------
$0.87 to $1.00        117,221      4.71         $0.948        117,221     $0.95
$4.78                 143,589      8.47           4.78         56,992      4.78
$11.50 to $12.75       12,000      9.21         12.229          1,765     12.16
$17.125                 8,000      9.37         17.125          8,000    17.125
                      -------                                 -------
Totals                280,810                                 183,978
                      -------                                 -------
                      -------                                 -------

    SFAS 123 "Accounting for Stock-Based Compensation" was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for the recognition of cost related to stock option plans. Adoption of SFAS 123 is optional. As a result, the Company continues to apply APB opinion No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 and 1995 are presented below.

    The fair value of each option granted during the years ended 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used to calculate both 1996 and 1995: (i) average dividend yield of 0%, (ii) expected volatility of 19.48% and (iii) expected life of 5 years. The risk-free interest rate (equivalent to the zero coupon treasury rate) at the date of grant ranged from 5.23% to 6.46% for 1996 and 5.92% to 6.17% for 1995.

    Had the Company used the fair value methodology for determining compensation expense, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

                                                         DECEMBER 31,
                                                         ------------
                                               1996              1995
                                                -----------------------
    Net income - as reported                   $10,404         $5,107
    Net income - pro forma                     $10,350         $4,975
    Earnings per share - as reported           $  1.84         $ 1.43
    Earnings per share - pro forma             $  1.83         $ 1.39

    The effect of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

    On November 30, 1995, the Company completed an initial public offering
(IPO) of 1,932,000 shares of common stock, including over allotments, at an issuance price of $9.00 per share. In conjunction with the IPO, all of the Company's outstanding Series B and Series C Convertible Subordinated Debentures were converted into a total of 2,629,296 shares of the Company's Common Stock.

    On November 14, 1996, the Company completed a public offering of 2,300,000 shares of common stock, including over allotments, priced at $15.50; 1,071,792 shares were sold by the Company and 1,228,208 were sold by certain of the selling shareholders of the Company, including over allotments.

12.  COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL MATTERS

    GENERAL. The Company operates under numerous governmental permits and licenses relating to air emissions and water discharges, storm water run-off, workplace safety and other matters. The Company is not aware of any current violations or citations relating to any of these permits or licenses. The Company has a policy of reducing use and consumption of hazardous materials in its operations by substituting non-hazardous materials when possible.

The Company has entered into an agreement with the Oregon Department of Environmental Quality (the "ODEQ") with respect to the reporting requirements for calculating emissions of volatile organic compounds ("VOCs") from pipe coating and lining operations at the Oregon manufacturing facility. Pursuant to the agreement, the Company has until July 1, 1997 to find coatings that will allow it to meet the Reasonably Available Control Technology ("RACT") VOC limits set out in the Company's air permit or to submit an application for an alternative VOC air emissions limit. The agreement also requires the Company to submit reports to the ODEQ detailing the progress that has been made toward finding alternative compliant coatings. In order to comply with the RACT VOC limits, the Company may have to make changes in its operating procedures or the mix of coating and lining production. No assurance can be given that such changes, if required, will not have a material adverse affect on the Company's future business, financial condition or results of operations.

    SUPERFUND SITE. In June 1995, the EPA sent a Special Notice Letter for Remedial Investigation/Feasibility Study (the "Special Notice") to the Company notifying the Company of potential liability, as defined by Section 107(a) of the Comprehensive Environmental Response, Compensation and Liability Act, as amended (the "CERCLA" or "Superfund"), that the Company may have incurred with respect to a site in Clackamas, Oregon that was added to the EPA's Superfund National Priorities List ("NPL") on October 14, 1992 (the "Site"). The Company conducted manufacturing operations on a portion of the Site prior to its Chapter 11 Bankruptcy in 1986.

    The Special Notice states that the EPA believes that the Company may be a Potentially Responsible Party ("PRP") with respect to the Site. Three other parties also received Special Notice letters naming them as PRPs with respect to the Site. Under Sections 106(a) and 107(a) of CERCLA, Section 7003 of the Resource Conservation and Recovery Act and similar provisions under Oregon laws, PRPs may be ordered to perform response actions deemed necessary by the EPA to protect the public health, welfare or the environment. Such actions may include, but are not limited to, conducting a Remedial Investigation/Feasibility Study ("RI/FS"), conducting a Remedial Design/Remedial Action, and other investigation, planning and remediation activities (collectively, "Response Activities").

    On August 28, 1995, the Company filed a motion with the United States Bankruptcy Court seeking an order to reopen its bankruptcy proceedings. The Company's motion was granted on August 29, 1995. The Company filed a complaint on October 4, 1995 seeking a declaratory judgment from the Bankruptcy Court that all environmental claims by the EPA or the ODEQ related to the Company's operations at the Site prior to the completion of its bankruptcy reorganization were discharged by the Bankruptcy Court's confirmation of the Company's Plan.

    On November 13, 1995, both the EPA and the ODEQ (the "Agencies") filed answers to the Company's motion for declaratory judgment. Both the EPA and the ODEQ asserted defenses against the Company's claim including an assertion that the Company did not provide appropriate notice of its bankruptcy proceeding, that the bankruptcy proceeding cannot discharge an injunctive order for ongoing pollution and that the environmental claims are not dischargeable because they are post-confirmation claims. In addition to asking the court to allow its environmental claims against the Company, the EPA also asked for a declaration that the Company is required to amend its schedule of liabilities pursuant to the bankruptcy or permit the EPA to file a late proof of claim.

    In August 1996, the Bankruptcy Court ordered a temporary suspension in the litigation to provide the parties the opportunity to pursue settlement options. As a result of a mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). The Settlement Agreement does not represent a final settlement of the litigation. A final binding settlement of the litigation will be effected only through the Bankruptcy Court's entry of a consent decree for the Site. The Company and the Agencies have prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree is scheduled to be lodged with the Bankruptcy Court on April 11, 1997. The Consent Decree has not been approved or entered by the Bankruptcy Court and, as described below, is subject to further review and approval by the parties and certain other conditions which have not yet been satisfied.

    Under the terms of the Consent Decree, the Company would pay the Agencies $1.0 million and deposit an additional $2.3 million in an escrow account or cash escrow (the "Cash Escrow"), with the interest income on the Cash Escrow to be distributed to the EPA. The Consent Decree provides that the EPA would complete construction of the remedial action at the Site in accordance with its standards and would have the right to sell the portion of the Site that is vacant (the "Hall Property") at any time during the clean-up process and for one year thereafter. If the Hall Property is sold by the Agencies, the $2.3 million held in the Cash Escrow would be returned to the Company. Once construction of the remedial action has been completed as evidenced by issuance of Remedial Action Reports (or their equivalents) and a Preliminary Close Out Report, and the Hall Property is usable for a "reasonable commercial or industrial use", the Agencies would have the option to continue to market the Hall Property for one year. If the Hall Property is not sold during this period, the Company could elect to have the Hall Property conveyed to it in exchange for the $2.3 million held in the Cash Escrow. If the Company takes ownership of the Hall Property it would be required to market the Hall Property for another year. If the Hall Property sells within one year thereafter, fifty percent of any net proceeds in excess of $2.3 million would be paid to the EPA.

    If the Company takes title to the Hall Property, the Agencies would provide a "Prospective Purchaser Agreement" for use by the Company at its option and for use by the Company's eligible successors in interest. The EPA would specify that any eligible prospective purchaser of the Hall Property would not be liable for any past environmental contamination or any ongoing remediation resulting from past operations at the Site. If the Company elects not to take ownership of the Hall Property, the Agencies would retain the $2.3 million held in the Cash Escrow. If the Agencies are unable to complete construction of the remedial action and clean up soils so that the Hall Property can be used for a reasonable commercial or industrial use within ten years, they would be required to return the $2.3 million held in the Cash Escrow to the Company. The Consent Decree also contains covenants not to sue, reservations of rights, and protection for the Company from third party claims for contribution for environmental clean-up costs at the Site.

    The Consent Decree is conditioned upon the transfer of title to the Hall Property to the Agencies. The Hall Property is owned by at least one other PRP, which has not yet finalized an agreement to transfer title to the Hall Property to the Agencies. The Consent Decree also is subject to public comment and the approval of the United States Department of Justice, the EPA, the State of Oregon and the Company's Board of Directors. No assurance can be given that the Consent Decree will be approved by all required parties. The Company believes that once the Hall Property is available for a "reasonable commercial or industrial use", it would have a current value in excess of $2.3 million. Consequently, the Company does not believe that the $2.3 million to be held in the Cash Escrow is "impaired" under generally accepted accounting principles. Accordingly, the Company recorded the $1.0 million payment as an expense in the third quarter of 1996 and will segregate the $2.3 million as a restricted asset on its consolidated balance sheet when the Cash Escrow is established.

    The Company believes that any claims with respect to liability for the costs of the Response Activities were discharged by the United States Bankruptcy Court's confirmation of the Plan. The Company also believes that a settlement of the litigation with the Agencies can be achieved on substantially the terms set forth in the Consent Decree. However, no assurance can be given that the Company and the Agencies will actually achieve a settlement or, if a settlement is not achieved, that the Company will be successful in obtaining a judgment from the Bankruptcy Court that the confirmation of the Plan discharged its liability to the Agencies for environmental claims with respect to the Site or that it will not ultimately be found to have liability with respect to the Site. In the event that the Company and the Agencies are not able to achieve a settlement and the bankruptcy defense is unsuccessful, the Company's ultimate liability will depend on the total costs of the Response Activities and the related costs and fees of the allocation process, the Company's relative contribution of contaminants at the Site and the final allocation of costs to the Company which may ultimately result in litigation and take several years to determine. If the Company is ultimately found to have liability to the EPA or the ODEQ with respect to the Site, no assurance can be given that such liability would not have a material adverse effect on the Company's business, financial condition and results of operations.

LITIGATION

    In addition to the matters described above, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition or results of operations.

    As of December 31, 1996 and 1995, the Company had outstanding raw material purchase commitments of approximately $14.0 million and $9.0 million, respectively.


13.  INCOME TAXES:

    The components of the provision for income taxes are as follows:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                   1996           1995           1994
                                 -------------------------------------
Current:
  Federal                        $5,394         $1,728        $    70
  State                           1,267            425            133
  Deferred                          158          1,070          1,089
                                  -----          -----          -----
                                 $6,819         $3,223         $1,292
                                  -----          -----          -----
                                  -----          -----          -----

    The difference between the effective income tax rate and the statutory
U.S. Federal income tax rate is explained as follows:
                                                       YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                       1996      1995      1994
                                                       ----      ----      ----
Provision at statutory rate                          $5,856    $2,832    $1,174
State provision net of federal benefit                  836       280       180
Other                                                   127       111      (62)
                                                        ---       ---      ----
                                                     $6,819    $3,223    $1,292
                                                     ------    ------    ------
                                                     ------    ------    ------

    The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                  DECEMBER 31,
                                                              1996       1995
                                                             ------    -------

Deferred tax assets:
Trade receivables, net                                      $   665    $   340
Property and equipment                                          752        118
Accrued warranty                                                851          -
Accrued employee benefits                                       425        180
Inventories                                                     453        217
Accrued environmental settlement                                396          -
Net operating loss carryforwards                              2,010          -
Other                                                           366         52
                                                             ------    -------
Total deferred tax assets                                     5,918        907
                                                             ------    -------
Deferred tax liabilities:
Property and equipment, principally due to
 differences in depreciation and amortization                (2,862)    (1,576)
Other                                                           (18)       (90)
                                                             ------    -------
Total deferred tax liabilities                               (2,880)    (1,666)
                                                             ------    -------
Net deferred tax asset (liability)                           $3,038    $  (759)
                                                             ------    -------
                                                             ------    -------
Deferred tax assets and liabilities are included in the
  accompanying balance sheets as follows:
  Deferred tax assets--current                               $3,051    $   694
  Deferred tax liabilities--noncurrent                          (13)    (1,453)
                                                             ------    -------
  Net deferred tax assets (liabilities)                      $3,038    $  (759)
                                                             ------    -------
                                                             ------    -------

    As of December 31, 1996, the Company had approximately $5.1 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel Company which are limited in their use to approximately $338 per year during the 15 year carryforward period which expire through 2111.

14.  SEGMENT INFORMATION AND MAJOR CUSTOMERS:

    Information with respect to the segments of the business is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                  1996        1995        1994
                                                   ----------------------------
Net sales
  Water Transmission                          $ 89,943     $61,215     $41,105
  Tubular Products                              45,239      36,500      32,536
                                              --------     -------     -------
                                              $135,182     $97,715     $73,641
                                              --------     -------     -------
                                              --------     -------     -------
Identifiable assets
  Water Transmission                          $ 69,576     $46,401     $35,882
  Tubular Products                              24,267      14,755      17,462
  Corporate                                      7,581       3,298       3,464
                                              --------     -------     -------
                                              $101,424     $64,454     $56,808
                                              --------     -------     -------
                                              --------     -------     -------
Operating income (loss)
  Water Transmission                          $ 18,815     $10,994     $ 3,320
  Tubular Products                               6,336       5,078       5,665
  Corporate                                     (5,739)     (4,294)     (2,724)
                                              --------     -------     -------
                                              $ 19,412     $11,778     $ 6,261
                                              --------     -------     -------
                                              --------     -------     -------
Capital expenditures
  Water Transmission                          $  1,898     $ 1,194     $ 1,300
  Tubular Products                               4,619       1,242         267
  Corporate                                        163         120         100
                                              --------     -------     -------
                                                $6,680      $2,556     $ 1,667
                                              --------     -------     -------
                                              --------     -------     -------
Depreciation and amortization  expense
  Water Transmission                           $ 1,606      $1,020     $   987
  Tubular Products                                 351         242         238

  Corporate                                         65         100          77
                                              --------     -------     -------
                                              $  2,022      $1,362     $ 1,302
                                              --------     -------     -------
                                              --------     -------     -------

During 1996, no one customer represented over 10% of total sales. During 1995 and 1994, sales to one customer represented 12% and 11% of total sales, respectively.

15.  EARNINGS PER SHARE:

    The following calculations are presented as if the conversion of the Series B and Series C Convertible Subordinated Debentures and IPO occurred as of the beginning of each of the years presented:

YEAR ENDED DECEMBER 31,                               1996      1995      1994
----------------------                                ----      ----      ----

Net income as reported                             $10,404    $5,107    $2,161
Reduction in interest as a result of conversion
 of the Series B and Series C Convertible
 Debentures, net of tax                                  -       178       136
                                                   -------   -------    ------
Net income                                         $10,404    $5,285    $2,297
                                                   -------   -------    ------
                                                   -------   -------    ------

Earnings per share                                 $  1.84   $  1.43    $ 0.65
                                                   -------   -------    ------
                                                   -------   -------    ------

Weighted average shares outstanding:
 Common stock                                        5,408       698       698
 Common stock issuable upon exercise of
    stock options                                      242       230       199
 Conversion of Series B and Series C
    Convertible Subordinated Debentures                  -     2,629     2,629
Issuance of shares from offering                         -       138         -
                                                   -------   -------    ------
Shares outstanding                                   5,650     3,695     3,526
                                                   -------   -------    ------
                                                   -------   -------    ------

16  QUARTERLY DATA (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                 UMMARIZED QUARTERLY FINANCIAL DATA FOR YEARS ENDED DECEMBER 31,

                                           FIRST    SECOND     THIRD    FOURTH
                                           -----    ------     -----    ------
1996
Net sales:
 Water transmission                      $20,807   $20,877   $25,518   $22,741
 Tubular products                         10,164    12,241    12,842     9,992
                                         -------   -------   -------   -------
    Total net sales                      $30,971   $33,118   $38,360   $32,733
Gross profit:
 Water transmission                      $ 5,375   $ 5,339   $ 6,462   $ 6,182
 Tubular products                          2,006     2,145     1,908     1,525
                                         -------   -------   -------   -------
    Total gross profit                   $ 7,381   $ 7,484   $ 8,370   $ 7,707

Net income                               $ 2,769   $ 2,600   $ 2,677   $ 2,358
                                         -------   -------   -------   -------
Earnings per share                       $  0.50   $  0.47   $  0.48   $  0.39
                                         -------   -------   -------   -------

1995
Net sales:
 Water transmission                      $13,071   $13,952   $15,690   $18,502
 Tubular products                          9,713     9,789     9,712     7,286
                                         -------   -------   -------   -------
    Total net sales                      $22,784   $23,741   $25,402   $25,788
Gross profit:
 Water transmission                      $ 3,013   $ 3,021   $ 2,460   $ 4,886
 Tubular products                          1,792     1,788     1,570     1,046
                                         -------   -------   -------   -------
    Total gross profit                   $ 4,805   $ 4,809   $ 4,030   $ 5,932

Net income                               $ 1,026   $ 1,367   $ 1,099   $ 1,615
                                         -------   -------   -------   -------
Earnings per share                       $  0.31   $  0.40   $  0.32   $  0.40
                                         -------   -------   -------   -------