Form 10-Q
period 1997-03-31
NORTHWEST PIPE CO
filed 1997-05-08
CIK 1001385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

                              --------------------

     [X]    QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March  31, 1997
                                       OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER:  0-27140



                             NORTHWEST PIPE COMPANY
             (Exact name of registrant as specified in its charter)


          OREGON                                            93-0557988
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


                                12005 N. BURGARD
                             PORTLAND, OREGON  97203
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


COMMON STOCK, PAR VALUE $.01 PER SHARE                 6,403,725
               (Class)                  (Shares outstanding at April 30, 1997)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NORTHWEST PIPE COMPANY
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page
------------------------------                                              ----


Item 1.  Financial Statements:

               Consolidated Balance Sheets - March 31, 1997
               and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . 2

               Consolidated Statements of Income - Three Months Ended
               March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Cash Flows - Three Months Ended
               March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . 4

               Notes to Consolidated Financial Statements. . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 6


PART II - OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . 9

                             NORTHWEST PIPE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                       March 31,         December 31,
                                                                         1997                1996
                                                                      -----------        ------------
ASSETS                                                                (Unaudited)
  Current assets:
    Cash and cash equivalents                                         $    4,199          $    4,302
    Trade receivables, less allowance for doubtful
      accounts of $1,733 and $1,680                                       28,640              23,222
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                            10,165              10,750
    Inventories                                                           24,087              20,484
    Prepaid expenses and other                                             1,180               1,289
    Deferred income taxes                                                  3,051               3,051
                                                                      ----------          ----------
      Total current assets                                                71,322              63,098

    Property and equipment, less accumulated
      depreciation of $21,506 and $20,860                                 36,235              34,594
    Property under capital leases, less accumulated
      amortization of $593 and $577                                        2,859               2,875
    Other assets, net                                                        877                 857
                                                                      ----------          ----------
                                                                      $  111,293          $  101,424
                                                                      ----------          ----------
                                                                      ----------          ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                             $   15,585          $    7,302
    Current portion of long-term debt                                      2,088               2,100
    Current portion of capital lease obligations                             298                 299
    Current portion of capital lease obligations due to
      related party                                                          128                 125
    Accounts payable                                                       9,141               9,930
    Accrued liabilities                                                    8,073               7,605
                                                                      ----------          ----------
      Total current liabilities                                           35,313              27,361

    Long-term debt, less current portion                                   9,600              10,050
    Capital lease obligations, less current portion                        1,734               1,760
    Capital lease obligations due to related party,
      less current portion                                                 2,513               2,546
    Deferred income taxes                                                     13                  13
                                                                      ----------          ----------
      Total liabilities                                                   49,173              41,730

  Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding                                  --                  --             --
    Common stock, $.01 par value, 15,000,000 shares authorized,
      6,403,725 and 6,388,986 shares issued and outstanding                   64                  64
    Additional paid-in-capital                                            38,464              38,453
    Retained earnings                                                     23,592              21,177
                                                                      ----------          ----------
      Total stockholders' equity                                          62,120              59,694
                                                                      ----------          ----------
                                                                      $  111,293          $  101,424
                                                                      ----------          ----------
                                                                      ----------          ----------

The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                 1997               1996
                                                             ---------          ---------
Net sales                                                    $  37,757          $  30,971
Cost of sales                                                   30,247             23,590
                                                             ---------          ---------
Gross profit                                                     7,510              7,381

Selling, general and administrative expense:                     3,140              2,366
                                                             ---------          ---------
  Income from operations                                         4,370              5,015

Interest expense                                                   289                342
Interest expense to related parties                                 56                 58
                                                             ---------          ---------
  Income before income taxes                                     4,025              4,615

Provision for income taxes                                       1,610              1,846
                                                             ---------          ---------
  Net income                                                 $   2,415          $   2,769
                                                             ---------          ---------
                                                             ---------          ---------


Earnings per share                                           $    0.37          $    0.50
                                                             ---------          ---------
                                                             ---------          ---------
Weighted average number of shares                                6,611              5,527
                                                             ---------          ---------
                                                             ---------          ---------




The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Three months ended March 31,
                                                                      ------------------------------
                                                                           1997                1996
                                                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    2,415          $    2,769
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                                            662                 483
    Provision for doubtful accounts                                           53                  84
  Changes in current assets and liabilities:
    Trade receivables                                                     (5,471)              1,998
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  585              (5,022)
    Inventories                                                           (3,603)                456
    Prepaid expenses and other                                               109                 334
    Accounts payable                                                        (789)             (3,267)
    Accrued liabilities                                                      468                 982
                                                                      ----------          ----------
      Net cash used in operating activities                               (5,571)             (1,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (2,287)               (731)
  Other assets                                                               (20)                (93)
                                                                      ----------          ----------
    Net cash used in investing activities                                 (2,307)               (824)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                      11                   9
  Payments on long-term debt                                                (462)               (350)
  Proceeds under note payable to financial institution                     8,283               4,334
  Payments on capital lease obligations                                      (27)                (25)
  Payments on capital lease obligations to related parties                   (30)                (28)
                                                                      ----------          ----------
    Net cash provided by financing activities                              7,775               3,940
                                                                      ----------          ----------

    Net (decrease) increase in cash and cash equivalents                    (103)              1,933
  Cash and cash equivalents, beginning of period                           4,302                 857
                                                                      ----------          ----------
  Cash and cash equivalents, end of period                            $    4,199          $    2,790
                                                                      ----------          ----------
                                                                      ----------          ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                          $      249          $      391
    Income taxes                                                              --                 800


The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements as of and for the three month periods ended March 31, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

2.   INVENTORIES

     Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

                                              March 31,        December 31,
                                                1997               1996
                                           ------------        ------------
           Finished goods                  $      6,488        $      6,564
           Raw materials                         15,978              12,449
           Materials and supplies                 1,621               1,471
                                           ------------        ------------
                                           $     24,087        $     20,484
                                           ------------        ------------
                                           ------------        ------------

                             NORTHWEST PIPE COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.

                                                        Three months ended
                                                             March 31,
                                                       --------------------
                                                        1997          1996
                                                       ------        ------
          Net sales
            Water transmission                          68.2%          67.2%
            Tubular products                            31.8           32.8
                                                       ------        ------
          Total net sales                              100.0          100.0
          Cost of sales                                 80.1           76.2
                                                       ------        ------
              Gross profit                              19.9           23.8
          Selling, general and
             administrative expenses                     8.3            7.6
                                                       ------        ------
          Income from operations                        11.6           16.2
          Interest expense                               0.9            1.3
                                                       ------        ------
          Income before income taxes                    10.7           14.9
          Provision for income taxes                     4.3            6.0
                                                       ------        ------
          Net income                                     6.4%           8.9%
                                                       ------        ------
                                                       ------        ------

          Gross profit as a percentage
             of segment net sales:
            Water transmission                          21.1%          25.8%
            Tubular products                            17.3           19.7


FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

     SALES. Net sales increased 21.9% to $37.8 million in the first quarter of 1997, from $31.0 million in the first quarter of 1996. Sales increased in both business segments. Water transmission sales increased 23.7% to $25.8 million in the first quarter of 1997 from $20.8 million in the first quarter of 1996, primarily as a result of the additional sales from acquisitions in 1996.
Tubular products sales increased 18.2% to $12.0 million in the first quarter of 1997 from $10.2 million in the first quarter of 1996. The increase was primarily a result of higher sales in certain product lines. In the first quarter of 1997, sales to two customers represented 10.2% and 10.3% of total net sales. In the first quarter of 1996, sales to a single customer represented 19.0% of total net sales.

     GROSS PROFIT. Gross profit increased 1.7% to $7.5 million (19.9% of total net sales) in the first quarter of 1997 from $7.4 million (23.8% of total net sales) in the first quarter of 1996. Water transmission gross profit was $5.4 million (21.1% of segment net sales) in the first quarter of 1997 and the first quarter of 1996 (25.8% of segment net sales). The gross margin was impacted by the competitive pricing in the latter part of 1996. Gross profit from tubular products increased 3.5% to $2.1 million (17.3% of segment net sales) in the first quarter of 1997 from $2.0 million (19.7% of segment net sales) in the first quarter of 1996. The increase in gross profit and the decrease in margin percentage were both attributable to higher sales volume in lower margin product lines.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased 32.7% to $3.1 million (8.3% of total net sales) in the first quarter of 1997 from $2.4 million (7.6% of total net sales) in the first quarter of 1996, due primarily to the increased on-going expenses related to the acquisitions in 1996.

     INTEREST EXPENSE. Interest expense decreased 13.8% to $345,000 in the first quarter of 1997 from $400,000 in the first quarter of 1996. This resulted from a decrease in average borrowings outstanding due to the application of the proceeds of the Company's public offering in November 1996.

     INCOME TAXES. The provision for income taxes decreased to $1.6 million in the first quarter of 1997 from $1.8 million in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances operations with internally generated funds and available borrowings. In November 1995, the Company completed an initial public offering, which resulted in net proceeds to the Company of approximately $14.6 million. In November 1996, the Company completed another public offering, which resulted in net proceeds to the Company of approximately $15.3 million. At March 31, 1997, the Company had cash and cash equivalents of $4.2 million.

     Net cash used by operating activities in the first quarter of 1997 was $5.6 million. This was primarily a net result of $2.4 million of net income, non-cash adjustments for depreciation and amortization of $662,000, decreases in costs and estimated earnings in excess of billings on uncompleted contracts of $586,000 and accrued liabilities of $468,000 and increases in trade receivables, inventories, and accounts payable, of $5.5 million, $3.6 million, and $790,000, respectively. These changes were primarily attributable to increases in net sales and inventories in the first quarter as production at the plants acquired in 1996 increase to planned operating levels.

     Net cash used in investing activities in the first quarter of 1997 was $2.3 million, which primarily resulted from expenditures related to the new Tubular Products mill being installed in the Portland, Oregon plant. The new mill is scheduled to be operational late in the third quarter of 1997. The remaining expenditures were for projects related to existing operations.

     Net cash provided by financing activities was $7.8 million in the first quarter of 1997, which included the net effect of additional borrowings of $8.3 million under a note payable to a financial institution and the repayment of $462,000 of long-term debt.

     The Company has four significant components of debt: a line of credit bearing interest at prime (8.25% at March 31, 1997), which expires in 2001; Industrial Development Bonds in the aggregate amount of $4.0 million with variable interest rates ranging from 3.40% to 3.85% at March 31, 1997; two notes payable to its Senior Lender in the aggregate amount of $7.7 million, bearing interest at prime plus 0.25%; and capital leases aggregating $4.7 million bearing interest at rates ranging from 3.85% to 11.25% at March 31, 1997.

     At March 31, 1997 the Company had an aggregate of $22.6 million outstanding under a $44.0 million line of credit. Advances under the line of credit are limited to the lesser of $44.0 million or the sum of (i) 85% of eligible accounts receivable, plus (ii) 60% of eligible inventory, plus (iii) 50% of eligible costs and estimated earnings in excess of billings on uncompleted contracts. Advances under the line of credit bear interest at prime. As of March 31, 1997 the current borrowing base yielded unused capacity of $11.6 million under the line of credit. Advances under the line of credit are collateralized by substantially all of the Company's assets. The line of credit expires on April 30, 2001.

     At March 31, 1997 the Company had an aggregate of $7.7 million outstanding under two notes payable to its Senior Lender, due in aggregate quarterly principal payments of $450,000, which bear interest at prime plus 0.25%. These notes mature on September 30, 2001 and are collateralized by the Company's receivables, inventories, property and equipment.

     The Company's working capital requirements have increased due to the increase in the Company's Water Transmission business which is characterized by lengthy production periods and extended payment cycles. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

     To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

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

     As described in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996, the Company has been identified as one of four potentially responsible parties with potential liability for a Superfund site in Clackamas, Oregon (the "Site"). In October 1995, the Company filed a complaint seeking a declaratory judgment from the Bankruptcy Court that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization (the "Plan"). In September 1996, the Company entered into mediation with the United States Environmental Protection Agency (the "EPA") and the Oregon Department of Environmental Quality (the "ODEQ") (collectively, the "Agencies") in an attempt to resolve the matter without incurring the substantial additional expense of continuing the litigation. As a result of the mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement").

     The Settlement Agreement does not represent a final settlement of the litigation. A final binding settlement of the litigation will be effected only through the Bankruptcy Court's entry of a consent decree for the Site. The Company and the Agencies have prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree has not been approved or entered by the Bankruptcy Court, and is subject to further review and approval by the parties and certain other conditions which have not yet been satisfied.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.



                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

(c) During the first quarter of 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 14,310 shares of Common Stock were issued at exercise prices ranging from $0.90 to $1.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The exhibits filed as part of this report are listed below:

          Exhibit No.
          -----------
              11     Statement regarding computation of earnings per share
              27     Financial Data Schedule


(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 1997


                                   NORTHWEST PIPE COMPANY

                                   By: /s/ WILLIAM R. TAGMYER
                                       ----------------------
                                   William R. Tagmyer
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   By: /s/ BRIAN W. DUNHAM
                                       -------------------
                                   Brian W. Dunham
                                   Executive Vice President, Chief Operating
                                   Officer, Treasurer and Secretary
                                   (Principal Financial Officer)