Form 10-Q
period 1997-06-30
NORTHWEST PIPE CO
filed 1997-08-12
CIK 1001385

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-Q
                                 ____________________

 [X]     QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended: June 30, 1997
                                          OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ____________ to ____________

                           COMMISSION FILE NUMBER:  0-27140




                               NORTHWEST PIPE COMPANY
                (Exact name of registrant as specified in its charter)


                     OREGON                              93-0557988
         (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)



                                   12005 N. BURGARD
                               PORTLAND, OREGON  97203
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


COMMON STOCK, PAR VALUE $.01 PER SHARE                   6,409,052
              (Class)                      (Shares outstanding at July 31,1997)

                                NORTHWEST PIPE COMPANY
                                      FORM 10-Q
                                        INDEX


PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.  Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 1997
  and December 31, 1996 .................................................  2

  Consolidated Statements of Income - Three Months and Six Months
  Ended June 30, 1997 and 1996 ..........................................  3

  Consolidated Statements of Cash Flows - Six Months Ended
  June 30, 1997 and 1996 ..........................................        4

  Notes to Consolidated Financial Statements ............................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations ............................................  6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................  10

Item 2.  Changes in Securities ..........................................  10

Item 4.  Submission of Matters to a Vote of Security Holders ............  10

Item 5.  Other Information ..............................................  10

Item 6.  Exhibits and Reports on Form 8-K ...............................  10

                                NORTHWEST PIPE COMPANY
                             CONSOLIDATED BALANCE SHEETS
                  (In thousands except share and per share amounts)



                                                                   June 30,     December 31,
                                                                     1997           1996
                                                                   --------     ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                      $  4,730       $  4,302
    Trade receivables, less allowance for doubtful accounts
       of $1,872 and $1,680                                          19,383         23,222
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                         14,955         10,750
    Inventories                                                      24,501         20,484
    Prepaid expenses and other                                          910          1,289
    Deferred income taxes                                             3,051          3,051
                                                                   --------       --------
      Total current assets                                           67,530         63,098
    Property and equipment, less accumulated depreciation
      of $21,932 and $20,860                                         39,211         34,594
    Property under capital leases, less accumulated amortization
      of $549 and $577                                                2,850          2,875
    Other assets                                                      1,367            857
                                                                   --------       --------
                                                                 $  110,958     $  101,424
                                                                   --------       --------
                                                                   --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                         $  10,295       $  7,302
    Current portion of long-term debt                                 2,079          2,100
    Current portion of capital lease obligations                        301            299
    Current portion of capital lease obligations due to
       related party                                                    130            125
    Accounts payable                                                 12,971          9,930
    Accrued liabilities                                               7,000          7,605
                                                                   --------       --------
      Total current liabilities                                      32,776         27,361
   Long-term debt, less current portion                               8,896         10,050
   Capital lease obligations, less current portion                    1,507          1,760
   Capital lease obligations due to related party, less
       current portion                                                2,480          2,546
   Deferred income taxes                                                 13             13
   Other liabilities                                                    240           --
                                                                   --------       --------
      Total liabilities                                              45,912         41,730

  Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
        none issued or outstanding                                       --             --
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,404,441 and 6,388,986 shares issued and outstanding            64             64
    Additional paid-in-capital                                       38,429         38,453
    Retained earnings                                                26,553         21,177
                                                                   --------       --------
      Total stockholders' equity                                     65,046         59,694
                                                                   --------       --------
                                                                 $  110,958     $  101,424
                                                                   --------       --------
                                                                   --------       --------


     The accompanying notes are an integral part of these consolidated financial statements.

                               NORTHWEST PIPE COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)


                                                 Three months ended    Six months ended
                                                      June 30,            June 30,
                                                 ------------------    -----------------
                                                  1997       1996       1997      1996
                                                 --------   -------    --------  -------
  Net sales ...................................  $ 37,441   $ 33,118   $ 75,198   $ 64,088
  Cost of sales ...............................    29,304     25,634     59,551     49,224
                                                 --------   --------   --------   --------
    Gross profit ..............................     8,137      7,484     15,647     14,864

  Selling, general and administrative
    expenses ..................................     2,726      2,699      5,866      5,065
                                                 --------   --------   --------   --------
    Operating income ..........................     5,411      4,785      9,781      9,799

  Interest expense ............................       419        394        708        736
  Interest expense to related parties .........        56         58        112        116
                                                 --------   --------   --------   --------
    Income before income taxes ................     4,936      4,333      8,961      8,947

  Provision for income taxes ..................     1,974      1,733      3,584      3,579
                                                 --------   --------   --------   --------
    Net income ................................  $  2,962   $  2,600   $  5,377   $  5,368
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------

    Earnings per share ........................  $   0.45   $   0.47   $   0.81   $   0.97
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------
  Shares used in per share
   calculations ...............................     6,607      5,527      6,609      5,527
                                                 --------   --------   --------   --------
                                                 --------   --------   --------   --------




    The accompanying notes are an integral part of these consolidated financial statements.

                            NORTHWEST PIPE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                               Six months ended June 30,
                                                               -------------------------
                                                                  1997          1996
                                                               ---------      --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................   $  5,377       $  5,368
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ..........................      1,043            832
    Decrease in accrued pension obligation .................       (212)           --
    Provision for doubtful accounts ........................        192            167
  Changes in current assets and liabilities:
    Trade receivables ......................................      3,646         (7,862)
    Costs and estimated earnings in excess of billings on
   uncompleted contracts ...................................     (4,204)         1,403
    Inventories ............................................     (4,018)        (2,629)
    Prepaid expenses and other .............................        379            412
    Accounts payable .......................................      3,041         (2,417)
    Accrued and other liabilities ..........................       (198)          (248)
                                                               --------       --------
     Net cash provided by (used in) operating activities ...      5,046         (4,974)

   CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ....................     (5,635)        (1,398)
    Acquisition, net of cash acquired ......................        --          (2,072)
    Other assets ...........................................       (506)          (574)
                                                               --------       --------
      Net cash used in investing activities ................     (6,141)        (4,044)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock ......................         16             26
   Payments on long-term debt ..............................     (1,175)        (1,704)
   Proceeds under note payable to financial institution ....      2,993         12,555
   Payments on capital lease obligations ...................       (250)           (56)
   Payments on capital lease obligations to related party ..        (61)           (57)
                                                               --------       --------
  Net cash provided by financing activities ................      1,523         10,764
                                                               --------       --------

  Net increase in cash and cash equivalents ................        428          1,746
   Cash and cash equivalents, beginning of period ..........      4,302            857
                                                               --------       --------
   Cash and cash equivalents, end of period ................   $  4,730       $  2,603
                                                               --------       --------
                                                               --------       --------

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest ...............................................     $  790       $    789
    Income taxes ...........................................      2,676          3,563
   SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Tax benefit of nonqualified stock options exercised ......     $  102       $    --

  Acquisition:
    Fair value of assets acquired ..........................      $  --       $ 18,931
    Fair value of liabilities assumed ......................         --         16,859
                                                               --------       --------
     Cash paid, net ........................................      $  --       $  2,072


     The accompanying notes are an integral part of these consolidated financial statements.

                                NORTHWEST PIPE COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In thousands)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month and six months periods ended June 30, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

                                                June 30,      December 31,
                                                  1997           1996
                                              ----------      ------------
      Finished goods .......................    $  6,489          $  6,564
      Raw materials ........................      16,391            12,449
      Materials and supplies ...............       1,621             1,471
                                                --------          --------
                                                $ 24,501          $ 20,484
                                                --------          --------
                                                --------          --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.


                                              Three months ended      Six months ended
                                                    June 30,               June 30,
                                              ------------------      ----------------
                                                 1997      1996         1997     1996
                                              --------   -------      -------   ------
  Net sales
   Water transmission .....................     60.0 %     63.0 %       64.1 %    65.0 %
   Tubular products .......................     40.0       37.0         35.9      35.0
                                              --------   --------     -------- --------
  Total net sales .........................    100.0      100.0        100.0     100.0
  Cost of sales ...........................     78.3       77.4         79.2      76.8
                                              --------   --------     -------- --------
    Gross profit ..........................     21.7       22.6         20.8      23.2
  Selling, general and administrative
    expenses ..............................      7.3        8.1          7.8       7.9
                                              --------   --------     -------- --------
  Operating income ........................     14.4       14.5         13.0      15.3
  Interest expense ........................      1.2        1.4          1.1       1.3
                                              --------   --------     -------- --------
  Income before income taxes ..............     13.2       13.1         11.9      14.0
  Provision for income taxes ..............      5.3        5.2          4.8       5.6
                                              --------   --------     -------- --------
  Net income ..............................      7.9 %      7.9 %        7.1 %     8.4 %
                                              --------   --------     -------- --------
                                              --------   --------     -------- --------

  Gross profit as a percentage
    of segment net sales:
    Water transmission ....................     25.1 %     25.6 %       23.0 %     25.7 %
    Tubular products ......................     16.7       17.5         17.0       18.5


SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

SALES. Net sales increased 13.1% to $37.4 million in the second quarter of 1997, from $33.1 million in the second quarter of 1996, and increased 17.3% to $75.2 million in the first six months of 1997, from $64.1 million in the first six months of 1996. Sales increased in both business segments.

Water transmission sales increased 7.7% to $22.4 million in the second quarter of 1997 from $20.9 million in the second quarter of 1996, and increased 15.7% to $48.2 million in the first six months of 1997 from $41.7 million in the first six months of 1996. The sales increases are primarily due to acquisitions made in 1996.

Tubular products sales increased 22.2% to $15.0 million in the second quarter of 1997 from $12.2 million in the second quarter of 1996 and increased 20.4% to $27.0 million in the first six months of 1997 from $22.4 million in the first six months of 1996. The increase was primarily a result of higher sales in certain product lines.

In the first six months of 1997, no single customer accounted for 10% or more of total net sales. In the first six months of 1996, sales to a single customer represented 12.7% of total net sales.

GROSS PROFIT. Gross profit increased 8.7% to $8.1 million (21.7% of total net sales) in the second quarter of 1997 from $7.5 million (22.6% of total net sales) in the second quarter of 1996 and increased 5.3% to $15.6 million (20.8% of total net sales) in the first six months of 1997 from $14.9 million (23.2% of total net sales) in the first six months of 1996.

Water transmission gross profit increased 5.6% to $5.6 million (25.1% of segment net sales) in the second quarter of 1997 from $5.3 million (25.6% of segment net sales) in the second quarter of 1996 and increased 3.4% to $11.1 million (23.0% of segment net sales) in the first six months of 1997 from $10.7 million (25.7% of segment net sales) in the first six months of 1996. Water transmission gross profit was impacted by lower bidding activity in the latter part of 1996 and early 1997, as well as competitive pricing.

Gross profit from tubular products increased 16.5% to $2.5 million (16.7% of segment net sales) in the second quarter of 1997 from $2.2 million (17.5% of segment net sales) in the second quarter of 1996 and increased 10.2% to $4.6 million (17.0% of segment net sales) in the first six months of 1997 from $4.2 million (18.5% of segment net sales) in the first six months of 1996. Tubular products gross profit was impacted by higher sales volume in lower margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased 1.0% to $2.7 million (7.3% of total net sales) in the second quarter of 1997 from $2.7 million (8.1% of total net sales) in the second quarter of 1996 and increased 15.8% to $5.9 million (7.8% of total net sales) in the first six months of 1997 from $5.1 million (7.9% of total net sales) in the first six months of 1996. The increases are a result of the acquisitions that occurred in 1996.

INTEREST EXPENSE. Interest expense increased 5.1% to $475,000 in the second quarter of 1997 from $452,000 in the second quarter of 1996 and decreased 3.8% to $820,000 in the first six months of 1997 from $852,000 in the first six months of 1996.

INCOME TAXES. The company's effective tax rate was approximately 40% for the first half of 1997 and 1996.

 LIQUIDITY AND CAPITAL RESOURCES

The company finances operations with internally generated funds and available borrowings under its credit agreement. In November 1995, the Company completed an initial public offering, which resulted in net proceeds to the Company of approximately $14.6 million. In November 1996, the Company completed a public offering, which resulted in net proceeds to the Company of approximately $15.3 million. At June 30, 1997, the Company had cash and cash equivalents of $4.7 million.

Net cash provided by operating activities in the first half of 1997 was $5.0 million. This was primarily a net result of $5.4 million of net income, non-cash adjustments for depreciation and amortization of $1.0 million, increases in costs and estimated earnings in excess of billings on uncompleted contracts of $4.2 million, inventories of $4.0 million, and accounts payable of $3.0 million and a decrease in trade receivables of $3.6 million. These changes were principally the result of increased production and sales levels as a result of acquisitions made in 1996, and the timing of collections of trade receivables.

Net cash used in investing activities in the first half of 1997 was $6.1 million, which primarily resulted from expenditures related to the new tubular products mill being installed in the Portland, Oregon plant. The new mill is scheduled to be operational in the fourth quarter of 1997. The remaining expenditures were for projects related to existing operations.

Net cash provided by financing activities was $1.5 million in the first half of 1997, which included the net effect of additional borrowings of $3.0 million under a note payable to a financial institution and the repayment of $1.5 million of long-term debt and capital lease obligations.

The Company has three significant components of debt: a credit agreement which includes a line of credit bearing interest at prime (8.50% at June 30, 1997), which expires in 2001, and notes payable to its Senior Lender, bearing interest at prime plus 0.25%; Industrial Development Bonds in the aggregate amount of $3.7 million with variable interest rates ranging from 4.10% to 4.50% at June 30, 1997; and capital leases aggregating $4.4 million bearing interest at rates ranging from 4.50% to 11.25% at June 30, 1997.

At June 30, 1997 the Company had an aggregate of $17.9 million outstanding under a $44.0 million credit agreement, which expires on April 30, 2001. Amounts outstanding under the credit agreement at June 30, 1997 include $10.7 million outstanding under a line of credit and $7.2 million outstanding under two notes payable. Advances under the credit agreement are limited to the lesser of $44.0 million or the sum of (i) 85% of eligible accounts receivable, plus (ii) 60% of eligible inventory, plus (iii) 50% of eligible costs and estimated earnings in excess of billings on uncompleted contracts. The notes payable are due in aggregate quarterly principal payments of $450,000 and mature on September 30, 2001. As of June 30, 1997 the current borrowing base yielded unused capacity of $9.5 million under the credit agreement. Advances under the credit agreement are collateralized by substantially all of the Company's assets.

In July 1997 the Company signed a proposal to replace its existing credit agreement. This proposal is currently under review by the proposed lending institution. The new agreement, if approved, should be in place in the third quarter of 1997. The new financing agreement would be unsecured and would bear interest at lower rates than in the existing credit agreement.

The Company's working capital requirements have increased due to the increase in the Company's Water Transmission business which is characterized by lengthy production periods and extended payment cycles. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its credit agreement will be adequate to fund its working capital and capital requirements for at least the next twelve months.

To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes, and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

UNITED STATES ENVIRONMENTAL PROTECTION AGENCY ("EPA") LITIGATION. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has been identified as one of four potentially responsible parties with potential liability for a Superfund site in Clackamas, Oregon (the "Site"). In October 1995, the Company filed a complaint seeking a declaratory judgment from the Bankruptcy Court that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization (the "Plan"). In September 1996, the Company entered into mediation with the EPA and the Oregon Department of Environmental Quality (the "ODEQ") (collectively, the "Agencies") in an attempt to resolve the matter without incurring the substantial additional expense of continuing the litigation. As a result of the mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company and the Agencies prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree was entered by the Bankruptcy Court on July 22, 1997. The Consent Decree will become effective upon the entry by the United States District Court of a consent decree relating to the portion of the Site that is vacant (the "Hall Property") which provides for the transfer of title to the Hall Property to the Agencies. The consent decree relating to the Hall Property was lodged with the United States District Court on July 16, 1997, and is presently expected to be entered by the District Court before August 31, 1997.

Under the terms of the Consent Decree, the Company will promptly pay the Agencies $1.0 million and deposit an additional $2.3 million in an escrow account or cash escrow (the "Cash Escrow"), with the interest income on the Cash Escrow to be distributed to the EPA. The Consent Decree provides that the EPA will complete construction of the remedial action at the Site in accordance with its standards and will have the right to sell the Hall Property at any time during the clean-up process and for one year thereafter. If the Hall Property is sold by the Agencies, the $2.3 million held in the Cash Escrow will be returned to the Company. Once construction of the remedial action has been completed as evidenced by issuance of Remedial Action Reports (or their equivalents) and a Preliminary Close Out Report, and the Hall Property is usable for a "reasonable commercial or industrial use," the Agencies will have the option to continue to market the Hall Property for one year. If the Hall Property is not sold during this period, the Company can elect to have the Hall Property conveyed to it in exchange for the $2.3 million held in the Cash Escrow. If the Company takes ownership of the Hall Property it will be required to market the Hall Property for another year. If the Hall Property sells within one year thereafter, fifty percent of any net proceeds in excess of $2.3 million would be paid to the EPA.

If the Company takes title to the Hall Property, the Agencies will provide a "Prospective Purchaser Agreement" for use by the Company at its option and for use by the Company's eligible successors in interest. The EPA would specify that any eligible prospective purchaser of the Hall Property would not be liable for any past environmental contamination or any ongoing remediation resulting from past operations at the Site. If the Company elects not to take ownership of the Hall Property, the Agencies would retain the $2.3 million held in Cash Escrow. If the Agencies are unable to complete construction of the remedial action and clean up soils so that the Hall Property can be used for a reasonable commercial or industrial use within ten years, they would be required to return the $2.3 million held in the Cash Escrow to the Company. The Consent Decree also contains covenants not to sue, reservations of rights, and protection for the Company from third party claims for contribution for environmental clean-up costs at the Site.

The Company believes that once the Hall Property is available for a "reasonable commercial or industrial use," it would have a current value in excess of $2.3 million. Consequently, the Company does not believe that the $2.3 million to be held in the Cash Escrow is "impaired" under generally accepted accounting principles. Accordingly, the Company will segregate the $2.3 million as a restricted asset on its consolidated balance sheet when the Cash Escrow is established. The Company recorded the $1.0 million payment as an expense in the third quarter of 1996.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which changes the standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"); both of which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. The Company's management has studied the implications of SFAS 130, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Part I, Item 2 under the caption Liquidity and Capital Resources -- United States Environmental Protection Agency ("EPA") Litigation is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES

(c) During the second quarter of 1997, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 716 shares of Common Stock were issued at an exercise price of $1.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 22, 1997. The following matters were submitted to shareholders for their consideration:

      1. With respect to the two nominees for director identified in the Company's Proxy Statement; Brian W. Dunham received 5,918,028 votes and 6,143 votes were withheld and Wayne B. Kingsley received 5,916,828 votes and 7,343 votes were withheld.

      2. The amendments to the 1995 Stock Incentive Plan were approved as follows: 3,834,161 shares were voted in favor, 2,003,387 shares were voted in opposition, 7,650 votes abstained and there were 78,973 broker non-votes.

      3. The appointment of Coopers & Lybrand LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified as follows:
      5,913,285 shares were voted in favor, 4,956 shares were voted in opposition, 5,930 votes abstained and there were no broker non-votes.

ITEM 5. OTHER INFORMATION

The information set forth in Part I, Item 2 under the caption Liquidity and Capital Resources -- United States Environmental Protection Agency ("EPA") Litigation is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

          EXHIBIT NO.
          11        Statement regarding computation of per share earnings
          27        Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 1997


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