Form 10-Q
period 1997-09-30
NORTHWEST PIPE CO
filed 1997-11-10
CIK 1001385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
                              ____________________

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 1997
                                     OR
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


COMMON STOCK, PAR VALUE $.01 PER SHARE                6,409,902
               (Class)                       (Shares outstanding at October
                                                       31 , 1997)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NORTHWEST PIPE COMPANY
                                 FORM 10-Q
                                   INDEX

PART I - FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

Item 1.  Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 1997
  and December 31, 1996                                                 2

  Consolidated Statements of Income - Three Months and Nine
  Months Ended September 30, 1997 and 1996                              3

  Consolidated Statements of Cash Flows - Nine Months
  Ended September 30, 1997 and 1996                                     4

  Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            6


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                             10

Item 6.  Exhibits and Reports on Form 8-K                              10

                           NORTHWEST PIPE COMPANY
                         CONSOLIDATED BALANCE SHEETS
              (In thousands except share and per share amounts)


                                                                September 30,    December 31,
                                                                    1997             1996
                                                                -------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                     $  2,172         $  4,302
    Trade receivables, less allowance for doubtful accounts
       of $2,826 and $1,680                                         25,624           23,222
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                        20,161           10,750
    Inventories                                                     22,894           20,484
    Prepaid expenses and other                                       1,567            1,289
    Deferred income taxes                                            3,051            3,051
                                                                   ---------        ---------
      Total current assets                                          75,469           63,098
    Property and equipment, less accumulated depreciation
      of $22,646 and $20,860                                        44,730           34,594
    Property under capital leases, less accumulated amortization
      of $525 and $577                                               2,900            2,875
    Restricted assets                                                2,300               --
    Other assets                                                     1,394              857
                                                                   ---------        ---------
                                                                  $  126,793       $  101,424
                                                                   ---------        ---------
                                                                   ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                         $   27,457       $    7,302
    Current portion of long-term debt                                  2,079            2,100
    Current portion of capital lease obligations                         304              299
    Current portion of capital lease obligations due to
       related party                                                     133              125
    Accounts payable                                                  11,392            9,930
    Accrued liabilities                                                4,444            7,605
                                                                   ---------        ---------
      Total current liabilities                                       45,809           27,361
   Long-term debt, less current portion                                8,433           10,050
   Capital lease obligations, less current portion                     1,480            1,760
   Capital lease obligations due to related party, less
       current portion                                                 2,445            2,546
   Deferred income taxes                                                  13               13
   Other liabilities                                                     240               --
                                                                   ---------        ---------
      Total liabilities                                               58,420           41,730

  Stockholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued or outstanding                                          --               --
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,409,902 and 6,388,986 shares issued and outstanding             64               64
    Additional paid-in-capital                                        38,456           38,453
    Retained earnings                                                 29,853           21,177
                                                                   ---------        ---------
      Total stockholders' equity                                      68,373           59,694
                                                                   ---------        ---------
                                                                  $  126,793       $  101,424
                                                                   ---------        ---------
                                                                   ---------        ---------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                           NORTHWEST PIPE COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)



                                                    Three months ended                Nine months ended
                                                      September 30,                     September 30,
                                                 ------------------------          -----------------------
                                                    1997          1996                1997         1996
                                                 ---------    -----------          ----------   ----------
Net sales                                        $  39,739      $  38,360          $  114,937   $  102,449
Cost of sales                                       31,236         29,990              90,787       79,214
                                                 ---------    -----------          ----------   ----------
 Gross profit                                        8,503          8,370              24,150       23,235

Selling, general and administrative
 expenses                                            2,905          3,164               8,771        8,229
                                                 ---------    -----------          ----------   ----------
 Operating income                                    5,598          5,206              15,379       15,006

Interest expense                                       329            688               1,037        1,424
Interest expense to related parties                     53             57                 165          173
                                                 ---------    -----------          ----------   ----------
 Income before income taxes                          5,216          4,461              14,177       13,409

Provision for income taxes                           1,917          1,784               5,501        5,363
                                                 ---------    -----------          ----------   ----------
 Net income                                      $   3,299    $     2,677          $    8,676   $    8,046
                                                 ---------    -----------          ----------   ----------
                                                 ---------    -----------          ----------   ----------

 Earnings per share                              $    0.50    $      0.48          $     1.31   $     1.45
                                                 ---------    -----------          ----------   ----------
                                                 ---------    -----------          ----------   ----------
Shares used in per share
 calculations                                        6,645          5,539               6,617        5,537
                                                 ---------    -----------          ----------   ----------
                                                 ---------    -----------          ----------   ----------

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                           NORTHWEST PIPE COMPANY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                             Nine months ended
                                                               September 30,
                                                            -------------------
                                                               1997      1996
                                                            ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  8,676   $  8,046
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              1,734      1,372
    Decrease in accrued pension obligation                      (212)         -
    Provision for doubtful accounts                            1,146         53
  Changes in current assets and liabilities:
    Trade receivables                                         (3,548)   (13,902)
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                      (9,411)     2,457
    Inventories                                               (2,410)    (2,416)
    Prepaid expenses and other                                  (278)       428
    Accounts payable                                           1,462     (3,655)
    Accrued and other liabilities                             (2,754)       (47)
                                                            --------   --------
      Net cash used in operating activities                   (5,595)    (7,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (11,895)    (2,670)
  Acquisition, net of cash acquired                               --     (3,073)
  Other assets                                                (2,833)      (313)
                                                            --------   --------
    Net cash used in investing activities                    (14,728)    (6,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                              44         39
  Payments on long-term debt                                  (1,638)    (1,427)
  Proceeds under note payable to financial institution        20,155     19,286
  Payments on capital lease obligations                         (275)      (642)
  Payments on capital lease obligations to related parties       (93)       (85)
                                                            --------   --------
    Net cash provided by financing activities                 18,193     17,171
                                                            --------   --------

    Net (decrease) increase in cash and cash equivalents      (2,130)     3,451
  Cash and cash equivalents, beginning of period               4,302        857
                                                            --------   --------
  Cash and cash equivalents, end of period                  $  2,172   $  4,308
                                                            --------   --------
                                                            --------   --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                $  1,038   $  1,460
    Income taxes                                               4,576      5,771
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Tax benefit of nonqualified stock options exercised         $  102      $  --
  Acquisition:
    Fair value of assets acquired                             $   --   $ 20,886
    Fair value of liabilities assumed                             --     17,813
                                                            --------   --------
      Cash paid, net                                        $     --   $  3,073


               The accompanying notes are an integral part of
                  these consolidated financial statements.

                           NORTHWEST PIPE COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (In thousands)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month and nine months periods ended September 30, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any portion thereof.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

                                      September 30,      December 31,
                                          1997               1996
                                      -------------      ------------
          Finished goods                $  6,881           $  6,564
          Raw materials                   14,200             12,449
          Materials and supplies           1,813              1,471
                                      -------------      ------------
                                        $ 22,894           $ 20,484
                                      -------------      ------------
                                      -------------      ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.

                                                         Three months ended    Nine months ended
                                                           September 30,         September 30,
                                                         ------------------    -----------------
                                                           1997      1996        1997     1996
                                                         --------  --------    -------- --------
           Net sales
             Water transmission                           66.0%      66.5%       64.8%    65.6%
             Tubular products                             34.0       33.5        35.2     34.4
                                                         --------  --------    -------- --------
           Total net sales                               100.0      100.0       100.0    100.0
           Cost of sales                                  78.6       78.2        79.0     77.3
                                                         --------  --------    -------- --------
                Gross profit                              21.4       21.8        21.0     22.7
           Selling, general and administrative
             expenses                                      7.3        8.2         7.6      8.1
                                                         --------  --------    -------- --------
           Operating income                               14.1       13.6        13.4     14.6
           Interest expense                                1.0        1.9         1.1      1.5
                                                         --------  --------    -------- --------
           Income before income taxes                     13.1       11.7        12.3     13.1
           Provision for income taxes                      4.8        4.7         4.8      5.2
                                                         --------  --------    -------- --------
           Net income                                      8.3%       7.0%        7.5%     7.9%
                                                         --------  --------    -------- --------
                                                         --------  --------    -------- --------

           Gross profit as a percentage
             of segment net sales:
             Water transmission                           24.2%      25.3%       23.4%    25.6%
             Tubular products                             16.0       14.9        16.6     17.2


THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

SALES. Net sales increased 3.6% to $39.7 million in the third quarter of 1997, from $38.4 million in the third quarter of 1996, and increased 12.2% to $114.9 million in the first nine months of 1997, from $102.4 million in the first nine months of 1996. Sales increased in both business segments.

Water transmission sales increased 2.7% to $26.2 million in the third quarter of 1997 from $25.5 million in the third quarter of 1996, and increased 10.8% to $74.4 million in the first nine months of 1997 from $67.2 million in the first nine months of 1996. The increases were primarily due to acquisitions made in 1996.

Tubular products sales increased 5.4% to $13.5 million in the third quarter of 1997 from $12.9 million in the third quarter of 1996 and increased 14.9% to $40.5 million in the first nine months of 1997 from $35.2 million in the first nine months of 1996. The increases were primarily a result of increased demand in certain product lines.

In the third quarter and the first nine months of 1997, no single customer accounted for 10% or more of total net sales. In the third quarter of 1996, no single customer accounted for 10% or more of total net sales. In the first nine months of 1996, sales to a single customer represented 10.2% of total net sales.

GROSS PROFIT. Gross profit increased 1.6% to $8.5 million (21.4% of total net sales) in the third quarter of 1997 from $8.4 million (21.8% of total net sales) in the third quarter of 1996 and increased 3.9% to $24.2 million (21.0% of total net sales) in the first nine months of 1997 from $23.2 million (22.7% of total net sales) in the first nine months of 1996.

Water transmission gross profit decreased slightly to $6.3 million (24.2% of segment net sales) in the third quarter of 1997 from $6.5 million (25.3% of segment net sales) in the third quarter of 1996 and increased slightly to $17.4 million (23.4% of segment net sales) in the first nine months of 1997 from $17.2 million (25.6% of segment net sales) in the first nine months of 1996. Water transmission gross profit was impacted by lower bidding activity in the latter part of 1996 and the first half of 1997. In the third quarter of 1997 bidding activity improved somewhat, but was still lower than expected. This may impact margins adversely in the fourth quarter of 1997 and the first quarter of 1998.

Gross profit from tubular products increased 13.3% to $2.2 million (16.0% of segment net sales) in the third quarter of 1997 from $1.9 million (14.9% of segment net sales) in the third quarter of 1996 and increased 11.2% to $6.7 million (16.6% of segment net sales) in the first nine months of 1997 from $6.0 million (17.2% of segment net sales) in the first nine months of 1996. Tubular products gross profit was impacted by higher sales volume in lower margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 8.2% to $2.9 million (7.3% of total net sales) in the third quarter of 1997 from $3.2 million (8.2% of total net sales) in the third quarter of 1996 and increased 6.6% to $8.8 million (7.6% of total net sales) in the first nine months of 1997 from $8.2 million (8.1% of total net sales) in the first nine months of 1996. The decrease in the third quarter of 1997 compared to the third quarter of 1996 was primarily a result of expenses recorded in the third quarter of 1996 which included costs associated with the acquisition of Thompson Pipe and Steel in May 1996 and $1.0 million of expense related to the Environmental Protection Agency litigation as discussed in "Liquidity and Capital Resources," offset by the resolution of certain other litigation. The increased level of expenses in the first nine months of 1997 compared to the same period in 1996 was the result of acquisitions that occurred in 1996.

INTEREST EXPENSE. Interest expense decreased 48.7% to $382,000 in the third quarter of 1997 from $745,000 in the third quarter of 1996 and decreased 24.7% to $1.2 million in the first nine months of 1997 from $1.6 million in the first nine months of 1996.

INCOME TAXES. The company's effective tax rate was approximately 38.8% for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The company finances operations with internally generated funds and available borrowings under its credit agreement. In November 1995, the Company completed an initial public offering, which resulted in net proceeds to the Company of approximately $14.6 million. In November 1996, the Company completed a public offering, which resulted in net proceeds to the Company of approximately $15.3 million. At September 30, 1997, the Company had cash and cash equivalents of $2.2 million.

Net cash used in operating activities in the first nine months of 1997 was $5.6 million. This was primarily a net result of net income, non-cash adjustments for depreciation and amortization, a decrease in accrued liabilities, and increases in the allowance for doubtful accounts, trade receivables, costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and accounts payable. These changes were principally the result of increased production and sales levels as a result of acquisitions made in 1996. The increase in costs and estimated earnings in excess of billings on uncompleted contracts resulted from delayed shipments in the third quarter of 1997 primarily due to project delays, inclement weather, and other contractor related issues.

Net cash used in investing activities in the first nine months of 1997 was $14.7 million, which primarily resulted from expenditures related to the new tubular products mill being installed in the Portland, Oregon plant, expected to be operational in the first quarter of 1998, and the installation of a rolled and welded manufacturing line in the Adelanto, California plant, expected to be operational in the fourth quarter of 1997. The remaining expenditures were for projects related to existing operations.

Net cash provided by financing activities was $18.2 million in the first nine months of 1997, which included the net effect of additional borrowings under a note payable to a financial institution and the repayment of long-term debt and capital lease obligations.

At September 30, 1997, the Company had three significant components of debt: a $44.0 million credit agreement under which $27.4 million was outstanding under a line of credit and $6.8 million was outstanding under two notes payable; Industrial Development Bonds in the aggregate amount of $3.7 million with variable interest rates ranging from 4.00% to 4.40% at September 30, 1997; and capital leases aggregating $4.4 million bearing interest at rates ranging from 4.40% to 11.25% at September 30, 1997.

In October 1997 the Company replaced its $44.0 million credit agreement with a new $45.0 million line of credit agreement. The new line of credit agreement expires on October 20, 2000 and is unsecured. It bears interest at rates related to IBOR or LIBOR, or at prime less 0.5% (8.5% at September 30, 1997). Amounts currently outstanding under the line of credit primarily bear interest at IBOR plus 0.65% (6.275% on October 20, 1997).

In October 1997 the Company signed commitments to issue $35.0 million of 6.87% Senior Notes ( the "Notes"). The Notes, if issued, will be used to reduce the Company's line of credit and are expected to be finalized by November 20, 1997. The Notes, if issued, will mature ten years from the date of closing, and will require semi-annual interest payments and equal annual principal payments commencing on the fourth anniversary of closing and continuing every year thereafter until final maturity.

The Company's working capital requirements have increased due to the increase in the Company's Water Transmission business which is characterized by lengthy production periods and extended payment cycles. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its credit agreement or Notes will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

UNITED STATES ENVIRONMENTAL PROTECTION AGENCY ("EPA") LITIGATION. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has been identified as one of four potentially responsible parties with potential liability for a Superfund site in Clackamas, Oregon (the "Site"). In October 1995, the Company filed a complaint seeking a declaratory judgment from the Bankruptcy Court that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization (the "Plan"). In September 1996, the Company entered into mediation with the EPA and the Oregon Department of Environmental Quality (the "ODEQ") (collectively, the "Agencies") in an attempt to resolve the matter without incurring the substantial additional expense of continuing the litigation. As a result of the mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company and the Agencies prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree was entered by the Bankruptcy Court on July 22, 1997. The Consent Decree relating to the portion of the Site that is vacant (the "Hall Property") which provides for the transfer of title to the Hall Property to the Agencies, and upon which the effectiveness of the Consent Decree was conditioned, was entered by the United States District Court on August 19, 1997.

Under the terms of the Consent Decree, the Company on August 22, 1997 paid the Agencies $1.0 million and deposited an additional $2.3 million in an escrow account or cash escrow (the "Cash Escrow"), with the interest income on the Cash Escrow to be distributed to the EPA. The Consent Decree provides that the EPA will complete construction of the remedial action at the Site in accordance with its standards and will have the right to sell the Hall Property at any time during the clean-up process and for one year thereafter. If the Hall Property is sold by the Agencies, the $2.3 million held in the Cash Escrow will be returned to the Company. Once construction of the remedial action has been completed as evidenced by issuance of Remedial Action Reports (or their equivalents) and a Preliminary Close Out Report, and the Hall Property is usable for a "reasonable commercial or industrial use," the Agencies will have the option to continue to market the Hall Property for one year. If the Hall Property is not sold during this period, the Company believes the Agencies will elect to have the Hall Property conveyed to the Company in exchange for the $2.3 million held in the Cash Escrow. The Company would then be required to market the Hall Property for another year. If the Hall Property sells within one year thereafter, fifty percent of any net proceeds in excess of $2.3 million would be paid to the EPA.

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

The Company believes that once the Hall Property is available for a "reasonable commercial or industrial use," it would have a current value in excess of $2.3 million. Consequently, the Company does not believe that the $2.3 million to be held in the Cash Escrow is "impaired" under generally accepted accounting principles. Accordingly, the Company segregated the $2.3 million as a restricted asset on its consolidated balance sheet. The Company recorded the $1.0 million payment as an expense in the third quarter of 1996.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which changes the standards for computing and presenting earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"); both of which are effective for the Company's 1997 fiscal year. The Company's management has studied the implications of SFAS 128 and SFAS 129, and based on the initial evaluation, does not expect the adoption to have a material impact on the Company's financial condition or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

         EXHIBIT NO.
         -----------
         11      Statement regarding computation of per share earnings
         27      Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 1997


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