Form 10-K405
period 1997-12-31
NORTHWEST PIPE CO
filed 1998-03-27
CIK 1001385

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K

              [X]  ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended:  December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $109,631,988 as of March 17, 1998 based upon the last sales price as reported by Nasdaq.

     The number of shares outstanding of the Registrant's Common Stock as of March 17, 1998 was 6,413,278 shares.

     The Index to Exhibits appears on page 16 of this document.

                                   --------------
                                   --------------

                        DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 1998

                               NORTHWEST PIPE COMPANY
                            1997 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                        PART I
                                                                           Page
                                                                           ----
Item 1    -    Business                                                      1
Item 2    -    Properties                                                    5
Item 3    -    Legal Proceedings                                             6
Item 4    -    Submission of Matters to a Vote of Security Holders           6

                                       PART II

Item 5    -    Market for the Registrant's Common
               Equity and Related Stockholder Matters                        6
Item 6    -    Selected Financial Data                                       7
Item 7    -    Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                    8
Item 7A   -    Quantitative and Qualitative Disclosures About
               Market Risk                                                  14
Item 8    -    Financial Statements and Supplementary Financial Data        14
Item 9    -    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                       14


                                       PART III

Item 10   -    Directors and Executive Officers of the Registrant           14
Item 11   -    Executive Compensation                                       14
Item 12   -    Security Ownership of Certain Beneficial
               Owners and Management                                        14
Item 13   -    Certain Relationships and Related Transactions               14


                                       PART IV

Item 14   -    Exhibits, Financial Statement Schedule
               and Reports on Form 8-K                                      15

                                        PART I

ITEM 1.  BUSINESS

GENERAL

Northwest Pipe Company ("the Company") manufactures welded steel pipe in two business groups. In its water transmission business group, the Company is a leading supplier in the United States and Canada of large diameter, high pressure steel pipe used primarily for water transmission (the "Water Transmission" business). In its tubular products business group, the Company manufactures smaller diameter, electric resistance welded ("ERW") steel pipe for use in a wide range of construction, agricultural and industrial applications (the "Tubular Products" business). In 1997, Water Transmission and Tubular Products revenues represented approximately 66% and 34% of the Company's net sales, respectively. Headquartered in Portland, Oregon, the Company operates five manufacturing facilities. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto, California, and Riverside, California (both are near Los Angeles). Tubular Products are manufactured in Portland, Oregon, and Atchison, Kansas.

In May 1996, the Company acquired Thompson Pipe and Steel Company, a manufacturer of steel water transmission pipe headquartered in Denver, Colorado. The principal assets acquired were steel pipe manufacturing facilities located in Denver, Colorado and Princeton, Kentucky. The Kentucky manufacturing facility was closed by Thompson Pipe and Steel Company in 1995, and the Company intends to sell the Kentucky facility.

In December 1996, the Company acquired, from California Steel Pressure Pipe Company, certain assets of its Riverside, California plant, which included two spiral mills. The Riverside, California plant was closed in December 1996 by California Steel Pressure Pipe Company. In January 1997, the Company began producing water transmission pipe at the Riverside plant and managing this facility from its Adelanto, California facility.

PRODUCTS

WATER TRANSMISSION PRODUCTS. Water transmission pipe is used for (i) high pressure applications, typically requiring pipe able to withstand pressures in excess of 150 pounds per square inch, (ii) low pressure applications such as gravity-flow wastewater and sewers and (iii) other industrial and structural applications. All of the Company's Water Transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, waste water transmission and treatment plant piping. The Company has the capability to manufacture Water Transmission pipe in diameters ranging from 4" to 156" with wall thicknesses of 0.135" to 3.00". The Company has the capability to coat and line these products with cement mortar, polyethylene tapes, paints and coal tar enamel according to the customers' specifications. The Company maintains complete fabrication facilities and provides installation contractors with custom fabricated sections as well as straight pipe sections.

TUBULAR PRODUCTS. The Company's Tubular Products range in size from
2 3/8" to 16" in diameter with wall thicknesses from 0.075" to 0.315". These products are typically sold to pipe distributors or original equipment manufacturers and are used for a wide variety of applications. The Company has historically focused on niche markets that typically generate strong margins. The tubular products industry, however, serves very large markets with products that generally have wall thicknesses greater than those that the Company has traditionally manufactured.

The Company has added new product lines in its Tubular Products business as management identified opportunities for sustainable growth. In 1989, the Company entered the fire protection sprinkler system market with its branded product FLAME-OUT. In 1993, the Company began marketing
WELL-LIFE, a water well casing product. These new products represented an expansion of the Company's focus from the light-wall, large diameter niche markets to include higher volume, more competitive markets. The
Company acquired and has
installed a new tubular products mill in its Portland, Oregon facility, which was operational late in the first quarter of 1998. This new mill gives the Company the ability to manufacture products with smaller diameters and heavier wall thicknesses for uses in industrial piping, oil and gas transmission, fire protection systems and other applications. The Company intends to continue to pursue future opportunities to broaden its product lines by adding products that will take advantage of the Company's available manufacturing capacity, existing marketing channels and manufacturing expertise.

MARKETING

WATER TRANSMISSION. The primary customers for Water Transmission products are installation contractors for projects funded by public water agencies, including states, municipalities and water districts. Water Transmission products are manufactured at the Company's Oregon, California and Colorado facilities and are marketed primarily in the United States, Canada and Mexico. High freight costs reduce the Company's competitiveness as the distances from its manufacturing facilities increase.

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

Because a substantial portion of the Company's Water Transmission revenue is derived from sales to installation contractors for public water transmission projects, the Company's sales could be adversely impacted by a change in the number of projects planned by public water agencies, adjustments in governmental spending, general budgetary constraints or the inability of governmental entities to issue debt. A decline in the number of such projects or in the funding available for such projects could have a material adverse effect on the Company's business, financial condition and results of operations.

TUBULAR PRODUCTS. The Company's Tubular Products are marketed through a network of direct sales force personnel and independent distributors in the United States and Canada. The Company's marketing strategy focuses on customer service and customer relationships. For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers. Approximately 90% of the Company's Tubular Products sales have been to pipe distributors, and approximately 10% of sales have been to original equipment manufacturers (primarily irrigation system manufacturers). The Company's sales effort emphasizes regular personal contact with current and potential customers. The Company supplements this effort with targeted advertising, participation in trade shows and brochures. The Company's plant locations in Kansas and Oregon allow the Company to efficiently serve customers throughout the United States and in Canada.

MANUFACTURING

WATER TRANSMISSION. The Company manufactures Water Transmission products at its Oregon, California and Colorado facilities. The process begins with the preparation of engineered drawings of each unique piece of pipe in the project. These drawings are prepared on the Company's proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, paint, epoxies and cement mortar. Linings may be coal tar enamel, cement mortar or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in the Company's fabrication facilities. The pipe is final inspected and prepared for shipment. The Company ships its products to project sites by truck and rail.

TUBULAR PRODUCTS. Tubular Products are manufactured by the ERW process at the Company's Oregon and Kansas facilities in diameters ranging from 2 3/8" to 16". This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders and cut into the appropriate lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished, and certain products are coated with lacquer.

The Company acquired and has installed a new tubular products mill in its Portland, Oregon facility, which was operational late in the first quarter of 1998. This new mill gives the Company the ability to manufacture products with smaller diameters and heavier wall thicknesses for uses in industrial piping, oil and gas transmission, fire protection systems and other applications.

TECHNOLOGY. Advances in technology help the Company produce high quality products at competitive prices. Recent investments in technological improvements include laser seam tracking systems, steel coil slitters, an ultraviolet light coating system and an in-line ultrasonic testing system. To stay abreast of technological developments in the United States and abroad, the Company participates in trade shows, industry associations, research projects and vendor trials of new products.

QUALITY ASSURANCE. The Company has adopted quality assurance techniques and policies which govern every aspect of its operations to ensure high quality. During and after the manufacturing process, the Company performs many tests, including tensile, impact, hydrostatic, ultrasonic and radiographic tests. The Quality Assurance department reports directly to the chief executive officer. As a reflection of its commitment to quality, the Company has been certified for certain products or operations by Factory Mutual, Underwriters Laboratory, Steel Plate Fabricators Association, American Society for Mechanical Engineers, National Sanitary Foundation and the American Petroleum Institute.

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

BACKLOG

The Company's backlog includes confirmed orders, including the balance of projects in process. The backlog also includes projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however, cancellation would generally obligate the customer to pay the costs incurred by the Company. As of December 31, 1997 and 1996, the Company's backlog of orders was approximately $54.5 million and $51.4 million, respectively. Backlog as of December 31, 1997 includes projects having a value of approximately $5.9 million for which binding contracts had not yet been executed. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

COMPETITION

WATER TRANSMISSION. The Company has several competitors in the Water Transmission segment of its business. High freight costs may limit the ability of manufacturers located in other market areas to compete with the Company. Most of the projects in this segment are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery and ability to meet customized specifications. The Company and Ameron International, Inc. are the principal competitors in the water transmission business in the western United States and southwestern Canada. Another competitor in this region is Continental Pipe. East of the Rocky Mountains, the Company's primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Company and US Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros. and Gifford-Hill-American, Inc., which manufacture concrete cylinder pipe.

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

SUPPLIERS

The Company purchases hot rolled steel coil produced by a number of primary steel producers including Geneva Steel Company, California Steel Industries, Inc., Lonestar Steel, Thyssen Trading and Nucor. Additionally, Oregon Steel Mills is in the process of adding steel coil manufacturing capabilities to its facility located approximately one mile from the Company's Portland manufacturing facility. The Company orders steel according to its business forecasts for its Tubular Products business group. Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process. Purchased steel represents a substantial portion of the Company's cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Historically, the Company has sought to recover increases in steel prices through price increases of its products. There can be no assurance that steel prices will not increase or that the Company will be successful in implementing related price increases on its products.

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

The Company has completed discussions with the Oregon Department of Environmental Quality ("DEQ") with respect to the reporting requirements for calculating emissions of volatile organic compounds ("VOCs") from pipe coating and lining operations at its Portland, Oregon facility. The Company and DEQ have resolved the emissions calculation issues pursuant to a Mutual Agreement and Order ("MAO") dated October 4, 1995 and amended June 20, 1997. Pursuant to the MAO, the Company was required to periodically report its progress in finding alternative coatings that comply with the VOC content levels allowed by Condition 4 of the Company's air permit. The MAO as amended also required the Company to be in full compliance with this Condition 4 by January 1, 1998, or to have submitted an application for an alternative emission limit. In December 1997, the Company submitted a report to DEQ confirming its compliance with Condition 4. The DEQ has indicated informally that it is satisfied with the Company's compliance progress. DEQ will initiate formal acknowledgment that the terms of the MAO have been fully satisfied.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Matters" for a discussion of certain litigation with the U.S.
Environmental Protection Agency.

EMPLOYEES

As of December 31, 1997, the Company had 687 full-time employees.
Approximately 25% were salaried and approximately 75% were employed on an hourly basis. All of the hourly employees at Thompson Pipe and Steel Company are represented by a union. The Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

The Oregon facility consists of 300,000 square feet of covered manufacturing space, located on approximately 25 acres. The Company operates five pipe mills at its Oregon facility. The Kansas facility consists of 60,000 square feet of covered manufacturing space located on 40 acres. The Adelanto, California facility, which was built in 1990, consists of 85,000 square feet of covered manufacturing space located on 70 acres. The Company has two pipe mills located at each of the Kansas and Adelanto, California facilities. Thompson Pipe and Steel Company has a steel pipe manufacturing facility, including approximately 157,000 square feet of covered manufacturing space, located in Denver, Colorado on approximately 40 acres, and a facility, including approximately 336,120 square feet of covered manufacturing space, located in Princeton, Kentucky, on approximately 64 acres. The Kentucky manufacturing facility was closed by Thompson Pipe and Steel Company in 1995, and the Company intends to sell this facility. The principal assets acquired by the Company from California Steel Pressure Pipe Company were two spiral mills and one ERW mill located in Riverside, California. The Company owns all of its facilities, except for the Riverside, California facility, which is leased to the Company with an option to purchase. The Company exercised its option to purchase the Oregon facility in December 1997, and intends to exercise its option to purchase the Riverside, California facility in 1998.

The Company has available manufacturing capacity at each of its facilities and believes its facilities are adequate for its immediate and near-term requirements, and it does not anticipate the need for significant expansion in the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

In addition to the matters described above in "ENVIRONMENTAL MATTERS", from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1997.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "NWPX." The Company's common stock commenced trading on November 30, 1995. The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 1996 and 1997 were as follows.


                                        LOW               HIGH
1996
First Quarter                         $   9 7/8        $  13 1/2
Second Quarter                           12 3/4           18 1/8
Third Quarter                            15 3/4           20 1/2
Fourth Quarter                           15               20

1997
First Quarter                         $  15 7/8        $  20 1/4
Second Quarter                           14 3/4           18 1/2
Third Quarter                            17               27
Fourth Quarter                           21               27

There were 94 shareholders of record and approximately 1700 beneficial shareholders at March 23, 1998. There were no cash dividends declared or paid in fiscal years 1997 or 1996. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


In thousands, except per share amounts                                                     YEAR ENDED DECEMBER 31,
                                                                                 1997       1996     1995      1994     1993
                                                                               --------   --------  -------   ------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales                                                                      $150,833   $135,182  $97,715   $73,641  $54,437
Gross profit                                                                     31,117     30,942   19,576    11,980    6,529
Income (loss) before cumulative effect of accounting change (1)                   1,100     10,404    5,107     2,161     (574)
Net income                                                                       11,100     10,404    5,107     2,161      263
Loss per share before cumulative effect of accounting change (1)                      -          -        -         -    (0.27)
Basic earnings per share (2)                                                       1.73       1.92     6.11      3.10     0.38
Diluted earnings per share (2)                                                     1.68       1.85     1.44      0.65     0.16

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                                                $ 51,051   $ 35,737  $22,438   $ 9,944  $ 3,234
Total assets                                                                    132,051    101,424   64,454    56,808   44,825
Long-term debt, less current maturities                                          39,944     14,356   12,040    20,998   16,251
Stockholders' equity                                                             70,779     59,694   33,729    11,519    9,358

(1) Includes the effect of a benefit reflecting the cumulative effect of a change in method of accounting for income taxes, which was adopted on a prospective basis effective January 1, 1993. The cumulative effect of the change in accounting method was $837, which was recognized in the statement of operations for the year ended December 31, 1993.

(2) Reflects, for all years, the presentation of basic and diluted earnings per share as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which was adopted by the Company in the year ended December 31, 1997.

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

OVERVIEW

The Company manufactures Water Transmission products in facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California and Riverside, California. The Adelanto facility was constructed by the Company in 1990. The Denver, Colorado facility was obtained through the acquisition of Thompson Pipe and Steel Company in May 1996. The Riverside, California facility was purchased from California Steel Pressure Pipe Company in December 1996. Tubular Products are manufactured in the Company's Portland, Oregon and Atchison, Kansas facilities. The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for Tubular Products. Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company's market area since each population center determines its own waterworks requirements. Demand for Tubular Products is influenced by non-residential construction, the agricultural economy and general economic conditions.

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

                                               Year Ended December 31,
                                             ---------------------------
                                              1997      1996      1995
                                             ------    ------    -------
Net sales
  Water transmission                          65.8%     66.5%     62.6%
  Tubular products                            34.2      33.5      37.4
                                             ------    ------    -------
Total net sales                              100.0     100.0     100.0
Cost of sales                                 79.4      77.1      80.0
                                             ------    ------    -------
    Gross profit                              20.6      22.9      20.0
Selling, general and administrative
  expenses                                     7.5       8.5       8.0
                                             ------    ------    -------
Income from operations                        13.1      14.4      12.0
Interest expense                               1.2       1.7       3.5
                                             ------    ------    -------
Income before income taxes                    11.9      12.7       8.5
Provision for income taxes                     4.5       5.0       3.3
                                             ------    ------    -------
Net income                                     7.4%      7.7%      5.2%
                                             ------    ------    -------
                                             ------    ------    -------

Gross profit as a percentage
  of segment net sales:
  Water transmission                          22.9%     26.0%     21.9%
  Tubular products                            16.3      16.8      17.0


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales increased 11.6% from $135.2 million in 1996 to $150.8 million in 1997. Sales increased in both business segments. Water Transmission net sales increased 10.4% from $89.9 million in 1996 to $99.3 million in 1997. The increase was primarily due to acquisitions made in 1996. Tubular Products net sales increased 13.9% from $45.2 million in 1996 to $51.5 million in 1997. The increase was primarily the result of increased demand in certain product lines. No single customer accounted for 10% or more of total net sales in 1997 or 1996.

Gross profit increased slightly from $30.9 million (22.9% of total net sales) in 1996 to $31.1 million (20.6% of total net sales) in 1997. Water Transmission gross profit decreased 2.7% from $23.4 million (26.0% of segment net sales) in 1996 to $22.7 million (22.9% of segment net sales) in 1997. Water Transmission gross profit was impacted by lower bidding activity which resulted in unfavorable pricing pressures. In addition to lower bidding activity, weather related delays and delays in receipt of steel shipments in the latter half of 1997 may impact margins adversely in the first quarter of 1998. Gross profit from tubular products increased 10.5 % to $8.4 million (16.3% of segment net sales) in 1997 from $7.6 million (16.8% of segment net sales) in 1996.

Selling, general and administrative expenses decreased slightly from $11.5 million (8.5% of total net sales) in 1996 to $11.4 million (7.5% of total net sales) in 1997.

Interest expense decreased 17.0% to $1.8 million in 1997 from $2.2 million in 1996, due to lower interest rates and a reduction of average borrowings in 1997.

The Company's effective tax rate was approximately 38.1% in 1997 compared to approximately 39.6% in 1996. The decrease in the effective tax rate was due primarily to a state tax credit in 1997. In connection with the acquisition of Thompson Pipe and Steel Company in May 1996, the Company acquired net operating loss carryforwards which, due to an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended, are subject to an annual limitation of approximately $338,000 during the 15 year carryforward period. The Company had approximately $4.5 million of net carryforwards remaining at December 31, 1997.

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

Gross profit increased 58.1% from $19.6 million (20.0% of total net sales) in 1995 to $30.9 million (22.9% of total net sales) in 1996. Water Transmission gross profit increased 74.6% from $13.4 million (21.9% of segment net sales) in 1995 to $23.4 million (26.0% of segment net sales) in 1996. This increase was primarily attributable to increased Water Transmission project bidding activity in 1996, which allowed the Company to obtain projects which were well suited to its manufacturing strengths, and resulted in comparatively higher margins. Additionally, improved margins resulted from increased plant utilization. Gross profit from Tubular Products increased 22.4% from $6.2 million (17.0% of segment net sales) in 1995 to $7.6 million (16.8% of segment net sales) in 1996, primarily as a result of increased sales volume.

Selling, general and administrative expenses increased 47.9% from $7.8 million (8.0% of total net sales) in 1995 to $11.5 million (8.5% of total net sales) in 1996. The increase is largely attributable to the one-time costs associated with the acquisition of Thompson Pipe and Steel Company in May 1996, and to its operating costs since that time, as well as the costs of litigating an environmental issue with the EPA. During the third quarter of 1996 the parties to this dispute reached an agreement in principle to settle the litigation. SEE "BUSINESS--ENVIRONMENTAL MATTERS." The Company recorded an expense of $1.0 million, in the third quarter of 1996, in connection with this agreement.

Interest expense decreased 36.5% from $3.4 million in 1995 to $2.2 million in 1996. This resulted from a decrease in average borrowings outstanding due to the application of the proceeds of the Company's initial public offering in November 1995 and the public offering in November 1996.

The Company's effective tax rate was approximately 38.7% in 1995 compared to approximately 39.6% in 1996. The provision for income taxes in 1995 reflected the use of net operating loss carryforwards and tax credits which reduced the Company's tax provision. In connection with the acquisition of Thompson Pipe and Steel Company, the Company acquired net operating loss carryforwards of approximately $5.1 million which, due to an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended, are subject to an annual limitation of approximately $338,000 during the 15 year carryforward period.

LIQUIDITY AND CAPITAL RESOURCES

In November 1995, the Company completed an initial public offering of
1.9 million shares of its common stock, which resulted in net proceeds to the Company of approximately $14.6 million. In November 1996, the Company completed a public offering of 2.3 million shares of its common stock, 1.1 million shares by the Company and 1.2 million shares by certain shareholders of the Company, which resulted in net proceeds to the Company of approximately $15.3 million. The Company finances operations with internally generated funds and available borrowings. At December 31, 1997, the Company had cash and cash equivalents of $904,000.

Net cash used in operating activities in 1997 was $4.3 million. This was primarily a net result of $11.1 million of net income and non-cash adjustments for depreciation and amortization of $2.2 million; offset by increases in trade receivables of $2.1 million, refundable income taxes of $3.3 million and costs and estimated earnings in excess of billings on uncompleted contracts of $9.2 million, and decreases in accounts payable of $1.8 million and accrued and other liabilities of $4.3 million. The decreases in accounts payable and accrued and other liabilities were primarily attributable to timing of purchases and payments. The increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts resulted from delayed shipments in the latter half of 1997 primarily due to project delays, inclement weather, and other contractor related issues.

Net cash used in investing activities in 1997 was $22.4 million, which primarily resulted from expenditures related to a new tubular products mill installed in its Portland, Oregon facility, which was operational late in the first quarter of 1998, and the installation of a rolled and welded manufacturing line in the Adelanto, California plant, which was operational in the fourth quarter of 1997. The remaining expenditures were for projects related to existing operations.

Net cash provided by financing activities in 1997 was $23.4 million, which included the net effect of an additional $35.0 million in borrowings under Senior Notes and the repayment of long-term debt and capital lease obligations.

The Company has four significant components of debt: $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; a $25.0 million credit agreement under which $7.0 million was outstanding at December 31, 1997; Industrial Development Bonds in the aggregate amount of $3.7 million with variable interest rates ranging from 3.85% to 4.55% at December 31, 1997; and capital leases aggregating $3.6 million bearing interest at rates ranging from 4.55% to 11.25% at December 31, 1997.

In November 1997, the Company issued $35.0 million of 6.87% Senior Notes, without collateral (the "Notes"). Proceeds received under the Notes were used to reduce amounts outstanding under the Company's line of credit. The Notes mature November 15, 2007, and require semi-annual interest payments in November and May, and equal annual principal payments commencing on November 15, 2001 and continuing every year thereafter until final maturity.

The $25.0 million line of credit agreement expires on October 20, 2000 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% (6.275% at December 31, 1997), or at prime less 0.5% (8.5% at December 31, 1997). At December 31, 1997, the Company had $7.0 million outstanding under the line of credit at a weighted average IBOR interest rate of 6.534%, and available additional borrowing capacity under the line of credit of $15.5 million. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company's working capital requirements have increased due to the increase in the Company's Water Transmission business which is characterized by lengthy production periods and extended payment cycles. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations, amounts available under its credit agreement or Notes and amounts available under additional senior notes anticipated to be issued in the second quarter of 1998, will be adequate to fund its working capital and capital requirements for at least the next twelve months.

To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes, and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional borrowings.

YEAR 2000 ISSUE. The Company has made an assessment of the effect of the Year 2000 issue on its hardware, operating and applications software. The Company has or is obtaining certification that its primary operating systems and application software packages will properly recognize calendar dates beginning in the year 2000. In addition, the Company is discussing with its major vendors and customers the possibility of interface or service difficulties relating to the Year 2000 issue. The Company plans to complete its examination of the effect of the Year 2000 issue on all of its application and operating systems by the end of 1998.

To date, no significant concerns have been identified and accordingly the Company does not currently expect to incur material costs in connection with the Year 2000 issue. There can be no assurance, however, that there will not be any Year 2000 related operating problems or material expenses that will arise with the Company's computer application and operating systems.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The statement also permits reduced disclosures for nonpublic entities. This statement is effective for fiscal years beginning after December 15, 1997.

The Company's management has studied the implications of SFAS 130, SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective.

ENVIRONMENTAL MATTERS. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has been identified as one of four potentially responsible parties with potential liability for a Superfund site in Clackamas, Oregon (the "Site"). In October 1995, the Company filed a complaint seeking a declaratory judgment from the Bankruptcy Court that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization (the "Plan"). In September 1996, the Company entered into mediation with the EPA and the Oregon Department of Environmental Quality (the "ODEQ") (collectively, the "Agencies") in an attempt to resolve the matter without incurring the substantial additional expense of continuing the litigation. As a result of the mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company and the Agencies prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree was entered by the Bankruptcy Court on July 22, 1997. The Consent Decree relating to the portion of the Site that is vacant (the "Hall Property") which provides for the transfer of title to the Hall Property to the Agencies, and upon which the effectiveness of the Consent Decree was conditioned, was entered by the United States District Court on August 19, 1997.

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

SUBSEQUENT EVENTS. On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The Company paid a purchase price of $40.1 million in cash, which is subject to a post-closing adjustment based upon changes in the working capital from February 28, 1998 to the closing date and the amount of outstanding indebtedness of the purchased companies at the closing date.

The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products. Southwestern owns and operates a manufacturing facility in Houston, Texas. P&H Tube owns and operates a manufacturing facility in Bossier City, Louisiana. The Company will continue to operate the acquired plant, equipment and other property for the same purpose, and will operate each of the companies as separate wholly owned subsidiaries of the Company.

On March 6, 1998, the Company amended its line of credit agreement to temporarily increase the line to $55.0 million. Additionally, the restriction associated with the ratio of maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") was adjusted for one year from 3.0:1.0 to 3.25:1.0. The total commitment under the line of credit will be reduced to $30.0 million on the earliest of April 15, 1998 or the date that the Company receives the net proceeds from the issuance of senior notes in the amount of at least $20.0 million. The Company expects to issue additional senior notes totaling $40.0 million during the second quarter of 1998 to reduce the amounts borrowed under its line of credit and to reduce the available line of credit. Interest under the amended line of credit agreement is payable at IBOR plus 0.65% to 1.05% (0.65% at March 6, 1998) based on the Company's ratio, as defined, of funded debt to EBITDA.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Substantially all of the Company's liquid investments are at fixed interest rates, and therefore the fair value of these investments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The information required by this item is included under the caption QUARTERLY DATA, in Note 17 of Notes to Consolidated Financial
Statements as listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions INFORMATION AS TO NOMINEES AND CONTINUING DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)    FINANCIAL STATEMENTS

The Financial Statements, together with the report thereon of Coopers & Lybrand L.L.P., are included on the pages indicated below.

                                                                    Page
                                                                   ------
     Report of Independent Accountants                               F-1

     Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                                F-2

     Consolidated Balance Sheets as of
     December 31, 1997 and 1996                                      F-3

     Consolidated Statements of Changes in Stockholders' Equity
     for the years ended December 31, 1997, 1996 and 1995            F-4

     Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996, and 1995                               F-5

     Notes to Consolidated Financial Statements                      F-6

(a) (2)    FINANCIAL STATEMENT SCHEDULE

The following schedule and report of independent public accountants are filed herewith:

                                                                    Page
                                                                   ------
     Schedule II         Valuation and Qualifying Accounts           S-1

     Report of Independent Accountants on Financial Statement
     Schedule                                                        S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a) (3)   EXHIBITS INCLUDED HEREIN:

     Exhibit No.
     -----------
     (1)   3.1      Second Restated Articles of Incorporation
     (1)   3.2      Second Amended and Restated Bylaws
     (1)  10.2      1986 Incentive Stock Option Plan*
     (1)  10.3      1995 Stock Incentive Plan*
     (1)  10.4      1995 Stock Option Plan for Nonemployee Directors*
     (1)  10.5      Registration Rights Agreement
     (1)  10.6      Loan Agreement dated May 1, 1990 between the Company and
                    California Statewide Communities Development Authority
     (2)  10.7      Stock Purchase Agreement dated as of May 8, 1996 among
                    Northwest Pipe Company, Thompson Pipe and Steel Company, CHL
                    Holdings, Inc. and Inter-City Products Corporation
     (3)  10.8      Amended 1995 Stock Incentive Plan*
     (4)  10.9      Loan Agreement dated October 20, 1997 by and among Bank of
                    America National Trust and Savings Association, Northwest
                    Pipe Company, Thompson Pipe and Steel Company and Thompson
                    Steel Pipe Company
     (4)  10.10     First Amendment to Loan Agreement dated October 20, 1997
     (4)  10.11     Second Amendment to Loan Agreement dated November 26, 1997
     (4)  10.12     Third Amendment to Loan Agreement dated March 6, 1998
     (4)  10.13     Note Purchase Agreement dated November 1, 1997
     (5)  10.14     Stock Purchase Agreement dated March 6, 1998 by and among
                    Southwestern Pipe, Inc., P&H Tube Corporation, and the
                    shareholders of Southwestern Pipe, Inc. and P&H Tube
                    Corporation
     (4)  21        Subsidiaries of the Registrant
     (4)  23        Consent of Coopers & Lybrand L.L.P.
     (4)  27        Financial Data Schedule

*This exhibit constitutes a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308.

(2) Incorporated by reference to Exhibits to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on June 14, 1996).

(3) Incorporated by reference to Exhibits to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

(4)  Filed herewith.

(5) Incorporated by reference to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on March 20, 1998).

(b)  REPORTS ON FORM 8-K


     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 1998.


                                        NORTHWEST PIPE COMPANY

                                        By /s/ WILLIAM R. TAGMYER
                                           ---------------------------
                                        William R. Tagmyer
                                        Chairman of the Board
                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 23rd day of March 1998.


Signature                Title
---------                -----

/s/ WILLIAM R. TAGMYER   Chairman of the Board
----------------------   and Chief Executive Officer
William R. Tagmyer       (Principal Executive Officer)


/s/ BRIAN W. DUNHAM      Director, President, Chief Operating Officer,
----------------------   Treasurer and Secretary
Brian W. Dunham


/s/ JOHN D. MURAKAMI     Vice President, Chief Financial Officer
----------------------   (Principal Financial Officer)
John D. Murakami


/s/ WAYNE B. KINGSLEY    Director
----------------------
Wayne B. Kingsley


/s/ NEIL R. THORNTON     Director
----------------------
Neil R. Thornton


/s/ VERN B. RYLES, JR.   Director
----------------------
Vern B. Ryles, Jr.


/s/ WARREN K KEARNS      Director
----------------------
Warren K. Kearns

REPORT OF INDEPENDENT ACCOUNTANTS
To the Shareholders and Board of Directors
Northwest Pipe Company

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipe Company and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                       Coopers & Lybrand L.L.P.



Portland, Oregon
February 7, 1998, except for Note 18,
   for which the date is March 6, 1998

                      NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        (DOLLAR AND SHARE AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Year Ended December 31,
                                             --------------------------------------------------
                                                  1997               1996              1995
                                             -------------      --------------     ------------

  Net sales                                  $     150,833      $      135,182     $     97,715
  Cost of sales                                    119,716             104,240           78,139
                                             -------------      --------------     ------------
    Gross profit                                    31,117              30,942           19,576

  Selling, general and administrative
     expenses                                       11,382              11,530            7,798
                                             -------------      --------------     ------------
     Operating income                               19,735              19,412           11,778

  Interest expense                                   1,616               1,961            2,839
  Interest expense to related parties                  201                 228              609
                                             -------------      --------------     ------------
     Income before income taxes                     17,918              17,223            8,330

  Provision for income taxes                         6,818               6,819            3,223
                                             -------------      --------------     ------------
     Net income                              $      11,100      $       10,404     $      5,107
                                             -------------      --------------     ------------
                                             -------------      --------------     ------------

  Basic earnings per share                   $        1.73      $         1.92     $       6.11
                                             -------------      --------------     ------------
                                             -------------      --------------     ------------
  Diluted earnings per share                 $        1.68      $         1.85     $       1.44
                                             -------------      --------------     ------------
                                             -------------      --------------     ------------

  Shares used in per share
     calculations:
         Basic                                       6,405               5,408              836
                                             -------------      --------------     ------------
                                             -------------      --------------     ------------
         Diluted                                     6,622               5,631            3,675
                                             -------------      --------------     ------------
                                             -------------      --------------     ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                      NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                             December 31,         December  31,
                                                                  1997                1996
                                                            ---------------       -------------
ASSETS
    Current assets:
      Cash and cash equivalents                             $           904       $       4,302
      Trade receivables, less allowance for doubtful
       accounts of $1,825 and $1,680                                 25,162              23,222
      Costs and estimated earnings in excess of billings
       on uncompleted contracts                                      19,914              10,750
      Inventories                                                    20,530              20,484
      Refundable income taxes                                         3,307                   -
      Deferred income taxes                                             447               3,051
      Prepaid expenses and other                                      1,402               1,289
                                                            ---------------       -------------
        Total current assets                                         71,666              63,098
      Property and equipment, net                                    57,447              37,469
      Restricted assets                                               2,300                   -
      Other assets                                                      638                 857
                                                            ---------------       -------------
                                                            $       132,051       $     101,424
                                                            ---------------       -------------
                                                            ---------------       -------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Note payable to financial institution                 $         7,000       $       7,302
      Current portion of long-term debt                                 250               2,100
      Current portion of capital lease obligations                    2,175                 424
      Accounts payable                                                8,116               9,930
      Accrued liabilities                                             3,074               7,605
                                                            ---------------       -------------
        Total current liabilities                                    20,615              27,361
     Long-term debt, less current portion                            38,490              10,050
     Capital lease obligations, less current portion                  1,454               1,760
     Capital lease obligations due to related party, less
         current portion                                                  -               2,546
     Minimum pension liability                                          294                   -
     Deferred income taxes                                              419                  13
                                                            ---------------       -------------
        Total liabilities                                            61,272              41,730
    Commitments and contingencies (Notes 8 and 13)
    Stockholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares
        authorized, none issued or outstanding                            -                   -
      Common stock, $.01 par value, 15,000,000 shares
        authorized, 6,411,402 and 6,388,986
        shares issued and outstanding                                    64                  64
      Additional paid-in-capital                                     38,725              38,546
      Retained earnings                                              32,277              21,177
      Minimum pension liability                                       (287)                (93)
                                                            ---------------       -------------
        Total stockholders' equity                                   70,779              59,694
                                                            ---------------       -------------
                                                            $       132,051       $     101,424
                                                            ---------------       -------------
                                                            ---------------       -------------


     The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                 COMMON STOCK
                         -----------------------------------------------------------
                               Class A             Class B                            Additional             Minimum       Total
                           --------------      ---------------                         Paid in    Retained   Pension   Stockholders'
                           Shares  Amount      Shares   Amount     Shares     Amount   Capital    Earnings  Liability      Equity
                         ----------------------------------------------------------------------------------------------------------
 Balances at
   December 31, 1994      448,394      $ 5    248,609      $ 3                        $ 5,845     $ 5,666                 $ 11,519
 Net income
 Conversion of Class A                                                                              5,107                    5,107
   to common stock       (448,394)      (5)                         448,394     $ 5
 Conversion of Class B
   to common stock                           (248,609)      (3)     248,609       3
 Conversion of Series B
   and Series C Subor-
   dinated debt to
   common stock                                                   2,629,296      26     2,464                                2,490
 Proceeds from sale of
   common stock, net of
   issuance costs of
   $1,558                                                         1,932,000      19    14,594                               14,613
                         ----------------------------------------------------------------------------------------------------------
 Balances at
   December 31, 1995         -        -         -         -       5,258,299      53    22,903      10,773                   33,729
 Net income                                                                                        10,404                   10,404
 Issuance of common
   stock under stock
   option plans                                                      59,069       1        65                                   66
 Repurchase of common
   stock                                                               (174)               (2)                                  (2)
 Tax benefit of stock
   options exercised                                                                      238                                  238
 Proceeds from sale of
   common stock, net of
   issuance costs of
   $400                                                           1,071,792      10    15,249                               15,259
 Reclassification                                                                          93                    (93)
                         ----------------------------------------------------------------------------------------------------------
 Balances at
   December 31, 1996         -        -         -         -       6,388,986      64    38,546      21,177        (93)       59,694
 Net income                                                                                        11,100                   11,100
 Issuance of common
   stock under stock
   option plans                                                      22,416       -        49                                   49
 Minimum pension
    liability                                                                                                   (194)         (194)
    adjustment
 Tax benefit of stock
    options exercised                                                                     130                                  130
                         ----------------------------------------------------------------------------------------------------------
 Balances at
   December 31, 1997         -        -          -        -       6,411,402     $64   $38,725     $32,277      $(287)      $70,779
                         ----------------------------------------------------------------------------------------------------------
                         ----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements

                   NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (DOLLAR AMOUNTS IN THOUSANDS)

                                                                  Year Ended December 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              --------    --------     --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 11,100    $ 10,404     $  5,107
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                              2,242       2,022        1,362
      Provision for doubtful accounts                              145         813          296
      Deferred income tax provision                              3,010           3        1,070
    Changes in current assets and liabilities:
        Trade receivables                                       (2,085)      1,106       (2,629)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                (9,164)      1,031       (7,079)
      Inventories                                                  (46)     (6,358)       2,336
      Refundable income taxes                                   (3,307)          -            -
      Prepaid expenses and other                                  (113)        405          280
      Accounts payable                                          (1,814)     (2,860)       2,048
      Accrued and other liabilities                             (4,301)        389          962
                                                              --------    --------     --------
        Net cash (used in) provided by operating activities     (4,333)      6,955        3,753
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                       (20,351)     (6,680)      (2,556)
     Acquisition, net of cash acquired                               -     (10,587)           -
     Other assets                                               (2,081)         96          148
                                                              --------    --------     --------
       Net cash used in investing activities                   (22,432)    (17,171)      (2,408)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                             49      15,323       14,613
     Proceeds from long-term debt                               35,000           -            -
     Payments on long-term debt                                 (8,410)     (3,286)      (7,174)
     Net proceeds (payments) under notes payable                  (302)      1,845       (8,128)
     Payments on capital lease obligations                        (299)       (106)         (88)
     Payments on capital lease obligations
       to related party                                         (2,671)       (115)        (106)
                                                              --------    --------     --------
       Net cash provided by (used in) financing activities      23,367      13,661         (883)
                                                              --------    --------     --------
       Net (decrease) increase in cash and cash equivalents     (3,398)      3,445          462
     Cash and cash equivalents, beginning of period              4,302         857          395
                                                              --------    --------     --------
     Cash and cash equivalents, end of period                 $    904    $  4,302     $    857
                                                              --------    --------     --------
                                                              --------    --------     --------

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:  Interest                $  2,157    $  1,969     $  4,009
                                      Income taxes               6,741       7,901        1,274
  SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Tax benefit of nonqualified stock options exercised       $    130    $    238     $      -
    Long-term debt converted to common stock                         -           -        2,490
    Capital lease obligations incurred                           1,869           -           62
    Acquisition:
      Fair value of assets acquired                           $      -    $ 27,403     $      -
      Fair value of liabilities assumed                              -      16,816            -


     The accompanying notes are an integral part of these consolidated financial statements.

                   NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated. The Company manufactures steel pipe in two business groups at plants located in Portland, Oregon; Denver, Colorado; Adelanto, California; Atchison, Kansas and Riverside, California.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Raw material inventories of steel coil are stated at cost on a specific identification basis. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

PROPERTY AND EQUIPMENT

Property and equipment, including land, buildings and equipment under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including capitalized interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases land, buildings and equipment under long-term capital leases, which are being amortized on a straight-line basis over estimated useful lives.

Estimated useful lives by major classes of property and equipment are as follows:

 Land improvements                                    20 years
 Buildings                                            30 years
 Equipment                                            5-18 years


REVENUE RECOGNITION

Revenue from construction contracts in the Company's Water Transmission business group is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue from the Company's Tubular Products business group is recognized when products are shipped.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. The Company adopted the provisions of SFAS 128 for the year ended December 31, 1997, which required the restatement of all previously reported per share amounts. As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year, and using the assumption that conversion of the Series B and Series C Convertible Subordinated Debentures and the Company's November 1995 initial public offering occurred as of the beginning of 1995.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments are the amounts at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables, other current assets and current liabilities approximate fair value because of the short maturity for these instruments. The fair value approximates the carrying value of the Company's borrowings under its long-term arrangements based upon interest rates available for the same or similar loans.

IMPAIRMENT OF LONG-LIVED ASSETS

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", establishes criteria for and requires recognition of impairment losses on long-lived assets. SFAS 121 also prescribes the accounting for long-lived assets that are expected to be disposed of in future periods. The Company adopted SFAS 121 in 1996. The adoption of this standard did not have any effect on the consolidated financial statements of the Company.

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

SEGMENTS

Water Transmission products are custom manufactured in accordance with project specifications. These products are used primarily for high pressure water transmission pipelines in the United States and Canada. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto, California, and Riverside, California and are sold primarily to public water agencies either directly or through an installation contractor. A substantial portion of the Company's Water Transmission revenue is derived from sales to installation contractors for public water transmission projects. As such, the Company's sales could be adversely impacted by a decline in the projects planned by public water agencies, governmental spending cuts, general budgetary constraints or the inability of governmental entities to issue debt.

Tubular Products are manufactured in the Company's Portland, Oregon and Atchison, Kansas facilities. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States and Canada. These products are used for a variety of construction, agricultural and industrial purposes.

RECLASSIFICATIONS

Certain 1996 balances have been reclassified to conform with the 1997 presentation. The reclassifications had no impact on previously reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required.

Also in June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. This Statement is effective for fiscal years beginning after December 15, 1997.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures and is effective for fiscal years beginning after December 15, 1997.

The Company's management has studied the implications of SFAS 130, SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures in 1998.

2.  ACQUISITION:

In May 1996, the Company acquired Thompson Pipe and Steel Company ("Thompson Pipe and Steel"), a manufacturer of water transmission pipe headquartered in Denver, Colorado (the "Acquisition"). The Company purchased of all of the issued and outstanding capital stock of Thompson Pipe and Steel from Inter-City Products Corporation, a corporation based in Toronto, Canada, and its affiliates ("ICP") for approximately $6.1 million in cash. The principal assets acquired by the Company in the Acquisition were steel pipe manufacturing facilities located in Denver, Colorado and Princeton, Kentucky. The Kentucky manufacturing facility was closed by Thompson Pipe and Steel in 1995. The Company intends to continue operating the manufacturing facility in Denver, Colorado, and intends to dispose of the manufacturing facility located in Princeton, Kentucky.

In December 1996, the Company acquired, from California Steel Pressure Pipe Company, certain assets of its Riverside, California plant for approximately $6.4 million in cash. The Riverside, California plant was closed in December 1996 by California Steel Pressure Pipe Company. In January 1997, the Company began producing smaller diameter water transmission pipe at the Riverside plant, and managing this facility from its Adelanto, California facility. The principal assets acquired by the Company in the acquisition were trade receivables, inventory, and machinery and equipment.

The acquisitions were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The accompanying consolidated financial statements include the results of operations from the dates of acquisition.


3.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
CONTRACTS:

                                                             December 31,
                                                           1997        1996
                                                         -------    --------
Costs incurred on uncompleted contracts                  $54,572    $ 41,944
Estimated earnings                                        11,804       9,588
                                                         -------    --------
                                                          66,376      51,532
Less billings to date                                    (46,462)    (40,782)
                                                         -------    --------
                                                         $19,914    $ 10,750
                                                         -------    --------
                                                         -------    --------

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts which include achievement of milestones, partial shipments or completion of the contracts.

4.  INVENTORIES:

                                                               December 31,
                                                             1997       1996
                                                           --------    -------
      Finished goods                                       $ 5,854     $ 6,564
      Raw materials                                         12,809      12,449
      Materials and supplies                                 1,867       1,471
                                                           --------    -------
                                                           $20,530     $20,484
                                                           --------    -------
                                                           --------    -------


5.  PROPERTY AND EQUIPMENT:

                                                               December 31,
                                                             1997        1996
                                                           --------    --------
      Land and improvements                                $  6,461    $  4,534
      Buildings                                              12,762      11,424
      Equipment                                              34,063      33,418
      Property and equipment under capital leases             3,232       3,452
      Construction in progress                               24,608       6,078
                                                           --------    --------
                                                             81,126      58,906
      Less accumulated depreciation and amortization        (23,679)    (21,437)
                                                           --------    --------
                                                           $ 57,447    $ 37,469
                                                           --------    --------
                                                           --------    --------

Accumulated amortization associated with property and equipment under capital leases was $106 and $577 at December 31, 1997, and 1996, respectively.

6.  NOTE PAYABLE TO FINANCIAL INSTITUTION:


The Company had, at December 31, 1997, a $25.0 million line of credit. The Company had available borrowing capacity of $15.5 million at December 31, 1997 under this line of credit. The line of credit agreement expires in October 2000 and is without collateral. The line of credit bears interest at rates related to IBOR or LIBOR plus 0.65% (6.275% at December 31, 1997), or at prime less 0.5% (8.5% at December 31, 1997). At December 31, 1997, the Company had $7.0 million outstanding under the line of credit at a weighted average IBOR interest rate of 6.534%. (See Note 18) The Company had $7.3 million outstanding at December 31, 1996 under a line of credit with interest at prime plus 1.0% (9.25% at December 31, 1996).

7.  LONG-TERM DEBT:

                                                               December 31,
                                                             1997        1996
                                                           --------    --------
Industrial Development Bonds, issued in accordance with
Internal Revenue Code Section 144(a), variable interest
(3.85% and 4.55% at December 31, 1997 and 4.05% and 3.99%
at December 31, 1996) payable monthly; annual principal
payments of $250, collateralized by property and
equipment and guaranteed by an irrevocable letter of
credit from a bank                                         $  3,740    $  3,990

Notes payable to Senior Lender                                    -       8,100

Senior Notes, due in annual payments of $5.0 million
beginning November 15, 2001, plus interest at 6.87% paid
semi-annually, on May 15 and November 15, without
collateral                                                   35,000           -

Other                                                             -          60
                                                           --------    --------
Total long-term debt                                       $ 38,740    $ 12,150
                                                           --------    --------
                                                           --------    --------

Amounts are displayed on the consolidated balance sheet
as follows:
   Current portion of long-term debt                       $    250    $  2,100
   Long-term debt, less current portion                      38,490      10,050
                                                           --------    --------
                                                           $ 38,740    $ 12,150
                                                           --------    --------
                                                           --------    --------


In November 1997, the Company issued $35.0 million of 6.87% Senior Notes (the "Notes"). Proceeds received under the Notes were used to reduce amounts outstanding under the Company's line of credit. The Notes require semi-annual interest payments in November and May, and equal annual principal payments commencing on November 15, 2001 and continuing every year thereafter until final maturity on November 15, 2007.

The Company is required to maintain certain financial ratios under its loan agreements. As of December 31, 1997, the most restrictive of these are a requirement to maintain maximum funded debt, as defined, to earnings before interest, taxes, depreciation and amortization of 3.0 to 1.0 and a requirement to maintain a debt service coverage ratio of 2.0 to 1.0. (See
Note 18)

Future principal payments are as follows:

    1998                                                              $   250
    1999                                                                  250
    2000                                                                  250
    2001                                                                5,740
    2002                                                                5,250
    Thereafter                                                         27,000
                                                                      --------
                                                                      $38,740
                                                                      --------
                                                                      --------

Interest expense of $1,817 is net of amounts capitalized of $707 in 1997. All interest costs incurred in 1996 and 1995 have been expensed.

8.  LEASES:

CAPITAL LEASES

The Company leases land, buildings and improvements at its Kentucky and Riverside, California facilities. In addition, the Company has other capital leases for office and manufacturing equipment.

The future minimum lease payments under these capital leases, and the present value of the minimum lease payments as of December 31, 1997 are as follows:

    1998                                                                $2,385
    1999                                                                   306
    2000                                                                   249
    2001                                                                   240
    2002                                                                   231
    Thereafter                                                             639
                                                                        ------
    Total minimum lease payments                                         4,050
    Less amount representing interest                                      421
                                                                        ------
    Present value of minimum lease payments including current
    maturities of $2,175, with interest rates ranging from
    4.55% to 11.25%                                                     $3,629
                                                                        ------
                                                                        ------


OPERATING LEASES


The Company has entered into various equipment leases with terms of five years or less. Total rental expense for 1997, 1996 and 1995 was $1,323, $1,060 and $789, respectively. Future minimum payments for operating leases with initial or remaining terms in excess of one year are:

    1998                                                                $  454
    1999                                                                   295
    2000                                                                   160
    2001                                                                   140
    2002                                                                    61
                                                                        ------
                                                                        $1,110
                                                                        ------
                                                                        ------

9.  RELATED PARTY TRANSACTIONS:

Multnomah Land & Equipment ("Multnomah") is a partnership in which a director of the Company is a general partner. In a previous year, the Company entered into two separate agreements to lease a pipe manufacturing facility and equipment from Multnomah. The amounts paid under these lease agreements were $315, $344, and $344 for 1997, 1996 and 1995, respectively. The Company exercised its option to acquire the pipe manufacturing facility in December 1997 for $2,557, in accordance with the terms of the agreement.

10.  RETIREMENT PLANS:

The Company has a defined contribution retirement plan covering substantially all of its employees. Total expense in 1997, 1996 and 1995 amounted to $412, $422 and $230, respectively. The Company matches up to 50% of employee contributions to the plan, subject to certain limitations.

Thompson Pipe and Steel has two noncontributory defined benefit plans which cover substantially all employees. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each plan is based on current plan costs plus amortization of the unfunded plan liability.

11.  CAPITAL STOCK:

On July 28, 1995, the Board of Directors amended and restated the Company's Articles of Incorporation subject to approval by the stockholders of the Company. The revised articles, among other things, redesignated the Class A and Class B common stock of the Company as Common Stock, authorized a 0.858-for-1 reverse stock split of each outstanding share of Common Stock, increased the authorized capital stock of the Company to 15,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, authorized the Board of Directors to issue blank check Preferred Stock, and provided for the classification of the Board of Directors into three classes with staggered terms. The Board of Directors, with stockholder approval, also authorized and approved the 1995 Stock Incentive Plan and the reservation of 429,000 shares of Common Stock after the stock split noted above for issuance thereunder, and the 1995 Stock Option Plan for Nonemployee Directors and the reservation of 100,000 shares of Common Stock (after the stock split) for issuance thereunder. On April 10, 1997, the stockholders authorized the reservation of an additional 200,000 shares of Common Stock for issuance under the 1995 Stock Incentive Plan. All share and per share amounts have been restated to retroactively reflect the aforementioned reverse stock split.

On November 30, 1995, the Company completed an initial public offering (IPO) of 1,932,000 shares of common stock, including over allotments. In conjunction with the IPO, all of the Company's outstanding Series B and Series C Convertible Subordinated Debentures were converted into a total of 2,629,296 shares of the Company's Common Stock.

On November 14, 1996, the Company completed a public offering of 2,300,000 shares of common stock, including over allotments; 1,071,792 shares were sold by the Company and 1,228,208 were sold by certain of the selling shareholders of the Company.

12. STOCK-BASED COMPENSATION PLANS

The Company has two stock compensation plans for employees and directors.
The 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price which is 100 percent of the fair value of the Company's stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules which range from immediate to five years. Options terminate 10 years from the date of grant.

There were 407,034, 362,534 and 382,001 shares of common stock reserved under the Company's stock compensation plans at December 31, 1997, 1996 and 1995, respectively.

A summary of status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the year ended on those dates is presented below:

                                                          Exercise Price
                                                   ----------------------------
                                                    Options           Range
                                                   --------     ---------------
Balance, December 31, 1994                          173,414       $0.87 - 1.00
Options granted                                     146,999           4.78
                                                   --------     ---------------
Balance, December 31, 1995                          320,413        0.87 - 4.78
Options granted                                      20,000      11.50 - 17.125
Options exercised                                  (59,069)        0.90 - 4.78
Options canceled                                      (534)           4.78
                                                   --------     ---------------
Balance, December 31, 1996                          280,810       0.87 - 17.125
Options granted                                     155,500      15.75 - 18.875
Options exercised                                  (22,416)        0.90 - 4.78
Options canceled                                       -                -
                                                   --------     ---------------
Balance, December 31, 1997                          413,894     $0.87 - $18.875
                                                   --------     ---------------
                                                   --------     ---------------

The weighted average grant date fair value of options granted during the years ended December 31, 1997, 1996 and 1995 was $18.60, $14.19 and $4.78,
respectively.

The following table summarizes information about stock options outstanding at December 31, 1997:

                         Options Outstanding                          Options Exercisable
--------------------------------------------------------------     -------------------------
                                    Weighted         Weighted                      Weighted
                                     Average         Average                       Average
   Range of                        Remaining         Exercise                      Exercise
Exercise Prices       Number of     Contractual        Price        Number of        Price
   Per Share           Options     Life (years)      Per Share       Options       Per Share
-----------------    -----------   -------------    ----------     ----------      ---------
 $0.87 - $1.00         102,195          4.04          $  0.95        102,195        $  0.95
 $4.78                 136,199          7.47             4.78         74,894           4.78
 $11.50 - $15.75        20,000          8.68            13.64         12,165          14.53
 $17.13 - $18.88       155,500          8.95            18.67         32,645          18.35
                     -----------                                   ----------
 Totals                413,894                                       221,899
                     -----------                                   ----------
                     -----------                                   ----------

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 1997, 1996 and 1995, respectively:
221,899 at $5.55; 183,978 at $2.95; and 207,199 at $1.57.

SFAS No. 123, "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for the recognition of cost related to stock option plans. Adoption of SFAS 123 is optional. As a result, the Company continues to apply APB opinion No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

The fair value of each option granted in 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        Year Ended December 31,
                                       -------------------------------------------------------
                                            1997                1996                   1995
                                       ------------         -----------           ------------
Risk-free interest rate                6.12% -6.61%         5.23%-6.46%           5.92%-6.17%
Expected dividend yield                          0%                  0%                    0%
Expected volatility                          24.70%              19.48%                19.48%
Expected lives                           five years          five years            five years


Had the Company used the fair value methodology for determining compensation expense, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

                                                             Year Ended December 31,
                                            -------------------------------------------------------
                                                 1997                1996                   1995
                                            ------------         -----------           ------------
Net income - as reported                      $11,100              $10,404                $5,107
Net income - pro forma                         10,507               10,350                 4,975
Diluted earnings per share - as reported         1.68                 1.85                  1.44
Diluted earnings per share - pro forma           1.59                 1.84                  1.35


The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts.

13.  COMMITMENTS AND CONTINGENCIES:

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

The Company has completed discussions with the Oregon Department of Environmental Quality ("DEQ") with respect to the reporting requirements for calculating emissions of volatile organic compounds ("VOCs") from pipe coating and lining operations at its Portland, Oregon facility. The Company and DEQ have resolved the emissions calculation issues pursuant to a Mutual Agreement and Order ("MAO") dated October 4, 1995 and amended June 20, 1997. Pursuant to the MAO, the Company was required to periodically report its progress in finding alternative coatings that comply with the VOC content levels allowed by Condition 4 of the Company's air permit. The MAO as amended also required the Company to be in full compliance with this Condition 4 by January 1, 1998, or to have submitted an application for an alternative emission limit. In December, 1997, the Company submitted a report to DEQ confirming its compliance with Condition 4. The DEQ has indicated informally that it is satisfied with the Company's compliance progress. DEQ will initiate formal acknowledgment that the terms of the MAO have been fully satisfied.

SUPERFUND SITE. The Company has been identified as one of four potentially responsible parties with potential liability for a Superfund site in Clackamas, Oregon (the "Site"). In October 1995, the Company filed a complaint seeking a declaratory judgment from the Bankruptcy Court that any claims with respect to liability for the costs of the Response Activities at the Site were discharged by the Bankruptcy Court's confirmation of the Company's Plan of Reorganization (the "Plan"). In September 1996, the Company entered into mediation with the U.S. Environmental Protection Agency (the "EPA") and the Oregon Department of Environmental Quality (the "ODEQ") (collectively, the "Agencies"). As a result of the mediation process, the Company and the Agencies entered into an agreement in principle with respect to a proposed settlement of the litigation (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company and the Agencies prepared a consent decree which embodies the terms of the Settlement Agreement (the "Consent Decree"). The Consent Decree was entered by the Bankruptcy Court on July 22, 1997. The Consent Decree relating to the portion of the Site that is vacant (the "Hall Property"), which provides for the transfer of title to the Hall Property to the Agencies, and upon which the effectiveness of the Consent Decree was conditioned, was entered by the United States District Court on August 19, 1997.

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

The Company believes that once the Hall Property is available for a "reasonable commercial or industrial use," it would have a current value in excess of $2.3 million. Consequently, the Company does not believe that the $2.3 million to be held in the Cash Escrow is "impaired" under generally accepted accounting principles. Accordingly, the Company segregated the $2.3 million as a restricted asset on its consolidated balance sheet at December 31, 1997. The Company recorded the $1.0 million payment as an expense in the third quarter of 1996.

LITIGATION

In addition to the matters described above, from time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in amounts which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

COMMITMENTS

As of December 31, 1997, the Company had outstanding raw material purchase commitments of approximately $16.8 million.


14.  INCOME TAXES:

The components of the provision for income taxes are as follows:

                                               Year Ended December 31,
                                           ------------------------------
                                            1997        1996       1995
                                           ------      ------     ------
Current:
  Federal                                  $3,189      $5,394     $1,728
  State                                       619       1,267        425
Deferred:
  Federal                                   2,624         136        940
  State                                       386          22        130
                                           ------      ------     ------
                                           $6,818      $6,819     $3,223
                                           ------      ------     ------
                                           ------      ------     ------

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

                                               Year Ended December 31,
                                           ------------------------------
                                            1997        1996       1995
                                           ------      ------     ------
 Provision at statutory rate               $6,092      $5,856     $2,832
 State provision, net of federal benefit      896         836        280
 Other                                       (170)        127        111
                                           ------      ------     ------
                                           $6,818      $6,819     $3,223
                                           ------      ------     ------
                                           ------      ------     ------

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                      December 31,
                                                                -----------------------
                                                                 1997            1996
                                                               -------          -------
 Deferred tax assets:
 Trade receivables, net                                                            $665
 Property and equipment                                          $ 730              752
 Accrued warranty                                                    -              851
 Accrued employee benefits                                         537              425
 Inventories                                                       316              453
 Accrued environmental settlement                                    -              396
 Net operating loss carryforwards                                1,763            2,010
 Other                                                              57              366
                                                               -------          -------
 Total deferred tax assets                                     $ 3,403          $ 5,918
                                                               -------          -------
                                                               -------          -------

 Deferred tax liabilities:
 Trade receivables, net                                        $  (542)          $  -
 Property and equipment, principally due to differences in
    depreciation and amortization                               (2,815)          (2,862)
 Other                                                             (18)             (18)
                                                               -------          -------
 Total deferred tax liabilities                                 (3,375)          (2,880)
                                                               -------          -------

 Net deferred tax assets                                       $    28          $ 3,038
                                                               -------          -------
                                                               -------          -------

 Deferred tax assets and liabilities are included in the
  consolidated balance sheets as follows:
       Deferred tax assets - current                           $   447           $3,051
       Deferred tax liabilities - noncurrent                      (419)             (13)

                                                               -------          -------
 Net deferred tax assets                                        $   28          $ 3,038
                                                               -------          -------
                                                               -------          -------

 As of December 31, 1997, the Company had approximately $4.5 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $338 per year during the 15 year carryforward period which expires in 2011.

15.  SEGMENT INFORMATION AND MAJOR CUSTOMERS:

Information with respect to the segments of the business is as follows:

                                                    Year Ended December 31,
                                           -------------------------------------
                                             1997           1996          1995
                                           --------       --------       -------
 Net sales
    Water Transmission                     $ 99,317       $ 89,943       $61,215
    Tubular Products                         51,516         45,239        36,500
                                           --------       --------       -------
                                           $150,883       $135,182       $97,715
                                           --------       --------       -------
                                           --------       --------       -------
 Identifiable assets
    Water Transmission                     $ 86,219       $ 69,576       $46,401
    Tubular Products                         37,813         24,267        14,755
    Corporate                                 8,019          7,581         3,298
                                           --------       --------       -------
                                           $132,051       $101,424       $64,454
                                           --------       --------       -------
                                           --------       --------       -------
 Operating income (loss)
    Water Transmission                     $ 17,543       $ 18,815       $10,994
    Tubular Products                          7,942          6,336         5,078
    Corporate                                (5,750)        (5,739)       (4,294)
                                           --------       --------       -------
                                           $ 19,735       $ 19,412       $11,778
                                           --------       --------       -------
                                           --------       --------       -------
 Capital expenditures
    Water Transmission                     $  8,235       $  1,898       $ 1,256
    Tubular Products                         12,898          4,619         1,242
    Corporate                                 1,087            163           120
                                           --------       --------       -------
                                           $ 22,220       $  6,680       $ 2,618
                                           --------       --------       -------
                                           --------       --------       -------
 Depreciation and amortization expense
    Water Transmission                       $1,781         $1,606       $ 1,020
    Tubular Products                            387            351           242
    Corporate                                    74             65           100
                                           --------       --------       -------
                                             $2,242         $2,022       $ 1,362
                                           --------       --------       -------
                                           --------       --------       -------

No one customer represented over 10% of total sales in 1997 or 1996. During 1995 sales to one customer represented 12% of total sales.

16.  EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted computations of earnings per share.

                                                                       Per Share
                                           Income         Shares         Amount
                                          --------       --------      ---------
 Year Ended December 31, 1997
-----------------------------
 Basic Earnings per Share:
    Income available to common
    shareholders                          $11,100           6,405          $1.73
                                                                       ---------
                                                                       ---------
 Effect of dilutive securities
    Stock options issuable                                    217
 Diluted Earnings per Share:
    Income available to common            --------       --------
    shareholders                          $11,100           6,622          $1.68
                                          --------       --------      ---------
                                          --------       --------      ---------

 Year Ended December 31, 1996
-----------------------------
 Basic Earnings per Share:
    Income available to common            $10,404           5,408          $1.92
    shareholders                                                       ---------
                                                                       ---------
 Effect of dilutive securities
    Stock options issuable                      -             223
 Diluted Earnings per Share:
    Income available to common            --------       --------
    shareholders                          $10,404           5,631          $1.85
                                          --------       --------      ---------
                                          --------       --------      ---------

 Year Ended December 31, 1995
-----------------------------
 Basic Earnings per Share:
    Income available to common           $ 5,107              836          $6.11
    shareholders                                                       ---------
                                                                       ---------
 Effect of dilutive securities
    Stock options issuable                                    210
    Conversion of Series B and C
       Subordinated Debentures                              2,629
 Diluted Earnings per Share:
    Net income
       Plus reduction in interest, net
       related to Series B and C
       Debentures                            178
                                          --------       --------
    Income available to common
       Shareholders                      $ 5,285            3,675          $1.44
                                          --------       --------      ---------
                                          --------       --------      ---------

17.  QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 1997 and 1996 is as follows:

                               First             Second         Third           Fourth
                               Quarter           Quarter        Quarter         Quarter
                               -------           -------        -------         -------
 1997
 Net sales:
    Water transmission         $25,744           $22,482        $26,208         $24,883
    Tubular products            12,013            14,959         13,531          11,013
                               -------           -------        -------         -------
       Total net sales         $37,757           $37,441        $39,739         $35,896

 Gross profit:
    Water transmission         $ 5,434           $ 5,639        $ 6,342         $ 5,318
    Tubular products             2,076             2,498          2,161           1,649
                               -------           -------        -------         -------
       Total gross profit      $ 7,510           $ 8,137        $ 8,503         $ 6,967

 Net income                    $ 2,415           $ 2,962        $ 3,299         $ 2,424

 Earnings per share:
    Basic                        $0.38           $  0.46        $  0.51         $  0.38
    Diluted                      $0.37           $  0.45        $  0.50         $  0.36

 1996
 Net sales:
    Water transmission         $20,807           $20,877        $25,518         $22,741
    Tubular products            10,164            12,241         12,842           9,992
                               -------           -------        -------         -------
       Total net sales         $30,971           $33,118        $38,360         $32,733

 Gross profit:
    Water transmission         $ 5,375           $ 5,339        $ 6,462         $ 6,182
    Tubular products             2,006             2,145          1,908           1,525
                               -------           -------        -------         -------
       Total gross profit      $ 7,381           $ 7,484        $ 8,370         $ 7,707

 Net income                    $ 2,769           $ 2,600        $ 2,677         $ 2,358

 Earnings per share:
    Basic                      $  0.53           $  0.49        $  0.51         $  0.41
    Diluted                    $  0.50           $  0.47        $  0.49         $  0.39



18.   SUBSEQUENT EVENTS:

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The Company paid a purchase price of $40.1 million in cash, which is subject to a post-closing adjustment based upon changes in the working capital from February 28, 1998 to the closing date and the amount of outstanding indebtedness of the purchased companies at the closing date.

The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products. Southwestern owns and operates a manufacturing facility in Houston, Texas. P&H Tube owns and operates a manufacturing facility in Bossier City, Louisiana. The Company will continue to operate the acquired plant, equipment and other property for the same purpose, and will operate each of the companies as separate wholly owned subsidiaries of the Company.

On March 6, 1998, the Company amended its line of credit agreement to temporarily increase the line to $55.0 million. Additionally, the restriction associated with the ratio of maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") was adjusted for one year from 3.0:1.0 to 3.25:1.0. The total commitment under the line of credit will be reduced to $30.0 million on the earliest of April 15, 1998 or the date that the Company receives the net proceeds from the issuance of senior notes in the amount of at least $20.0 million. The Company expects to issue additional senior notes totaling $40.0 million during the second quarter of 1998 to reduce the amounts borrowed under its line of credit and to reduce the available line of credit. Interest under the amended line of credit agreement is payable at IBOR plus 0.65% to 1.05% (0.65% at March 6, 1998) based on the Company's ratio, as defined, of funded debt to EBITDA.

                                                                   SCHEDULE II


                            NORTHWEST PIPE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)

                                       BALANCE AT    CHARGED    DEDUCTION    BALANCE AT
                                        BEGINNING   TO PROFIT      FROM       CLOSE OF
                                       OF PERIOD     AND LOSS    RESERVES      PERIOD
                                       ----------   ---------   ---------    ----------
Year ended December 31, 1997:
  Allowance for doubtful trade
  receivables                            $1,680        $266        $121        $1,825

Year ended December 31, 1996:
  Allowance for doubtful trade
  receivables                            $  867        $921        $108        $1,680

Year ended December 31, 1995:
  Allowance for doubtful trade
  receivables                            $  571        $427        $131        $  867


                        REPORT OF INDEPENDENT ACCOUNTANTS

     Our report on the consolidated financial statements of Northwest Pipe Company and Subsidiaries is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.


     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       Coopers & Lybrand L.L.P.

Portland, Oregon
February 7, 1998, except for Note 18,
  for which the date is March 6, 1998