Form 10-Q
period 1998-03-31
NORTHWEST PIPE CO
filed 1998-05-15
CIK 1001385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-Q

                                --------------------

           [X] QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: March  31, 1998
                                         OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

                          COMMISSION FILE NUMBER:  0-27140




                              NORTHWEST PIPE COMPANY
               (Exact name of registrant as specified in its charter)


            OREGON                                        93-0557988
   (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


                                   12005 N. BURGARD
                               PORTLAND, OREGON  97203
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


COMMON STOCK, PAR VALUE $.01 PER SHARE                  6,433,322
          (Class)                       (Shares outstanding at April 30, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NORTHWEST PIPE COMPANY
                                      FORM 10-Q
                                        INDEX

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements:

     Consolidated Balance Sheets - March 31, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . 2

     Consolidated Statements of Income - Three Months Ended
     March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows - Three Months Ended
     March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . 7

Item 3.  Quantitative and Qualitative Disclosure About  Market Risk. . . . .10

PART II - OTHER INFORMATION

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .11


                               NORTHWEST PIPE COMPANY
                            CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share amounts)


                                                                  March 31,          December 31,
                                                                    1998                 1997
                                                                 -----------         ------------
ASSETS                                                           (Unaudited)
  Current assets:
    Cash and cash equivalents                                   $    2,001           $      904
    Trade receivables, less allowance for doubtful
      accounts of $1,530 and $1,825                                 35,199               25,162
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                     17,902               19,914
    Inventories                                                     32,780               20,530
    Refundable income taxes                                          3,307                3,307
    Deferred income taxes                                              447                  447
    Prepaid expenses and other                                       1,048                1,402
                                                                 ---------            ---------
      Total current assets                                          92,684               71,666

    Property and equipment, less accumulated
       depreciation of $29,304 and $23,679                          73,540               57,447
    Restricted assets                                                2,300                2,300
    Goodwill, net                                                   19,297                    -
    Other assets, net                                                  571                  638
                                                                 ---------            ---------
                                                                $  188,392           $  132,051
                                                                 ---------            ---------
                                                                 ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                       $    6,200           $    7,000
    Current portion of long-term debt                                  250                  250
    Current portion of capital lease obligations                     2,207                2,175
    Accounts payable                                                20,484                8,116
    Accrued liabilities                                              6,076                3,074
                                                                 ---------            ---------
      Total current liabilities                                     35,217               20,615

   Long-term debt, less current portion                             78,490               38,490
   Capital lease obligations, less current portion                   1,429                1,454
   Minimum pension liability                                           294                  294
   Deferred income taxes                                               438                  419
                                                                 ---------            ---------
      Total liabilities                                            115,868               61,272

  Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding                             -                    -
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,432,035 and 6,411,402 shares issued and outstanding           64                   64
    Additional paid-in-capital                                      38,747               38,725
    Retained earnings                                               34,000               32,277
    Minimum pension liability                                         (287)                (287)
                                                                 ---------            ---------
      Total stockholders' equity                                    72,524               70,779
                                                                 ---------            ---------
                                                                $  188,392           $  132,051
                                                                 ---------            ---------
                                                                 ---------            ---------



          The accompanying notes are an integral part of these consolidated financial statements.

                                NORTHWEST PIPE COMPANY
                          CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                                                   Three months ended March 31,
                                                                  -----------------------------
                                                                    1998                 1997
                                                                 ---------            ---------

Net sales                                                        $  38,240            $  37,757
Cost of sales                                                       31,739               30,247
                                                                  --------             --------
Gross profit                                                         6,501                7,510

Selling, general and administrative expense                          3,052                3,140
                                                                  --------             --------
   Income from operations                                            3,449                4,370

Interest expense                                                       625                  289
Interest expense to related parties                                      -                   56
                                                                  --------             --------
   Income before income taxes                                        2,824                4,025

Provision for income taxes                                           1,101                1,610
                                                                  --------             --------
   Net income                                                    $   1,723            $   2,415
                                                                  --------             --------
                                                                  --------             --------

  Basic earnings per share                                       $    0.27            $    0.38
                                                                  --------             --------
                                                                  --------             --------
  Diluted earnings per share                                     $    0.26            $    0.37
                                                                  --------             --------
                                                                  --------             --------

Shares used in per share calculations:
  Basic                                                              6,416                6,399
                                                                  --------             --------
                                                                  --------             --------
  Diluted                                                            6,631                6,605
                                                                  --------             --------
                                                                  --------             --------


          The accompanying notes are an integral part of these consolidated financial statements.

                                NORTHWEST PIPE COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)



                                                                                 Three months ended March 31,
                                                                                 -----------------------------
                                                                                    1998                1997
                                                                                 ---------            --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $  1,723             $  2,415
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                    849                  662
     Provision for doubtful accounts                                                  215                   53
   Changes in current assets and liabilities, net of acquisitions:
     Trade receivables                                                             (5,874)              (5,471)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                        2,012                  585
     Inventories                                                                   (5,672)              (3,603)
     Prepaid expenses and other                                                       462                  109
     Accounts payable                                                              10,336                 (789)
     Accrued liabilities                                                            1,844                  468
                                                                                 --------             --------
       Net cash provided by (used in) operating activities                          5,895               (5,571)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                            (4,311)              (2,287)
    Acquisitions, net of cash acquired                                            (39,754)                   -
    Other assets                                                                       67                  (20)
                                                                                 --------             --------
      Net cash used in investing activities                                       (43,998)              (2,307)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the sale of common stock                                              -                   11
    Payments on long-term debt                                                          -                 (462)
    Net proceeds under note payable to financial institution                       39,200                8,283
    Payments on capital lease obligations                                               -                  (57)
                                                                                 --------             --------
      Net cash provided by financing activities                                    39,200                7,775
                                                                                 --------             --------

      Net (decrease) increase in cash and cash equivalents                          1,097                 (103)
    Cash and cash equivalents, beginning of period                                    904                4,302
                                                                                 --------             --------
    Cash and cash equivalents, end of period                                    $   2,001            $   4,199
                                                                                 --------             --------
                                                                                 --------             --------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                      $     204            $     249

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
   Cost in excess of fair value of net assets acquired                          $  19,297                    -
   Fair value of assets acquired                                                   23,646                    -
   Fair value of liabilities assumed                                                3,189                    -


          The accompanying notes are an integral part of these consolidated financial statements.

                                NORTHWEST PIPE COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.

2. EARNINGS PER SHARE

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

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the year.


                                                                      Per Share
                                                 Income     Shares     Amount
                                                --------    ------    ---------
THREE MONTHS ENDED MARCH 31, 1998
Basic Earnings per Share:
   Income available to common shareholders      $  1,723    6,416     $  0.27
                                                                      -------
                                                                      -------
Effect of dilutive securities
   Stock options issuable                                     215
                                                 -------    -----
Diluted Earnings per Share:
   Income available to common shareholders      $  1,723    6,631     $  0.26
                                                --------    -----     -------
                                                --------    -----     -------
THREE MONTHS ENDED MARCH 31, 1997
Basic Earnings per Share:
   Income available to common shareholders      $  2,415    6,399     $  0.38
                                                                      -------
                                                                      -------
Effect of dilutive securities
   Stock options issuable                                     206
                                                 -------    -----
Diluted Earnings per Share:
   Income available to common shareholders      $  2,415    6,605     $  0.37
                                                --------    -----     -------
                                                --------    -----     -------

3. INVENTORIES

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.


                                   March 31,      December 31,
                                     1998            1997
                                   ---------      ------------

     Finished goods                $  11,260      $     5,854
     Raw materials                    19,653           12,809
     Materials and supplies            1,867            1,867
                                   ---------      -----------
                                   $  32,780      $    20,530
                                   ---------      -----------
                                   ---------      -----------

4.  ACQUISITIONS

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The Company paid a purchase price of $40.1 million in cash, which is subject to a post-closing adjustment based upon changes in the working capital from February 28, 1998 to the closing date and the amount of outstanding indebtedness of the purchased companies at the closing date. The excess of the acquisition cost over the fair value of the net assets acquired of approximately $19,297 is being amortized over 40 years, using the straight-line method.

The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products. Southwestern owns and operates a manufacturing facility in Houston, Texas. P&H Tube owns and operates a manufacturing facility in Bossier City, Louisiana. The Company will continue to operate the acquired plants, equipment and other property for the same purpose, and will operate each of the companies as separate wholly owned subsidiaries of the Company.

The accompanying consolidated financial statements include the results of operations of P&H and Southwestern from the date of acquisition. The acquisitions were accounted for using the purchase method of accounting. The purchase price was determined through arms-length negotiations between the Company and the shareholders of P&H and Southwestern. The Company funded the purchase price through borrowings under its line of credit agreement.

The following unaudited pro forma information represents the results of operations of the Company as if the acquisitions had occurred at the beginning the period presented. Southwestern and P&H became separate operating companies on May 1, 1997.


                                           (Unaudited)
                                   For the Three Months Ended
                                          March 31, 1998
                                   --------------------------
     Net sales                               $  43,349
     Net income                                  1,951
     Diluted earnings per share                   0.29

The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred at the beginning of the period indicated or which may be obtained in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.


                                                  Three months ended March 31,
                                                  ----------------------------
                                                       1998           1997
                                                  -------------  -------------

     Net sales
       Water transmission                             57.3%           68.2%
       Tubular products                               42.7            31.8
                                                  -------------  -------------
     Total net sales                                 100.0           100.0
     Cost of sales                                    83.0            80.1
                                                  -------------  -------------
         Gross profit                                 17.0            19.9
     Selling, general and administrative expenses      8.0             8.3
                                                  -------------  -------------
     Income from operations                            9.0            11.6
     Interest expense                                  1.6             0.9
                                                  -------------  -------------
     Income before income taxes                        7.4            10.7
     Provision for income taxes                        2.9             4.3
                                                  -------------  -------------
     Net income                                        4.5%            6.4%
                                                  -------------  -------------
                                                  -------------  -------------


     Gross profit as a percentage of segment
     net sales:
       Water transmission                             18.2%           21.1%
       Tubular products                               15.3            17.3

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

SALES.   Net sales increased slightly to $38.2 million in the first quarter of
1998, from $37.8 million in the first quarter of 1997. Water transmission sales decreased 14.9% to $21.9 million in the first quarter of 1998 from $25.8 million in the first quarter of 1997, primarily as a result of lower bidding activity which resulted in unfavorable pricing pressures, project delays and delays in receipt of steel shipments. Tubular products sales increased 36.0% to $16.3 million in the first quarter of 1998 from $12.0 million in the first quarter of 1997. The increase was primarily the result of sales attributable to P&H and Southwestern, which were acquired in March 1998, and increased demand in certain product lines. In the first quarter of 1998, no single customer accounted for 10% or more of total net sales. In the first quarter of 1997, sales to two customers each represented approximately 10% of total net sales.

GROSS PROFIT. Gross profit decreased 13.4% to $6.5 million (17% of total net sales) in the first quarter of 1998 from $7.5 million (19.9% of total net sales) in the first quarter of 1997. Water transmission gross profit decreased 25.9% to $4.0 million (18.2% of segment net sales) in the first quarter of 1998 from $5.4 million (21.1% of segment net sales) in the first quarter of 1997. Water Transmission gross profit was impacted by lower bidding activity which resulted in unfavorable pricing pressures. In addition to lower bidding activity, weather related delays and delays in receipt of steel shipments impacted margins adversely in the first quarter of 1998. Gross profit from tubular products increased 20.6% to $2.5 million (15.3% of segment net sales) in the first quarter of 1998 from $2.1 million (17.3% of segment net sales) in the first quarter of 1997. The decrease in gross margin was attributable to higher sales in lower margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses remained relatively constant at $3.1 million (8.0% of total net sales) in the first quarter of 1998 compared to $3.1 million (8.3% of total net sales) in the first quarter of 1997.

INTEREST EXPENSE. Interest expense increased 81.2% to $625,000 in the first quarter of 1998 from $345,000 in the first quarter of 1997 due to increased borrowings used to finance the acquisitions made in March 1998 and to finance working capital due to weather related delays in shipments in the first quarter of 1998.

INCOME TAXES. The provision for income taxes decreased to $1.1 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997, based upon an expected tax rate of approximately 39.0% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

In November 1995, the Company completed an initial public offering of 1.9 million shares of its common stock, which resulted in net proceeds to the Company of approximately $14.6 million. In November 1996, the Company completed a public offering of 2.3 million shares of its common stock, 1.1 million shares by the Company and 1.2 million shares by certain shareholders of the Company, which resulted in net proceeds to the Company of approximately $15.3 million. The Company finances operations with internally generated funds and available borrowings. At March 31, 1998, the Company had cash and cash equivalents of $2.0 million.

Net cash provided by operating activities in the first quarter of 1998 was $5.9 million. This was primarily a net result of $1.7 million of net income, an increase in accounts payable of $10.3 million, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2.0 million and non-cash adjustments for depreciation and amortization of $0.8 million; offset by increases in trade receivables and inventories of $5.9 million and $5.7 million, respectively. The increases in accounts payable and inventories were primarily attributable to timing of the receipt of steel purchases and payments. The increase in trade receivables and reduction in costs and estimated earnings in excess of billings on uncompleted contracts arose as the Company began shipping the shipments held up from the latter half of 1997 due to project delays, inclement weather and other contractor related issues.

Net cash used in investing activities in the first quarter of 1998 was $44.0 million, which primarily resulted from expenditures related to the acquisitions of Southwestern and P&H in March 1998, and expenditures related to the new tubular products mill installed in the Company's Portland, Oregon facility, which was operational late in the first quarter of 1998.

Net cash provided by financing activities was $39.2 million in the first quarter of 1998, which included the net effect of an additional $40.0 million in borrowings under the Company's line of credit agreement (which were refinanced in April 1998 using proceeds received from the sale of the Company's Series A and Series B Senior Notes).

The Company had four significant components of debt at March 31, 1998: a credit agreement under which $46.2 million was outstanding ($40.0 million of which was refinanced in April 1998 using proceeds received from the sale of the Company's Series A and Series B Senior Notes); $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; Industrial Development Bonds in the aggregate amount of $3.7 million with variable interest rates ranging from 3.55% to 4.05%; and capital leases aggregating $3.6 million bearing interest at rates ranging from 3.55% to 11.25%.

On March 6, 1998, the Company amended its line of credit agreement to temporarily increase the amount available under the line of credit to $55.0 million from $30.0 million. Additionally, at that time, the restriction associated with the ratio of maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") was adjusted for one year from 3.0:1.0 to 3.25:1.0. The amount available under the line of credit was subsequently reduced to $30.0 million on April 3, 1998 when the Company received the net proceeds from the sale of Series A and Series B Senior Notes in the amount of $40.0 million. The line of credit agreement expires on October 20, 2000 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.05% (0.75% at March 31, 1998, resulting in interest of 6.41%), or at prime less 0.5% (8.0% at March 31, 1998). At March 31, 1998, the
Company had $46.2 million outstanding under the line of credit with $45 million bearing interest at a weighted average IBOR interest rate of

6.31% and additional borrowing capacity under the line of credit of $6.9 million. Of the total outstanding under the line of credit agreement at March 31, 1998, $40.0 million was included in long term debt in the accompanying consolidated balance sheet as proceeds received in April 1998 from the sale of senior notes were used to retire this amount of borrowings.

In April 1998, the Company issued $40.0 million of senior notes, without collateral. Proceeds received from the sale of senior notes were used to reduce amounts outstanding under the Company's line of credit agreement. The notes were issued in two series: Series A Senior Notes for $10.0 million bearing interest at 6.63%, which mature on April 1, 2005, with semi-annual interest payments due in April and October, and equal principal payments commencing on April 1, 1999; and Series B Senior Notes for $30.0 million bearing interest at 6.91%, which mature on April 1, 2008, with semi-annual interest payments due in April and October, and equal principal payments commencing on April 1, 2002.

The Company also has $35.0 million of 6.87% Senior Notes outstanding, without collateral, which mature on November 15, 2007, and require semi-annual interest payments in November and May, and equal annual principal payments commencing on November 15, 2001 and continuing every year thereafter until final maturity.

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

To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion and, consistent with this practice, is currently engaged in discussions with other parties regarding possible acquisitions. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

ACQUISITIONS AND GOODWILL. On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern and P&H, both Texas corporations. The Company paid a purchase price of $40.1 million in cash, which is subject to a post-closing adjustment based upon changes in the working capital from February 28, 1998 to the closing date and the amount of outstanding indebtedness of the purchased companies at the closing date. The excess of the acquisition cost over the fair value of the net assets acquired, of approximately $19.3 million, is being amortized over 40 years, using the straight-line method. (SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products. Southwestern owns and operates a manufacturing facility in Houston, Texas. P&H Tube owns and operates a manufacturing facility in Bossier City, Louisiana. The Company will continue to operate the acquired plants, equipment and other property for the same purpose, and will operate each of the companies as separate wholly owned subsidiaries of the Company.

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

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Substantially all of the Company's liquid investments are at fixed interest rates, and therefore the fair value of these investments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.

                             PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the first quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 20,633 shares of Common Stock were issued at exercise prices ranging from $0.87 to $0.90. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit No.
     -----------

      10.14 Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip
               C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the "Stock Purchase Agreement") *
      10.15    Fourth Amendment to Loan Agreement dated March 26, 1998 **
      10.16 Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted)**
      27.1     Financial Data Schedule **
      27.2 Restated Financial Data Schedule for fiscal year 1996 and Quarters 2 and 3 of fiscal year 1996 **
      27.3 Restated Financial Data Schedule for Quarters 1, 2 and 3 of fiscal year 1997 **

      * Incorporated by reference to Exhibits to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on March 20,
      1998).

      ** Filed herewith.


(b) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 20, 1998 disclosing the acquisition of Southwestern Pipe, Inc. and P&H Tube Corporation. No financial statements were filed as part of this report.

No other reports on Form 8-K were filed during the quarter ended March 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1998


                                        NORTHWEST PIPE COMPANY

                                        By: /s/ WILLIAM R. TAGMYER
                                            ----------------------
                                        William R. Tagmyer
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        By: /s/ JOHN D. MURAKAMI
                                            --------------------
                                        John D. Murakami
                                        Vice President, Chief Financial Officer
                                        (Principal Financial Officer)