Form 10-Q
period 1998-06-30
NORTHWEST PIPE CO
filed 1998-08-14
CIK 1001385

------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-Q
                                --------------------

/X/       QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: June 30, 1998
                                         OR
/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
            For the transition period from         to
                                           -------   -------

                          COMMISSION FILE NUMBER:  0-27140




                              NORTHWEST PIPE COMPANY
               (Exact name of registrant as specified in its charter)


          OREGON                                       93-0557988
(STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)



                                  12005 N. BURGARD
                              PORTLAND, OREGON  97203
               (Address of principal executive offices and zip code)

                                   503-285-1400
                (Registrant's telephone number including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes / X /     No /   /


COMMON STOCK, PAR VALUE $.01 PER SHARE                 6,443,875
            (Class)                     (Shares outstanding at July 31, 1998)

------------------------------------------------------------------------------

                               NORTHWEST PIPE COMPANY
                                     FORM 10-Q
                                       INDEX


PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                           -----

Item 1.  Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 1998
  and December 31, 1997                                                     2

  Consolidated Statements of Income - Three Months and Six Months
  Ended June 30, 1998 and 1997                                              3

  Consolidated Statements of Cash Flows - Six Months
  Ended June 30, 1998 and 1997                                              4

  Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                             13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 6.  Exhibits and Reports on Form 8-K                                  13

                               NORTHWEST PIPE COMPANY
                            CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share amounts)


                                                                     June 30,          December 31,
                                                                       1998                1997
                                                                   ---------------  -----------------
                                                                    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                       $   2,004         $      904
    Trade receivables, less allowance for doubtful
      accounts of $1,465 and $1,825                                    37,727              25,162
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                        17,106              19,914
    Inventories                                                        39,196              20,530
    Refundable income taxes                                                --               3,307
    Deferred income taxes                                                 447                 447
    Prepaid expenses and other                                          1,214               1,402
                                                                   ---------------  -----------------
      Total current assets                                             97,694              71,666

    Property and equipment, less accumulated
       depreciation and amortization of $25,325 and $23,679            81,293              57,447
    Restricted assets                                                   2,300               2,300
    Goodwill, net                                                      19,297                  --
    Other assets, net                                                     813                 638
                                                                   ---------------  -----------------
                                                                    $ 201,397         $   132,051
                                                                   ---------------  -----------------
                                                                   ---------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                           $  17,500         $     7,000
    Current portion of long-term debt                                   1,679                 250
    Current portion of capital lease obligations                        2,226               2,175
    Accounts payable                                                   20,331               8,116
    Accrued liabilities                                                 5,129               3,074
                                                                   ---------------  -----------------
      Total current liabilities                                        46,865              20,615

   Long-term debt, less current portion                                76,812              38,490
   Capital lease obligations, less current portion                      1,216               1,454
   Minimum pension liability                                              294                 294
   Deferred income taxes                                                  438                 419
                                                                   ---------------  -----------------
      Total liabilities                                               125,625              61,272

  Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares
      authorized, none issued or outstanding                               --                  --
    Common stock, $.01 par value, 15,000,000 shares authorized,
        6,436,396 and 6,411,402 shares issued and outstanding              64                  64
    Additional paid-in-capital                                         38,754              38,725
    Retained earnings                                                  37,241              32,277
    Minimum pension liability                                            (287)               (287)
                                                                   ---------------  -----------------
      Total stockholders' equity                                       75,772              70,779
                                                                   ---------------  -----------------
                                                                    $ 201,397         $   132,051
                                                                   ---------------  -----------------
                                                                   ---------------  -----------------

    The accompanying notes are an integral part of these consolidated financial statements.

                               NORTHWEST PIPE COMPANY
                         CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share amounts)

                                                     Three months ended         Six months ended
                                                         June 30,                  June 30,
                                             ----------------------------- --------------------------
                                                   1998           1997           1998           1997
                                             ------------   -------------- ------------  ------------

Net sales                                     $  54,010      $  37,441      $  92,250     $   75,198
Cost of sales                                    43,009         29,304         74,748         59,551
                                             ------------   -------------- ------------  ------------
  Gross profit                                   11,001          8,137         17,502         15,647

Selling, general and administrative
    expenses                                      4,441          2,726          7,493          5,866
                                             ------------   -------------- ------------  ------------
  Operating income                                6,560          5,411         10,009          9,781

Interest expense                                  1,246            419          1,871            708
Interest expense to related parties                  --             56             --            112
                                             ------------   -------------- ------------  ------------
  Income before income taxes                      5,314          4,936          8,138          8,961

Provision for income taxes                        2,073          1,974          3,174          3,584
                                             ------------   -------------- ------------  ------------
  Net income                                  $   3,241      $   2,962      $   4,964     $    5,377
                                             ------------   -------------- ------------  ------------
                                             ------------   -------------- ------------  ------------
  Basic earnings per share                    $    0.50      $    0.46      $    0.77     $     0.84
                                             ------------   -------------- ------------  ------------
                                             ------------   -------------- ------------  ------------
  Diluted earnings per share                 $    0.49      $    0.45      $    0.75     $     0.81
                                             ------------   -------------- ------------  ------------
                                             ------------   -------------- ------------  ------------
  Shares used in per share
      calculations:
  Basic                                           6,435          6,404          6,425          6,402
                                             ------------   -------------- ------------  ------------
                                             ------------   -------------- ------------  ------------
  Diluted                                         6,651          6,602          6,645          6,603
                                             ------------   -------------- ------------  ------------
                                             ------------   -------------- ------------  ------------

   The accompanying notes are an integral part of these consolidated financial statements.

                               NORTHWEST PIPE COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                                              Six months ended June 30,
                                                                            ----------------------------
                                                                                 1998           1997
                                                                            ------------   -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  4,964       $  5,377
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                              1,646          1,043
     Decrease in accrued pension obligation                                        --           (212)
     Provision for doubtful accounts                                             (440)           192
   Changes in current assets and liabilities, net of acquisitions:
     Trade receivables                                                         (7,771)         3,646
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                    2,808         (4,204)
     Inventories                                                               (7,669)        (4,018)
     Refundable income taxes                                                    3,307
     Prepaid expenses and other                                                   220            379
     Accounts payable                                                           7,773          3,041
     Accrued liabilities                                                          896           (198)
                                                                            ------------   -------------
       Net cash provided by operating activities                                5,734          5,046

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                        (7,464)        (5,635)
    Acquisition, net of cash acquired                                         (47,088)            --
    Other assets                                                                 (174)          (506)
                                                                            ------------   -------------
      Net cash used in investing activities                                   (54,726)        (6,141)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                             29             16
    Proceeds under long-term debt                                              40,000             --
    Payments on long-term debt                                                   (250)        (1,175)
    Net proceeds under notes payable from financial institutions               10,500          2,993
    Payments on capital lease obligations                                        (187)          (311)
                                                                            ------------   -------------
      Net cash provided by financing activities                                50,092          1,523
                                                                            ------------   -------------
      Net increase in cash and cash equivalents                                 1,100            428
    Cash and cash equivalents, beginning of period                                904          4,302
                                                                            ------------   -------------
    Cash and cash equivalents, end of period                                 $  2,004       $  4,730
                                                                            ------------   -------------
                                                                            ------------   -------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                                $  1,577       $    790
     Income taxes                                                               1,044          2,676
 SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Tax benefit of nonqualified stock options exercised                       $     13       $    102

   Cost in excess of fair value of net assets acquired                       $ 19,297       $     --
   Fair value of assets acquired                                               33,392             --
   Fair value of liabilities assumed                                            5,601             --


    The accompanying notes are an integral part of these consolidated financial statements.

                               NORTHWEST PIPE COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amount)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month and six months periods ended June 30, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.

2. INVENTORIES

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

                               June 30,         December 31,
                                 1998               1997
                            -------------     ----------------

 Finished goods              $   7,294         $   5,854
 Raw materials                  30,035            12,809
 Materials and supplies          1,867             1,867
                            -------------     ----------------
                             $  39,196         $  20,530
                            -------------     ----------------
                            -------------     ----------------


3. EARNINGS PER SHARE

In December 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Under SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 216,000 and 198,000 for the quarters ended June 30, 1998 and 1997, respectively, and 220,000 and 201,000 for the six months ended June 30, 1998 and 1997, respectively, were used in the calculations of diluted earnings per share.

4. ACQUISITIONS

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The Company paid a purchase price of approximately $40.1 million, which is subject to a post-closing adjustment based upon changes in the working capital from February 28, 1998 to the closing date and the amount of outstanding indebtedness of the purchased companies at the closing date. The post-closing adjustment is expected to be finalized in August 1998. The excess of the acquisition cost over the fair value of the net assets acquired, of approximately $19.3 million, is being amortized over 40 years, using the straight-line method.

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

                                     (Unaudited)
                              For the Six Months Ended
                                   June 30, 1998
                              -------------------------
 Net sales                         $   97,359
 Net income                             5,192
 Diluted earnings per share             0.78

The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred at the beginning of the period indicated or which may be obtained in the future.

On June 9, 1998, the Company acquired from L.B. Foster Company, the plant, equipment, inventory, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility located in Parkersburg, West Virginia (the "Parkersburg Facility"). The Company paid $5.3 million for the Parkersburg Facility. The Company also acquired the Parkersburg Facility's inventory net of assumed accounts payable. The amount paid for the Parkersburg Facility's inventory is subject to a post-closing adjustment based on an evaluation of the inventory's condition. The post-closing adjustment is expected to be finalized in August 1998.

The Parkersburg Facility was employed in the manufacture of large diameter, high pressure steel pipe products used primarily for water transmission. The Company will continue to operate the Parkersburg Facility for the same purpose. The accompanying consolidated financial statements include the results of operations of the Parkersburg Facility from the date of acquisition.

5. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ from reported net income in the periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

The Company's management has studied the implications of SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

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

The Company's net sales and net income may fluctuate significantly from quarter to quarter due to the size of certain Water Transmission orders, the schedule for deliveries of those orders and the inventory management policies of certain of the Company's Tubular Products customers. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. The Company's business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table compares for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's segments.


                                          Three months  ended       Six months  ended
                                                 June 30,                June 30,
                                          ---------------------    --------------------
                                              1998      1997        1998         1997
                                          ----------  ---------    --------    --------
  Net sales
    Water transmission                        51.6%     60.0%       54.0%        64.1%
    Tubular products                          48.4      40.0        46.0         35.9
                                          ----------  ---------    --------    --------
  Total net sales                            100.0     100.0       100.0        100.0
  Cost of sales                               79.6      78.3        81.0         79.2
                                          ----------  ---------    --------    --------
       Gross profit                           20.4      21.7        19.0         20.8
  Selling, general and administrative
     expenses                                  8.2       7.3         8.2          7.8
                                          ----------  ---------    --------    --------
  Operating income                            12.2      14.4        10.8         13.0
  Interest expense                             2.4       1.2         2.0          1.1
                                          ----------  ---------    --------    --------
  Income before income taxes                   9.8      13.2         8.8         11.9
  Provision for income taxes                   3.8       5.3         3.4          4.8
                                          ----------  ---------    --------    --------
  Net income                                   6.0%      7.9%        5.4%         7.1%
                                          ----------  ---------    --------    --------
                                          ----------  ---------    --------    --------
  Gross profit as a percentage
     of segment net sales:
    Water transmission                        22.1%     25.1%       20.4%        23.0%
    Tubular products                          18.6      16.7        17.3         17.0

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales increased 44.3% to $54.0 million in the second quarter of 1998, from $37.4 million in the second quarter of 1997, and increased 22.7% to $92.3 million in the first six months of 1998, from $75.2 million in the first six months of 1997.

Water transmission sales increased 23.9% to $27.9 million in the second quarter of 1998 from $22.5 million in the second quarter of 1997, and increased 3.2% to $49.8 million in the first six months of 1998 from $48.2 million in the first six months of 1997. The sales increases were primarily due to increased demand brought about by improved market conditions, a favorable product mix and increased sales related to the Parkersburg Facility which was acquired in June 1998.

Tubular products sales increased 74.8% to $26.1 million in the second quarter of 1998 from $15.0 million in the second quarter of 1997 and increased 57.5% to $42.5 million in the first six months of 1998 from $27.0 million in the first six months of 1997. The increases were primarily the result of sales attributable to P&H and Southwestern, which were acquired in March 1998, and increased demand in certain product lines.

No single customer accounted for 10% or more of total net sales in the first six months of 1998 or 1997.

GROSS PROFIT. Gross profit increased 35.2% to $11.0 million (20.4% of total net sales) in the second quarter of 1998 from $8.1 million (21.7% of total net sales) in the second quarter of 1997 and increased 11.9% to $17.5 million (19.0% of total net sales) in the first six months of 1998 from $15.6 million (20.8% of total net sales) in the first six months of 1997.

Water transmission gross profit increased 9.1% to $6.2 million (22.1% of segment net sales) in the second quarter of 1998 from $5.6 million (25.1% of segment net sales) in the second quarter of 1997 and decreased 8.4% to $10.1 million (20.4% of segment net sales) in the first six months of 1998 from $11.1 million (23.0% of segment net sales) in the first six months of 1997. Water transmission gross profit improved in the second quarter of 1998 as a result of increasing demand and increased production. Water transmission gross profit decreased in the first six months of 1998 and decreased as a percentage of net sales in both periods due to lower bidding activity, unfavorable pricing pressures and weather related and other delays in shipping which affected the first quarter of 1998 and to a lesser degree, the second quarter of 1998. Based on the Company's backlog and expected market activity, the Company expects improved performance in the water transmission segment in the third and fourth quarters of 1998.

Gross profit from tubular products increased 94.1% to $4.9 million (18.6% of segment net sales) in the second quarter of 1998 from $2.5 million (16.7% of segment net sales) in the second quarter of 1997 and increased 60.8% to $7.4 million (17.3% of segment net sales) in the first six months of 1998 from $4.6 million (17.0% of segment net sales) in the first six months of 1997. Tubular products gross profit increased primarily as a result of increased sales attributable to P&H and Southwestern, which were acquired in March 1998. During the second quarter of 1998 the Company began to experience pricing pressures in its West Coast tubular products market which it believes is the result of increased foreign price competition. While this did not affect the second quarter of 1998, this increased foreign price competition is expected to continue through the remainder of 1998, and as a result, the Company believes it will adversely affect tubular products gross profit in its West Coast markets in the next two quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 62.9% to $4.4 million (8.2% of total net sales) in the second quarter of 1998 from $2.7 million (7.3% of total net sales) in the second quarter of 1997 and increased 27.7% to $7.5 million (8.2% of total net sales) in the first six months of 1998 from $5.9 million (7.8% of total net sales) in the first six months of 1997. The increases were primarily the result of additional operating costs related to the acquisitions completed in March 1998 and June 1998.

INTEREST EXPENSE. Interest expense increased 162.3% to $1.2 million in the second quarter of 1998 from $0.5 million in the second quarter of 1997 and increased 128.2% to $1.9 million in the first six months of 1998 from $0.8 million in the first six months of 1997. The increases in interest expense resulted from increased borrowings used to finance the acquisitions made in March 1998 and June 1998.

INCOME TAXES. The provision for income taxes was $3.2 million in the first six months of 1998, based on an expected tax rate of approximately 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances operations with internally generated funds and available borrowings. At June 30, 1998, the Company had cash and cash equivalents of $2.0 million.

Net cash provided by operating activities in the first six months of 1998 was $5.7 million. This was primarily a net result of $4.9 million of net income, an increase in accounts payable of $7.8 million, a decrease in refundable income taxes of $3.3 million and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2.8 million; offset by increases in trade receivables and inventories of $7.8 million and $7.7 million, respectively. The increases in accounts payable and inventories were attributable to the timing of steel purchases and payments, and an increase in raw materials inventory resulting from purchases of imported steel which necessitate a greater amount of time between the order date and date of shipment. The increase in trade receivables and reduction in costs and estimated earnings in excess of billings on uncompleted contracts arose as the Company continued to ship products held up from the latter half of 1997 due to project delays, inclement weather and other contractor related issues.

Net cash used in investing activities in the first half of 1998 was $54.7 million, which primarily resulted from expenditures related to the acquisitions of Southwestern and P&H in March 1998 and the Parkersburg Facility in June 1998, as well as expenditures related to the new tubular products mill installed in the Company's Portland, Oregon facility, which became operational late in the first quarter of 1998.

Net cash provided by financing activities was $50.1 million in the first half of 1998, which included the effect of an additional $10.5 million in borrowings under the Company's line of credit agreement and $40.0 million of proceeds received from the sale of the Company's Series A and Series B Senior Notes in April 1998.

The Company had the following significant components of debt at June 30, 1998: a credit agreement under which $17.5 million was outstanding; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; $10.0 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; Industrial Development Bonds in the aggregate amount of $3.5 million with variable interest rates ranging from 3.40% to 3.95%; and capital leases aggregating $3.4 million bearing interest at rates ranging from 3.95% to 11.25%.

The line of credit agreement expires on October 20, 2000 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.50% (1.05% at June 30, 1998, resulting in interest of 6.7%), or at prime less 0.5% (8.0% at June 30, 1998). At June 30, 1998, the Company had $17.5
million outstanding under the line of credit with $17.0 million bearing interest at a weighted average IBOR interest rate of 6.7% and additional borrowing capacity under the line of credit of $20.0 million. In June 1998, the Company amended its line of credit agreement to increase the amount available under the line of credit to $40.0 million from $30.0 million. Additionally, at that time, the restriction associated with the ratio of maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") was adjusted from 3.25:1.0 to 3.75:1.0 until December 31, 1998.

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

To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

ACQUISITIONS AND GOODWILL. In March 1998, the Company acquired all of the outstanding capital stock of Southwestern and P&H, both Texas corporations. The Company paid a purchase price of $40.1 million in cash. The excess of the acquisition cost over the fair value of the net assets acquired, of approximately $19.3 million, is being amortized over 40 years, using the straight-line method. (SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

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

On June 9, 1998, the Company acquired from L.B. Foster Company, the plant, equipment, inventory, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility located in Parkersburg, West Virginia (the "Parkersburg Facility"). The Company paid $5.3 million for the Parkersburg Facility. The Company also acquired the Parkersburg Facility's inventory net of assumed accounts payable. The amount paid for the Parkersburg Facility's inventory is subject to a post-closing adjustment based on an evaluation of the inventory's condition. The post-closing adjustment is expected to be finalized in August 1998.

The Parkersburg Facility was employed in the manufacture of large diameter, high pressure steel pipe products used primarily for water transmission. The Company will continue to operate the Parkersburg Facility for the same purpose. The accompanying consolidated financial statements include the results of operations of the Parkersburg Facility from the date of acquisition. (SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

YEAR 2000 ISSUE. The Company has made an assessment of the effect of the Year 2000 issue on its hardware, operating and applications software. The Company has or is obtaining certification that its primary operating systems and application software packages will properly recognize calendar dates beginning in the year 2000. In addition, the Company is discussing with its major vendors, customers and major service providers the possibility of interface or service difficulties relating to the Year 2000 issue. The Company plans to complete its examination of the effect of the Year 2000 issue on all of its application and operating systems by the end of 1998.

To date, no significant concerns have been identified and accordingly the Company does not currently expect to incur material costs in connection with the Year 2000 issue. There can be no assurance, however, that there will not be any Year 2000 related operating problems or material expenses that will arise with the Company's computer application and operating systems.

RECENT ACCOUNTING PRONOUNCEMENTS. On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report a measure of all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ from reported net income in the periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and earns revenues and its major customers. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. This statement is effective for fiscal years beginning after December 15, 1997, but is not required to be presented in interim financial information in the year of adoption.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

The Company's management has studied the implications of SFAS 131 and SFAS 132, and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations, but will require revised disclosures when the respective statements become effective. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

                      PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the second quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 1,716 shares of Common Stock were issued at exercise price of $1.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 19, 1998. The following matters were submitted to shareholders for their consideration:

     1. With respect to the two nominees for director identified in the Company's Proxy Statement; Warren K. Kearns received 5,283,575 votes and 8,354 votes were withheld and Vern B. Ryles received 5,285,175 votes and 6,754 votes were withheld.

     2. The appointment of Coopers & Lybrand LLP as the Company's independent auditors for the year ending December 31, 1998 was ratified as follows:
     5,269,965 shares were voted in favor, 1,506 shares were voted in opposition, 20,458 votes abstained and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

    Exhibit No.

    10.14 Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip
               C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the Stock Purchase Agreement) *
     10.16 Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted) **
     10.17 Amended and Restated Loan Agreement with Bank of America National Trust and Savings Association and US National Bank Association, dated June 30, 1998
      27.1     Financial Data Schedule

          * Incorporated by reference to Exhibits to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on March 20, 1998).

          ** Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (as filed with the Securities and Exchange Commission on May 15, 1998).

(b) Reports on Form 8-K

A Current Report on Form 8-K/A was filed with the Securities and Exchange Commission on May 15, 1998 disclosing, under Items 2 and 7, the acquisitions of Southwestern Pipe, Inc. and P&H Tube Corporation. Combined financial statements for Southwestern Pipe, Inc. and P&H Tube Corporation for the period from May 1, 1997 to September 30, 1997 and for the period from September 30, 1997 to February 28, 1998, and pro forma consolidated financial statements for Northwest Pipe Company and Subsidiaries were filed as part of this report.

No other reports on Form 8-K were filed during the quarter ended June 30,
1998.
                                     14

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 1998


                                        NORTHWEST PIPE COMPANY

                                        By: /s/ WILLIAM R. TAGMYER
                                           ---------------------------------
                                        William R. Tagmyer
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        By: /s/ JOHN D. MURAKAMI
                                           ---------------------------------
                                        John D. Murakami
                                        Vice President, Chief Financial Officer,
                                        (Principal Financial Officer)