Form 10-Q
period 1998-09-30
NORTHWEST PIPE CO
filed 1998-11-06
CIK 1001385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-Q

                                 --------------------

     [X]      QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: September 30, 1998
                                          OR
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


COMMON STOCK, PAR VALUE $.01 PER SHARE                 6,447,736
          (Class)                       (Shares outstanding at October 30, 1998)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NORTHWEST PIPE COMPANY
                                      FORM 10-Q
                                        INDEX


PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----
Item 1.  Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 1998
  and December 31, 1997                                                     2

  Consolidated Statements of Income - Three Months and Nine Months
  Ended September 30, 1998 and 1997                                         3

  Consolidated Statements of Cash Flows - Nine Months
  Ended September 30, 1998 and 1997                                         4

  Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         7

Item 3.  Quantitative and Qualitative Disclosure About  Market Risk        13


PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities                                             13

Item 6.  Exhibits and Reports on Form 8-K                                  13


                                NORTHWEST PIPE COMPANY
                             CONSOLIDATED BALANCE SHEETS
                  (In thousands except share and per share amounts)



                                                                           September 30,   December 31,
                                                                              1998             1997
                                                                           ----------        ----------
                                                                           (unaudited)
 ASSETS
  Current assets:
    Cash and cash equivalents                                             $     1,396      $       904
    Trade receivables, less allowance for doubtful accounts
      of $1,465 and $1,825                                                     39,184           25,162
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                    24,292           19,914
    Inventories                                                                49,679           20,530
    Refundable income taxes                                                        --            3,307
    Deferred income taxes                                                         447              447
    Prepaid expenses and other                                                  1,052            1,402
                                                                           ----------        ----------
      Total current assets                                                    116,050           71,666
    Property and equipment, less accumulated depreciation
      of $25,639 and $23,679                                                   82,115           57,447
    Restricted assets                                                           2,300            2,300
    Goodwill, net                                                              20,164               --
    Other assets                                                                  274              638
                                                                           ----------        ----------
                                                                          $   220,903      $   132,051
                                                                           ----------        ----------
                                                                           ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                                 $    26,500      $     7,000
    Current portion of long-term debt                                           1,678              250
    Current portion of capital lease obligations                                2,048            2,175
    Accounts payable                                                           27,055            8,116
    Accrued liabilities                                                         6,562            3,074
                                                                           ----------        ----------
      Total current liabilities                                                63,843           20,615
   Long-term debt, less current portion                                        76,321           38,490
   Capital lease obligations, less current portion                                 --            1,454
   Minimum pension liability                                                      294              294
   Deferred income taxes                                                          438              419
                                                                           ----------        ----------
      Total liabilities                                                       140,896           61,272

  Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued or outstanding                                                   --               --
    Common stock, $.01 par value, 15,000,000 shares authorized,
      6,445,591 and 6,411,402 shares issued and outstanding                        64               64
    Additional paid-in-capital                                                 38,763           38,725
    Retained earnings                                                          41,467           32,277
    Minimum pension liability                                                    (287)            (287)
                                                                           ----------        ----------
      Total stockholders' equity                                               80,007           70,779
                                                                           ----------        ----------
                                                                          $   220,903      $   132,051
                                                                           ----------        ----------
                                                                           ----------        ----------


   The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (In thousands, except per share amounts)



                                            Three months ended                  Nine months ended
                                               September 30,                      September 30,
                                         ------------------------           -------------------------
                                            1998           1997                1998           1997
                                         ----------     ----------          ----------     ----------
Net sales                                $  59,268      $  39,739           $ 151,518      $ 114,937
Cost of sales                               47,071         31,236             121,819         90,787
                                          --------       --------            --------       --------
  Gross profit                              12,197          8,503              29,699         24,150


Selling, general and administrative
   expenses                                  3,898          2,905              11,391          8,771
                                          --------       --------            --------       --------
   Operating income                          8,299          5,598              18,308         15,379

Interest expense                             1,372            329               3,243          1,037
Interest expense to related parties             --             53                  --            165
                                          --------       --------            --------       --------
   Income before income taxes                6,927          5,216              15,065         14,177

Provision for income taxes                   2,701          1,917               5,875          5,501
                                          --------       --------            --------       --------
   Net income                            $   4,226      $   3,299           $   9,190      $   8,676
                                          --------       --------            --------       --------
                                          --------       --------            --------       --------

Basic earnings per share                 $     .66      $    0.51           $    1.43      $    1.35
                                          --------       --------            --------       --------
                                          --------       --------            --------       --------
Diluted earnings per share               $     .64      $    0.50           $    1.38      $    1.31
                                          --------       --------            --------       --------
                                          --------       --------            --------       --------

Shares used in per share
    calculations:
   Basic                                     6,442          6,406               6,431          6,404
                                          --------       --------            --------       --------
                                          --------       --------            --------       --------
   Diluted                                   6,633          6,638               6,639          6,611
                                          --------       --------            --------       --------
                                          --------       --------            --------       --------



   The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (In thousands)

                                                                   Nine months ended September 30,
                                                                       1998                1997
                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $     9,190        $      8,676
   Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                       2,951               1,734
     Decrease in accrued pension obligation                                 --                (212)
     Provision for doubtful accounts                                      (540)              1,146
     Gain from the sale of property and equipment                         (341)                 --
   Changes in current assets and liabilities:
     Trade receivables                                                  (9,228)             (3,548)
     Costs and estimated earnings in excess of billings on
       uncompleted contracts                                            (4,378)             (9,411)
     Inventories                                                       (18,580)             (2,410)
     Refundable income taxes                                             3,307                  --
     Prepaid expenses and other                                            459                (278)
     Accounts payable                                                   14,496               1,462
     Accrued and other liabilities                                       2,329              (2,754)
                                                                   ------------       ------------
       Net cash used in operating activities                              (335)             (5,595)
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                (10,622)            (11,895)
    Proceeds from the sale of property and equipment                     1,670                  --
    Acquisition, net of cash acquired                                  (47,802)                 --
    Other assets                                                           364              (2,833)
                                                                   ------------       ------------
      Net cash used in investing activities                            (56,390)            (14,728)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                      39                  44
    Proceeds under long-term debt                                       40,000                  --
    Payments on long-term debt                                            (740)             (1,638)
    Net proceeds under note payable to financial institution            19,500              20,155
    Payments on capital lease obligations                               (1,582)               (368)
                                                                   ------------       ------------
      Net cash provided by financing activities                         57,217              18,193
                                                                   ------------       ------------

      Net increase (decrease) in cash and cash equivalents                 492              (2,130)
    Cash and cash equivalents, beginning of period                         904               4,302
                                                                   ------------       ------------
    Cash and cash equivalents, end of period                       $     1,396        $      2,172
                                                                   ------------       ------------
                                                                   ------------       ------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                      $     1,957        $      1,038
     Income taxes                                                        2,845               4,576
 SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Tax benefit of nonqualified stock options exercised             $        74        $        102
   Acquisition:
     Cost in excess of fair value of net assets acquired           $    20,463        $         --
     Fair value of assets acquired                                      32,940                  --
     Fair value of liabilities assumed                                   5,601                  --



     The accompanying notes are an integral part of these consolidated financial statements.

                                NORTHWEST PIPE COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share amount)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month and nine month periods ended September 30, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any portion thereof.

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

                                 September 30,      December 31,
                                     1998              1997
                                --------------     -------------
      Finished goods             $     11,590       $     5,854
      Raw materials                    36,222            12,809
      Materials and supplies            1,867             1,867
                                --------------     -------------
                                 $     49,679       $    20,530
                                --------------     -------------
                                --------------     -------------


3. EARNINGS PER SHARE

In December 1997, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Under SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 191,456 and 232,056 for the quarters ended September 30, 1998 and 1997, respectively, and 207,910 and 207,304 for the nine months ended September 30, 1998 and 1997, respectively, were used in the calculations of diluted earnings per share.

4. ACQUISITIONS

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The Company paid a purchase price of $40.1 million. The excess of the acquisition cost over the fair value of the net assets acquired of approximately $20.5 million, is being amortized over 40 years using the straight-line method.

The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products. Southwestern owns and operates a manufacturing facility in Houston, Texas. P&H owns and operates a manufacturing facility in Bossier City, Louisiana. The Company will continue to operate the acquired plants, equipment and other property for the same purpose, and will operate each of the companies as separate wholly owned subsidiaries of the Company.

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


                                           (Unaudited)
                                    For the Nine Months Ended
                                       September 30, 1998
                                   ---------------------------
      Net sales                          $     156,627
      Net income                                 9,418
      Diluted earnings per share                  1.42


The unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisitions occurred at the beginning of the period indicated or which may be obtained in the future.

On June 9, 1998, the Company acquired from L.B. Foster Company, the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility located in Parkersburg, West Virginia (the "Parkersburg Facility"). The Company paid $5.3 million for the Parkersburg Facility. The Company also acquired the Parkersburg Facility's inventory net of assumed accounts payable.

The Parkersburg Facility was employed in the manufacture of large diameter, high pressure steel pipe products used primarily for water transmission. The Company will continue to operate the Parkersburg Facility for the same purpose. The accompanying consolidated financial statements include the results of operations of the Parkersburg Facility from the date of acquisition.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS No. 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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



                                                 Three months ended            Nine months ended
                                                    September 30,                September 30,
                                               -----------------------       ------------------------
                                                  1998         1997            1998           1997
                                               ----------   ----------       ---------     ----------
        Net sales
          Water transmission                     61.1  %        66.0 %         56.7   %       64.8  %
          Tubular products                       38.9           34.0           43.3           35.2
                                               -------        -------        -------        -------
        Total net sales                         100.0          100.0          100.0          100.0
        Cost of sales                            79.4           78.6           80.4           79.0
                                               -------        -------        -------        -------
             Gross profit                        20.6           21.4           19.6           21.0
        Selling, general and administrative
           expenses                               6.6            7.3            7.5            7.6
                                               -------        -------        -------        -------
        Operating income                         14.0           14.1           12.1           13.4
        Interest expense                          2.3            1.0            2.1            1.1
                                               -------        -------        -------        -------
        Income before income taxes               11.7           13.1           10.0           12.3
        Provision for income taxes                4.6            4.8            3.9            4.8
                                               -------        -------        -------        -------
        Net income                                7.1  %         8.3 %          6.1   %        7.5  %
                                               -------        -------        -------        -------
                                               -------        -------        -------        -------
        Gross profit as a percentage
           of segment net sales:
          Water transmission                     25.9  %        24.2 %         22.7  %        23.4  %
          Tubular products                       12.2           16.0           15.5           16.6



THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES. Net sales increased 49.1% to $59.3 million in the third quarter of 1998, from $39.7 million in the third quarter of 1997, and increased 31.8% to $151.5 million in the first nine months of 1998, from $114.9 million in the first nine months of 1997.

Water Transmission sales increased 38.2% to $36.2 million in the third quarter of 1998 from $26.2 million in the third quarter of 1997, and increased 15.5% to $86.0 million in the first nine months of 1998 from $74.4 million in the first nine months of 1997. The sales increases resulted primarily from higher production brought about by improved market conditions in 1998 and increased sales from the Parkersburg Facility which was acquired in June 1998.

Tubular Products sales increased 70.4% to $23.1 million in the third quarter of 1998 from $13.5 million in the third quarter of 1997 and increased 61.8% to $65.5 million in the first nine months of 1998 from $40.5 million in the first nine months of 1997. The increases were primarily the result of sales attributable to P&H and Southwestern, which were acquired in March 1998, and increased demand in certain product lines.

No single customer accounted for 10% or more of total net sales in the first nine months of 1998 or 1997.

GROSS PROFIT. Gross profit increased 43.4% to $12.2 million (20.6% of total net sales) in the third quarter of 1998 from $8.5 million (21.4% of total net sales) in the third quarter of 1997 and increased 23.0% to $29.7 million (19.6% of total net sales) in the first nine months of 1998 from $24.2 million (21.0% of total net sales) in the first nine months of 1997.

Water Transmission gross profit increased 47.9% to $9.4 million (25.9% of segment net sales) in the third quarter of 1998 from $6.3 million (24.2% of
segment net sales) in the third quarter of 1997 and increased   12.2% to $19.5
million (22.7% of segment net sales) in the first nine months of 1998 from $17.4 million (23.4% of segment net sales) in the first nine months of 1997. Water Transmission gross profit, both in dollars and as a percentage of segment net sales, improved in the third quarter of 1998 compared to the third quarter of 1997, as a result of increased demand and production brought about by improved market conditions. Water Transmission gross profit as a percentage of segment net sales decreased in the first nine months of 1998 compared to the first nine months of 1997, due to lower bidding activity, unfavorable pricing pressures and weather related and other delays in shipping which primarily affected the first six months of 1998. Based on the Company's backlog and expected market activity, the Company expects improved performance in the Water Transmission Group to continue through the end of 1998, but does expect gross profit as a percentage of segment net sales to decline from the 25.9% realized in the third quarter of 1998.

Gross profit from Tubular Products increased 30.3% to $2.8 million (12.2% of segment net sales) in the third quarter of 1998 from $2.2 million (16.0% of segment net sales) in the third quarter of 1997 and increased 51.0% to $10.2 million (15.5% of segment net sales) in the first nine months of 1998 from $6.7 million (16.6% of segment net sales) in the first nine months of 1997. During the third quarter of 1998, the Company continued to experience pricing pressures in its tubular products markets which it believes is the result of increased foreign price competition. This increased foreign price competition, and to a lesser degree, an unfavorable product mix resulted in a decrease in Tubular Products gross profit as a percentage of net sales in the third quarter of 1998, and consequently the first nine months of 1998. The Company expects pricing pressures resulting from foreign price competition to continue to effect Tubular Products gross profit into 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34.2% to $3.9 million (6.6% of total net sales) in the third quarter of 1998 from $2.9 million (7.3% of total net sales) in the third quarter of 1997 and increased 29.9% to $11.4 million (7.5% of total net sales) in the first nine months of 1998 from $8.8 million (7.6% of total net sales) in the first nine months of 1997. The increases were primarily the result of additional operating costs related to the acquisitions completed in March and June 1998.

INTEREST EXPENSE. Interest expense increased 259.2% to $1.4 million in the third quarter of 1998 from $382,000 in the third quarter of 1997 and increased 169.8% to $3.2 million in the first nine months of 1998 from $1.2 million in the first nine months of 1997. The increases in interest expense resulted from increased borrowings used to finance the acquisitions made in March and June 1998, and to support higher production and sales levels.

INCOME TAXES. The provision for income taxes was $5.9 million in the first nine months of 1998, based on an expected tax rate of approximately 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

The company finances operations with internally generated funds and available borrowings. At September 30, 1998, the Company had cash and cash equivalents of $1.4 million.

Net cash used in operating activities in the first nine months of 1998 was $335,000. This was primarily a net result of $9.2 million of net income adjusted for depreciation and amortization, an increase in accounts payable of $14.5 million, and a decrease in refundable income taxes of $3.3 million; offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts, trade receivables and inventories of $4.4 million, $9.2 million and $18.6 million, respectively. The increases in accounts payable and inventories were attributable to the timing and volume of steel purchases and payments, and an increase in raw materials inventory resulting from purchases of imported steel which necessitate a greater amount of time between the order date and the anticipated date of receipt. The increases in trade receivables and in costs and estimated earnings in excess of billings on uncompleted contracts primarily resulted from increased production levels related to the acquisitions made in 1998 as well as improved market conditions.

Net cash used in investing activities in the first nine months of 1998 was $56.4 million, which primarily resulted from expenditures related to the acquisitions of Southwestern and P&H in March 1998 and the Parkersburg Facility in June 1998, as well as expenditures related to the new tubular products mill installed in the Company's Portland, Oregon facility, offset by the September 1998 sale of the Princeton, Kentucky manufacturing facility which the Company acquired in May 1996 as part of its acquisition of Thompson Pipe and Steel Company.

Net cash provided by financing activities was $57.2 million in the first nine months of 1998, which primarily resulted from $19.5 million in borrowings under the Company's line of credit agreement and $40.0 million of proceeds received from the sale of the Company's Series A and Series B Senior Notes in April 1998, offset by the repayment of the capital lease obligations and long-term debt associated with the Princeton, Kentucky manufacturing facility which was sold in September 1998.

The Company had the following significant components of debt at September 30, 1998: a credit agreement under which $26.5 million was outstanding; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; $10.0 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; Industrial Development Bonds in the aggregate amount of $3.0 million with variable interest rate of 3.14%; and capital leases aggregating $2.0 million bearing interest at rates ranging from 8.0% to 11.25%.

The credit agreement expires on October 20, 2000 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.50% (1.50% at September 30, 1998, resulting in interest of 6.84%), or at prime less 0.5% (7.75% at September 30, 1998). At September 30, 1998, the Company had $26.5 million outstanding under the line of credit with $26.0 million bearing interest at a weighted average IBOR interest rate of 7.05%, and additional borrowing capacity under the line of credit of $13.5 million. In June 1998, the Company amended its line of credit agreement to increase the amount available under the line of credit to $40.0 million from $30.0 million. Additionally, at that time, the restriction associated with the ratio of maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") was adjusted from 3.25:1.0 to 3.75:1.0 until December 31, 1998.

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

The Company's working capital requirements have increased due to an increase in the Company's Water Transmission business, which is characterized by lengthy production periods and extended payment cycles, an increase in Tubular Products sales, and an increase in the purchase of imported steel, which has a longer lead time between the order date and anticipated date of receipt. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

ACQUISITIONS AND GOODWILL. In March 1998, the Company acquired all of the outstanding capital stock of Southwestern and P&H, both Texas corporations. The Company paid a purchase price of $40.1 million in cash. The excess of the acquisition cost over the fair value of the net assets acquired, of $20.5 million, is being amortized over 40 years, using the straight-line method. (SEE
NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

On June 9, 1998, the Company acquired from L.B. Foster Company, the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility located in Parkersburg, West Virginia (the "Parkersburg Facility"). The Company paid $5.3 million for the Parkersburg Facility. The Company also acquired the Parkersburg Facility's inventory net of assumed accounts payable. (SEE NOTE 4 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.)

YEAR 2000 ISSUE. Like most other companies, the Year 2000 computer issue creates risks for the Company. The Year 2000 issue exists because many computer programs use two digit rather than four digit date fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company's business, financial condition or results of operations.

The Company has undertaken various initiatives intended to ensure that its computer systems and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer systems and software" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as telephone systems, fax machines, manufacturing equipment and other miscellaneous systems and equipment. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts.

Based upon its assessment efforts to date, the Company believes that certain of the computer systems and software it currently uses will require replacement or modification. Specifically, the Company has determined that certain components of its telephone systems will require replacement and that software upgrades will be required with respect to certain of its IT systems. The Company currently anticipates that its internal Year 2000 assessment initiatives will be completed by the end of the first quarter of 1999. The Company estimates that as of September 30, 1998, it had completed approximately 30% of the assessment, remediation and testing initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer systems and software. The projects comprising the remaining 70% of the initiatives are expected to be completed by the end of the first quarter of 1999.

The Company is working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. The Company has received verbal responses from approximately 60% of the suppliers contacted to date, most of which have indicated that their products and operations are Year 2000 compliant. The Company intends to pursue the receipt of written certification of Year 2000 compliance from all critical suppliers. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supply. It is expected that the Company's assessment of critical suppliers' Year 2000 compliance will be completed by the end of the first quarter of 1999.

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $200,000, which expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of September 30, 1998, the Company had incurred costs of approximately $20,000 related to its Year 2000 assessment, remediation and testing efforts. In addition, the Company has determined that it must replace certain telephone system components with an estimated replacement cost of $150,000 as a result of the Year 2000 issue. No other material capital equipment replacements related to the Year 2000 issue have been identified to date.

The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Finally, if there are infrastructure failures, such as disruptions in the supply of electricity, water or communications services, or major institutions, such as the government, foreign or domestic banking systems are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are forward-looking statements that are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and certifications, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the reliability of third party assessments and certifications, and similar uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

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



                             PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the third quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 9,195 shares of Common Stock were issued at exercise price of $1.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

     Exhibit No.
     27       Financial Data Schedule

(b) Reports on Form 8-K

A Current Report on Form 8-K/A, Amendment No. 2, was filed with the Securities and Exchange Commission on August 24, 1998 disclosing, under Item 7, financial statements related to the acquisitions of Southwestern Pipe, Inc. and P&H Tube Corporation. Combined financial statements (as restated) for Southwestern Pipe, Inc. and P&H Tube Corporation as of September 30, 1997 and for the period from May 1, 1997 to September 30, 1997, and pro forma consolidated financial statements for Northwest Pipe Company and Subsidiaries were filed as part of this report.

No other reports on Form 8-K were filed during the quarter ended September 30, 1998.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 1998


                                   NORTHWEST PIPE COMPANY

                                   By: /s/ WILLIAM R. TAGMYER
                                       ----------------------
                                   William R. Tagmyer
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   By: /s/ JOHN D. MURAKAMI
                                       --------------------
                                   John D. Murakami
                                   Vice President, Chief Financial Officer,
                                   (Principal Financial Officer)