Form 10-K405
period 1998-12-31
NORTHWEST PIPE CO
filed 1999-03-30
CIK 1001385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the common equity held by non-affiliates of the Registrant was $58,690,354 as of March 12, 1999 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant's Common Stock as of March 12, 1999 was 6,449,232 shares.


                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 1999.

                             NORTHWEST PIPE COMPANY
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                         Page
                                                                         ----
Item 1   -        Business                                                  1
Item 2   -        Properties                                                5
Item 3   -        Legal Proceedings                                         6
Item 4   -        Submission of Matters to a Vote
                  of Security Holders                                       6

                                     PART II

Item 5   -        Market for the Registrant's Common
                  Equity and Related Stockholder Matters                    7
Item 6   -        Selected Financial Data                                   7
Item 7   -        Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                8
Item 7A -         Quantitative and Qualitative Disclosures About
                  Market Risk                                              14
Item 8   -        Financial Statements and Supplementary
                  Data                                                     14
Item 9   -        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   14


                                    PART III

Item 10  -        Directors and Executive Officers of the
                  Registrant                                               15
Item 11  -        Executive Compensation                                   15
Item 12  -        Security Ownership of Certain Beneficial
                  Owners and Management                                    15
Item 13  -        Certain Relationships and Related
                  Transactions                                             15


                                     PART IV

Item 14  -        Exhibits, Financial Statement Schedule
                  and Reports on Form 8-K                                  16

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Northwest Pipe Company ("the Company") manufactures welded steel pipe in two groups. In its Water Transmission business (the "Water Transmission" business), the Company is a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In its Tubular Products business (the "Tubular Products" business), the Company manufactures smaller diameter, electric resistance welded ("ERW") steel pipe for use in a wide range of construction, agricultural and industrial applications. In 1998, Water Transmission and Tubular Products revenues represented approximately 60% and 40% of the Company's net sales, respectively. Headquartered in Portland, Oregon, the Company operates eight manufacturing facilities. Water transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California (both are near Los Angeles); and Parkersburg, West Virginia. Tubular Products are manufactured in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana.

In May 1996, the Company acquired Thompson Pipe and Steel Company, a manufacturer of steel water transmission pipe headquartered in Denver, Colorado. The principal asset acquired was a steel pipe manufacturing facility located in Denver, Colorado.

In December 1996, the Company acquired, from California Steel Pressure Pipe Company, certain assets of its Riverside, California plant, which included two spiral mills and one ERW mill. The Riverside, California plant had been closed in December 1996 by California Steel Pressure Pipe Company. In January 1997, the Company began producing water transmission pipe at the Riverside plant and managing this facility from its Adelanto, California facility.

In March 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The principal business of both Southwestern and P&H was the manufacture and sale of structural and mechanical tubing products. Southwestern owned and operated a manufacturing facility in Houston, Texas. P&H owned and operated a manufacturing facility in Bossier City, Louisiana. The Company continues to operate the acquired plants, equipment and other property for the same purpose.

In June 1998, the Company acquired from L.B. Foster Company, the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility located in Parkersburg, West Virginia (the "Parkersburg Facility"). The Company also acquired the Parkersburg Facility's inventory net of assumed accounts payable. The Parkersburg Facility was used in the manufacture of large diameter, high pressure steel pipe products. The Company continues to operate the Parkersburg Facility for the same purpose.

PRODUCTS

WATER TRANSMISSION PRODUCTS. Water transmission pipe is used for (i) high-pressure applications, typically requiring pipe able to withstand pressures in excess of 150 pounds per square inch, and (ii) other industrial and structural applications. All of the Company's Water Transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plant piping. The Company has the capability to manufacture water transmission pipe in diameters ranging from 4" to 156" with wall thicknesses of 0.135" to 3.00". The Company has the capability to coat and line these products with cement mortar, polyethylene tapes, paints and coal tar enamel according to the customers' specifications. The Company maintains fabrication facilities and provides installation contractors with custom fabricated sections as well as straight pipe sections.

TUBULAR PRODUCTS. The Company's Tubular Products range in size from 0.50" to 16" in diameter with wall thicknesses from 0.035" to 0.315", square tubing from 0.75" to 3", and rectangular tubing from 0.50" x 1" to 3" x 4". These products are typically sold to pipe distributors or original equipment manufacturers and are used for a wide variety of applications. The tubular products industry, however, serves very large markets with products that generally have wall thicknesses greater than those that the Company has traditionally manufactured.

The Company has added new product lines in its Tubular Products business as management identified opportunities for sustainable growth. For example, in 1989 the Company entered the fire protection sprinkler system market with its branded product FLAME-OUT, and in 1993 the Company began marketing WELL-LIFE, a water well casing product. These new products represented an expansion of the Company's focus from the light-wall, large diameter niche markets to include higher volume, more competitive markets. The Company acquired and installed a new tubular products mill in its Portland, Oregon facility, which was operational in 1998. This new mill gives the Company the ability to manufacture products with smaller diameters and heavier wall thicknesses for uses in industrial piping, oil and gas transmission, fire protection systems and other applications. The Company intends to continue to pursue future opportunities to broaden its product lines by adding products that will take advantage of the Company's available manufacturing capacity, existing marketing channels and manufacturing expertise.

MARKETING

WATER TRANSMISSION. The primary customers for Water Transmission products are installation contractors for projects funded by public water agencies, including states, municipalities and water districts. Water Transmission products are marketed primarily in the United States and Canada. High freight costs reduce the Company's competitiveness as the distances from its manufacturing facilities increase.

The Company's Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with the Company's capabilities and close contact with the project designers and owners throughout the design phase. The Company's in-house sales force is composed of sales representatives, engineers and support personnel who work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects. As a public water agency develops a pipeline project, the Company's professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe, and in certain cases may be successful in influencing the specifications to favor the Company's products. After an agency completes a design, they publicize the upcoming bidding for a water transmission project. The Company then obtains detailed plans and develops its estimate for the pipe portion of the project. The Company typically bids to installation contractors who include the Company's bid in their proposal to the public water agency. A public water agency generally awards the entire project to the contractor with the lowest responsible bid.

Because a substantial portion of the Company's Water Transmission revenue is derived from sales related to public water transmission projects, the Company's sales could be adversely impacted by a change in the number of projects planned by public water agencies, adjustments in governmental spending, general budgetary constraints or the inability of governmental entities to issue debt. A decline in the number of such projects or in the funding available for such projects could have a material adverse effect on the Company's business, financial condition and results of operations.

TUBULAR PRODUCTS. The Company's Tubular Products are marketed through a network of direct sales force personnel and independent distributors in the United States and Canada. The Company's marketing strategy focuses on customer service and customer relationships. For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers. In 1998, approximately 75% of the Company's Tubular Products sales were to pipe distributors, and approximately 25% were to original equipment manufacturers. The Company's sales effort emphasizes regular personal contact with current and potential customers. The Company supplements this effort with targeted advertising, participation in trade shows and brochures. The Company's plant locations in Oregon, Kansas, Texas and Louisiana allow the Company to efficiently serve customers throughout the United States and in Canada.

MANUFACTURING

WATER TRANSMISSION. Water Transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on the Company's proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, paint, epoxies and cement mortar. Linings may be coal tar enamel, cement mortar or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in the Company's fabrication facilities. The pipe is final inspected and prepared for shipment. The Company ships its products to project sites principally by truck and rail.

TUBULAR PRODUCTS. Tubular products are manufactured by the ERW process in diameters ranging from 0.50" to 16". This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders and cut into the appropriate lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated.

TECHNOLOGY. Advances in technology help the Company produce high quality products at competitive prices. Recent investments in technological improvements include in-house impact testing capabilities with state of the art metallurgical optics, laser seam tracking systems and an ultraviolet light coating system. To stay abreast of technological developments in the United States and abroad, the Company participates in trade shows, industry associations, research projects and vendor trials of new products.

QUALITY ASSURANCE. The Company has implemented quality assurance policies and procedures, which govern every aspect of its operations to ensure specification compliance. During and after the manufacturing process, the Company performs many tests, including tensile, impact, hydrostatic, ultrasonic and radiographic tests. The Quality Assurance department reports directly to the chief executive officer. As a reflection of its commitment to quality, the Company has been certified for specific products or operations by Factory Mutual, Underwriters Laboratory, Steel Plate Fabricators Association, American Society for Mechanical Engineers, National Sanitary Foundation and the American Petroleum Institute. The Company's Oregon facility is ISO 9002 certified and the Company is in the process of registering all of its facilities to meet the requirements of the ISO 9002 standard.

PRODUCT LIABILITY. The manufacturing and use of steel pipe involves a variety of risks. Certain losses may result or be alleged to result from defects in the Company's products, thereby subjecting the Company to claims for damages, including consequential damages. The Company warrants its products to be free of certain defects. The Company maintains insurance coverage against potential product liability claims in the amount of $52 million, which it believes to be adequate. However, there can be no assurance that product liability claims exceeding the Company's insurance coverage will not be experienced in the future or that the Company will be able to maintain such insurance with adequate coverage.

BACKLOG

The Company's backlog includes confirmed orders, including the balance of projects in process, and projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however, cancellation would generally obligate the customer to pay the costs incurred by the Company. As of December 31, 1998 and 1997, the Company's backlog of orders was approximately $82.0 million and $54.5 million, respectively. Backlog as of December 31, 1998 includes projects having a value of approximately $4.6 million for which binding contracts had not yet been executed. Backlog orders as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

COMPETITION

WATER TRANSMISSION. The Company has several competitors in the Water Transmission business. Most Water Transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with the Company. The Company's primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, the Company's primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Company and US Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros. and Hanson Concrete Products, Inc., which manufacture concrete cylinder pipe.

The Company is not aware of any competitors that are currently planning to enter the water transmission business within the Company's markets. The Company believes the cost of constructing a facility, the long lead time before a manufacturing plant could compete effectively, product acceptance and the high standards for product quality and manufacturing experience required by project specifications all serve as barriers to entry. However, no assurance can be given that a new or existing competitor will not establish new facilities or expand its capacity within the Company's market areas. New or expanded facilities or competitors could have a material adverse effect on the Company's business, financial condition and results of operations.

TUBULAR PRODUCTS. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. During the latter half of 1998, the Company experienced pricing pressures primarily in its West Coast Tubular Products market, which it believes was the result of increased foreign price competition. The Company expects pricing pressures from foreign competitors to continue into 1999. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RAW MATERIALS AND SUPPLIES

The Company purchases hot rolled steel coil from a number of primary domestic and import steel producers including National Steel Corporation, California Steel Industries, Inc., Tuscaloosa Steel Corporation, Thyssen Trading and Nucor. Additionally, Oregon Steel Mills is in the process of adding steel coil manufacturing capabilities to its facility located approximately one mile from the Company's Portland manufacturing facility. The Company orders steel according to its business forecasts for its Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process. From time to time, the

Company may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of the Company's cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Historically, the Company has sought to recover increases in steel prices through price increases of its products. There can be no assurance that steel prices will not increase or that the Company will be successful in implementing related price increases on its products.

The Company also relies on certain suppliers of coating materials, lining materials and certain custom fabricated items. The Company has at least two suppliers for most of its raw materials. The Company believes its relationships with its suppliers are positive and has no indication that it will experience shortages of raw materials or components essential to its production processes or that it will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of December 31, 1998, the Company had approximately 1,000 full-time employees. Approximately 23% were salaried and approximately 77% were employed on an hourly basis. A union represents all of the hourly employees at the Company's Denver, Colorado facility. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

PORTLAND, OREGON The Portland, Oregon facility consists of 300,000 square feet of covered manufacturing space located on approximately 25 acres. The Company operates six pipe mills at its Portland, Oregon facility.

ATCHISON, KANSAS The Atchison, Kansas facility consists of 60,000 square feet of covered manufacturing space located on 40 acres. The Company operates two pipe mills at its Atchison, Kansas facility.

ADELANTO AND RIVERSIDE, CALIFORNIA The Adelanto, California facility consists of 85,000 square feet of covered manufacturing space located on 70 acres. The Company operates two pipe mills at its Adelanto, California facility. The Riverside, California facility consists of 72 acres with approximately 46,100 square feet of covered manufacturing space, and the Company operates two spiral mills and one ERW mill at this facility.

DENVER, COLORADO The Denver, Colorado facility consists of approximately 157,000 square feet of covered manufacturing space located on approximately 40 acres, and the Company operates two pipe mills from this facility.

BOSSIER CITY, LOUISIANA The Bossier City facility has two pipe mills with approximately 111,000 square feet of covered manufacturing space, located on 24 acres.

HOUSTON, TEXAS The Houston, Texas facility has three mills with approximately 185,000 square feet of covered manufacturing space, located on 15 acres.

PARKERSBURG, WEST VIRGINIA The Parkersburg, West Virginia facility has two mills, with approximately 110,000 square feet of covered manufacturing space, located on 92 acres.

As of December 31, 1998, the Company owned all of its facilities, except for the Riverside, California facility, which was leased to the Company with an option to purchase. The Company exercised its option to purchase the Riverside, California facility in January 1999.

The Company has available manufacturing capacity at each of its facilities and believes most of its facilities are adequate for its immediate and near-term requirements. To take advantage of market opportunities at existing and the newly acquired facilities, the Company has identified capital projects that will allow it to expand those facilities to meet the expected growth opportunities. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND NOTE 14 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "NWPX." The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 1997 and 1998 were as follows.

                                                                LOW                  HIGH
   1997
   First Quarter                                            $  15 7/8           $   20 1/4
   Second Quarter                                              14 3/4               18 1/2
   Third Quarter                                               17                   27
   Fourth Quarter                                              21                   27

   1998
   First Quarter                                            $  17 3/4           $   24 1/2
   Second Quarter                                              20 3/8               24 1/8
   Third Quarter                                               16                   23 3/4
   Fourth Quarter                                              14 7/8               18 1/2

There were 83 shareholders of record and approximately 2,100 beneficial shareholders at March 12, 1999. There were no cash dividends declared or paid in fiscal years 1998 or 1997. The Company does not anticipate paying cash dividends in the foreseeable future.

During the fourth quarter of 1998, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 1,616 shares of Common Stock were issued at an exercise price of $1.00. These transactions were effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
                                                    1998          1997          1996         1995        1994
                                                    ----          ----          ----         ----        ----
                                                            In thousands, except per share amounts
CONSOLIDATED STATEMENT OF INCOME DATA:

Net sales                                      $    209,516  $    150,833    $ 135,182  $    97,715  $   73,641
Gross profit                                         41,664        31,117       30,942       19,576      11,980
Net income                                           12,581        11,100       10,404        5,107       2,161
Basic earnings per share                               1.96          1.73         1.92         6.11        3.10
Diluted earnings per share                             1.90          1.68         1.85         1.44        0.65

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                $     54,237  $     51,051    $  35,737  $    22,438  $    9,944
Total assets                                        234,151       132,051      101,424       64,454      56,808
Long-term debt, less current portion                 76,321        39,944       14,356       12,040      20,998
Stockholders' equity                                 83,715        70,779       59,694       33,729      11,519

                                     PART II

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

OVERVIEW

The Company manufactures Water Transmission products in facilities located in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; and Parkersburg, West Virginia. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana facilities.

The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for tubular products. Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company's market area since each population center determines its own waterworks requirements. Demand for Tubular Products is influenced by construction, the energy market, the agricultural economy and general economic conditions.

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's business segments.

                                                     Year Ended December 31,
                                              -------------------------------------
                                                 1998         1997           1996
                                              ---------    ---------      ---------
     Net sales:
       Water transmission                         59.5 %       65.8 %        66.5 %
       Tubular products                           40.5         34.2          33.5
                                              ---------    ---------      ---------
     Total net sales                             100.0        100.0         100.0
     Cost of sales                                80.1         79.4          77.1
                                              ---------    ---------      ---------
          Gross profit                            19.9         20.6          22.9
     Selling, general and administrative
         expenses                                  7.6          7.5           8.5
                                              ---------    ---------      ---------
     Operating income                             12.3         13.1          14.4
     Interest expense, net                         2.3          1.2           1.7
                                              ---------    ---------      ---------
     Income before income taxes                   10.0         11.9          12.7
     Provision for income taxes                    4.0          4.5           5.0
                                              ---------    ---------      ---------
          Net income                               6.0 %        7.4 %         7.7 %
                                              ---------    ---------      ---------
                                              ---------    ---------      ---------
     Gross profit as a percentage of
          segment net sales:
       Water transmission                         23.0%        22.9%         26.0%
       Tubular products                           15.3         16.3          16.8


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES. Net sales increased 38.9% to $209.5 million in 1998 from $150.8 million in 1997. No single customer accounted for 10% or more of total net sales in 1998 or 1997.

Water Transmission sales increased 25.5% to $124.6 million in 1998 from $99.3 million in 1997. The increase resulted primarily from higher production brought about by improved market conditions in 1998 and increased sales attributable to the Parkersburg Facility, which was acquired in June 1998.

Tubular Products sales increased 64.8% to $84.9 million in 1998 from $51.5 million in 1997. The increase was primarily the result of sales attributable to P&H Tube Corporation ("P&H") and Southwestern Pipe, Inc. ("Southwestern"), which were acquired in March 1998, and increased demand in certain product lines.

GROSS PROFIT. Gross profit increased 33.9% to $41.7 million (19.9% of total net sales) in 1998 from $31.1 million (20.6% of total net sales) in 1997.

Water Transmission gross profit increased 26.3% to $28.7 million (23.0% of segment net sales) in 1998 from $22.7 million (22.9% of segment net sales) in 1997. Water Transmission gross profit as a percentage of segment net sales increased slightly in 1998 compared to 1997. In the first six months of 1998, the Company experienced lower bidding activity, unfavorable pricing pressures and shipping delays. In the latter half of 1998, demand and production increased as market conditions and bidding activity improved.

Gross profit from Tubular Products increased 54.4% to $12.9 million (15.3% of segment net sales) in 1998 from $8.4 million (16.3% of segment net sales) in 1997. During 1998, the Company experienced pricing pressures in its Tubular Products markets, which it believes was the result of increased foreign price competition. This increased foreign price competition and to a lesser degree, an unfavorable product mix, partially offset by a decrease in raw material prices in the fourth quarter of 1998, resulted in a decrease in

Tubular Products gross profit as a percentage of net sales in 1998. The Company expects pricing pressures resulting from imported products to continue to effect Tubular Products gross profit into 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 39.3% to $15.9 million (7.6% of total net sales) in 1998 from $11.4 million (7.5% of total net sales) in 1997. The increase was primarily the result of additional operating costs related to the acquisitions completed in March and June 1998.

INTEREST EXPENSE. Interest expense increased to $4.8 million in 1998 from $1.8 million in 1997. The increase in interest expense resulted from increased borrowings used to finance the acquisitions made in March and June 1998, and to support higher production and sales levels.

INCOME TAXES. The Company's effective tax rate was approximately 40% in 1998, compared to approximately 38.1% in 1997. The increase in the effective tax rate was due primarily to acquisitions which resulted in non-deductible goodwill. In connection with the acquisition of Thompson Pipe and Steel Company in May 1996, the Company acquired net operating loss carryforwards which, due to an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended, are subject to an annual limitation of approximately $338,000 during the 15 year carryforward period. The Company had approximately $5.1 million of net carryforwards remaining at December 31, 1998.

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

Gross profit increased slightly from $30.9 million (22.9% of total net sales) in 1996 to $31.1 million (20.6% of total net sales) in 1997. Water Transmission gross profit decreased 2.7% from $23.4 million (26.0% of segment net sales) in 1996 to $22.7 million (22.9% of segment net sales) in 1997. Water Transmission gross profit was impacted by lower bidding activity, which resulted in unfavorable pricing pressures, weather related delays and delays in receipt of steel shipments. Gross profit from Tubular Products increased 10.5 % to $8.4 million (16.3% of segment net sales) in 1997 from $7.6 million (16.8% of segment net sales) in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

In November 1996, the Company completed a public offering of 2.3 million shares of its common stock, 1.1 million shares by the Company and 1.2 million shares by certain shareholders of the Company, which resulted in net proceeds to the Company of approximately $15.3 million. The Company finances operations with internally generated funds and available borrowings. At December 31, 1998, the Company had cash and cash equivalents of $524,000.

Net cash used in operating activities in 1998 was $3.1 million. This was primarily a net result of $12.6 million of net income, non-cash adjustments for depreciation and amortization of $3.7 million, an increase in accounts payable of $11.0 million, and an increase in deferred income taxes of $2.2 million; offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts, net trade receivables and inventories of $3.4 million, $12.3 million and $18.2 million, respectively. The increase in deferred income taxes resulted primarily from differences in the book and tax basis of assets acquired in the acquisitions made in 1998. The increases in accounts payable and inventories were attributable to the timing and volume of steel purchases and payments, and an increase in raw materials inventory resulting from purchases of imported steel which necessitate a greater amount of time between the order date and the anticipated date of receipt. The increases in trade receivables and in costs and estimated earnings in excess of billings on uncompleted contracts primarily resulted from increased production levels related to the acquisitions made in 1998 as well as improved market conditions.

Net cash used in investing activities in 1998 was $62.1 million, which primarily resulted from expenditures for the acquisitions of Southwestern and P&H in March 1998, the Parkersburg Facility in June 1998, the new tubular products mill in Portland, Oregon, and the construction of a propane tank manufacturing facility which is underway in Monterrey, Mexico. The Company has no other material commitments for capital expenditures, but expects that capital expenditures in 1999 will approximate $10 million.

Net cash provided by financing activities in 1998 was $64.9 million, which primarily resulted from $27.2 million in borrowings under the Company's line of credit agreement and $40.0 million of proceeds received from the sale of the Company's Series A and Series B Senior Notes in April 1998.

The Company had the following significant components of debt at December 31, 1998: a $45 million credit agreement under which $34.2 million was outstanding; $10.0 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; Industrial Development Bond of $3.0 million with variable interest rate of 3.27%; and a capital lease obligation of $2.0 million which bears interest at 7.0%.

The credit agreement expires on September 30, 2001 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.75% (6.56% at December 31, 1998), or at prime less 0.5% (7.75% at December 31, 1998). At December 31, 1998, the Company had $34.2 million outstanding under the line of credit with $32.0 million bearing interest at a weighted average IBOR interest rate of 6.80%, $2.2 million bearing interest at 7.75% and additional borrowing capacity under the line of credit of $10.8 million. In June 1998, the Company amended its line of credit agreement to increase the amount available under the line of credit to $40.0 million from $30.0 million and adjusted the restriction associated with the ratio of maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") from 3.25:1.0 to 3.75:1.0 until December 31, 1998. In December 1998, the Company amended its line of credit agreement to increase the amount available under the line of credit to $45.0 million from $40.0 million and adjusted the restriction associated with the ratio of maximum funded debt to EBITDA from 3.75:1.0 to 4.00:1.0 until March 31, 1999. The restriction associated with this ratio will be reduced to 3.75:1.0 on June 30, 1999, to 3.50:1.0 on September 30, 1999, 3.25:1.0 on December 31, 1999,
and 3.00:1.0 until September 30, 2001. SEE NOTE 6 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In April 1998, the Company issued $40.0 million of Senior Notes, without collateral. The notes were issued in two series: Series A Senior Notes for $10.0 million bearing interest at 6.63%, which mature on April 1, 2005, with semi-annual interest payments due in April and October, and equal principal payments commencing on April 1, 1999; and Series B Senior Notes for $30.0 million bearing interest at 6.91%, which mature on April 1, 2008, with semi-annual interest payments due in April and October, and equal principal payments commencing on April 1, 2002. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company also has $35.0 million of 6.87% Senior Notes outstanding, without collateral, which mature on November 15, 2007, and require semi-annual interest payments in May and November, and equal annual principal payments commencing on November 15, 2001. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company's working capital requirements have increased due to an increase in the Company's Water Transmission business, which is characterized by lengthy production periods and extended payment cycles, an increase in Tubular Products sales, and an increase in the purchase of imported steel, which has a longer lead time between the order date and anticipated date of usage. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

ACQUISITIONS AND GOODWILL. In March 1998, the Company acquired all of the outstanding capital stock of Southwestern and P&H, both Texas corporations. The Company paid a purchase price of $40.1 million in cash. The excess of the acquisition cost over the fair value of the net assets acquired, of $23.7 million, is being amortized over 40 years, using the straight-line method. SEE
NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

On June 9, 1998, the Company acquired from L.B. Foster Company, the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility located in Parkersburg, West Virginia (the "Parkersburg Facility"). The Company paid $5.3 million for the Parkersburg Facility. The Company also acquired the Parkersburg Facility's inventory net of assumed accounts payable. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

Based upon its assessment efforts to date, the Company believes that certain of the computer systems and software it currently uses will require replacement or modification. Specifically, the Company has determined that certain components of its telephone systems will require replacement. The Company currently anticipates that its internal Year 2000 assessment initiatives will be completed by the end of the first quarter of 1999. The Company estimates that as of December 31, 1998, it had completed approximately 40% of the assessment, remediation and testing initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer systems and software. The projects comprising the remaining 60% of the initiatives are expected to be completed by the end of the second quarter of 1999.

The Company is working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. The Company has received verbal responses from approximately 80% of the suppliers contacted to date, most of which have indicated that their products and operations are Year 2000 compliant. The Company intends to pursue the receipt of written certification of Year 2000 compliance from all critical suppliers. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supply. It is expected that the Company's assessment of critical suppliers' Year 2000 compliance will be completed by the end of the second quarter of 1999.

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $200,000, which expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of December 31, 1998, the Company had incurred costs of approximately $30,000 related to its Year 2000 assessment, remediation and testing efforts. In addition, the Company has determined that it must replace certain telephone system components with an estimated replacement cost of $150,000 as a result of the Year 2000 issue. No other material capital equipment replacements related to the Year 2000 issue have been identified to date.

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

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by June 30, 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in Notes 1, 6 and 7 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The information required by this item is included under the caption QUARTERLY DATA, in Note 15 of Notes to Consolidated Financial Statements as listed in
Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions INFORMATION AS TO NOMINEES AND CONTINUING DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No disclosures required.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)    FINANCIAL STATEMENTS

The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.

                                                                                       Page
                                                                                       ----
       Report of  Independent Accountants                                               F-1

       Consolidated Statements of Income for the years ended
       December 31, 1998, 1997 and 1996                                                 F-2

       Consolidated Balance Sheets as of
       December 31, 1998 and 1997                                                       F-3

       Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1998, 1997 and 1996                             F-4

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996                                                 F-5

       Notes to Consolidated Financial Statements                                       F-6

 (a) (2)    FINANCIAL STATEMENT SCHEDULE

The following schedule and report of independent public accountants are filed herewith:

                                                                                      Page
                                                                                      ----

    Schedule II               Valuation and Qualifying Accounts                        S-1

    Report of Independent Accountants on Financial Statement Schedule                  S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

    (a) (3)       EXHIBITS INCLUDED HEREIN:

       Exhibit No.
       -----------
 (1)    3.1       Second Restated Articles of Incorporation
 (1)    3.2       Second Amended and Restated Bylaws
 (1)   10.2       1986 Incentive Stock Option Plan*
 (1)   10.3       1995 Stock Option Plan for Nonemployee Directors *
 (1)   10.4       Registration Rights Agreement
 (1)   10.5       Loan Agreement dated May 1, 1990 between the Company and
                   California Statewide Communities Development Authority
 (2)   10.6       Stock Purchase Agreement dated as of May 8, 1996 among
                   Northwest Pipe Company, Thompson Pipe and Steel Company, CHL
                   Holdings, Inc. and Inter-City Products Corporation
 (3)   10.7       Amended 1995 Stock Incentive Plan*
 (4)   10.8       Note Purchase Agreement dated November 1, 1997
 (4)   10.9       Stock Purchase Agreement dated March 6, 1998 by and among
                  Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube
                  Corporation, Lewis Family Investments Partnership, Ltd., Philip
                  C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H.
                  Cottle,  Barry J. Debroeck, Horace M. Jordan and William B.
                  Stuessy (the "Stock Purchase Agreement")
 (5)   10.10      Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted)
 (6)   10.11      Amended and Restated Loan Agreement with Bank of America
                  National Trust and Savings Association and US National Bank
                  Association, dated June 30, 1998
 (7)   10.12      First Amendment to Amended and Restated Loan Agreement, dated
                  December 23, 1998
 (7)   21         Subsidiaries of the Registrant
 (7)   23         Consent of PricewaterhouseCoopers LLP
 (7)   27         Financial Data Schedule

*This exhibit constitutes a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308.
(2) Incorporated by reference to Exhibits to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on June 14, 1996).
(3) Incorporated by reference to Exhibits to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.
(4) Incorporated by reference to Exhibits to the Company's Report on Form 8-K (as filed with the Securities and Exchange Commission on March 20, 1998).
(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (as filed with the Securities and Exchange Commission on May 15, 1998).
(6) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (as filed with the Securities and Exchange Commission on August 14, 1998).
(7)  Filed herewith.

(b)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 1999.


                                      NORTHWEST PIPE COMPANY

                                      By /s/ WILLIAM R. TAGMYER
                                         ----------------------
                                      William R. Tagmyer
                                      Chairman of the Board
                                      and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 26th day of March 1999.

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


/s/ VERN B. RYLES, JR.     Director
----------------------
Vern B. Ryles, Jr.


/s/ WARREN K KEARNS        Director
----------------------
Warren K. Kearns

                                                                    SCHEDULE II



                             NORTHWEST PIPE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                         BALANCE AT    CHARGED TO    DEDUCTION     BALANCE AT
                                                        BEGINNING OF   PROFIT AND       FROM        CLOSE OF
                                                           PERIOD         LOSS        RESERVES       PERIOD
                                                        ------------   ----------    ---------     ----------
Year ended December 31, 1998:
      Allowance for doubtful trade receivables             $1,825         $416         $1,195        $1,046

Year ended December 31, 1997:
      Allowance for doubtful trade receivables             $1,680         $266          $121         $1,825

Year ended December 31, 1996:
      Allowance for doubtful trade receivables              $867          $921          $108         $1,680

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Northwest Pipe Company

Our audits of the consolidated financial statements referred to in our report dated February 9, 1999 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP


Portland, Oregon
February 9, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Portland, Oregon
February 9, 1999

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Year Ended December 31,
                                               ------------------------------------------------
                                                    1998              1997              1996
                                               ------------      ------------     -------------
     Net sales                                 $    209,516      $    150,833     $     135,182
     Cost of sales                                  167,852           119,716           104,240
                                               ------------      ------------     -------------
       Gross profit                                  41,664            31,117            30,942

     Selling, general and administrative
        expenses                                     15,859            11,382            11,530
                                               ------------      ------------     -------------
        Operating income                             25,805            19,735            19,412

     Interest expense, net                            4,835             1,616             1,961
     Interest expense to related parties                 --               201               228
                                               ------------      ------------     -------------
        Income before income taxes                   20,970            17,918            17,223

     Provision for income taxes                       8,389             6,818             6,819
                                               ------------      ------------     -------------
        Net income                             $     12,581      $     11,100     $      10,404
                                               ------------      ------------     -------------
                                               ------------      ------------     -------------

     Basic earnings per share                  $       1.96      $       1.73     $        1.92
                                               ------------      ------------     -------------
                                               ------------      ------------     -------------
     Diluted earnings per share                $       1.90      $       1.68     $        1.85
                                               ------------      ------------     -------------
                                               ------------      ------------     -------------

     Shares used in per share calculations:

            Basic                                     6,435             6,405             5,408
                                               ------------      ------------     -------------
                                               ------------      ------------     -------------
            Diluted                                   6,628             6,622             5,631
                                               ------------      ------------     -------------
                                               ------------      ------------     -------------



        The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                            December 31,          December 31,
                                                                                1998                  1997
                                                                          ---------------        --------------
ASSETS
  Current assets:
    Cash and cash equivalents                                             $           524        $          904
    Trade receivables, less allowance for doubtful accounts
      of $1,046 and $1,825                                                         41,719                25,162
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                       23,270                19,914
    Inventories                                                                    49,269                20,530
    Refundable income taxes                                                         2,800                 3,307
    Deferred income taxes                                                           1,794                   447
    Prepaid expenses and other                                                      1,733                 1,402
                                                                          ---------------        --------------
      Total current assets                                                        121,109                71,666
 Property and equipment, net                                                       87,139                57,447
 Goodwill, net                                                                     23,223                    --
 Restricted assets                                                                  2,300                 2,300
 Other assets                                                                         380                   638
                                                                          ---------------        --------------
                                                                          $       234,151        $      132,051
                                                                          ---------------        --------------
                                                                          ---------------        --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                                 $        34,200        $        7,000
    Current portion of long-term debt                                               1,679                   250
    Current portion of capital lease obligations                                    2,000                 2,175
    Accounts payable                                                               23,524                 8,116
    Accrued liabilities                                                             5,469                 3,074
                                                                          ---------------        --------------
      Total current liabilities                                                    66,872                20,615
   Long-term debt, less current portion                                            76,321                38,490
   Capital lease obligations, less current portion                                     --                 1,454
   Minimum pension liability                                                           58                   294
   Deferred income taxes                                                            7,185                   419
                                                                          ---------------        --------------
      Total liabilities                                                           150,436                61,272

  Commitments and contingencies (Notes 8 and 12)

  Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued or outstanding                                                        -                     -
    Common stock, $.01 par value, 15,000,000 shares authorized,
       6,447,516 and 6,411,402 shares issued and outstanding                           64                    64
    Additional paid-in-capital                                                     38,849                38,725
    Retained earnings                                                              44,858                32,277
    Accumulated other comprehensive income (loss):
           minimum pension liability                                                  (56)                 (287)
                                                                          ---------------        --------------
      Total stockholders' equity                                                   83,715                70,779
                                                                          ---------------        --------------
                                                                          $       234,151        $      132,051
                                                                          ---------------        --------------
                                                                          ---------------        --------------

        The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                 Accumulated
                                              Common Stock           Additional                      Other            Total
                                       -------------------------      Paid-in        Retained   Comprehensive    Stockholders'
                                          Shares        Amount         Capital       Earnings    Income (Loss)       Equity
                                       ------------------------------------------------------------------------------------------
Balances, December 31, 1995              5,258,299        $ 53        $ 22,903       $ 10,773                        $ 33,729
Net income                                                                             10,404                          10,404
Issuance of common stock
   under stock option plans                 59,069           1              65                                             66
Repurchase of common stock                    (174)                         (2)                                            (2)
Tax benefit of stock options
   exercised                                                               238                                            238
Proceeds from sale of common
   stock, net of issuance costs
   of $400                               1,071,792          10          15,249                                         15,259
Reclassification                                                            93                        $ (93)
                                       ------------      ------       ---------      ---------      ---------       ----------
Balances,  December 31, 1996             6,388,986          64          38,546         21,177           (93)           59,694
Net income                                                                             11,100                          11,100
Issuance of common stock
   under stock option plans                 22,416                          49                                             49
Minimum pension liability
   adjustment                                                                                          (194)             (194)
Tax benefit of stock options
   exercised                                                               130                                            130
                                       ------------      ------       ---------      ---------      ---------       ----------
Balances,  December 31, 1997             6,411,402          64          38,725         32,277          (287)           70,779
Net income                                                                             12,581                          12,581
Issuance of common stock
   under stock option plans                 36,334                          45                                             45
Repurchase of common stock                    (220)                         (4)                                            (4)
Minimum pension liability
   adjustment                                                                                           231               231
Tax benefit of stock options
   Exercised                                                                83                                             83
                                       ------------      ------       ---------      ---------      ---------       ----------
Balances, December 31, 1998              6,447,516        $ 64        $ 38,849       $ 44,858         $ (56)         $ 83,715
                                       ------------      ------       ---------      ---------      ---------       ----------
                                       ------------      ------       ---------      ---------      ---------       ----------


        The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                     Year Ended December 31,
                                                                          --------------------------------------------
                                                                                1998           1997            1996
                                                                          -------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      12,581  $       11,100  $      10,404
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                                 3,685           2,242          2,022
    Deferred income tax provision                                                 2,199           3,010              3
    Gain on sale of property and equipment                                         (342)              -              -
  Changes in current assets and liabilities:
    Trade receivables, net                                                      (12,302)         (1,940)         1,919
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                      (3,357)         (9,164)         1,031
    Inventories                                                                 (18,182)            (46)        (6,358)
    Refundable income taxes                                                         507          (3,307)             -
    Prepaid expenses and other                                                     (222)           (113)           405
    Accounts payable                                                             10,978          (1,814)        (2,860)
    Accrued and other liabilities                                                 1,315          (4,301)           389
                                                                          -------------  --------------  -------------
      Net cash (used in) provided by operating activities                        (3,140)         (4,333)         6,955
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          (16,185)        (20,351)        (6,680)
   Proceeds from sale of property and equipment                                   1,670               -              -
   Acquisitions, net of cash acquired                                           (47,856)              -        (10,587)
   Other assets                                                                     259          (2,081)            96
                                                                          -------------  --------------  -------------
     Net cash used in investing activities                                      (62,112)        (22,432)       (17,171)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                           41              49         15,323
   Proceeds from long-term debt                                                   40,000          35,000             -
   Payments on long-term debt                                                      (740)         (8,410)        (3,286)
   Net proceeds (payments) under notes payable                                    27,200           (302)         1,845
   Payments on capital lease obligations                                         (1,629)           (299)          (106)
   Payments on capital lease obligations to related party                             -          (2,671)          (115)
                                                                          -------------  --------------  -------------
     Net cash provided by financing activities                                   64,872          23,367         13,661
                                                                          -------------  --------------  -------------
     Net (decrease) increase in cash and cash equivalents                          (380)         (3,398)         3,445
   Cash and cash equivalents, beginning of period                                   904           4,302            857
                                                                          -------------  --------------  -------------
   Cash and cash equivalents, end of period                               $         524  $          904  $       4,302
                                                                          -------------  --------------  -------------
                                                                          -------------  --------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, net of amounts capitalized    $       3,836  $        1,450  $       1,969
  Cash paid during the period for income taxes                                    5,836           6,741          7,901
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Tax benefit of nonqualified stock options exercised                     $          83  $          130  $         238
  Capital lease obligations incurred                                                  -           1,869              -
  Acquisitions:
    Cost in excess of fair value of assets acquired                       $      23,717  $            -  $           -
    Fair value of assets acquired                                                32,941               -         27,403
    Fair value of liabilities assumed                                             8,802               -         16,816

        The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated. The Company manufactures steel pipe in two segments at plants located in Portland, Oregon; Denver, Colorado; Adelanto, California; Atchison, Kansas; Riverside, California; Houston, Texas; Bossier City, Louisiana; and Parkersburg, West Virginia.

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

PROPERTY AND EQUIPMENT

Property and equipment, including land, buildings and equipment under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases land, buildings and equipment under long-term capital leases, which are being amortized on a straight-line basis over estimated useful lives.

Estimated useful lives by major classes of property and equipment are as follows:


   Land improvements                     20 years
   Buildings                             30 years
   Equipment                             5-18 years

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill at December 31, 1998 was $23.2 million. Goodwill is being amortized on the straight-line method over 40 years. Amortization charged to operations was $494 for 1998. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1998.

REVENUE RECOGNITION

Revenue from construction contracts in the Company's Water Transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue from the Company's Tubular Products segment is recognized when products are shipped.

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

EARNINGS PER SHARE

In December 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Under SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 192,590, 216,989 and 223,225 for the years ended December 31, 1998, 1997 and 1996, respectively, were used in the calculations of diluted earnings per share. Options to purchase 108,074 shares of common stock at prices of $21.00 to $22.875 per share were outstanding during 1998, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock. The options, which expire in 2008, were outstanding at December 31, 1998.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company's long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

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

COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income. Comprehensive income is the total of net income and all other non-owner changes in equity.

                                                            Year Ended December 31,
                                              ----------------------------------------------------
                                                    1998              1997               1996
                                              -------------     --------------     ---------------
Net income                                    $      12,581     $       11,100     $       10,404
Minimum pension liability adjustment                    231               (194)               (93)
                                              -------------     --------------     ---------------
Comprehensive income                          $      12,812     $       10,906     $       10,311
                                              -------------     --------------     ---------------
                                              -------------     --------------     ---------------

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

2.  ACQUISITIONS:

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

The Parkersburg Facility was employed in the manufacture of large diameter, high pressure steel pipe products. The Company will continue to operate the Parkersburg Facility for the same purpose. The accompanying consolidated financial statements include the results of operations of the Parkersburg Facility from the date of acquisition.

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H"), both Texas corporations. The Company paid a purchase price of $40.1 million. The excess of the acquisition cost over the fair value of the net assets acquired of approximately $23.7 million, is being amortized over 40 years using the straight-line method.

The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products. Southwestern owns and operates a manufacturing facility in Houston, Texas. P&H owns and operates a manufacturing facility in Bossier City, Louisiana. The Company will continue to operate the acquired plants, equipment and other property for the same purpose.

The following unaudited pro forma information represents the results of operations of the Company as if the Southwestern and P&H acquisitions had occurred at the beginning the period presented. Pro forma data for the preceding period is not available as Southwestern and P&H became separate operating companies on May 1, 1997.

                                                                (Unaudited)
                                                            For the Year Ended
                                                             December 31, 1998
                                                            -------------------
    Net sales                                                $    214,625
    Net income                                                     12,809
    Diluted earnings per share                                       1.93

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

In May 1996, the Company acquired Thompson Pipe and Steel Company ("Thompson Pipe and Steel"), a manufacturer of water transmission pipe headquartered in Denver, Colorado. The Company purchased all of the issued and outstanding capital stock of Thompson Pipe and Steel from Inter-City Products Corporation, a corporation based in Toronto, Canada, and its affiliates ("ICP") for approximately $6.1 million in cash. The principal asset acquired by the Company was a steel pipe manufacturing facility located in Denver, Colorado, which the Company continues to operate.

All of the above acquisitions were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The accompanying consolidated financial statements include the results of operations from the dates of acquisition.

3.   COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED
     CONTRACTS:

                                                                            December 31,
                                                                       1998               1997
                                                                 -------------      ------------
       Costs incurred on uncompleted contracts                   $      69,214      $     54,572
       Estimated earnings                                               22,264            11,804
                                                                 -------------      ------------
                                                                        91,478            66,376
       Less billings to date                                           (68,208)          (46,462)
                                                                 -------------      ------------
                                                                 $      23,270      $     19,914
                                                                 -------------      ------------
                                                                 -------------      ------------

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts which include achievement of milestones, partial shipments or completion of the contracts.

4.  INVENTORIES:

                                                                            December 31,
                                                                        1998               1997
                                                                   -----------        ------------
         Finished goods                                            $    12,404        $      5,854
         Raw materials                                                  34,769              12,809
         Materials and supplies                                          2,096               1,867
                                                                   -----------        ------------
                                                                   $    49,269        $     20,530
                                                                   -----------        ------------
                                                                   -----------        ------------

5.       PROPERTY AND EQUIPMENT:

                                                                              December 31,
                                                                        1998                1997
                                                                   ------------       -------------
         Land and improvements                                     $     10,387       $       6,461
         Buildings                                                       19,655              12,762
         Equipment                                                       71,893              34,063
         Property and equipment under capital leases                      2,733               3,232
         Construction in progress                                         7,964              24,608
                                                                   ------------       -------------
                                                                        112,632              81,126
         Less accumulated depreciation and amortization                 (25,493)            (23,679)
                                                                   ------------       -------------
                                                                   $     87,139       $      57,447
                                                                   ------------       -------------
                                                                   ------------       -------------

Accumulated amortization associated with property and equipment under capital leases was $129 and $106 at December 31, 1998, and 1997, respectively.

6.  NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 1998, the Company had a $45.0 million line of credit agreement, under which $34.2 million was outstanding, with $32.0 million bearing interest at a weighted average IBOR interest rate of 6.80%, $2.2 million bearing interest at 7.75% and additional borrowing capacity under the line of credit of $10.8 million. The credit agreement expires on September 30, 2001 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.75% (6.56% at December 31, 1998), or at prime less 0.5% (7.75% at December 31,
1998).

The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. In June 1998, the Company amended the line of credit agreement to increase the amount available under the line of credit to $40.0 million from $30.0 million and adjusted the covenant associated with the ratio of maximum funded debt to EBITDA from 3.25:1.0 to 3.75:1.0 until December 31, 1998. In December 1998, the Company amended its line of credit agreement to increase the amount available under the line of credit to $45.0 million from $40.0 million and adjusted the covenant associated with the ratio of maximum funded debt to EBITDA from 3.75:1.0 to 4.00:1.0 until March 31, 1999. The covenant associated with this ratio will be reduced to 3.75:1.0 on June 30, 1999, to 3.50:1.0 on September 30, 1999, 3.25:1.0 on December 31, 1999, and 3.00:1.0
until September 30, 2001. At December 31, 1998 the Company was in compliance with all covenants specified in the line of credit agreement.

At December 31, 1997, the Company had $7.0 million outstanding under the credit agreement at a weighted average IBOR interest rate of 6.534%.

7. LONG-TERM DEBT:

                                                                                          December 31,
                                                                                    ----------------------
                                                                                      1998          1997
                                                                                    ---------     --------
        Industrial Development Bond, issued in accordance with Internal Revenue
        Code Section 144(a), variable interest (3.27% at December 31, 1998 and
        3.85% at December 31, 1997) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed
        by an irrevocable letter of credit from a bank                               $  3,000     $  3,740

        Senior Notes, due in annual payments of $5.0 million beginning November
        15, 2001, plus interest at 6.87% paid semi-annually, on May 15 and
        November 15, without collateral                                                35,000       35,000

        Series A Senior Notes, due in annual payments of $1.4 million beginning
        April 1, 1999, plus interest at 6.63% paid semi-annually, on April 1 and
        October 1, without collateral                                                  10,000            -

        Series B Senior Notes, due in annual payments of $4.3 million beginning
        April 1, 2002, plus interest at 6.91% paid semi-annually, on April 1 and
        October 1, without collateral                                                  30,000            -
                                                                                    ---------     --------
        Total long-term debt                                                         $ 78,000     $ 38,740
                                                                                    ---------     --------
                                                                                    ---------     --------

        Amounts are displayed on the consolidated balance sheet as follows:
           Current portion of long-term debt                                         $  1,679     $    250
           Long-term debt, less current portion                                        76,321       38,490
                                                                                    ---------     --------
                                                                                     $ 78,000     $ 38,740
                                                                                    ---------     --------
                                                                                    ---------     --------

The Company is required to maintain certain financial ratios under its long-term debt agreements. As of December 31, 1998, the most restrictive of these was a requirement to maintain maximum funded debt, as defined, to earnings before interest, taxes, depreciation and amortization of 4.00 to 1.0 and a requirement to maintain a debt service coverage ratio of 2.0 to 1.0. At December 31, 1998, the Company was in compliance with all financial ratios specified in its long-term debt agreements.

Future principal payments are as follows:


      1999                                    $   1,679
      2000                                        1,679
      2001                                        6,678
      2002                                       10,964
      2003                                       10,964
      Thereafter                                 46,036
                                              ---------
                                              $  78,000
                                              ---------
                                              ---------

Interest expense was $4,835, net of amounts capitalized of $1,554, in 1998. Interest expense was $1,817, net of amounts capitalized of $707, in 1997. All interest costs incurred in 1996 were expensed.

8.  LEASES:

CAPITAL LEASES

At December 31, 1998, the Company leased land, buildings and improvements at its Riverside, California facility. In January 1999, the Company exercised the option to purchase the Riverside facility. The future minimum lease payments under the Company's capital lease, due through the date the property was purchased, were $2,000.

OPERATING LEASES

The Company has entered into various equipment leases with terms of five years or less. Total rental expense for 1998, 1997 and 1996 was $967, $1,323, and $1,060, respectively. Future minimum payments for operating leases with initial or remaining terms in excess of one year are:


      1999                                          $   397
      2000                                              238
      2001                                              218
      2002                                              139
      2003                                               19
                                                    -------
                                                    $ 1,011
                                                    -------
                                                    -------

9.  RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of employee contributions to the plan, subject to certain limitations. The Company also has two noncontributory defined benefit plans which cover substantially all employees at its Denver, Colorado facility. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. Total expense for all retirement plans in 1998, 1997 and 1996 amounted to $533, $412 and $422, respectively.

10. CAPITAL STOCK:

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

11. STOCK-BASED COMPENSATION PLANS:

The Company has two stock compensation plans for employees and directors. The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price which is 100 percent of the fair value of the Company's stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules which range from immediate to five years. Options terminate 10 years from the date of grant. There were 784,594, 820,928 and 643,344 shares of common stock reserved for issuance under the Company's stock compensation plans at December 31, 1998, 1997 and 1996, respectively.

A summary of status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the year ended on those dates is presented below:

                                                                                   Exercise Price
                                                                          --------------------------------
                                                                                               Weighted
                                                                            Options            Average
                                                                          Outstanding       Exercise Price
                                                                          -----------       --------------
    Balance, December 31, 1995                                                320,413            $ 2.70
    Options granted                                                            20,000             14.19
    Options exercised                                                         (59,069)             1.12
    Options canceled                                                             (534)             4.78
                                                                          -----------       --------------
    Balance, December 31, 1996                                                280,810              3.85
    Options granted                                                           155,500             18.60
    Options exercised                                                        (22,416)              2.20
    Options canceled                                                           -                      -
                                                                          -----------       --------------
    Balance, December 31, 1997                                                413,894              9.48
    Options granted                                                           109,613             21.15
    Options exercised                                                         (36,334)             1.25
    Options canceled                                                           (3,039)            20.00
                                                                          -----------       --------------
    Balance, December 31, 1998                                                484,134            $12.67
                                                                          -----------       --------------
                                                                          -----------       --------------

The weighted average grant date fair value of options granted during 1998, 1997 and 1996 was $7.69, $6.17 and $4.44, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:

                        Options Outstanding                                    Options Exercisable
--------------------------------------------------------------------     -----------------------------
                                           Weighted       Weighted                           Weighted
                                           Average         Average                           Average
     Range of                             Remaining       Exercise                           Exercise
  Exercise Prices        Number of       Contractual        Price          Number of          Price
     Per Share            Options        Life (years)     Per Share         Options         Per Share
     ---------            -------        ------------     ---------         -------         ---------
$0.87 - $1.00                68,935          3.74          $ 0.96           68,935           $  0.96
$4.78                       133,125          6.47             4.78          96,445              4.78
$11.50 - $18.75             170,000          8.03            18.07          74,628             17.68
$18.88 - $22.88             112,074          9.12            21.07          26,198             21.46
                          ---------                                        -------
Totals                      484,134                                        266,206
                          ---------                                        -------
                          ---------                                        -------

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 1998, 1997 and 1996, respectively: 266,206 at $9.05, 221,899 at $5.55, and 183,978 at $2.95.

SFAS 123, "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for the recognition of cost related to stock option plans. Adoption of the accounting requirements of SFAS 123 is optional. As a result, the Company continues to apply Accounting Principles Board opinion No. 25 and related interpretations in accounting for its plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

The fair value of each option granted in 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions :

                                                        Year Ended December 31,
                                         --------------------------------------------------------
                                              1998                 1997                  1996
                                         -------------         ------------          ------------
Risk-free interest rate                  5.55% - 5.64%         6.12% -6.61%          5.23%-6.46%
Expected dividend yield                             0%                   0%                   0%
Expected volatility                             29.31%               24.70%               19.48%
Expected lives                              five years           five years           five years

Had the Company used the fair value methodology for determining compensation expense, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

                                                                 Year Ended December 31,
                                                    ----------------------------------------------
                                                         1998             1997             1996
                                                    ------------     ------------     ------------
    Net income - as reported                        $     12,581     $     11,100     $     10,404
    Net income - pro forma                                12,244           10,507           10,350
    Diluted earnings per share - as reported                1.90             1.68             1.85
    Diluted earnings per share - pro forma                  1.85             1.59             1.84

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts.

12.  COMMITMENTS AND CONTINGENCIES:

LITIGATION

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

COMMITMENTS

As of December 31, 1998, the Company had outstanding raw material purchase commitments of approximately $7.1 million.

13.  INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                   Year Ended December 31,
                                                  -------------------------------------------------------
                                                         1998                1997               1996
                                                  --------------       -------------      ---------------
Current:
   Federal                                        $        5,076       $       3,189      $       5,394
   State                                                   1,114                 619              1,267
Deferred:
   Federal                                                 1,972               2,624                136
   State                                                     227                 386                 22
                                                  --------------       -------------      ---------------
                                                  $        8,389       $       6,818      $       6,819
                                                  --------------       -------------      ---------------
                                                  --------------       -------------      ---------------

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

                                                                   Year Ended December 31,
                                                  -------------------------------------------------------
                                                         1998                1997               1996
                                                  --------------       -------------      ---------------
Provision at statutory rate                       $        7,340       $       6,092      $       5,856
State provision, net of federal benefit                      951                 896                836
Other                                                         98                (170)               127
                                                  --------------       -------------      ---------------
                                                  $        8,389       $       6,818      $       6,819
                                                  --------------       -------------      ---------------
                                                  --------------       -------------      ---------------

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                                December 31,
                                                                      ------------------------------
                                                                           1998              1997
                                                                      ------------      ------------
     Deferred tax assets:
     Property and equipment                                           $         69      $        730
     Accrued employee benefits                                                 632               537
     Inventories                                                               378               316
     Net operating loss carryforwards                                        1,980             1,763
     Other                                                                      65                57
                                                                      ------------      ------------
     Total deferred tax assets                                        $      3,124      $      3,403
                                                                      ------------      ------------
                                                                      ------------      ------------

     Deferred tax liabilities:
     Trade receivables, net                                           $       (895)     $       (542)
     Property and equipment                                                 (7,620)           (2,815)
     Other                                                                       -               (18)
                                                                      ------------      ------------
     Total deferred tax liabilities                                         (8,515)           (3,375)
                                                                      ------------      ------------

     Net deferred tax assets (liabilities)                            $     (5,391)     $         28
                                                                      ------------      ------------
                                                                      ------------      ------------

     Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
           Deferred tax assets - current                              $      1,794      $        447
           Deferred tax liabilities - noncurrent                            (7,185)             (419)
                                                                      ------------      ------------
     Net deferred tax assets                                          $     (5,391)     $         28
                                                                      ------------      ------------
                                                                      ------------      ------------

      As of December 31, 1998, the Company had approximately $5.1 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $338 per year during the 15 year carryforward period which expires in 2011.

14.  SEGMENT INFORMATION:

Effective for the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

The Company's Water Transmission segment manufactures and markets large diameter, high pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high pressure water transmission pipelines in the United States and Canada. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto, California, and Riverside, California; and Parkersburg, West Virginia, and are sold primarily to public water agencies either directly or through an installation contractor.

The Company's Tubular Products segment manufactures and markets smaller diameter, electric resistance welded steel pipe for use in a wide range of construction, agricultural and industrial applications. Tubular

Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas and Bossier City, Louisiana facilities. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States and Canada.

Based on the location of the customer, the Company sold products only in the United States and Canada. As of December 31, 1998, all material long-lived assets are located in the United States.

                                                              Year Ended December 31,
                                                   ---------------------------------------------
                                                      1998              1997              1996
                                                   ---------         ---------         ---------
        Net Sales:
          Water Transmission                       $ 124,612         $  99,317         $  89,943
          Tubular Products                            84,904            51,516            45,239
                                                   ---------         ---------         ---------
            Total                                  $ 209,516         $ 150,833         $ 135,182
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

        Gross Profit:
          Water Transmission                       $  28,718         $  22,733         $  23,358
          Tubular Products                            12,946             8,384             7,584
                                                   ---------         ---------         ---------
            Total                                  $  41,664         $  31,117         $  30,942
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

        Interest Expense, Net:
          Water Transmission                       $   2,220         $   1,681         $   1,888
          Tubular Products                             2,615               136               301
                                                   ---------         ---------         ---------
            Total                                  $   4,835         $   1,817         $   2,189
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

        Depreciation and Amortization
          of Property and Equipment:
          Water Transmission                       $   1,916         $   1,781         $   1,606
          Tubular Products                             1,150               387               351
                                                   ---------         ---------         ---------
            Total                                      3,066             2,168             1,957
          Corporate                                      125                74                65
                                                   ---------         ---------         ---------
            Total                                  $   3,191         $   2,242         $   2,022
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

        Amortization of Intangible Assets:
          Water Transmission                       $       -         $       -         $       -
          Tubular Products                               494                 -                 -
                                                   ---------         ---------         ---------
            Total                                  $     494         $       -         $       -
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

        Capital Expenditures:
          Water Transmission                       $   7,302         $   8,235         $   1,898
          Tubular Products                             8,656            12,898             4,619
                                                   ---------         ---------         ---------
            Total                                     15,958            21,133             6,517
          Corporate                                      227             1,087               163
                                                   ---------         ---------         ---------
            Total                                  $  16,185         $  22,220         $   6,680
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

        Net Sales by Geographic Area:
           United States                           $ 204,904         $ 144,399         $ 130,139
           Canada                                      4,612             6,434             5,043
                                                   ---------         ---------         ---------
              Total                                $ 209,516         $ 150,833         $ 135,182
                                                   ---------         ---------         ---------
                                                   ---------         ---------         ---------

                                                Year Ended December 31,
                                           ---------------------------------
                                                1998               1997
                                           --------------     --------------
Total Assets:
  Water Transmission                        $     117,128     $      86,219
  Tubular Products                                108,853            37,813
                                           --------------     --------------
    Total                                         225,981           124,032
  Corporate                                         8,170             8,019
                                           --------------     --------------
     Total                                  $     234,151     $     132,051
                                           --------------     --------------
                                           --------------     --------------


No one customer represented more than 10% of total sales in 1998, 1997 or 1996.


15.  QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 1998 and 1997 is as follows:

                                First             Second           Third           Fourth
                                Quarter           Quarter          Quarter         Quarter
                             ------------      ------------     -----------     -------------
1998:
Net sales:
   Water transmission        $     21,904      $     27,866     $    36,214     $      38,628
   Tubular products                16,336            26,144          23,054            19,370
                             ------------      ------------     -----------     -------------
      Total net sales        $     38,240      $     54,010     $    59,268     $      57,998

Gross profit:
   Water transmission        $      3,997      $      6,151     $     9,383     $       9,187
   Tubular products                 2,504             4,850           2,814             2,778
                             ------------      ------------     -----------     -------------
      Total gross profit     $      6,501      $     11,001     $    12,197     $      11,965

Net income                   $      1,723      $      3,241     $     4,226     $       3,391

Earnings per share:
   Basic                     $       0.27      $       0.50     $      0.66     $        0.53
   Diluted                   $       0.26      $       0.49     $      0.64     $        0.51

1997:
Net sales:
   Water transmission        $     25,744      $     22,482     $    26,208     $      24,883
   Tubular products                12,013            14,959          13,531            11,013
                             ------------      ------------     -----------     -------------
      Total net sales        $     37,757      $     37,441     $    39,739     $      35,896

Gross profit:
   Water transmission        $      5,434      $      5,639     $     6,342     $       5,318
   Tubular products                 2,076             2,498           2,161             1,649
                             ------------      ------------     -----------     -------------
      Total gross profit     $      7,510      $      8,137     $     8,503     $       6,967

Net income                   $      2,415      $      2,962     $     3,299     $       2,424

Earnings per share:
   Basic                     $       0.38      $       0.46     $      0.51     $        0.38
   Diluted                   $       0.37      $       0.45     $      0.50     $        0.36