Form 10-Q
period 1999-03-31
NORTHWEST PIPE CO
filed 1999-05-07
CIK 1001385

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1999
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

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

COMMON STOCK, PAR VALUE $.01 PER SHARE                   6,449,232
               (Class)                   (Shares outstanding at April 30, 1999)


===============================================================================

                             NORTHWEST PIPE COMPANY
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                               Page
------------------------------                                               ----
Item 1.  Financial Statements:

              Consolidated Balance Sheets - March 31, 1999
              and December 31, 1998............................................2

              Consolidated Statements of Income - Three Months Ended
              March 31, 1999 and 1998..........................................3

              Consolidated Statements of Cash Flows - Three Months Ended
              March 31, 1999 and 1998..........................................4

              Notes to Consolidated Financial Statements.......................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................12

                             NORTHWEST PIPE COMPANY
                           CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                          March 31,         December 31,
                                                                            1999               1998
                                                                       --------------      -------------
   ASSETS                                                               (Unaudited)
     Current assets:
       Cash and cash equivalents                                       $        1,827      $         524
       Trade receivables, less allowance for doubtful
         accounts of $1,094 and $1,046                                         48,576             41,719
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                              20,648             23,270
       Inventories                                                             47,207             49,269
       Refundable income taxes                                                  2,800              2,800
       Deferred income taxes                                                    1,794              1,794
       Prepaid expenses and other                                               1,450              1,733
                                                                       --------------      -------------
         Total current assets                                                 124,302            121,109
       Property and equipment, less accumulated
          depreciation of $26,504 and $25,493                                  88,458             87,139
       Goodwill, net                                                           23,082             23,223
       Restricted assets                                                        2,300              2,300
       Other assets, net                                                          311                380
                                                                       --------------      -------------
                                                                       $      238,453      $     234,151
                                                                       --------------      -------------
                                                                       --------------      -------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Note payable to financial institution                           $       39,300      $      34,200
       Current portion of long-term debt                                        1,679              1,679
       Current portion of capital lease obligations                                 -              2,000
       Accounts payable                                                        18,482             23,524
       Accrued liabilities                                                      9,062              5,469
                                                                       --------------      -------------
         Total current liabilities                                             68,523             66,872
      Long-term debt, less current portion                                     76,321             76,321
      Minimum pension liability                                                    58                 58
      Deferred income taxes                                                     7,185              7,185
                                                                       --------------      -------------
         Total liabilities                                                    152,087            150,436
                                                                       --------------      -------------
     Stockholders' equity:
       Preferred stock, $.01 par value, 10,000,000 shares
         authorized, none issued or outstanding                                     -                  -
       Common stock, $.01 par value, 15,000,000 shares authorized,
         6,449,232 and 6,447,516 shares issued and outstanding                     64                 64
       Additional paid-in-capital                                              38,857             38,849
       Retained earnings                                                       47,501             44,858
       Accumulated other comprehensive loss -
         minimum pension liability                                                (56)               (56)
                                                                       --------------      -------------
         Total stockholders' equity                                            86,366             83,715
                                                                       --------------      -------------
                                                                       $      238,453      $     234,151
                                                                       --------------      -------------
                                                                       --------------      -------------

        The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              Three months ended March 31,
                                                             -----------------------------
                                                                1999             1998
                                                             ----------       ----------
     Net sales                                               $   57,531       $   38,240
     Cost of sales                                               46,517           31,739
                                                             ----------       ----------
     Gross profit                                                11,014            6,501

     Selling, general and administrative expense                  4,542            3,052
                                                             ----------       ----------
        Income from operations                                    6,472            3,449

     Interest expense, net                                        2,030              625
                                                             ----------       ----------
        Income before income taxes                                4,442            2,824

     Provision for income taxes                                   1,799            1,101
                                                             ----------       ----------
        Net income                                           $    2,643       $    1,723
                                                             ----------       ----------
                                                             ----------       ----------

       Basic earnings per share                              $     0.41       $     0.27
                                                             ----------       ----------
                                                             ----------       ----------
       Diluted earnings per share                            $     0.40       $     0.26
                                                             ----------       ----------
                                                             ----------       ----------
     Shares used in per share calculations:
       Basic                                                      6,443            6,416
                                                             ----------       ----------
                                                             ----------       ----------
       Diluted                                                    6,602            6,631
                                                             ----------       ----------
                                                             ----------       ----------

        The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three months ended March 31,
                                                                            -----------------------------
                                                                               1999              1998
                                                                            ----------        ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $    2,643        $    1,723
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                              1,152               849
      Provision for doubtful accounts                                               48               215
    Changes in current assets and liabilities, net of acquisitions:
      Trade receivables                                                         (6,905)           (5,874)
      Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                    2,622             2,012
      Inventories                                                                2,062            (5,672)
      Prepaid expenses and other                                                   283               462
      Accounts payable                                                          (5,042)           10,336
      Accrued and other liabilities                                              3,593             1,844
                                                                            ----------        ----------
        Net cash provided by operating activities                                  456             5,895

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                        (2,330)           (4,311)
     Acquisitions, net of cash acquired                                              -           (39,754)
     Other assets                                                                   69                67
                                                                            ----------        ----------
       Net cash used in investing activities                                    (2,261)          (43,998)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the sale of common stock, net                                     8                 -
     Net proceeds (payments) under notes payable                                 5,100            39,200
     Payments on capital lease obligations                                      (2,000)                -
                                                                            ----------        ----------
       Net cash provided by financing activities                                 3,108            39,200
                                                                            ----------        ----------

       Net increase in cash and cash equivalents                                 1,303             1,097
     Cash and cash equivalents, beginning of period                                524               904
                                                                            ----------        ----------
     Cash and cash equivalents, end of period                               $    1,827        $    2,001
                                                                            ----------        ----------
                                                                            ----------        ----------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest, net of amounts               $      685        $      204
  capitalized
  SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
     Cost in excess of fair value of assets acquired                        $        -        $   23,717
     Fair value of assets acquired                                                   -            32,941
     Fair value of liabilities assumed                                               -             8,802

        The accompanying notes are an integral part of these consolidated financial statements.

                             NORTHWEST PIPE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K for the year then ended.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any portion thereof.

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

2.  EARNINGS PER SHARE

The Company has adopted FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Under SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 158,868 and 214,968 for the three months ended March 31, 1999 and 1998, respectively, were used in the calculations of diluted earnings per share. Options to purchase 270,016 shares of common stock at prices of $15.75 to $22.88 per share were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3.  INVENTORIES

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

                                     March 31,         December 31,
                                       1999                1998
                                   ------------        -------------
    Finished goods                 $     18,485         $     12,404
    Raw materials                        26,626               34,769
    Materials and supplies                2,096                2,096
                                   ------------        -------------
                                   $     47,207         $     49,269
                                   ------------        -------------
                                   ------------        -------------

4.  SEGMENT INFORMATION

The Company has adopted FASB Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

                                             Three months ended March 31,
                                            -----------------------------
                                                1999             1998
                                            -------------     -----------
Net Sales:
  Water Transmission                        $      35,706     $    21,904
  Tubular Products                                 21,825          16,336
                                            -------------     -----------
    Total                                   $      57,531     $    38,240
                                            -------------     -----------
                                            -------------     -----------
Gross Profit:
  Water Transmission                        $       8,149     $     3,997
  Tubular Products                                  2,865           2,504
                                            -------------     -----------
    Total                                   $      11,014     $     6,501
                                            -------------     -----------
                                            -------------     -----------

5.  ACQUISITIONS

On March 31, 1999, the Company announced that it had signed a letter of intent to acquire North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies and had sales of approximately $18 million for the twelve months ended December 31, 1998. The Company expects to complete the acquisition in May 1999.

On June 9, 1998, the Company acquired from L.B. Foster Company the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility (the "Parkersburg Facility") for $5.3 million, and acquired the Parkersburg Facility's inventory net of assumed accounts payable. The Parkersburg Facility is employed in the manufacture of large diameter, high pressure steel pipe products.

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H") for $40.1 million. The excess of the acquisition cost over the fair value of the net assets acquired of approximately $23.7 million, is being amortized over 40 years using the straight-line method. The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products.

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

The Company's net sales and net income may fluctuate significantly from quarter to quarter due to the size and schedule for deliveries of certain Water Transmission orders and due to the seasonality of the Company's Tubular Products business. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. The Company's business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on the Company's business, financial condition and results of operations.

OVERVIEW

The Company manufactures and markets welded steel pipe in two business segments. Its Water Transmission segment is a leading supplier of large diameter, high pressure steel pipe products that are used primarily for water transmission in the United States and Canada. Its Tubular Products Group manufactures smaller diameter steel pipe for a wide range of construction, agricultural, energy, industrial and mechanical applications. The Company is headquartered in Portland, Oregon. Water Transmission products are manufactured in the Company's Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; and Parkersburg, West Virginia facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana facilities.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's business segments.

                                                   Three months ended March 31,
                                                   ---------------------------
                                                      1999            1998
                                                   ----------      ----------
Net sales
  Water Transmission                                  62.1%           57.3%
  Tubular Products                                    37.9            42.7
                                                   ----------      ----------
Total net sales                                      100.0           100.0
Cost of sales                                         80.9            83.0
                                                   ----------      ----------
     Gross profit                                     19.1            17.0
Selling, general and administrative expense            7.9             8.0
                                                   ----------      ----------
Income from operations                                11.2             9.0
Interest expense, net                                  3.5             1.6
                                                   ----------      ----------
Income before income taxes                             7.7             7.4
Provision for income taxes                             3.1             2.9
                                                   ----------      ----------
Net income                                             4.6%            4.5%
                                                   ----------      ----------
                                                   ----------      ----------
Gross profit as a percentage of segment net sales:
  Water Transmission                                  22.8%           18.2%
  Tubular Products                                    13.1            15.3

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

SALES. Net sales increased 50.4% to $57.5 million in the first quarter of 1999, from $38.2 million in the first quarter of 1998.

Water Transmission sales increased 63.0% to $35.7 million in the first quarter of 1999 from $21.9 million in the first quarter of 1998, primarily as a result of higher production resulting from improved market conditions in the first quarter of 1999 and increased sales attributable to the Parkersburg Facility, which was acquired in June 1998. Late in the first quarter of 1999, several Water Transmission projects expected to be produced during the second quarter of 1999 were postponed, which is expected to negatively impact sales in that quarter.

Tubular Products sales increased 33.6% to $21.8 million in the first quarter of 1999 from $16.3 million in the first quarter of 1998. The increase was primarily the result of sales attributable to P&H Tube Corporation ("P&H") and Southwestern Pipe, Inc. ("Southwestern"), which were acquired in March 1998, and increased production related to the new Tubular Products mill in the Company's Portland, Oregon facility, which was operational in late 1998. In the first quarter of 1999 and 1998, no single customer accounted for 10% or more of total net sales.

GROSS PROFIT. Gross profit increased 69.4% to $11.0 million (19.1% of total net sales) in the first quarter of 1999 from $6.5 million (17.0% of total net sales) in the first quarter of 1998.

Water Transmission gross profit increased 103.9% to $8.1 million (22.8% of segment net sales) in the first quarter of 1999 from $4.0 million (18.2% of segment net sales) in the first quarter of 1998. During the first quarter of 1998, the Company experienced lower bidding activity, unfavorable pricing pressures and shipping delays. In the first quarter of 1999, demand and production increased due to improvements in general market conditions and bidding activity and the acquisition of the Parkersburg Facility in June 1998.

Tubular Products gross profit increased 14.4% to $2.9 million (13.1% of segment net sales) in the first quarter of 1999 from $2.5 million (15.3% of segment net sales) in the first quarter of 1998, primarily due to the acquisition of P&H and Southwestern in March 1998. Tubular Products gross profit as a percent of segment net sales decreased due to continued pricing pressure from imported products, which the Company expects will continue through at least the first six months of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased 48.8% to $4.5 million (7.9% of total net sales) in the first quarter of 1999 compared to $3.1 million (8.0% of total net sales) in the first quarter of 1998. The increase was primarily the result of additional operating costs related to acquisitions completed in March and June 1998.

INTEREST EXPENSE. Interest expense increased to $2.0 million in the first quarter of 1999 from $625,000 in the first quarter of 1998 due to increased borrowings used to finance the acquisitions made in March and June 1998, and to support higher production and sales levels.

INCOME TAXES. The provision for income taxes increased to $1.8 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998, based upon an expected tax rate of approximately 40% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances operations with internally generated funds and available borrowings. At March 31, 1999, the Company had cash and cash equivalents of $1.8 million.

Net cash provided by operating activities in the first quarter of 1999 was $456,000. This was primarily a net result of $2.6 million of net income, non-cash adjustments for depreciation and amortization of $1.2 million, decreases in costs and estimated earnings in excess of billings on uncompleted contracts and inventories of $2.6 and $2.1 million, respectively, and an increase in accrued liabilities of $3.6 million; offset by an increase in net trade receivables of $6.9 million and a decrease in accounts payable of $5.0 million. The decreases in accounts payable and inventories were primarily attributable to the timing and amount of purchases, payments and utilization of steel. The increase in trade receivables and decrease in costs and estimated earnings in excess of billings on uncompleted contracts primarily resulted from increased product shipments in the first quarter of 1999.

Net cash used in investing activities in the first quarter of 1999 was $2.3 million, which primarily resulted from expenditures related to additions of property and equipment and the completion of construction of the Company's propane tank manufacturing facility in Monterrey, Mexico. Capital expenditures are expected to approximate $10 million in 1999.

Net cash provided by financing activities was $3.1 million in the first quarter of 1999, which resulted from $5.1 million in borrowings under the Company's line of credit agreement offset by a $2.0 million payment of capital lease obligations.

The Company had the following significant components of debt at March 31, 1999: a $45 million credit agreement under which $39.3 million was outstanding; $10.0 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; and an Industrial Development Bond of $3.0 million with variable interest rate of 2.8%.

The credit agreement expires on September 30, 2001 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.75% (6.5% at March 31, 1999), or at prime less 0.5% (7.25% at March 31, 1999). At March 31, 1999, the Company had $39.3 million outstanding under the line of credit with $37.0 million bearing interest at a weighted average IBOR interest rate of 6.50%, $2.3 million bearing interest at 7.25% and additional borrowing capacity under the line of credit of $5.7 million. The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. In December 1998, the Company amended its line of credit agreement which, among other changes, adjusted the restriction associated with the ratio of maximum funded debt to EBITDA from 3.75:1.0 to 4.00:1.0 until March 31, 1999. The restriction associated with this ratio will be further reduced to 3.75:1.0 on June 30, 1999, to 3.50:1.0 on September 30, 1999, 3.25:1.0 on December 31, 1999, and 3.00:1.0 until September 30, 2001.
At March 31, 1999, the Company was in compliance with all covenants specified in the line of credit agreement.

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

To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. SEE NOTE 5 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

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

Based upon its assessment efforts to date, the Company believes that certain of the computer systems and software it currently uses will require replacement or modification. Specifically, the Company has determined that certain components of its telephone systems will require replacement. The Company currently anticipates that its internal Year 2000 assessment initiatives will be completed by the end of the second quarter of 1999. The Company estimates that as of April 30, 1999, it had completed approximately 90% of the assessment, remediation and testing initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer systems and software. The projects comprising the remaining 10% of the initiatives are expected to be completed by the end of the second quarter of 1999.

The Company is working with critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. The Company will request written certification of Year 2000 compliance from all critical suppliers and customers by the end of the second quarter of 1999. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supply. It is expected that the Company's assessment of critical suppliers' Year 2000 compliance will be completed by the end of the second quarter of 1999.

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, is not expected to exceed $200,000, which expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of March 31, 1999, the Company had incurred costs of approximately $35,000 related to its Year 2000 assessment, remediation and testing efforts. In addition, the Company has determined that it must replace approximately $150,000 of certain telephone system components as a result of the Year 2000 issue, which are expected to be replaced by the end of the second quarter of 1999. No other material capital equipment replacements related to the Year 2000 issue have been identified to date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

       Exhibit No.
       -----------
           27         Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 1999

                                       NORTHWEST PIPE COMPANY

                                       By: /s/ WILLIAM R. TAGMYER
                                          ------------------------------------
                                       William R. Tagmyer
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                       By: /s/ JOHN D. MURAKAMI
                                          ------------------------------------
                                       John D. Murakami
                                       Vice President, Chief Financial Officer
                                       (Principal Financial Officer)