Form 10-Q
period 1999-06-30
NORTHWEST PIPE CO
filed 1999-08-02
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 1999
OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY
(Exact name of registrant as specified in its charter)

OREGON	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12005 N. Burgard
Portland, Oregon 97203
(Address of principal executive offices and zip code)

503-285-1400
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:      Yes [ X ] No [  ]

Common Stock, par value $.01 per share	6,450,948
(Class)	(Shares outstanding at July 30, 1999)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30, 1999	December 31, 1998

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,416	$524
Trade receivables, less allowance for doubtful accounts of $1,458 and $1,046
	51,341	41,719
Costs and estimated earnings in excess of billings on uncompleted contracts
	18,148	23,270
Inventories	43,574	49,269
Refundable income taxes	2,999	2,800
Deferred income taxes	1,844	1,794
Prepaid expenses and other	1,249	1,733
Total current assets	121,571	121,109

Property and equipment, less accumulated depreciation and amortization of $27,723 and $25,493
	95,049	87,139
Goodwill, net	22,933	23,223
Restricted assets	2,300	2,300
Other assets, net	370	380
	$242,223	$234,151
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$35,500	$34,200
Current portion of long-term debt	3,558	1,679
Current portion of capital lease obligations	91	2,000
Accounts payable	22,710	23,524
Accrued liabilities	7,583	5,469
Total current liabilities	69,442	66,872

Long-term debt, less current portion	75,458	76,321
Capital lease obligation, less current portion	59	—
Minimum pension liability	58	58
Deferred income taxes	7,744	7,185
Total liabilities	152,761	150,436

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,450,948 and 6,447,516 shares issued and outstanding	64	64
Additional paid-in-capital	38,858	38,849
Retained earnings	50,596	44,858
Accumulated other comprehensive loss - minimum pension liability	(56)	(56)
Total stockholders’ equity	89,462	83,715
	$242,223	$234,151

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998

Net sales	$61,011	$54,010	$118,542	$92,250
Cost of sales	49,213	43,009	95,730	74,748
Gross profit	11,798	11,001	22,812	17,502

Selling, general and administrative expenses	4,689	4,441	9,231	7,493
Income from operations	7,109	6,560	13,581	10,009

Interest expense, net	1,908	1,246	3,938	1,871
Income before income taxes	5,201	5,314	9,643	8,138

Provision for income taxes	2,106	2,073	3,905	3,174
Net income	$3,095	$3,241	$5,738	$4,964

Basic earnings per share	$0.48	$0.50	$0.89	$0.77
Diluted earnings per share	$0.47	$0.49	$0.87	$0.75

Shares used in per share calculations:
Basic	6,450	6,435	6,448	6,425
Diluted	6,617	6,651	6,610	6,645

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	1999	1998
Cash Flows From Operating Activities:
Net income	$5,738	$4,964
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,311	1,646
Provision for doubtful accounts	292	(440)
Gain on sale of property and equipment	(72)	—
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(7,349)	(7,771)
Costs and estimated earnings in excess of billings on uncompleted contracts
	5,123	2,808
Inventories	6,979	(7,669)
Refundable income taxes	—	3,307
Prepaid expenses and other	524	220
Accounts payable	(1,712)	7,773
Accrued and other liabilities	2,003	896
Net cash provided by operating activities	13,837	5,734

Cash Flows From Investing Activities:
Additions to property and equipment	(5,424)	(7,464)
Proceeds from the sale of property and equipment	72	—
Acquisitions, net of cash acquired	(4,312)	(47,088)
Other assets	88	(174)
Net cash used in investing activities	(9,576)	(54,726)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	9	29
Net proceeds (payments) under long-term debt	(1,678)	39,750
Net proceeds under notes payable from financial institutions	1,300	10,500
Payments on capital lease obligations	(2,000)	(187)
Net cash (used in) provided by financing activities	(2,369)	50,092

Net increase in cash and cash equivalents	1,892	1,100
Cash and cash equivalents, beginning of period	524	904
Cash and cash equivalents, end of period	$2,416	$2,004

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,182	$1,577
Income taxes	2,686	1,044
Supplemental Disclosure of Noncash Information:
Tax benefit of nonqualified stock options exercised	$—	$13

Cost in excess of fair value of net assets acquired	$—	$19,297
Fair value of assets acquired	7,988	33,392
Fair value of liabilities assumed	3,852	5,601

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 1998, as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any portion thereof.

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income did not differ from reported net income in the periods presented.

2.  Earnings per Share

The Company has adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Under SFAS 128, basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 167,000 and 216,000 for the three months ended June 30, 1999 and 1998, respectively, and incremental shares of 162,000 and 220,000 for the six months ended June 30, 1999 and 1998, respectively were used in the calculations of diluted earnings per share. Options to purchase 270,000 shares of common stock at prices of $18.75 to $22.88 per share were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3.  Inventories

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

	June 30, 1999	December 31, 1998
Finished goods	$19,782	$12,404
Raw materials	21,696	34,769
Materials and supplies	2,096	2,096
	$43,574	$49,269

4.  Segment Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Net Sales:
Water Transmission	$33,014	$27,866	$68,720	$49,770
Tubular Products	27,997	26,144	49,822	42,480
Total	$61,011	$54,010	$118,542	$92,250

Gross Profit:
Water Transmission	$7,384	$6,152	$15,533	$10,149
Tubular Products	4,414	4,849	7,279	7,353
Total	$11,798	$11,001	$22,812	$17,502

5.  Acquisitions

On June 18, 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies and had sales of approximately $18 million for the twelve months ended December 31, 1998. The purchase price of approximately $5 million has been allocated to the underlying assets and liabilities, including certain debt, of North American. The purchase price is subject to post-closing adjustments expected to be finalized in August 1999.

On June 9, 1998, the Company acquired from L.B. Foster Company the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility (the "Parkersburg Facility") for $5.3 million, and acquired the Parkersburg Facility’ s inventory net of assumed accounts payable. The Parkersburg Facility is employed in the manufacture of large diameter, high pressure steel pipe products.

On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H") for $40.1 million. The excess of the acquisition cost over the fair value of the net assets acquired of approximately $23.7 million is being amortized over 40 years using the straight-line method. The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products.

6.  Shareholder Rights Plan

In June 1999, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquiror, and reserved 150,000 shares of Series A Junior Participating Preferred Stock ("Preferred Stock") for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") per share of common stock, payable to shareholders of record on July 9, 1999. A Right enables the holder, under certain circumstances, to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00 subject to adjustment. The Company may redeem the Rights at a price of $0.10 per Right under certain circumstances.

7.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument’s fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company’s management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business and management’s beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in this Report and from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

The Company’s net sales and net income may fluctuate significantly from quarter to quarter due to the size and schedule for deliveries of certain Water Transmission orders and due to the seasonality of the Company’s Tubular Products business. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company’s common stock. The Company’s business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on the Company’s business, financial condition and results of operations.

Overview

The Company manufactures and markets welded steel pipe in two business segments. Its Water Transmission segment is a leading supplier of large diameter, high pressure steel pipe products that are used primarily for water transmission in the United States and Canada. Its Tubular Products Group manufactures smaller diameter steel pipe for a wide range of construction, agricultural, energy, industrial and mechanical applications, and small LPG tanks. The Company is headquartered in Portland, Oregon. Water Transmission products are manufactured in the Company’ s Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for tubular products. Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company’s market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction, the energy market, the agricultural economy and general economic conditions.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company’s business segments.

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Net sales
Water Transmission	54.1%	51.6%	58.0%	54.0%
Tubular Products	45.9	48.4	42.0	46.0
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	80.7	79.6	80.8	81.0
Gross profit	19.3	20.4	19.2	19.0
Selling, general and administrative expenses
	7.7	8.2	7.8	8.2
Income from operations	11.6	12.2	11.4	10.8
Interest expense, net	3.1	2.4	3.3	2.0
Income before income taxes	8.5	9.8	8.1	8.8
Provision for income taxes	3.4	3.8	3.3	3.4
Net income	5.1%	6.0%	4.8%	5.4%

Gross profit as a percentage of segment net sales:
Water Transmission	22.4%	22.1%	22.6%	20.4%
Tubular Products	15.8	18.6	14.6	17.3

Second Quarter and Six Months Ended June 30, 1999 Compared to Second Quarter and Six Months Ended June 30, 1998

Net Sales. Net sales increased 13.0% to $61.0 million in the second quarter of 1999, from $54.0 million in the second quarter of 1998, and increased 28.5% to $118.5 million in the first six months of 1999, from $92.3 million in the first six months of 1998.

Water transmission sales increased 18.5% to $33.0 million in the second quarter of 1999 from $27.9 million in the second quarter of 1998, and increased 38.0% to $68.7 million in the first six months of 1999 from $49.8 million in the first six months of 1998. The increases were primarily due to higher overall production brought about by improved market conditions during the latter half of 1998 and 1999, and increased sales attributable to the Parkersburg Facility, which was acquired in June 1998, and North American, which was acquired in June 1999. Late in the first quarter of 1999, several Water Transmission projects expected to be produced during the second quarter of 1999 were postponed, which negatively impacted sales in the quarter.

Tubular products sales increased 7.1% to $28.0 million in the second quarter of 1999 from $26.1 million in the second quarter of 1998 and increased 17.3% to $49.8 million in the first six months of 1999 from $42.5 million in the first six months of 1998. The increases were primarily the result of increased sales attributable to P&H and Southwestern which were acquired in March 1998, and increased production related to the a new production line in the Company’s Portland, Oregon facility, which was operational in late 1998.

No single customer accounted for 10% or more of total net sales in the second quarter or first six months of 1999 or 1998.

Gross Profit. Gross profit increased 7.2% to $11.8 million (19.3% of total net sales) in the second quarter of 1999 from $11.0 million (20.4% of total net sales) in the second quarter of 1998 and increased 30.3% to $22.8 million (19.2% of total net sales) in the first six months of 1999 from $17.5 million (19.0% of total net sales) in the first six months of 1998.

Water transmission gross profit increased 20.0% to $7.4 million (22.4% of segment net sales) in the second quarter of 1999 from $6.2 million (22.1% of segment net sales) in the second quarter of 1998 and increased 53.0% to $15.5 million (22.6% of segment net sales) in the first six months of 1999 from $10.1 million (20.4% of segment net sales) in the first six months of 1998. Water transmission gross profit improved in the second quarter and first six months of 1999 due to improvements in general market conditions and bidding activity and the acquisitions of the Parkersburg Facility in June 1998 and North American in June 1999.

Gross profit from tubular products decreased 9.0% to $4.4 million (15.8% of segment net sales) in the second quarter of 1999 from $4.8 million (18.6% of segment net sales) in the second quarter of 1998 and decreased 1.0% to $7.3 million (14.6% of segment net sales) in the first six months of 1999 from $7.4 million (17.3% of segment net sales) in the first six months of 1998. Tubular Products gross profit and gross profit as a percent of segment net sales decreased due to continued pricing pressure from imported products, which the Company expects will continue through the remainder of 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.5% to $4.7 million (7.7% of total net sales) in the second quarter of 1999 from $4.4 million (8.2% of total net sales) in the second quarter of 1998 and increased 23.2% to $9.2 million (7.8% of total net sales) in the first six months of 1999 from $7.5 million (8.2% of total net sales) in the first six months of 1998. The increases were primarily the result of increased operating expenses related to the acquisitions completed in March and June 1998 and June 1999.

Interest Expense, net. Interest expense, net increased 53.1% to $1.9 million in the second quarter of 1999 from $1.2 million in the second quarter of 1998 and increased 110.5% to $3.9 million in the first six months of 1999 from $1.9 million in the first six months of 1998. The increases in interest expense resulted from increased borrowings used to finance acquisitions and capital expenditures, and to support higher production and sales levels.

Income Taxes. The provision for income taxes was $3.9 million in the first six months of 1999, based on an expected tax rate of approximately 40.5% for 1999.

Liquidity and Capital Resources

The Company finances operations with internally generated funds and available borrowings. At June 30, 1999, the Company had cash and cash equivalents of $2.4 million.

Net cash provided by operating activities in the first six months of 1999 was $13.8 million. This was primarily a net result of $5.7 million of net income, non-cash adjustments for depreciation and amortization of $2.3 million, decreases in costs and estimated earnings in excess of billings on uncompleted contracts and inventories of $5.1 and $7.0 million, respectively; offset by an increase in net trade receivables of $7.3 million. The decrease in inventories was primarily attributable to the timing and amount of purchases and utilization of steel. The increase in trade receivables and decrease in costs and estimated earnings in excess of billings on uncompleted contracts primarily resulted from increased product shipments in the first six months of 1999.

Net cash used in investing activities in the first six months of 1999 was $9.6 million, which primarily resulted from expenditures related to additions of property and equipment, the completion of construction of the Company’s small LPG tank manufacturing facility in Monterrey, Mexico and the acquisition of North American. Capital expenditures are expected to approximate $10 million in 1999.

Net cash used in financing activities was $2.4 million in the first six months of 1999, which resulted from $1.3 million in net borrowings under the Company’s line of credit agreement offset by payments of capital lease obligations and long-term debt.

The Company had the following significant components of debt at June 30, 1999: a $45 million credit agreement under which $32.0 million was outstanding; a $10.0 million bridge loan commitment under which $3.5 million was outstanding; $10.0 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; and an Industrial Development Bond of $2.75 million with variable interest rate of 3.3%.

The credit agreement expires on September 30, 2001 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.75% (6.8% at June 30, 1999), or at prime less 0.5% (7.25% at June 30, 1999). At June 30, 1999, the Company had $35.5 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 6.5%, and additional borrowing capacity under the line of credit of $9.5 million. The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. In June 1999, the Company amended its line of credit agreement to include a $10 million bridge loan commitment through December 1, 1999 to be used to purchase the capital stock, retire existing debt, pay closing costs and purchase capital equipment in connection with the acquisition of North American. In December 1998, the Company amended its line of credit agreement which, among other changes, adjusts the restriction associated with the ratio of maximum funded debt to EBITDA to 3.75:1.0 on June 30, 1999, to 3.50:1.0 on September 30, 1999, to 3.25:1.0 on December 31, 1999, and to 3.00:1.0 until September 30, 2001. At June 30, 1999, the Company was in compliance with all covenants specified in the line of credit agreement.

The Company’s working capital requirements have increased due to an increase in the Company’s Water Transmission business, which is characterized by lengthy production periods and extended payment cycles, an increase in Tubular Products sales, and an increase in the purchase of imported steel, which has a longer lead time between the order date and anticipated date of usage. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. See Note 5 of Notes to Consolidated Financial Statements. Any such transactions, if consummated, may use a portion of the Company’s working capital or necessitate additional bank borrowings.

Year 2000 Issue. Like most other companies, the Year 2000 computer issue creates risks for the Company. The Year 2000 issue exists because many computer programs use two digit rather than four digit date fields to define the applicable year. As a result, computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, production delays, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Incomplete or untimely resolution of the Year 2000 issue by the Company or critically important suppliers or customers of the Company could have a materially adverse effect on the Company’s business, financial condition or results of operations.

The Company has undertaken various initiatives intended to ensure that its computer systems and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer systems and software" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as telephone systems, fax machines, manufacturing equipment and other miscellaneous systems and equipment. Both IT and non-IT systems may contain imbedded technology, which complicates the Company’s Year 2000 assessment, remediation and testing efforts.

Based upon its assessment efforts to date, the Company believes that certain of the computer systems and software it currently uses will require replacement or modification. Specifically, the Company determined that certain components of its telephone systems required replacement. The Company currently anticipates that its internal Year 2000 assessment initiatives will be completed by the end of the third quarter of 1999. The Company estimates that as of June 30, 1999, it had completed approximately 95% of the assessment, remediation and testing initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer systems and software. The projects comprising the remaining 5% of the initiatives are expected to be completed by the end of the third quarter of 1999.

The Company is working with critical suppliers of products and services to determine that the suppliers’ operations and the products and services they provide are Year 2000 compliant or to monitor their progress toward Year 2000 compliance. The Company has requested written certification of Year 2000 compliance from all critical suppliers and customers. In the event that suppliers are not Year 2000 compliant, the Company may seek alternative sources of supply. It is expected that the Company’s assessment of critical suppliers’ Year 2000 compliance will be completed by the end of the third quarter of 1999.

The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, is not expected to exceed $200,000, which expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company’s assessment of the Year 2000 issue. As of June 30, 1999, the Company had incurred costs of approximately $145,000 related to its Year 2000 assessment, remediation and testing efforts. In addition, the Company has replaced approximately $100,000 of certain telephone system components as a result of the Year 2000 issue. No other material capital equipment replacements related to the Year 2000 issue have been identified to date.

The Company presently believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company’s business, financial condition or results of operations, or adversely affect the Company’s relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company’s critical customers or suppliers, will not have a material adverse impact on the Company’s systems or its business, financial condition or results of operations. Finally, if there are infrastructure failures, such as disruptions in the supply of electricity, water or communications services, or major institutions, such as the government, foreign or domestic banking systems are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

The costs of the Company’s Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are forward-looking statements that are based upon management’s best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and certifications, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the reliability of third party assessments and certifications, and similar uncertainties.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its line of credit and long-term debt. Information required by this item is set forth in "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      Part II - Other Information

Item 2.  Changes in Securities

During the second quarter of 1999, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 1,716 shares of Common Stock were issued at an exercise price of $1.00 per share. This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by the Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 11, 1999. The following matters were submitted to shareholders for their consideration:

1. With respect to the two nominees for director identified in the Company’s Proxy Statement; William R. Tagmyer received 5,811,221 votes and 10,093 votes were withheld and Neil R. Thornton received 5,811,121 votes and 10,193 votes were withheld.

2. The Northwest Pipe Company 1999 Employee Stock Purchase Plan was approved as follows: 5,669,739 shares were voted in favor, 48,375 shares were voted in opposition, 103,200 votes abstained and there were no broker non-votes.

3. The appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 1999 was ratified as follows: 5,795,365 shares were voted in favor, 3,856 shares were voted in opposition, 22,093 votes abstained and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit No.
4.1	Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on July 1, 1999)
10.13	1999 Employee Stock Purchase Plan* (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement for its 1999 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 9, 1999)
10.14	Second Amendment to Amended and Restated Loan Agreement, dated June 16, 1999
27	Financial Data Schedule

* This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

A Report on Form 8-K, describing the adoption of the Company’s Shareholder Right Plan, was filed under Item 5, on July 1, 1999. No other reports on Form 8-K were filed during the quarter ended June 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 1999

NORTHWEST PIPE COMPANY

By: /s/ WILLIAM R. TAGMYER
William R. Tagmyer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By: /s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)