Form 10-Q
period 1999-09-30
NORTHWEST PIPE CO
filed 1999-11-08
CIK 1001385

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0557988 (I.R.S. Employer Identification No.)

12005 N. Burgard
Portland, Oregon 97203
(Address of principal executive offices and zip code)

503-285-1400
(Registrant's telephone number including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

Common Stock, par value $.01 per share	6,451,735
(Class)	(Shares outstanding at October 28, 1999)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets—September 30, 1999 and December 31, 1998	2
Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 1999 and 1998	3
Consolidated Statements of Cash Flows—Nine Months Ended September 30, 1999 and 1998	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosure About Market Risk	13
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	14

    NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	September 30, 1999	December 31, 1998
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,223	$524
Trade receivables, less allowance for doubtful accounts of $1,824 and $1,046	56,631	41,719
Costs and estimated earnings in excess of billings on uncompleted contracts	21,419	23,270
Inventories	45,808	49,269
Refundable income taxes	3,094	2,800
Deferred income taxes	1,794	1,794
Prepaid expenses and other	1,606	1,733

Total current assets	131,575	121,109
Property and equipment, less accumulated depreciation and amortization of $28,879 and $25,493	98,010	87,139
Goodwill, net	22,785	23,223
Restricted assets	2,300	2,300
Other assets	382	380

	$255,052	$234,151

Liabilities and Stockholders' Equity
Current liabilities:
Note payable to financial institution	$43,400	$34,200
Current portion of long-term debt	2,124	1,679
Current portion of capital lease obligations	66	2,000
Accounts payable	24,389	23,524
Accrued liabilities	8,444	5,469

Total current liabilities	78,423	66,872
Long-term debt, less current portion	75,088	76,321
Capital lease obligations, less current portion	64	—
Minimum pension liability	58	58
Deferred income taxes	8,088	7,185

Total liabilities	161,721	150,436
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding
Common stock, $.01 par value, 15,000,000 shares authorized, 6,451,735 and 6,447,516 shares issued and outstanding	64	64
Additional paid-in-capital	38,863	38,849
Retained earnings	54,460	44,858
Accumulated other comprehensive loss— minimum pension liability	(56)	(56)

Total stockholders' equity	93,331	83,715

	$255,052	$234,151

The accompanying notes are an integral part of these consolidated financial statements.

    NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net sales	$63,322	$59,268	$181,864	$151,518
Cost of sales	50,048	47,071	145,778	121,819

Gross profit	13,274	12,197	36,086	29,699
Selling, general and administrative expenses	5,129	3,898	14,360	11,391

Income from operations	8,145	8,299	21,726	18,308
Interest expense, net	1,647	1,372	5,585	3,243

Income before income taxes	6,498	6,927	16,141	15,065
Provision for income taxes	2,634	2,701	6,539	5,875

Net income	$3,864	$4,226	$9,602	$9,190

Basic earnings per share	$.60	$.66	$1.49	$1.43

Diluted earnings per share	$.58	$.64	$1.45	$1.38

Shares used in per share calculations:
Basic	6,451	6,442	6,450	6,431

Diluted	6,631	6,633	6,618	6,639

The accompanying notes are an integral part of these consolidated financial statements.

    NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	1999	1998
Cash Flows From Operating Activities:
Net income	$9,602	$9,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,614	2,951
Provision for doubtful accounts	533	(540)
Gain on sale of property and equipment	(562)	(341)
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(13,005)	(9,228)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,851	(4,378)
Inventories	4,745	(18,580)
Refundable income taxes	—	3,307
Prepaid expenses and other	217	459
Accounts payable	(33)	14,496
Accrued and other liabilities	2,864	2,329

Net cash provided by (used in) operating activities	9,826	(335)
Cash Flows From Investing Activities:
Additions to property and equipment	(9,670)	(10,622)
Proceeds from the sale of property and equipment	691	1,670
Acquisitions, net of cash acquired	(4,413)	(47,802)
Other assets	74	364

Net cash used in investing activities	(13,318)	(56,390)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	14	39
Net proceeds (payments) under long-term debt	(1,679)	39,260
Net proceeds under notes payable to financial institution	7,881	19,500
Payments on capital lease obligations	(2,025)	(1,582)

Net cash provided by financing activities	4,191	57,217

Net increase in cash and cash equivalents	699	492
Cash and cash equivalents, beginning of period	524	904

Cash and cash equivalents, end of period	$1,223	$1,396

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,575	$1,957
Income taxes	5,101	2,845
Supplemental Disclosure of Noncash Information:
Tax benefit of nonqualified stock options exercised	$—	$74
Acquisitions:
Cost in excess of fair value of net assets acquired	$—	$20,463
Fair value of assets acquired	8,692	32,940
Fair value of liabilities assumed	4,279	5,601

The accompanying notes are an integral part of these consolidated financial statements.

    NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

    The accompanying unaudited financial statements as of and for the three month and nine month periods ended September 30, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any portion thereof.

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

2. Earnings per Share

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 180,121 and 191,456 for the three months ended September 30, 1999 and 1998, respectively, and incremental shares of 167,566 and 207,910 for the nine months ended September 30, 1999 and 1998, respectively were used in the calculations of diluted earnings per share. Options to purchase 260,999 shares of common stock at prices of $17.125 to $22.875 per share were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3. Inventories

    Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

	September 30, 1999	December 31, 1998
Finished goods	$18,032	$12,404
Raw materials	25,680	34,769
Materials and supplies	2,096	2,096

	$45,808	$49,269

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

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net Sales:
Water Transmission	$36,086	$36,214	$104,806	$85,984
Tubular Products	27,236	23,054	77,058	65,534

Total	$63,322	$59,268	$181,864	$151,518

Gross Profit:
Water Transmission	$7,980	$9,382	$23,513	$19,531
Tubular Products	5,294	2,815	12,573	10,168

Total	$13,274	$12,197	$36,086	$29,699

5. Acquisitions

    On June 18, 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies and had sales of approximately $18 million for the twelve months ended December 31, 1998. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of North American.

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

    On March 6, 1998, the Company acquired all of the outstanding capital stock of Southwestern Pipe, Inc. ("Southwestern") and P&H Tube Corporation ("P&H") for $40.1 million. The excess of the acquisition cost over the fair value of the net assets acquired of $23.7 million is being amortized over 40 years using the straight-line method. The principal business of both Southwestern and P&H is the manufacture and sale of structural and mechanical tubing products.

    All of the above acquisitions were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The accompanying consolidated financial statements include the results of operations from the dates of acquisition.

6. Shareholder Rights Plan

    In June 1999, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquiror, and reserved 150,000 shares of Series A Junior Participating Preferred Stock ("Preferred Stock") for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") per share of common stock, payable to shareholders of record on July 9, 1999. A Right enables the holder, under certain circumstances, to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00 subject to adjustment. The Company may redeem the Rights at a price of $0.01 per Right under certain circumstances.

7. Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

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

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Net sales
Water Transmission	57.0%	61.1%	57.6%	56.7%
Tubular Products	43.0	38.9	42.4	43.3

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	79.0	79.4	80.2	80.4

Gross profit	21.0	20.6	19.8	19.6
Selling, general and administrative expenses	8.1	6.6	7.9	7.5

Income from operations	12.9	14.0	11.9	12.1
Interest expense, net	2.6	2.3	3.0	2.1

Income before income taxes	10.3	11.7	8.9	10.0
Provision for income taxes	4.2	4.6	3.6	3.9

Net income	6.1%	7.1%	5.3%	6.1%

Gross profit as a percentage of segment net sales:
Water Transmission	22.1%	25.9%	22.4%	22.7%
Tubular Products	19.4	12.2	16.3	15.5

Third Quarter and Nine Months Ended September 30, 1999 Compared to Third Quarter and Nine Months Ended September 30, 1998

    Net Sales.  Net sales increased 6.8% to $63.3 million in the third quarter of 1999, from $59.3 million in the third quarter of 1998, and increased 20.0% to $181.9 million in the first nine months of 1999, from $151.5 million in the first nine months of 1998.

    Water Transmission sales decreased slightly to $36.1 million in the third quarter of 1999 from $36.2 million in the third quarter of 1998, and increased 21.9% to $104.8 million in the first nine months of 1999 from $86.0 million in the first nine months of 1998. Water Transmission sales in the third quarter of 1999 were negatively impacted by delays of projects expected to be produced in the quarter. The Company also experienced postponements in bidding activity and awarding of new projects. The company expects that delays in bidding and awarding of new projects will continue to negatively affect the fourth quarter of 1999 and the first quarter of 2000. The increase in Water Transmission sales in the first nine months of 1999 was primarily a result of sales attributable to the Parkersburg Facility, which was acquired in June 1998, and North American, which was acquired in June 1999.

    Tubular Products sales increased 18.1% to $27.2 million in the third quarter of 1999 from $23.1 million in the third quarter of 1998 and increased 17.6% to $77.1 million in the first nine months of 1999 from $65.5 million in the first nine months of 1998. The increases were primarily the result of increased sales attributable to P&H and Southwestern, which were acquired in March 1998 and a lessening in pricing pressure from imported products.

    No single customer accounted for 10% or more of total net sales in the third quarter or first nine months of 1998 or 1999.

    Gross Profit.  Gross profit increased 8.8% to $13.3 million (21.0% of total net sales) in the third quarter of 1999 from $12.2 million (20.6% of total net sales) in the third quarter of 1998 and increased 21.5% to $36.1 million (19.8% of total net sales) in the first nine months of 1999 from $29.7 million (19.6% of total net sales) in the first nine months of 1998.

    Water Transmission gross profit decreased 14.9% to $8.0 million (22.1% of segment net sales) in the third quarter of 1999 from $9.4 million (25.9% of segment net sales) in the third quarter of 1998 and increased 20.4% to $23.5 million (22.4% of segment net sales) in the first nine months of 1999 from $19.5 million (22.7% of segment net sales) in the first nine months of 1998. Water transmission gross profit decreased in the third quarter of 1999 primarily due to lower production volume, which resulted from project delays and postponements in bidding and awarding of new projects (see "Net Sales"). Water Transmission gross profit increased in the first nine months of 1999 as a result of improved general market conditions and stronger bidding activity in the first six months of the year and acquisitions of the Parkersburg Facility in June 1998 and North American in June 1999.

    Tubular Products gross profit increased 88.1% to $5.3 million (19.4% of segment net sales) in the third quarter of 1999 from $2.8 million (12.2% of segment net sales) in the third quarter of 1998 and increased 23.7% to $12.6 million (16.3% of segment net sales) in the first nine months of 1999 from $10.2 million (15.5% of segment net sales) in the first nine months of 1998. Tubular Products gross profit increased in the third quarter of 1999 as a result of a lessening in pricing pressure from imported products in certain product lines, a favorable product mix and generally improved market conditions. The improvement in Tubular Products gross profit in the first nine months of 1999 was largely a result of the increased gross profit in the third quarter of 1999. While pricing pressure from imported products began to lessen in the third quarter of 1999, the Company expects the cost of steel to increase in the fourth quarter of 1999, the net effect of which may result in a lower gross profit percentage in the fourth quarter than in the third quarter of 1999.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 31.6% to $5.1 million (8.1% of total net sales) in the third quarter of 1999 from $3.9 million (6.6% of total net sales) in the third quarter of 1998 and increased 26.1% to $14.4 million (7.9% of total net sales) in the first nine months of 1999 from $11.4 million (7.5% of total net sales) in the first nine months of 1998. The increases were primarily the result of increased operating expenses related to the acquisitions completed in March and June 1998 and June 1999 and the general growth of the Company's business.

    Interest Expense, Net.  Interest expense increased 20.0% to $1.6 million in the third quarter of 1999 from $1.4 million in the third quarter of 1998 and increased 72.2% to $5.6 million in the first nine months of 1999 from $3.2 million in the first nine months of 1998. The increases in interest expense resulted from increased borrowings used to finance acquisitions and capital expenditures and to support higher production and sales levels.

    Income Taxes.  The provision for income taxes was $6.5 million in the first nine months of 1999, based on an expected tax rate of approximately 40.5% for 1999.

Liquidity and Capital Resources

    The company finances operations with internally generated funds and available borrowings. At September 30, 1999, the Company had cash and cash equivalents of $1.2 million.

    Net cash provided by operating activities in the first nine months of 1999 was $9.8 million. This was primarily a net result of $9.6 million of net income, non-cash adjustments for depreciation and amortization of $3.6 million, an increase in accrued liabilities of $2.9 million, and decreases in costs and estimated earnings in excess of billings on uncompleted contracts and inventories of $1.8 and $4.7 million, respectively; offset by an increase in net trade receivables of $13.0 million. The increase in accrued liabilities was primarily the result of timing of interest payments. The decrease in inventories was primarily attributable to the timing and amount of purchases and utilization of steel. The increase in trade receivables and decrease in costs and estimated earnings in excess of billings on uncompleted contracts primarily resulted from increased product shipments in the first nine months of 1999.

    Net cash used in investing activities in the first nine months of 1999 was $13.3 million, which primarily resulted from expenditures related to additions of property and equipment, the completion of construction of the Company's small LPG tank manufacturing facility in Monterrey, Mexico, the acquisition of North American and the purchase and implementation of a new company-wide enterprise resource planning computer software system. Capital expenditures are expected to approximate $12 million in 1999.

    Net cash provided by financing activities was $4.2 million in the first nine months of 1999, which primarily resulted from $7.9 million in net borrowings under the Company's line of credit agreement and bridge loan commitment, offset by payments of capital lease obligations and long-term debt.

    The Company had the following significant components of debt at September 30, 1999: a $45 million credit agreement under which $37.3 million was outstanding; a $10.0 million bridge loan commitment under which $6.1 million was outstanding; $8.6 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; and an Industrial Development Bond of $2.75 million with variable interest rate of 3.75%.

    The credit agreement expires on September 30, 2001 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 1.75% (6.98% at September 30, 1999), or at prime less 0.5% (7.75% at September 30, 1999). At September 30, 1999, the Company had $33.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 6.91%, $4.3 million bearing interest at 7.75% and additional borrowing capacity under the line of credit of $7.7 million. The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. In December 1998, the Company amended its line of credit agreement which, among other changes, adjusts the restriction associated with the ratio of maximum funded debt to EBITDA to 3.50:1.0 on September 30, 1999, to 3.25:1.0 on December 31, 1999, and to 3.00:1.0 until September 30, 2001. In June 1999, the Company amended its line of credit agreement to include a $10 million bridge loan commitment through December 1, 1999 to be used to purchase the capital stock, retire existing debt, pay closing costs and purchase capital equipment in connection with the acquisition of North American. Upon maturity of the bridge loan commitment, amounts outstanding will likely be transferred to the Company's $45 million credit agreement. At September 30, 1999, the Company had $6.1 million outstanding under the bridge loan bearing interest at a weighted average IBOR interest rate of 6.97% and additional borrowing capacity of $3.9 million.

    At September 30, 1999, the Company was in compliance with all covenants specified in its borrowing agreements.

    The Company's working capital requirements have increased due to an increase in the Company's Water Transmission business, which is characterized by lengthy production periods and extended payment cycles, and an increase in Tubular Products sales. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

    The Company has completed the assessment and remediation of its internal computer systems and software. As of September 30, 1999, the Company had completed approximately 75% of the testing of its computer systems and software, and during such testing did not experience problems processing data or effecting transactions. The remaining 25% of the testing is expected to be completed by the end of the November 1999. There can be no assurance that the Company's testing of its systems will be sufficient to discover all Year 2000 issues. Year 2000 issues not discovered by the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company has contacted and requested written certification of Year 2000 compliance from its critical suppliers of products and services and customers to determine their Year 2000 compliance or to monitor their progress toward Year 2000 compliance. Responses from the critical suppliers and customers indicate that they are Year 2000 compliant. The Company is relying on information provided by its critical suppliers and customers to assess their Year 2000 compliance, and therefore cannot provide assurance that the Company will not be adversely affected by Year 2000 issues of its critical suppliers and customers.

    The Company currently estimates that the cost of its Year 2000 assessment, remediation and testing efforts, as well as current anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, is not expected to exceed $200,000, which expenditures will be funded from operating cash flows. This estimate is subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. As of September 30, 1999, the Company had incurred costs of approximately $160,000 related to its Year 2000 assessment, remediation and testing efforts, including, the replacement of approximately $100,000 of certain telephone system components as a result of the Year 2000 issue. No other material capital equipment replacements related to the Year 2000 issue have been identified to date.

    The Company believes its most reasonably likely worst-case Year 2000 scenario would relate to system problems of third parties rather than with the Company's internal systems. The Company has less control over Year 2000 assessment, remediation and testing programs of third parties. The Company believes its risks are greatest with regard to infrastructure (e.g., electricity supply, natural gas, water and sewer service), telecommunications, banking, government and transportation services. If these critical third party services experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations could occur for the duration of the disruption. The inability of the Company to operate its manufacturing facilities for any significant period, or any other failure, if not quickly remedied, could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company has developed contingency plans to address potential Year 2000 issues, including availability of IT personnel and critical manufacturing support personnel on December 31, 1999 and January 1, 2000, development of workarounds and redundancy for critical systems and equipment, increased inventory of critical materials on-site and with suppliers and alternative arrangements for the transmission of customer and supplier data. However, with respect to major infrastructure (e.g., electricity supply, natural gas, water and sewer service), telecommunications, banking, government and transportation services, the Company has no contingency plans that would mitigate the lack of such services. The Company continues to be in contact with the suppliers of these services to obtain assurance that there will be no material disruption as a result of Year 2000 issues. The Company is relying on information provided to it by its infrastructure suppliers to assess their Year 2000 readiness, and therefore cannot provide assurance that the Company will not be adversely affected by their Year 2000 issues. Contingency plans will continue to be refined throughout the remainder of calendar year 1999 as the Company learns more about the vulnerabilities, if any, of critical third parties regarding Year 2000 issues. There can be no assurance that the Company will be able to identify, avoid or develop contingency plans to address all possible worst-case scenarios.

    Based on its assessments to date, the Company believes it will not experience any material disruption as a result of Year 2000 issues. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations. Finally, if there are infrastructure failures, such as disruptions in the supply of electricity, water or communications services, or major institutions, such as the government, foreign or domestic banking systems are unable to continue to provide their services or support resulting in a disruption in services or support to the Company, the Company may be unable to operate for the duration of the disruption.

    The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are forward-looking statements that are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and certifications, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, the reliability of third party assessments and certifications, and similar uncertainties

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its line of credit and long-term debt. Information required by this item is set forth in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The exhibits filed as part of this report are listed below:

Exhibit No.

27	Financial Data Schedule
  (b)
  Reports on Form 8-K

    A Report on Form 8-K, describing the adoption of the Company's Shareholder Right Plan, was filed under Item 5, on July 1, 1999. No other reports on Form 8-K were filed during the quarter ended September 30, 1999.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 1999

NORTHWEST PIPE COMPANY
By:	/s/ WILLIAM R. TAGMYER William R. Tagmyer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JOHN D. MURAKAMI John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)

QuickLinks

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K