Form 10-K405
period 1999-12-31
NORTHWEST PIPE CO
filed 2000-03-22
CIK 1001385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the common equity held by non-affiliates of the Registrant was $49,913,656 as of March 6, 2000 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant's Common Stock as of March 6, 2000 was 6,459,930 shares.




                              --------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held on May 2, 2000.

                             NORTHWEST PIPE COMPANY
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I
                                                                                               PAGE
                                                                                               ----
Item 1   -        Business                                                                       1
Item 2   -        Properties                                                                     5
Item 3   -        Legal Proceedings                                                              6
Item 4   -        Submission of Matters to a Vote
                  of Security Holders                                                            6

                                     PART II

Item 5   -        Market for the Registrant's Common
                  Equity and Related Stockholder Matters                                         7
Item 6   -        Selected Financial Data                                                        7
Item 7   -        Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                                     8
Item 7A -         Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    13
Item 8   -        Financial Statements and Supplementary
                  Data                                                                           13
Item 9   -        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                                         13

                                    PART III

Item 10  -        Directors and Executive Officers of the
                  Registrant                                                                     13
Item 11  -        Executive Compensation                                                         13
Item 12  -        Security Ownership of Certain Beneficial
                  Owners and Management                                                          13
Item 13  -        Certain Relationships and Related
                  Transactions                                                                   13

                                     PART IV

Item 14  -        Exhibits, Financial Statement Schedule
                  and Reports on Form 8-K                                                        14


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Northwest Pipe Company (the "Company") manufactures welded steel pipe in two groups. In its Water Transmission business (the "Water Transmission" business), the Company is a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In its Tubular Products business (the "Tubular Products" business), the Company manufactures smaller diameter, electric resistance welded ("ERW") steel pipe for use in a wide range of construction, agricultural, energy and industrial applications. In addition, the Company produces propane tanks from its manufacturing facility in Monterrey, Mexico. In 1999, Water Transmission and Tubular Products revenues represented approximately 57% and 43% of the Company's net sales, respectively. The Company is headquartered in Portland, Oregon. Water Transmission products are manufactured in the Company's Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies. The Company continues to operate the acquired facilities for the same purpose.

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

PRODUCTS

WATER TRANSMISSION PRODUCTS. Water transmission pipe is used for (i) high-pressure applications, typically requiring pipe able to withstand pressures in excess of 150 pounds per square inch, and (ii) other industrial and structural applications. Most of the Company's Water Transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plant piping. The Company has the capability to manufacture water transmission pipe in diameters ranging from 4.5" to 156" with wall thicknesses of 0.135" to 3.00". The Company has the capability to coat and line these products with cement mortar, polyethylene tapes, paints, epoxies and coal tar enamel according to the customers' specifications. The Company maintains fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

TUBULAR PRODUCTS. The Company's Tubular Products range in size from 0.50" to 16" in diameter with wall thicknesses from 0.035" to 0.315", square tubing from 0.75" to 3", and rectangular tubing from 0.50" x 1" to 3" x 4". These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications.

In 1998, the Company installed a tubular products mill in its Portland, Oregon facility. This mill gives the Company the ability to manufacture products with smaller diameters and heavier wall thicknesses for uses in industrial piping, oil and gas transmission, fire protection systems and other applications. The Company intends to continue to pursue future opportunities to broaden its product lines by adding products that will take advantage of the Company's available manufacturing capacity, existing marketing channels and manufacturing expertise.

MARKETING

WATER TRANSMISSION. The primary customers for Water Transmission products are installation contractors for projects funded by public water agencies, including states, municipalities and water districts. The Company's plant locations in Oregon, Colorado, California, West Virginia and Texas allow it to efficiently serve customers throughout the United States, Canada and Mexico. The Company's Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with the Company's capabilities and close contact with the project designers and owners throughout the design phase. The Company's in-house sales force is composed of sales representatives, engineers and support personnel who work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects. As a public water agency develops a pipeline project, the Company's professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe. After an agency completes a design, they publicize the upcoming bidding for a water transmission project. The Company then obtains detailed plans and develops its estimate for the pipe portion of the project. The Company typically bids to installation contractors who include the Company's bid in their proposal to the public water agency. A public water agency generally awards the entire project to the contractor with the lowest responsible bid.

Because a substantial portion of the Company's Water Transmission revenue is derived from sales related to public water transmission projects, the Company's sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in their obtaining of environmental approvals and right-of-way permits. Additionally adjustments in governmental spending, general budgetary constraints or the inability of governmental entities to issue debt could adversely affect the Company's Water Transmission sales.

TUBULAR PRODUCTS. The Company's Tubular Products are marketed through a network of direct sales force personnel and independent distributors in the United States and Canada. The Company's Tubular Products are produced in its plants in Oregon, Kansas, Texas, Louisiana, and Mexico. The Company's marketing strategy focuses on customer service and customer relationships. For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers. In 1999, approximately 75% of the Company's Tubular Products sales were to distributors, and approximately 25% were to original equipment manufacturers. The Company's sales effort emphasizes regular personal contact with current and potential customers. The Company supplements this effort with targeted advertising, participation in trade shows and brochures.

MANUFACTURING

WATER TRANSMISSION. Water Transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on the Company's proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, paint, epoxies and cement mortar. Linings may be coal tar enamel, cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in the Company's fabrication facilities. The pipe is final inspected and prepared for shipment. The Company ships its products to project sites principally by truck and rail.

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

TECHNOLOGY. Advances in technology help the Company produce high quality products at competitive prices. Recent investments in technological improvements include in-house impact testing capabilities with state of the art metallurgical optics and electromagnetic imaging testing. To stay abreast of technological developments in the United States and abroad, the Company participates in trade shows, industry associations, research projects and vendor trials of new products.

QUALITY ASSURANCE. The Company has implemented quality assurance policies and procedures, which govern every aspect of its operations to ensure specification compliance. Prior to, during and after the manufacturing process, the Company performs many tests, including tensile, impact, hydrostatic, ultrasonic and radiographic tests. The Quality Assurance department reports directly to the chief executive officer. As a reflection of its commitment to quality, the Company has been certified for specific products or operations by Factory Mutual, Underwriters Laboratory, Steel Plate Fabricators Association, American Society for Mechanical Engineers, National Sanitary Foundation and American Petroleum Institute. The Company's Oregon facility is ISO 9002 certified and the Company is in the process of registering all of its facilities to meet the requirements of the ISO 9002 standard.

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

BACKLOG

The Company's backlog includes confirmed orders, including the balance of projects in process, and projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however, cancellation would generally obligate the customer to pay the costs incurred by the Company. As of December 31, 1999 and 1998, the Company's backlog of orders was approximately $93.0 million and $82.0 million, respectively. Backlog as of December 31, 1999 includes projects having a value of approximately $10.5 million for which binding contracts had not yet been executed. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

COMPETITION

WATER TRANSMISSION. The Company has several competitors in the Water Transmission business. Most Water Transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with the Company. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, the Company believes it can more effectively compete throughout the U.S. and Canada. The Company's primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, the Company's primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and US Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros. and Hanson Concrete Products, Inc., which manufacture concrete cylinder pipe.

In July 1999, American Cast Iron Pipe Company (ACIPCO) announced the formation of a new subsidiary, American SpiralWeld Pipe Company (ASWP), and began construction of a new facility in Columbia, South Carolina in August 1999. ASWP plans to manufacture spiral welded steel pipe in diameters up to 12 feet for the water, wastewater, hydro, and industrial markets. The plant is expected to be operational in the latter half of 2000. The Company expects that ASWP will compete with it primarily in the Southeast region of the U.S. No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within the Company's market areas. New or expanded facilities or new competitors could have a material adverse effect on the Company's ability to capture market share and maintain product pricing.

TUBULAR PRODUCTS. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. During the first half of 1999, the Company experienced pricing pressures primarily in its West Coast Tubular Products market, which it believes was the result of increased foreign price competition. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RAW MATERIALS AND SUPPLIES

The Company purchases hot rolled steel coil from a number of primary domestic and import steel producers including National Steel Corporation, California Steel Industries, Inc., Tuscaloosa Steel Corporation, Geneva Steel Company and Nucor Corporation. The Company orders steel according to its business forecasts for its Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process. From time to time, the Company may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of the Company's cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Steel prices are increasing and the Company has recently raised prices in some product lines to recover the steel price increases. There can be no assurance that the Company will be successful in implementing further price increases on its products to offset additional steel price increases, if any.

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

EMPLOYEES

As of December 31, 1999, the Company had 1,249 full-time employees. Approximately 24% were salaried and approximately 76% were employed on an hourly basis. Unions represent all of the hourly employees at the Company's Denver, Colorado and Monterrey, Mexico facilities. The Company considers its relations with its employees to be good.

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

ADELANTO AND RIVERSIDE, CALIFORNIA The Adelanto, California facility consists of 85,000 square feet of covered manufacturing space located on 70 acres. The Company operates two pipe mills at its Adelanto, California facility. The Riverside, California facility consists of 65 acres with approximately 46,100 square feet of covered manufacturing space, and the Company operates two spiral mills and one ERW mill at this facility.

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

SAGINAW, TEXAS The Saginaw, Texas facility has two mills, with approximately 170,000 square feet of covered manufacturing space, located on 26 acres at two facilities.

MONTERREY, MEXICO The Monterrey, Mexico facility consists of approximately 25,000 square feet of covered manufacturing space located on approximately five acres, and the Company produces propane tanks from this facility.

As of December 31, 1999, the Company owned all of its facilities, except for Saginaw, Texas facilities, which are under long-term leases through 2008.

The Company currently has available manufacturing capacity at each of its facilities. To take advantage of market opportunities, the Company has identified capital projects that will allow it to expand its manufacturing facilities to meet the expected growth opportunities. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the Nasdaq National Market System under the symbol "NWPX." The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 1998 and 1999 were as follows.


                                          LOW                  HIGH
   1998
   First Quarter                         $17 3/4              $24 1/2
   Second Quarter                         20 3/8               24 1/8
   Third Quarter                          16                   23 3/4
   Fourth Quarter                         14 7/8               18 1/2

   1999
   First Quarter                       $  12 3/4              $17 1/2
   Second Quarter                         13 1/2               18 3/8
   Third Quarter                          15 1/8               18 1/2
   Fourth Quarter                         11 1/8               15 1/4


There were 79 shareholders of record and approximately 2,300 beneficial shareholders at March 6, 2000. There were no cash dividends declared or paid in fiscal years 1998 or 1999. The Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                   YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------
                                                    1999          1998          1997         1996        1995
                                                    ----          ----          ----         ----       -----
CONSOLIDATED STATEMENT OF INCOME DATA:                      In thousands, except per share amounts

Net sales                                      $    240,307  $    209,516    $ 150,833  $   135,182  $   97,715
Gross profit                                         48,904        41,664       31,117       30,942      19,576
Net income                                           13,285        12,581       11,100       10,404       5,107
Basic earnings per share                               2.06          1.96         1.73         1.92        6.11
Diluted earnings per share                             2.01          1.90         1.68         1.85        1.44

CONSOLIDATED BALANCE SHEET DATA:

Working capital                                $     56,478  $     54,237    $  51,051  $    35,737  $   22,438
Total assets                                        248,271       234,151      132,051      101,424      64,454
Long-term debt, less current portion                 76,984        76,321       39,944       14,356      12,040
Stockholders' equity                                 97,169        83,715       70,779       59,694      33,729


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

The Company's net sales and net income may fluctuate significantly from quarter to quarter due to the size of certain Water Transmission orders, the schedule for deliveries of those orders, the delays in Water Transmission projects the Company has been awarded or postponements in bidding activity and awarding of new Water Transmission projects and the inventory management policies of certain of the Company's Tubular Products customers. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. The Company's business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on the Company's business, financial condition and results of operations.

OVERVIEW

The Company's Water Transmission products are manufactured in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

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


                                                     YEAR ENDED DECEMBER 31,
                                             -----------------------------------------
                                                 1999           1998            1997
                                             ----------      ---------       ---------
     Net sales:
       Water transmission                         57.2  %        59.5  %         65.8  %
       Tubular products                           42.8           40.5            34.2
                                             ----------      ---------       ---------
     Total net sales                             100.0          100.0           100.0
     Cost of sales                                79.7           80.1            79.4
                                             ----------      ---------       ---------
          Gross profit                            20.3           19.9            20.6
     Selling, general and administrative
         expenses                                  7.8            7.6             7.5
                                             ----------      ---------       ---------
     Operating income                             12.5           12.3            13.1
     Interest expense, net                         3.3            2.3             1.2
                                             ----------      ---------       ---------
     Income before income taxes                    9.2           10.0            11.9
     Provision for income taxes                    3.7            4.0             4.5
                                             ==========      =========       =========
          Net income                               5.5  %         6.0  %          7.4  %
                                             ==========      =========       =========

     Gross profit as a percentage
       of segment net sales:
       Water transmission                         23.5  %        23.0  %         22.9  %
       Tubular products                           16.1           15.3            16.3


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES. Net sales increased 14.7% to $240.3 million in 1999 from $209.5 million in 1998. No single customer accounted for 10% or more of total net sales in 1999 or 1998.

Water Transmission sales increased 10.3% to $137.4 million in 1999 from $124.6 million in 1998. The increase was primarily a result of sales attributable to the Parkersburg facility, which was acquired in June 1998 and North American, which was acquired in June 1999. Water Transmission sales in the second half of 1999 were negatively impacted by delays in projects the Company had already been awarded, and postponements in bidding activity and awarding of new projects. The Company expects that these delays and postponements will continue to negatively affect Water Transmission sales in the first quarter of 2000.

Tubular Products sales increased 21.2% to $102.9 million in 1999 from $84.9 million in 1998. The increases were primarily the result of increased sales in certain product lines and a lessening in pricing pressures from imported products in the second half of 1999. The Company also raised prices in certain product lines beginning in the fourth quarter of 1999 to offset increases in the price of steel purchased by the Company.

GROSS PROFIT. Gross profit increased 17.4% to $48.9 million (20.3% of total net sales) in 1999 from $41.7 million (19.9% of total net sales) in 1998.

Water Transmission gross profit increased 12.6% to $32.3 million (23.5% of segment net sales) in 1999 from $28.7 million (23.0% of segment net sales) in 1998. Water Transmission gross profit increased as a result of improved market conditions and stronger bidding activity in the first half of 1999, and the acquisition of the Parkersburg facility in June 1998 and North American in June 1999. Water Transmission gross profit in the second half of 1999 was negatively impacted by lower production volume, which resulted from delays in projects the Company had already been awarded, and postponements in bidding activity and awarding of new projects. The Company expects that these delays and postponements will continue to negatively affect Water Transmission gross profit in the first quarter of 2000.

Gross profit from Tubular Products increased 27.9% to $16.6 million (16.1% of segment net sales) in 1999 from $12.9 million (15.3% of segment net sales) in 1998. Tubular Products gross profit increased in 1999 as a result of a lessening in pricing pressure from imported products in certain product lines, a favorable product mix and generally improved market conditions in the second half of 1999. The Company also raised prices in certain product lines beginning in the fourth quarter of 1999 to offset increases in the price of steel purchased by the Company. There can be no assurance that the Company will be successful in implementing further price increases on its products to offset additional steel price increases, if any.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 18.5% to $18.8 million (7.8% of total net sales) in 1999 from $15.9 million (7.6% of total net sales) in 1998. The increase was primarily the result of increased operating expenses related to the acquisitions completed in March and June 1998 and June 1999 and the general growth of the Company's business.

INTEREST EXPENSE. Interest expense increased to $8.1 million in 1999 from $4.8 million in 1998. The increase in interest expense resulted from increased borrowings used to finance acquisitions and capital expenditures and to support higher production and sales levels.

INCOME TAXES. The Company's effective tax rate was approximately 39.8% in 1999, compared to approximately 40% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company finances operations with internally generated funds and available borrowings. At December 31, 1999, the Company had cash and cash equivalents of $969,000.

Net cash provided by operating activities in 1999 was $15.2 million. This was primarily the result of $13.3 million of net income, non-cash adjustments for depreciation and amortization of $5.1 million, decreases in inventories and accounts payable of $6.2, and $6.9 million, respectively; offset by an increase in net trade receivables of $3.8 million. The decrease in accounts payable was primarily attributable to the timing and amount of purchases and utilization of steel. The increase in trade receivables and decrease in inventories primarily resulted from increased product shipments in 1999.

Net cash used in investing activities in 1999 was $17.9 million, which primarily resulted from additions of property and equipment, including a new company-wide enterprise resource planning computer software system, and the completion of construction of the Company's LPG tank manufacturing facility in Monterrey, Mexico, and the acquisition of North American.

Capital expenditures are expected to approximate $9.0 million in 2000.

Net cash provided by financing activities in 1999 was $3.1 million, which primarily resulted from $3.6 million in net borrowings under the Company's line of credit agreement, offset by payments of long-term debt. Additionally, capital lease obligations of $2.4 million related to the new company-wide enterprise resource planning computer software system were incurred in 1999.

The Company had the following significant components of debt at December 31, 1999: a $55 million credit agreement under which $40.0 million was outstanding; $8.6 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.8 million with variable interest rate of 4.19%; and a capital lease obligation of $2.4 million which bears interest at 7.9%.

The credit agreement expires on September 30, 2002 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (7.4% at December 31, 1999), or at prime less 0.5% (8.0% at December 31, 1999). At December 31, 1999, the Company had $33.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 7.55%, $7.0 million bearing interest at 8.0% and additional borrowing capacity under the line of credit of $15.0 million. The line of credit agreement contains the following covenants: minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. In June 1999, the Company amended its line of credit agreement to include a $10.0 million bridge loan commitment which expired on December 31, 1999. Amounts outstanding under the bridge loan commitment were transferred to the Company's line of credit which was increased to $55.0 million on December 30, 1999. Additionally on

December 30, 1999, the maturity date of the agreement was extended to September 30, 2002 and the ratio of maximum funded debt to EBITDA was adjusted to 3.75:1.0 until March 31, 2000, 3.50:1.0 until September 30, 2000 and 3.25:1.0 until December 31, 2000.

At December 31, 1999, the Company was in compliance with all covenants specified in its debt agreements.

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

ACQUISITIONS. On June 18, 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of North American.

In June 1998, the Company acquired from L.B. Foster Company the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility (the "Parkersburg Facility") for $5.3 million, and acquired the Parkersburg Facility's inventory net of assumed accounts payable. The Parkersburg Facility is employed in the manufacture of large diameter, high pressure steel pipe products.

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

YEAR 2000 ISSUE. The Company incurred costs of approximately $160,000 related to its Year 2000 assessment, remediation and testing efforts, including, the replacement of approximately $100,000 of certain telephone system components as a result of the Year 2000 issue. The Company did not experience any significant disruption of operations or services as a result of Year 2000 issues.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company's management has studied the implications of SFAS 133 and based on the initial evaluation, expects the adoption to have no impact on the Company's financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risks. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in Notes 1, 6, 7 and 8 of the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included under the captions INFORMATION AS TO NOMINEES AND CONTINUING DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption STOCK OWNED BY MANAGEMENT AND PRINCIPAL SHAREHOLDERS in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No disclosures required.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1)    FINANCIAL STATEMENTS

The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.


                                                                                       PAGE
                                                                                       -----
       Report of  Independent Accountants                                               F-1

       Consolidated Statements of Income for the years ended
       December 31, 1999, 1998 and 1997                                                 F-2

       Consolidated Balance Sheets as of
       December 31, 1999 and 1998                                                       F-3

       Consolidated Statements of Changes in Stockholders' Equity
       for the years ended December 31, 1999, 1998 and 1997                             F-4

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1999, 1998 and 1997                                                 F-5

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

    (a) (3)       EXHIBITS INCLUDED HEREIN:

   EXHIBIT
    NUMBER                  DESCRIPTION
   -------                  -----------
     3.1 Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 ("the S-1")
     3.2 Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1
     4.1 Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999
     10.2 1986 Incentive Stock Option Plan, incorporated by reference to Exhibits to the S-1*
     10.3 1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*
     10.4 Registration Rights Agreement, incorporated by reference to Exhibits to the S-1*
     10.5 Loan Agreement dated May 1, 1990 between the Company and California Statewide Communities Development Authority, incorporated by reference to Exhibits to the S-1
     10.6 Stock Purchase Agreement dated as of May 8, 1996 among Northwest Pipe Company, Thompson Pipe and Steel Company, CHL Holdings, Inc. and Inter-City Products Corporation Incorporated by reference to Exhibits to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on June 14, 1996
     10.7 Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibits to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders *
     10.8 Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998
     10.9 Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the "Stock Purchase Agreement"), incorporated by reference to Exhibits to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998
     10.10 Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

     10.11 Amended and Restated Loan Agreement with Bank of America National Trust and Savings Association and US National Bank Association, dated June 30, 1998, incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 14, 1998

     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------
    10.12 First Amendment to Amended and Restated Loan Agreement, dated
          December 23, 1998, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 1999
    10.13 Second Amendment to Amended and Restated Loan Agreement, dated June 16, 1999, incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on August 2, 1999
    10.14 Third Amendment to Amended and Restated Loan Agreement, dated
          November 30, 1999, filed herewith
    10.15 Fourth Amendment to Amended and Restated Loan Agreement, dated December 30, 1999, filed herewith
    10.16 1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 9, 1999 *
    10.17 Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, filed herewith *
    10.18 Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, filed herewith *
     21   Subsidiaries of the Registrant, filed herewith
     23   Consent of PricewaterhouseCoopers LLP, filed herewith
     27   Financial Data Schedule, filed herewith

*This exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the quarter ended
December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2000.

                                                NORTHWEST PIPE COMPANY

                                                By /s/ WILLIAM R. TAGMYER
                                                   ----------------------------
                                                William R. Tagmyer
                                                Chairman of the Board
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 16th day of March 2000.

SIGNATURE                           TITLE

/s/ WILLIAM R. TAGMYER          Chairman of the Board
----------------------------    and Chief Executive Officer
William R. Tagmyer              (Principal Executive Officer)

/s/ BRIAN W. DUNHAM             Director, President and Chief Operating Officer
----------------------------
Brian W. Dunham

/s/ JOHN D. MURAKAMI            Vice President, Chief Financial Officer
----------------------------    (Principal Financial Officer)
John D. Murakami

/s/ WAYNE B. KINGSLEY           Director
----------------------------
Wayne B. Kingsley

/s/ NEIL R. THORNTON            Director
----------------------------
Neil R. Thornton

/s/ VERN B. RYLES, JR.          Director
----------------------------
Vern B. Ryles, Jr.

/s/ WARREN K KEARNS             Director
----------------------------
Warren K. Kearns

                                   SCHEDULE II

                             NORTHWEST PIPE COMPANY
                        VALUATION AND QUALIFYING ACCOUNTS

                             (Dollars in thousands)


                                                         BALANCE AT    CHARGED TO    DEDUCTION     BALANCE AT
                                                        BEGINNING OF   PROFIT AND       FROM        CLOSE OF
                                                           PERIOD         LOSS        RESERVES       PERIOD
                                                        ------------   ----------    ----------    ----------
Year ended December 31, 1999:
      Allowance for doubtful trade receivables             $1,046        $1,654         $804         $1,896

Year ended December 31, 1998:
      Allowance for doubtful trade receivables             $1,825         $416         $1,195        $1,046

Year ended December 31, 1997:

      Allowance for doubtful trade receivables             $1,680         $266          $121         $1,825


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Northwest Pipe Company

Our audits of the consolidated financial statements referred to in our report dated February 21, 2000 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP




Portland, Oregon
February 21, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Portland, Oregon
February 21, 2000

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Year Ended December 31,
                                              --------------------------------------------------
                                                     1999               1998             1997
                                               --------------     -------------    --------------
     Net sales                                 $    240,307      $    209,516     $     150,833
     Cost of sales                                  191,403           167,852           119,716
                                                  ----------        ----------       -----------
       Gross profit                                  48,904            41,664            31,117

     Selling, general and administrative
        expense                                      18,790            15,859            11,382
                                                  ----------        ----------       -----------
        Operating income                             30,114            25,805            19,735
     Interest expense, net                            8,065             4,835             1,616
     Interest expense to related parties                 --                --               201
                                                  ----------        ----------       -----------
        Income before income taxes                   22,049            20,970            17,918

     Provision for income taxes                       8,764             8,389             6,818
                                                  ----------        ----------       -----------
        Net income                             $     13,285      $     12,581     $      11,100
                                                  ==========        ==========       ===========
     Basic earnings per share                  $       2.06      $       1.96     $        1.73
                                                  ==========        ==========       ===========
     Diluted earnings per share                $       2.01      $       1.90     $        1.68
                                                  ==========        ==========       ===========

     Shares used in per share calculations:
            Basic                                     6,452             6,435             6,405
                                                  ==========        ==========       ===========
            Diluted                                   6,611             6,628             6,622
                                                  ==========        ==========       ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                       December 31,

                                                                          --------------------------------------
                                                                                1999                  1998
                                                                          -----------------      ---------------
ASSETS
  Current assets:
    Cash and cash equivalents                                             $           969        $          524
    Trade receivables, less allowance for doubtful accounts
      of $1,896 and $1,046                                                         47,934                41,719
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                       22,389                23,270
    Inventories                                                                    44,362                49,269
    Refundable income taxes                                                         2,244                 2,800
    Deferred income taxes                                                           1,502                 1,794
    Prepaid expenses and other                                                      2,222                 1,733
                                                                             -------------          ------------
      Total current assets                                                        121,622               121,109
 Property and equipment, net                                                      101,240                87,139
 Goodwill, net                                                                     22,637                23,223
 Restricted assets                                                                  2,300                 2,300
 Other assets                                                                         472                   380
                                                                             =============          ============
                                                                          $       248,271        $      234,151
                                                                             =============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Note payable to financial institution                                 $        40,000        $       34,200
    Current portion of long-term debt                                               2,124                 1,679
    Current portion of capital lease obligations                                      484                 2,000
    Accounts payable                                                               17,558                23,524
    Accrued liabilities                                                             4,978                 5,469
                                                                             -------------          ------------
      Total current liabilities                                                    65,144                66,872
   Long-term debt, less current portion                                            75,088                76,321
   Capital lease obligations, less current portion                                  1,896                    --
   Minimum pension liability                                                           --                    58
   Deferred income taxes                                                            8,974                 7,185
                                                                             -------------          ------------
      Total liabilities                                                           151,102               150,436
  Commitments and contingencies (Note 12)
  Stockholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized,
      none issued or outstanding                                                       --                    --
    Common stock, $.01 par value, 15,000,000 shares authorized,
       6,459,930 and 6,447,516 shares issued and outstanding                           64                    64
    Additional paid-in-capital                                                     38,962                38,849
    Retained earnings                                                              58,143                44,858
    Accumulated other comprehensive loss:
           Minimum pension liability                                                    --                  (56)
                                                                             -------------          ------------
      Total stockholders' equity                                                   97,169                83,715
                                                                             =============          ============
                                                                          $       248,271        $      234,151
                                                                             =============          ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                               Accumulated
                                           Common Stock            Additional                     Other            Total
                                    ---------------------------      Paid-in        Retained  Comprehensive    Stockholders'
                                        Shares        Amount         Capital        Earnings  Income (Loss)       Equity
                                    --------------- ----------- --------------- ------------- --------------- ----------------
Balances, December 31, 1996              6,388,986        $ 64        $ 38,546       $ 21,177         $ (93)         $ 59,694
Net income                                                                             11,100                          11,100
Issuance of common stock
   under stock option plans                 22,416                          49                                             49
Minimum pension liability
   adjustment                                                                                          (194)             (194)
Tax benefit of stock options
   exercised                                                               130                                            130
                                       ------------    --------    ------------    -----------    ----------    --------------
Balances, December 31, 1997             6,411,402           64          38,725         32,277          (287)           70,779
Net income                                                                             12,581                          12,581
Issuance of common stock
   under stock option plans                 36,334                          45                                             45
Repurchase of common stock                    (220)                         (4)                                            (4)
Minimum pension liability
   adjustment                                                                                           231               231
Tax benefit of stock options
   exercised                                                                83                                             83
                                       ------------    --------    ------------    -----------    ----------    --------------
Balances, December 31, 1998              6,447,516          64          38,849          44,858          (56)           83,715
Net income                                                                             13,285                          13,285
Issuance of common stock
   under stock option plans                  4,219                         14                                              14
Issuance of common stock
   under employee stock
   purchase plan                             8,195                         94                                              94
Minimum pension liability
   adjustment                                                                                            56                56
Tax benefit of stock options
   exercised                                                                5                                               5
                                       ------------    --------    -----------     -----------    ----------    --------------
Balances, December 31, 1999              6,459,930        $ 64       $ 38,962        $ 58,143          $ --          $ 97,169
                                       ============    ========    ===========     ===========    ==========    ==============


                   The accompanying notes are an integral part of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                      Year Ended December 31,
                                                                         ----------------------------------------------
                                                                                1999           1998            1997
                                                                         --------------  ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $      13,285  $       12,581   $     11,100
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                                 5,090           3,685          2,242
    Deferred income taxes                                                         1,228           2,199          3,010
    Gain on sale of property and equipment                                         (632)           (342)            --
  Changes in current assets and liabilities:
    Trade receivables, net                                                       (3,776)        (12,302)        (1,940)
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                         882          (3,357)        (9,164)
    Inventories                                                                   6,192         (18,182)           (46)
    Refundable income taxes                                                         849             507         (3,307)
    Prepaid expenses and other                                                     (449)           (222)          (113)
    Accounts payable                                                             (6,865)         10,978         (1,814)
    Accrued and other liabilities                                                  (604)          1,315         (4,301)
                                                                             -----------    ------------    -----------
      Net cash provided by (used in) operating activities                         15,200         (3,140)        (4,333)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                          (14,153)        (16,185)       (20,351)
   Proceeds from sale of property and equipment                                     687           1,670             --
   Acquisitions, net of cash acquired                                            (4,413)        (47,856)            --
   Other assets                                                                     (15)            259         (2,081)
                                                                             -----------    ------------    -----------
     Net cash used in investing activities                                      (17,894)        (62,112)       (22,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                                          113              41             49
   Proceeds from long-term debt                                                      --          40,000         35,000
   Payments on long-term debt                                                      (788)           (740)        (8,410)
   Net proceeds (payments) under notes payable                                    3,591          27,200           (302)
   Net proceeds (payments) on capital lease obligations                             223          (1,629)          (299)
   Payments on capital lease obligations to related party                            --              --         (2,671)
                                                                             -----------    ------------    -----------
     Net cash provided by financing activities                                    3,139          64,872         23,367
                                                                             -----------    ------------    -----------
     Net increase (decrease) in cash and cash equivalents                           445            (380)        (3,398)
   Cash and cash equivalents, beginning of period                                   524             904          4,302
                                                                             -----------    ------------    -----------
   Cash and cash equivalents, end of period                               $         969  $          524  $         904
                                                                             ===========    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest, net of amounts capitalized    $       6,968  $        3,836  $       1,450
  Cash paid during the period for income taxes                                    7,164           5,836          6,741
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Tax benefit of nonqualified stock options exercised                     $           5  $           83  $         130
  Capital lease obligations incurred                                                 --              --          1,869
  Acquisitions:
    Cost in excess of fair value of assets acquired                       $           -  $       23,717  $          --
    Fair value of assets acquired                                                 8,692          32,941             --
    Fair value of liabilities assumed                                             4,279           8,802             --


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                     NORTHWEST PIPE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the "Company"). All significant intercompany balances have been eliminated. The Company manufactures Water Transmission products in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

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

PROPERTY AND EQUIPMENT

Property and equipment, including land, buildings and equipment under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets, except for the depreciation of the Tubular Products mill in Portland, Oregon, which is determined by the units of production method. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases land, buildings and equipment under long-term capital leases, which are being amortized on a straight-line basis over estimated useful lives.

Estimated useful lives by major classes of property and equipment are as follows:

   Land and improvements                 20 years
   Buildings                             30 years
   Equipment                             5-18 years

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $22.6 million and $23.2 million, at December 31, 1999 and 1998, respectively. Goodwill is amortized on the straight-line method over 40 years. Amortization charged to operations was $586 and $494 for 1999 and 1998, respectively. At each balance sheet date, the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 1999.

REVENUE RECOGNITION

Revenue from construction contracts in the Company's Water Transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue from the Company's Tubular Products segment is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

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

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 159,288, 192,590 and 216,989 for the years ended December 31, 1999, 1998, 1997, respectively, were used in the calculations of diluted earnings per share. Options to purchase 269,395 shares of common stock at prices of $15.75 to $22.875 per share were outstanding during 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock. The options were outstanding at December 31, 1999.

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

COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes requirements for disclosure of comprehensive income. Comprehensive income is the total of net income and all other non-owner changes in equity.

                                                            Year Ended December 31,
                                              ----------------------------------------------------
                                                    1999              1998               1997
                                                 -----------       ------------       ------------
Net income                                    $      13,285     $       12,581     $       11,100
Minimum pension liability adjustment                     56                231               (194)
                                                 ===========        ===========       ============
Comprehensive income                          $      13,341     $       12,812     $       10,906
                                                 ===========        ===========       ============


RECENT ACCOUNTING PRONOUNCEMENTS

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

2.  ACQUISITIONS:

In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of North American.

In June 1998, the Company acquired from L.B. Foster Company the plant, equipment, leasehold and contract rights and miscellaneous assets of its Fosterweld Division manufacturing facility (the "Parkersburg Facility") for $5.3 million, and acquired the Parkersburg Facility's inventory net of assumed accounts payable. The Parkersburg Facility is employed in the manufacture of large diameter, high pressure steel pipe products.

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

3. COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

                                                                            December 31,
                                                                    -----------------------------
                                                                       1999              1998
                                                                    -----------        ----------
       Costs incurred on uncompleted contracts                   $      79,361      $     69,214
       Estimated earnings                                               30,561            22,264
                                                                    -----------        ----------
                                                                       109,922            91,478
       Less billings to date                                           (87,533)          (68,208)
                                                                    ===========        ==========
                                                                 $      22,389      $     23,270
                                                                    ===========        ==========

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts which include achievement of milestones, partial shipments or completion of the contracts.

4.  INVENTORIES:

                                                                                   December 31,
                                                                           ------------------------------
                                                                             1999               1998
                                                                           ---------          ----------
         Finished goods                                                 $    18,107        $     12,404
         Raw materials                                                       24,156              34,769
         Materials and supplies                                               2,099               2,096
                                                                           =========          ==========
                                                                        $    44,362        $     49,269
                                                                           =========          ==========

5.       PROPERTY AND EQUIPMENT:

                                                                                   December 31,
                                                                           ------------------------------
                                                                             1999                1998
                                                                           ----------         -----------
         Land and improvements                                          $     13,550       $      10,387
         Buildings                                                            23,912              19,655
         Equipment                                                            86,964              71,893
         Property and equipment under capital leases                           2,413               2,733
         Construction in progress                                              4,790               7,964
                                                                           ----------         -----------
                                                                             131,629             112,632
         Less accumulated depreciation and amortization                      (30,389)            (25,493)
                                                                           ==========         ===========
                                                                        $    101,240       $      87,139
                                                                           ==========         ===========

Accumulated amortization associated with property and equipment under capital leases was $129 at December 31, 1999 and 1998.

6.  NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 1999, the Company had a $55.0 million line of credit agreement, under which $40.0 million was outstanding, with $33.0 million bearing interest at a weighted average IBOR interest rate of 7.55%, $7.0 million bearing interest at 8.0% and additional borrowing capacity under the line of credit of $15.0 million. The credit agreement expires on September 30, 2002 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (7.4% at December 31, 1999), or at prime less 0.5% (8.0% at December 31,
1999). The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. In June 1999, the Company amended its line of credit agreement to include a $10.0 million bridge loan commitment, which expired on December 31, 1999. Amounts outstanding under the bridge loan commitment were transferred to the Company's line of credit, which was increased to $55.0 million on December 30, 1999. Additionally on December 30, 1999, the maturity date of the agreement was extended to September 30, 2002 and the ratio of maximum funded debt to EBITDA was adjusted to 3.75:1.0 until March 31, 2000, 3.50:1.0 until September 30, 2000 and 3.25:1.0 until December 31, 2000. At December 31, 1999, the Company was in compliance with all covenants specified in the line of credit agreement, as amended.

7. LONG-TERM DEBT:

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                      1999                1998
                                                                                   -----------       ------------
     Industrial Development Bond, issued in accordance with Internal Revenue
     Code Section 144(a), variable interest (4.19% at December 31, 1999 and
     3.27% at December 31, 1998) payable monthly; annual principal payments of
     $250, collateralized by property and equipment and guaranteed by an irrevocable letter
     of credit from a bank                                                            $  2,750         $  3,000

     Senior Notes, due in annual payments of $5.0 million beginning November 15,
     2001, plus interest at 6.87% paid semi-annually, on May 15 and November 15,
     without collateral                                                                 35,000           35,000

     Series A Senior Notes, due in annual payments of $1.4 million beginning
     April 1, 1999, plus interest at 6.63% paid
     semi-annually, on April 1 and October 1, without collateral                         8,571           10,000

     Series B Senior Notes, due in annual payments of $4.3 million beginning
     April 1, 2002, plus interest at 6.91% paid
     semi-annually, on April 1 and October 1, without collateral                        30,000           30,000

     Other                                                                                 891               --
                                                                                    -----------       ------------
     Total long-term debt                                                             $ 77,212         $ 78,000
                                                                                    ===========       ============

     Amounts are displayed on the consolidated balance sheet as follows:
        Current portion of long-term debt                                             $  2,124         $  1,679
        Long-term debt, less current portion                                            75,088           76,321
                                                                                    -----------       ------------
                                                                                      $ 77,212         $ 78,000
                                                                                    ===========       ============

The Company is required to maintain certain financial ratios under its long-term debt agreements. As of December 31, 1999, the most restrictive of these was a requirement to maintain consolidated indebtedness at or below 58% of consolidated total capitalization. At December 31, 1999, the Company was in compliance with all financial ratios specified in its long-term debt agreements.

Future principal payments are as follows:

      2000                                                                                  $     2,124
      2001                                                                                        7,124
      2002                                                                                       10,964
      2003                                                                                       10,964
      2004                                                                                       10,964
      Thereafter                                                                                 35,072
                                                                                               ---------
                                                                                            $    77,212
                                                                                               =========

Interest expense was $8,065, net of amounts capitalized of $163 in 1999. Interest expense was $4,835, net of amounts capitalized of $1,554, in 1998. Interest expense was $1,817, net of amounts capitalized of $707, in 1997.

8.  LEASES:

CAPITAL LEASES

The Company leases certain hardware and software related to a new company-wide enterprise resource planning system and other equipment. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 1999 are as follows:

      2000                                                                                  $       648
      2001                                                                                          605
      2002                                                                                          583
      2003                                                                                          583
      2004                                                                                          437
                                                                                               ---------
      Total minimum lease payments                                                                2,856
      Less - Amount representing interest                                                           476
                                                                                               ---------
      Present value of minimum lease payments with interest rates of 7.9% - 10.75%          $     2,380
                                                                                               =========

OPERATING LEASES

The Company has entered into various equipment leases with terms of eight years or less. Total rental expense for 1999, 1998, and 1997 was $868, $967, and $1,323, respectively. Future minimum payments for operating leases with initial or remaining terms in excess of one year are:

      2000                                                                                  $       441
      2001                                                                                          400
      2002                                                                                          318
      2003                                                                                          198
      2004                                                                                          182
      Thereafter                                                                                    618
                                                                                               ---------
                                                                                            $     2,157
                                                                                               =========

9.  RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of employee contributions to the plan, subject to certain limitations. The

Company also has two noncontributory defined benefit plans, which cover substantially all employees at its Denver, Colorado facility. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. Total expense for all retirement plans was in 1999, 1998, and 1997 was $513, $533, and $412, respectively.

10. STOCK-BASED COMPENSATION PLANS:

EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows employees of the Company to purchase shares of the Company's common stock through accumulated payroll deductions. Participating employees may elect to contribute up to 10% of their eligible compensation, subject to certain limitations, during each pay period to the ESPP. The ESPP provides for two semi-annual offering periods beginning May 1 and November 1 of each year. Participant funds are accumulated during the offering period and used to automatically purchase shares of the Company's common stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date. The Company has made 300,000 shares of common stock available for sale under the ESPP and had issued 8,195 shares as of December 31, 1999.

STOCK OPTION PLANS

The Company has two stock option plans for employees and directors. The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price which is 100 percent of the fair value of the Company's stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules which range from immediate for nonemployee directors to ratably over a 60 month period for all other options. Options terminate 10 years from the date of grant. There were 780,375, 784,594, and 820,928 shares of common stock reserved for issuance under the Company's stock compensation plans at December 31, 1999, 1998 and 1997, respectively.

A summary of status of the Company's stock options as of December 31, 1999, 1998 and 1997 and changes during the year ended on those dates is presented below:

                                                                                  Exercise Price
                                                                         ----------------------------------
                                                                                              Weighted
                                                                            Options            Average
                                                                          Outstanding      Exercise Price
                                                                         --------------    ----------------
    Balance, December 31, 1996                                                 280,810              $3.85
    Options granted                                                            155,500              18.60
    Options exercised                                                          (22,416)              2.20
    Options canceled                                                                --                 --
                                                                           ------------    ---------------
    Balance, December 31, 1997                                                 413,894               9.48
    Options granted                                                            109,613              21.15
    Options exercised                                                          (36,334)              1.25
    Options canceled                                                            (3,039)             20.00
                                                                           ------------    ---------------
    Balance, December 31, 1998                                                 484,134              12.67
    Options granted                                                            176,573              14.74
    Options exercised                                                          (4,219)               3.24
    Options canceled                                                           (5,697)              16.02
                                                                           ------------    ---------------
    Balance, December 31, 1999                                                 650,791            $ 13.27
                                                                           ============    ===============



The following table summarizes information about stock options outstanding at December 31, 1999:

                        Options Outstanding                                    Options Exercisable
---------------------------------------------------------------------    ---------------------------------
                                           Weighted       Weighted                           Weighted
                                           Average         Average                           Average
     Range of                             Remaining       Exercise                           Exercise
  Exercise Prices        Number of       Contractual        Price          Number of          Price
     Per Share            Options        Life (Years)     Per Share         Options         Per Share
  ---------------        ---------       ------------     ---------        ---------        ----------
      $0.87 - $1.00          67,219          2.75           $ 0.96           67,219            $ 0.96
              $4.78         130,622          5.47             4.78          118,524              4.78
    $11.50 - $14.75         183,951          8.97            14.58           44,465             14.21
    $15.75 - $18.75         158,000          7.10            18.52           96,463             18.37
    $18.88 - $22.88         110,999          8.11            21.06           46,588             21.21
                         -----------                                      ------------
                            650,791                                         373,259
                         ===========                                      ============

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 1999, 1998 and 1997, respectively: 373,259 at $10.78, 266,206 at $9.05, and 221,899 at $5.55.

SFAS 123, "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for the recognition of cost related to stock compensation plans. Adoption of the accounting requirements of SFAS 123 is optional. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock compensation plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below. The fair value of options granted in 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         Year Ended December 31,
                                       ------------------------------------------------------------
                                            1999                 1998                   1997
                                       ----------------     ----------------      -----------------
Risk-free interest rate                  4.91% - 5.44%        5.55% - 5.64%           6.12% -6.61%
Expected dividend yield                             0%                   0%                     0%
Expected volatility                             30.73%               29.31%                 24.70%
Expected lives                              five years           five years             five years

The weighted average grant date fair value of options granted during 1999, 1998 and 1997 was $5.67, $7.69, and $6.17, respectively. The weighted average purchase price and weighted average fair value of shares issued under the ESPP in 1999 were $11.48 and $13.00, respectively.

Had the Company used the fair value methodology for determining compensation expense, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                         1999             1998             1997
                                                       ----------       ----------       ----------
    Net income - as reported                        $     13,285     $     12,581     $     11,100
    Net income - pro forma                                12,887           12,244           10,507
    Diluted earnings per share - as reported                2.01             1.90             1.68
    Diluted earnings per share - pro forma                  1.95             1.85             1.59



11. SHAREHOLDER RIGHTS PLAN:

In June 1999, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquiror, and reserved 150,000 shares of Series A Junior Participating Preferred Stock ("Preferred Stock") for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") per share of common stock, payable to shareholders of record on July 9, 1999. Each right represents the right to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00, subject to adjustment. The Rights will be exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's outstanding shares of common stock. Subject to the terms of the Plan and upon the occurrence of certain events, each Right would entitle the holder to purchase common stock of the Company, or of an acquiring company in certain circumstances, having a market value equal to two times the exercise price of the Right. The Company may redeem the Rights at a price of $0.01 per Right under certain circumstances.

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

COMMITMENTS

As of December 31, 1999, the Company had outstanding raw material purchase commitments of approximately $10.8 million.

13.  INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                   Year Ended December 31,
                                                      --------------------------------------------------
                                                         1999                1998               1997
                                                      -----------          ----------        -----------
Current:
   Federal                                        $        6,845       $       5,076      $       3,189
   State                                                   1,092               1,114                619
Deferred:
   Federal                                                   742               1,972              2,624
   State                                                      85                 227                386
                                                      -----------          ----------        -----------
                                                  $        8,764       $       8,389      $       6,818
                                                      ===========          ==========        ===========

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

                                                                   Year Ended December 31,
                                                      --------------------------------------------------
                                                         1999                1998               1997
                                                      -----------          ----------        -----------
Provision at statutory rate                       $        7,717       $       7,340      $       6,092
State provision, net of federal benefit                      766                 951                896
Other                                                        281                  98               (170)
                                                      ===========          ==========        ===========
                                                  $        8,764       $       8,389      $       6,818
                                                      ===========          ==========        ===========

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                                December 31,
                                                                         ----------------------------
                                                                           1999              1998
                                                                         ----------        ----------
     Deferred tax assets:
     Trade receivables, net                                           $         29      $         --
     Property and equipment                                                     --                69
     Accrued employee benefits                                                 611               632
     Inventories                                                               460               378
     Net operating loss carryforwards                                        1,493             1,980
     Other                                                                      --                65
                                                                         ----------        ----------
     Total deferred tax assets                                        $      2,593      $      3,124
                                                                         ----------        ----------
     Deferred tax liabilities:

     Trade receivables, net                                           $          --     $       (895)
     Property and equipment                                                (10,065)           (7,620)
                                                                         ----------        ----------
     Total deferred tax liabilities                                        (10,065)           (8,515)
                                                                         ----------        ----------
     Net deferred tax liabilities                                     $     (7,472)     $     (5,391)
                                                                         ==========        ==========
     Deferred tax assets and liabilities are included in the
      consolidated balance sheets as follows:
           Deferred tax assets - current                              $      1,502      $      1,794
           Deferred tax liabilities - noncurrent                            (8,974)           (7,185)
                                                                         ----------       -----------
     Net deferred tax liabilities                                     $     (7,472)     $     (5,391)
                                                                         ==========        ==========

      As of December 31, 1999, the Company had approximately $3.8 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $348 per year during the 15 year carryforward period which expires in 2011.

14.  SEGMENT INFORMATION:

The Company has adopted SFAS No. 131, "Disclosures about Segments of and Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

The Company's Water Transmission segment manufactures and markets large diameter, high pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high pressure water transmission pipelines in the United States and Canada. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia and Saginaw, Texas facilities and are sold primarily to public water agencies either directly or through an installation contractor.

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

Based on the location of the customer, the Company sold products only in the United States and Canada. As of December 31, 1999, all material long-lived assets are located in the United States.

                                                         Year Ended December 31,
                                            ---------------------------------------------------
                                                1999              1998               1997
                                            -------------    ---------------     --------------
Net sales:
  Water transmission                        $     137,418     $     124,612      $      99,317
  Tubular products                                102,889            84,904             51,516
                                                ----------       -----------        -----------
    Total                                   $     240,307     $     209,516      $     150,833
                                                ==========       ===========        ===========

Gross profit:
  Water transmission                        $      32,348     $      28,718      $      22,733
  Tubular products                                 16,556            12,946              8,384
                                                ----------       -----------        -----------
    Total                                   $      48,904     $      41,664      $      31,117
                                                ==========       ===========        ===========

Interest expense, net:
  Water transmission                        $       3,056     $       2,220      $       1,681
  Tubular products                                  5,009             2,615                136
                                                ----------       -----------        -----------
    Total                                   $       8,065     $       4,835      $       1,817
                                                ==========       ===========        ===========

Depreciation and amortization
  of Property and Equipment:
  Water transmission                        $       2,587     $       1,916      $       1,781
  Tubular products                                  1,750             1,150                387
                                                ----------       -----------        -----------
    Total                                           4,337             3,066              2,168
  Corporate                                           167               125                 74
                                                ----------       -----------        -----------
    Total                                   $       4,504     $       3,191      $       2,242
                                                ==========       ===========        ===========

Amortization of intangible assets:
  Water transmission                        $           -     $           -      $           -
  Tubular products                                    586               494                  -
                                                ----------       -----------        -----------
    Total                                   $         586     $         494      $           -
                                                ==========       ===========        ===========

Capital expenditures:
  Water transmission                        $       5,673     $       7,302      $       8,235
  Tubular products                                  2,948             8,656             12,898
                                                ----------       -----------        -----------
    Total                                           8,621            15,958             21,133
  Corporate                                         5,532               227              1,087
                                                ----------       -----------        -----------
    Total                                   $      14,153     $      16,185      $      22,220
                                                ==========       ===========        ===========

Net sales by geographic area:
   United States                            $     232,663     $     204,904      $     144,399
   Canada                                           7,644             4,612              6,434
                                                ----------       -----------        -----------
      Total                                 $     240,307     $     209,516      $     150,833
                                                ==========       ===========        ===========

                                                Year Ended December 31,
                                            --------------------------------
                                                1999              1998
                                            --------------    --------------
Total assets:
  Water transmission                        $     116,022     $     117,128
  Tubular products                                119,529           108,853
                                                ----------       -----------
    Total                                         235,551           225,981
  Corporate                                        12,720             8,170
                                                ----------       -----------
     Total                                  $     248,271     $     234,151
                                                ==========       ===========

No one customer represented more than 10% of total sales in 1999, 1998 or 1997.

15.  QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 1999 and 1998 is as follows:

                                First             Second           Third           Fourth
                                Quarter           Quarter          Quarter         Quarter
                                ----------        ----------       ---------       ----------
1999:
Net sales:
   Water transmission        $     35,706      $     33,014     $    36,086     $     32,612
   Tubular products                21,825            27,997          27,236           25,831
                                ----------        ----------       ---------       ----------
      Total net sales        $     57,531      $     61,011     $    63,322     $     58,443

Gross profit:
   Water transmission        $      8,149      $      7,384     $     7,980     $      8,835
   Tubular products                 2,865             4,414           5,294            3,983
                                ----------        ----------       ---------       ----------
      Total gross profit     $     11,014      $     11,798     $    13,274     $     12,818

Net income                   $      2,643      $      3,095     $     3,864     $      3,683

Earnings per share:
   Basic                     $       0.41      $       0.48     $      0.60     $       0.57
   Diluted                   $       0.40      $       0.47     $      0.58     $       0.56

1998:
Net sales:
   Water transmission        $     21,904      $     27,866     $    36,214     $     38,628
   Tubular products                16,336            26,144          23,054           19,370
                                ----------        ----------       ---------       ----------
      Total net sales        $     38,240      $     54,010     $    59,268     $     57,998

Gross profit:
   Water transmission        $      3,997      $      6,151     $     9,383     $      9,187
   Tubular products                 2,504             4,850           2,814            2,778
                                ----------        ----------       ---------       ----------
      Total gross profit     $      6,501      $     11,001     $    12,197     $     11,965

Net income                   $      1,723      $      3,241     $     4,226     $      3,391

Earnings per share:
   Basic                     $       0.27      $       0.50     $      0.66     $       0.53
   Diluted                   $       0.26      $       0.49     $      0.64     $       0.51