Form 10-Q
period 2000-03-31
NORTHWEST PIPE CO
filed 2000-05-04
CIK 1001385

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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

Common Stock, par value $.01 per share	6,467,417
(Class)	(Shares outstanding at May 1, 2000)

NORTHWEST PIPE COMPANY

FORM 10-Q

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets—March 31, 2000 and December 31, 1999	2
	Consolidated Statements of Income—Three Months Ended March 31, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	March 31, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$496	$969
Trade receivables, less allowance for doubtful accounts of $1,027 and $1,896	55,095	47,934
Costs and estimated earnings in excess of billings on uncompleted contracts	21,960	22,389
Inventories	58,999	44,362
Refundable income taxes	2,244	2,244
Deferred income taxes	1,502	1,502
Prepaid expenses and other	1,843	2,222

Total current assets	142,139	121,622
Property and equipment, less accumulated depreciation and amortization of $32,060 and $30,389	100,656	101,240
Goodwill, net	22,482	22,637
Restricted assets	2,300	2,300
Other assets	464	472

	$268,041	$248,271

Liabilities and Stockholders' Equity
Current liabilities:
Note payable to financial institution	$43,800	$40,000
Current portion of long-term debt	2,124	2,124
Current portion of capital lease obligations	484	484
Accounts payable	27,162	17,558
Accrued liabilities	9,093	4,978

Total current liabilities	82,663	65,144
Long-term debt, less current portion	75,088	75,088
Capital lease obligations, less current portion	1,786	1,896
Deferred income taxes	8,974	8,974

Total liabilities	168,511	151,102
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,459,930 shares issued and outstanding	64	64
Additional paid-in-capital	38,962	38,962
Retained earnings	60,504	58,143

Total stockholders' equity	99,530	97,169

	$268,041	$248,271

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Net sales	$63,991	$57,531
Cost of sales	52,523	46,517

Gross profit	11,468	11,014
Selling, general and administrative expense	5,296	4,542

Income from operations	6,172	6,472
Interest expense, net	2,237	2,030

Income before income taxes	3,935	4,442
Provision for income taxes	1,574	1,799

Net income	$2,361	$2,643

Basic earnings per share	$0.37	$0.41

Diluted earnings per share	$0.36	$0.40

Shares used in per share calculations:
Basic	6,460	6,443

Diluted	6,608	6,602

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Cash Flows From Operating Activities:
Net income	$2,361	$2,643
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,825	1,152
Allowance for doubtful accounts	(869)	48
Gain on sales of property and equipment	(483)	—
Changes in current assets and liabilities:
Trade receivables	(6,291)	(6,905)
Costs and estimated earnings in excess of billings on uncompleted contracts	429	2,622
Inventories	(14,637)	2,062
Prepaid expenses and other	379	283
Accounts payable	9,604	(5,042)
Accrued and other liabilities	4,115	3,593

Net cash (used in) provided by operating activities	(3,567)	456
Cash Flows From Investing Activities:
Additions to property and equipment	(1,142)	(2,330)
Proceeds from sale of property and equipment	539	—
Other assets	7	69

Net cash used in investing activities	(596)	(2,261)
Cash Flows From Financing Activities:
Proceeds from the sale of common stock, net	—	8
Net proceeds under notes payable	3,800	5,100
Payments on capital lease obligations	(110)	(2,000)

Net cash provided by financing activities	3,690	3,108

Net (decrease) increase in cash and cash equivalents	(473)	1,303
Cash and cash equivalents, beginning of period	969	524

Cash and cash equivalents, end of period	$496	$1,827

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$844	$685
Income taxes	40	—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Basis of Presentation

    The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1999 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K for the year then ended.

    Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000 or any portion thereof.

2. Earnings per Share

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 147,976 and 158,868 for the three months ended March 31, 2000 and 1999, respectively, were used in the calculations of diluted earnings per share. Options to purchase 439,277 shares of common stock at prices of $14.563 to $22.875 per share were outstanding at March 31, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

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

	March 31, 2000	December 31, 1999
Finished goods	$27,599	$18,107
Raw materials	29,301	24,156
Materials and supplies	2,099	2,099

	$58,999	$44,362

4. Segment Information

    The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of and Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended March 31,
	2000	1999
Net Sales:
Water Transmission	$31,498	$35,706
Tubular Products	32,493	21,825

Total	$63,991	$57,531

Gross Profit:
Water Transmission	$5,753	$8,149
Tubular Products	5,715	2,865

Total	$11,468	$11,014

    No single customer accounted for 10% or more of total net sales in the first quarter of 2000 or 1999.

5. Acquisition

    In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies. The purchase price of $4.5 million was allocated to the underlying assets and liabilities, including certain debt, of North American.

Item 2.  Management's Discussion and Analysis of Financial Condition And Results Of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to those discussed in this discussion and analysis of financial condition and results of operations, as well as those discussed elsewhere in this Report and from time to time in the Company's other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions, growth rates, bidding activity, project delays, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

	Three months ended March 31,
	2000	1999
Net sales
Water Transmission	49.2%	62.1%
Tubular Products	50.8	37.9

Total net sales	100.0	100.0
Cost of sales	82.1	80.9

Gross profit	17.9	19.1
Selling, general and administrative expense	8.3	7.9

Income from operations	9.6	11.2
Interest expense, net	3.5	3.5

Income before income taxes	6.1	7.7
Provision for income taxes	2.4	3.1

Net income	3.7%	4.6%

Gross profit as a percentage of segment net sales:
Water Transmission	18.3%	22.8%
Tubular Products	17.6	13.1

First Quarter 2000 Compared to First Quarter 1999

    Sales.  Net sales increased 11.2% to $64.0 million in the first quarter of 2000, from $57.5 million in the first quarter of 1999.

    Water Transmission sales decreased 11.8% to $31.5 million in the first quarter of 2000 from $35.7 million in the first quarter of 1999. Water Transmission sales in the first quarter of 2000 continued to be negatively impacted by delays in projects the Company had already been awarded, and postponements in bidding activity and awarding of new projects. Bidding activity did begin to improve during the first quarter of 2000. However, sales in the remainder of 2000 will be dependent on a reduction of the delays in projects the Company has been awarded and continued strong bidding activity in the water transmission market.

    Tubular Products sales increased 48.9% to $32.5 million in the first quarter of 2000 from $21.8 million in the first quarter of 1999. The increases were primarily the result of strong demand in certain product lines and price increases implemented in the fourth quarter of 1999 to offset increases in the price of steel purchased by the Company.

    Gross Profit.  Gross profit increased 4.1% to $11.5 million (17.9% of total net sales) in the first quarter of 2000 from $11.0 million (19.1% of total net sales) in the first quarter of 1999.

    Water Transmission gross profit decreased 29.4% to $5.8 million (18.3% of segment net sales) in the first quarter of 2000 from $8.1 million (22.8% of segment net sales) in the first quarter of 1999. Water Transmission gross profit in the first quarter of 2000 was negatively impacted by delays in projects the Company had already been awarded, and postponements in bidding activity and awarding of new projects. As a result, the Company was unable to effectively utilize its available manufacturing capacity in the first quarter of 2000, which reduced gross profit. Gross profit in the remainder of 2000 will be dependent on a reduction of the delays in projects the Company has been awarded and continued strong bidding activity in the water transmission market.

    Tubular Products gross profit increased 99.5% to $5.7 million (17.6% of segment net sales) in the first quarter of 2000 from $2.9 million (13.1% of segment net sales) in the first quarter of 1999, primarily as a result of a favorable product mix and an increase in prices in certain product lines implemented to offset increases in the price of steel purchased by the Company. There can be no assurance that the Company will be successful in implementing further price increases on its products to offset additional steel price increases, if any.

    Selling, General and Administrative Expense.  Selling, general and administrative expenses increased 16.6% to $5.3 million (8.3% of total net sales) in the first quarter of 2000 compared to $4.5 million (7.9% of total net sales) in the first quarter of 1999. The increase was primarily the result of additional operating costs related to North American, which was acquired in June 1999.

    Interest Expense.  Interest expense increased to $2.2 million in the first quarter of 2000 from $2.0 million in the first quarter of 1999 due to increased borrowings used to finance the acquisition of North American in June 1999 and to support higher production and sales levels.

    Income Taxes.  The provision for income taxes was $1.6 million in the first quarter of 2000, based upon an expected tax rate of approximately 40% for 2000.

Liquidity and Capital Resources

    The Company finances operations with internally generated funds and available borrowings. At March 31, 2000, the Company had cash and cash equivalents of $496,000.

    Net cash used in operating activities in the first quarter of 2000 was $3.6 million. This was primarily the result of $2.4 million of net income, non-cash adjustments for depreciation and amortization of $1.8 million and increases in accounts payable and accrued liabilities of $9.6 and $4.1 million, respectively; offset by an increase in net trade receivables and inventories of $7.2 and $14.6 million, respectively. The increases in accounts payable and inventories were primarily attributable to the timing and amount of purchases and utilization of steel. Tubular Products finished goods inventory has also increased in order to support a higher level of sales. The increase in trade receivables primarily resulted from increased tubular product shipments in the first quarter of 2000.

    Net cash used in investing activities in the first quarter of 2000 was $596,000, which primarily resulted from additions of property and equipment. Capital expenditures are expected to approximate $9.0 million in 2000.

    Net cash provided by financing activities in the first quarter of 2000 was $3.7 million, which primarily resulted from $3.8 million in net borrowings under the Company's credit agreement, offset by payments of capital lease obligations.

    The Company had the following significant components of debt at March 31, 2000: a $55 million credit agreement under which $43.8 million was outstanding; $8.6 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.8 million with a variable interest rate of 3.86%; and capital lease obligations of $2.3 million which bear interest at 7.9%.

    The credit agreement expires on September 30, 2002 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (7.9% at March 31, 2000), or at prime less 0.5% (8.5% at March 31, 2000). At March 31, 2000, the Company had $41.0 million outstanding under the credit agreement bearing interest at a weighted average IBOR interest rate of 7.83%, $2.8 million bearing interest at 8.5% and additional borrowing capacity under the credit agreement of $11.2 million. The credit agreement contains the following covenants: minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. The ratio of maximum funded debt to EBITDA allowed under the terms of the credit agreement was 3.75:1.0 through March 31, 2000, 3.50:1.0 until September 30, 2000 and 3.25:1.0 on or after December 31, 2000.

    At March 31, 2000, the Company was in compliance with all covenants specified in its debt agreements.

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

    To the extent necessary, the Company may also satisfy working capital requirements through additional bank borrowings, senior notes and capital leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

    Acquisition.  In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities which produce custom fabricated piping assemblies. The purchase price of $4.5 million was allocated to the underlying assets and liabilities, including certain debt, of North American.

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

Part II—Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)
The exhibits filed as part of this report are listed below:

Exhibit No.
10.19	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on March 31, 2000
10.20	Office Lease Agreement dated January 7, 2000 between Northwest Pipe Company and 200 Market Associates Limited Partnership
27	Financial Data Schedule
(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Dated: May 3, 2000

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