Form 10-Q
period 2000-06-30
NORTHWEST PIPE CO
filed 2000-08-11
CIK 1001385

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0557988 (IRS Employer Identification No.)

200 S.W. Market Street
Suite 1800
Portland, Oregon 97201
(Address of principal executive offices and zip code)

503-946-1200
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

Common Stock, par value $.01 per share	6,467,525
(Class)	(Shares outstanding at August 4, 2000)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

Page
PART 1—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	2
Consolidated Statements of Income—Three Months and Six Months Ended June 30, 2000 and 1999	3
Consolidated Statements of Cash Flows—Six Months Ended June 30, 2000 and 1999	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosure About Market Risk	11
PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 6. Exhibits and Reports on Form 8-K	11

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	June 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$488	$969
Trade receivables, less allowance for doubtful accounts of $577 and $1,896	48,888	47,934
Costs and estimated earnings in excess of billings on uncompleted contracts	36,858	22,389
Inventories	68,117	44,362
Refundable income taxes	1,459	2,244
Deferred income taxes	1,502	1,502
Prepaid expenses and other	1,549	2,222

Total current assets	158,861	121,622
Property and equipment, less accumulated depreciation and amortization of $33,817 and $30,389	102,045	101,240
Goodwill, net	22,328	22,637
Restricted assets	2,300	2,300
Other assets, net	405	472

	$285,939	$248,271

Liabilities and Stockholders' Equity
Current liabilities:
Note payable to financial institution	$55,400	$40,000
Current portion of long-term debt	2,124	2,124
Current portion of capital lease obligations	668	484
Accounts payable	34,030	17,558
Accrued liabilities	6,774	4,978

Total current liabilities	98,996	65,144
Long-term debt, less current portion	72,964	75,088
Capital lease obligation, less current portion	2,325	1,896
Deferred income taxes	8,974	8,974

Total liabilities	183,259	151,102
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,467,417 and 6,459,930 shares issued and outstanding	64	64
Additional paid-in-capital	39,047	38,962
Retained earnings	63,569	58,143

Total stockholders' equity	102,680	97,169

	$285,939	$248,271

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
Net sales	$69,490	$61,011	$133,481	$118,542
Cost of sales	56,674	49,213	109,197	95,730

Gross profit	12,816	11,798	24,284	22,812
Selling, general and administrative expenses	5,287	4,689	10,583	9,231

Income from operations	7,529	7,109	13,701	13,581
Interest expense, net	2,421	1,908	4,658	3,938

Income before income taxes	5,108	5,201	9,043	9,643
Provision for income taxes	2,043	2,106	3,617	3,905

Net income	$3,065	$3,095	$5,426	$5,738

Basic earnings per share	$0.47	$0.48	$0.84	$0.89

Diluted earnings per share	$0.46	$0.47	$0.82	$0.87

Shares used in per share calculations:
Basic	6,465	6,450	6,461	6,448

Diluted	6,611	6,617	6,608	6,610

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2000	1999
Cash Flows From Operating Activities:
Net income	$5,426	$5,738
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,736	2,311
Provision for doubtful accounts	1,319	292
Gain on sale of property and equipment	(483)	(72)
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(2,273)	(7,349)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,469)	5,123
Inventories	(23,755)	6,979
Refundable income taxes	785	—
Prepaid expenses and other	673	524
Accounts payable	16,472	(1,712)
Accrued and other liabilities	1,796	2,003

Net cash (used in) provided by operating activities	(10,773)	13,837
Cash Flows From Investing Activities:
Additions to property and equipment	(4,288)	(5,424)
Proceeds from the sale of property and equipment	539	72
Acquisitions, net of cash acquired	—	(4,312)
Other assets	67	88

Net cash used in investing activities	(3,682)	(9,576)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	85	9
Net payments under long-term debt	(2,124)	(1,678)
Net proceeds under notes payable from financial institutions	15,400	1,300
Net proceeds (payments) on capital lease obligations	613	(2,000)

Net cash provided (used in) by financing activities	13,974	(2,369)

Net (decrease) increase in cash and cash equivalents	(481)	1,892
Cash and cash equivalents, beginning of period	969	524

Cash and cash equivalents, end of period	$488	$2,416

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,494	$3,182
Income taxes	2,145	2,686
Supplemental Disclosure of Noncash Information:
Fair value of assets acquired	$—	$7,988
Fair value of liabilities assumed	—	3,852

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1. Basis of Presentation

    The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1999 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K for the year then ended.

    Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any portion thereof.

2. Earnings per Share

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 146,235 and 166,432 for the three months ended June 30, 2000 and 1999, respectively, and incremental shares of 147,305 and 162,136 for the six months ended June 30, 2000 and 1999, respectively were used in the calculations of diluted earnings per share. Options to purchase 569,037 shares of common stock at prices of $14.56 to $22.88 per share were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3. Inventories

    Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

	June 30, 2000	December 31, 1999
Finished goods	$32,840	$18,107
Raw materials	33,178	24,156
Materials and supplies	2,099	2,099

	$68,117	$44,362

4. Segment Information

    The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net Sales:
Water Transmission	$36,184	$33,014	$67,682	$68,720
Tubular Products	33,306	27,997	65,799	49,822

Total	$69,490	$61,011	$133,481	$118,542

Gross Profit:
Water Transmission	$8,291	$7,384	$14,044	$15,533
Tubular Products	4,525	4,414	10,240	7,279

Total	$12,816	$11,798	$24,284	$22,812

5. Acquisitions

    In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities, which produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of North American.

6. Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), and further amended it to defer the effective date. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt the provisions of SAB 101 no later than December 31, 2000. The Company is currently reviewing the requirements of SAB 101 and assessing the impact on its consolidated financial statements.

    In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company is required to adopt the provisions of FIN 44 in the third quarter of 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its consolidated financial statements.

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

Overview

    The Company is headquartered in Portland, Oregon. Water Transmission products are manufactured in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in its Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

    The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for tubular products. Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company's market area since each population center determines its own waterworks requirements. Construction, the energy market and general economic conditions influence demand for tubular products.

Results of Operations

    The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net sales:
Water Transmission	52.1%	54.1%	50.7%	58.0%
Tubular Products	47.9	45.9	49.3	42.0

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	81.6	80.7	81.8	80.8

Gross profit	18.4	19.3	18.2	19.2
Selling, general and administrative expenses	7.6	7.7	7.9	7.8

Income from operations	10.8	11.6	10.3	11.4
Interest expense, net	3.5	3.1	3.5	3.3

Income before income taxes	7.3	8.5	6.8	8.1
Provision for income taxes	2.9	3.4	2.7	3.3

Net income	4.4%	5.1%	4.1%	4.8%

Gross profit as a percentage of segment net sales:
Water Transmission	22.9%	22.4%	20.7%	22.6%
Tubular Products	13.6	15.8	15.6	14.6

Second Quarter and Six Months Ended June 30, 2000 Compared to Second Quarter and Six Months Ended June 30, 1999

    Net Sales.  Net sales increased 13.9% to $69.5 million in the second quarter of 2000, from $61.0 million in the second quarter of 1999, and increased 12.6% to $133.5 million in the first six months of 2000, from $118.5 million in the first six months of 1999.

    Water Transmission sales increased 9.6% to $36.2 million in the second quarter of 2000 from $33.0 million in the second quarter of 1999, and decreased 1.5% to $67.7 million in the first six months of 2000 from $68.7 million in the first six months of 1999. The increase sales in the second quarter of 2000 resulted from the release of previously delayed projects into production and increased sales attributable to North American, which was acquired in June 1999. The six months decline in sales was largely attributable to the lower sales in the first quarter, which resulted from delays in projects the Company had already been awarded. Bidding activity during the second quarter of 2000 was steady. Sales in the remainder of 2000 will be dependent on a reduction of the delays in projects the Company has been awarded and continued strong bidding activity in the water transmission market.

    Tubular Products sales increased 19.0% to $33.3 million in the second quarter of 2000 from $28.0 million in the second quarter of 1999 and increased 32.1% to $65.8 million in the first six months of 2000 from $49.8 million in the first six months of 1999. The increases were primarily the result of increased sales in certain product lines and price increases implemented in the first half of 2000 to offset increases in the price of steel purchased by the Company.

    No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2000 or 1999.

    Gross Profit.  Gross profit increased 8.6% to $12.8 million (18.4% of total net sales) in the second quarter of 2000 from $11.8 million (19.3% of total net sales) in the second quarter of 1999 and increased 6.5% to $24.3 million (18.2% of total net sales) in the first six months of 2000 from $22.8 million (19.2% of total net sales) in the first six months of 1999.

    Water Transmission gross profit increased 12.3% to $8.3 million (22.9% of segment net sales) in the second quarter of 2000 from $7.4 million (22.4% of segment net sales) in the second quarter of 1999 and decreased 9.6% to $14.0 million (20.7% of segment net sales) in the first six months of 2000 from $15.5 million (22.6% of segment net sales) in the first six months of 1999. Water Transmission gross profit improved in the second quarter of 2000 due to increased production that resulted from projects that were delayed from the first quarter of 2000 and the acquisition of North American in June 1999. The first six months of 2000 decline in gross profit resulted from the inability to effectively utilize available manufacturing capacity in the first quarter of 2000. Gross profit in the remainder of 2000 will depend in part on a reduction of the delays in projects the Company has been awarded and continued strong bidding activity in the water transmission market.

    Gross profit from Tubular Products increased 2.5% to $4.5 million (13.6% of segment net sales) in the second quarter of 2000 from $4.4 million (15.8% of segment net sales) in the second quarter of 1999 and increased 40.7% to $10.2 million (15.6% of segment net sales) in the first six months of 2000 from $7.3 million (14.6% of segment net sales) in the first six months of 1999. Tubular Products gross profit improved in the first six months of 2000 as a result of a favorable product mix and price increases in certain product lines. Gross profit as a percent of segment net sales in the second quarter 2000 decreased due to increases in raw material costs that were in excess of the price increases implemented by the Company. While steel prices have recently begun to decrease, the unfavorable impact on margins is expected to continue through most of the remainder of the year, as the higher priced steel in finished goods and raw materials is consumed through the production process and sold.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 12.8% to $5.3 million (7.6% of total net sales) in the second quarter of 2000 from $4.7 million (7.7% of total net sales) in the second quarter of 1999 and increased 14.6% to $10.6 million (7.9% of total net sales) in the first six months of 2000 from $9.2 million (7.8% of total net sales) in the first six months of 1999. The increases primarily resulted from higher operating expenses related to the acquisition of North American in June 1999 and increased expenses to support the growth in the Company's business.

    Interest Expense, net.  Interest expense, net increased 26.9% to $2.4 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999 and increased 18.3% to $4.7 million in the first six months of 2000 from $3.9 million in the first six months of 1999. The increases in interest expense resulted from higher interest rates, increased borrowings used to finance the acquisition of North American and capital expenditures and higher working capital requirements to support higher production and sales volume.

    Income Taxes.  The provision for income taxes was $3.6 million in the first six months of 2000, based on an expected tax rate of approximately 40.0% for 2000.

Liquidity and Capital Resources

    The Company finances operations with internally generated funds and available borrowings. At June 30, 2000, the Company had cash and cash equivalents of $488,000.

    Net cash used for operating activities in the first six months of 2000 was $10.8 million. This was primarily a net result of $5.4 million of net income, non-cash adjustments for depreciation and amortization of $3.7 million, increase in inventories, accounts payable and costs and estimated earnings in excess of billings on uncompleted contracts of $23.8, $16.5 and $14.5 million, respectively. The increase in inventories, accounts payable and costs and estimated earnings in excess of billings on uncompleted contracts primarily resulted from increased production in our Water Transmission facilities.

    Net cash used in investing activities in the first six months of 2000 was $3.7 million, which primarily resulted from expenditures for property and equipment.

    Net cash provided by financing activities was $14.0 million in the first six months of 2000, which resulted from increased borrowings to support the increase in production of Water Transmission products.

    The Company had the following significant components of debt at June 30, 2000: a $55 million credit agreement under which $54.1 million was outstanding; a $10.0 million bridge loan commitment under which $1.3 million was outstanding; $7.1 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; and an Industrial Development Bond of $2.5 million with variable interest rate of 4.65%; and capital lease obligations or $3.0 million which bear interest at 8.1%.

    The credit agreement expires on September 30, 2002 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (8.4% at June 30, 2000), or at prime less 0.5% (9.0% at June 30, 2000). At June 30, 2000, the Company had $51.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 8.4%, $4.4 million bearing interest at 9.0% and additional borrowing capacity under the line of credit and bridge loan commitment of $9.6 million. In May 2000, the Company amended its line of credit agreement to include a $10 million bridge loan commitment to be used to finance the additional working capital needed to support the increase in the Company's business. The bridge loan commitment will expire on August 31, 2000 and the Company believes will either be extended into 2001 or the Company's line of credit will be increased $10.0 million. The amount borrowed under the bridge loan commitment bears interest at rates related to IBOR or LIBOR plus 2.25%. The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and minimum tangible net worth. The ratio of maximum funded debt to EBITDA allowed under the terms of the credit agreement is 3.50:1.0 through September 30, 2000 and 3.25:1.0 on or after December 31, 2000.

    The Company's working capital requirements have increased due to an increase in the Company's Water Transmission business, which is characterized by lengthy production periods, delays and postponements in projects the Company had already been awarded and extended payment cycles, and an increase in Tubular Products sales. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

    Acquisition.  In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. ("North American") of Saginaw, Texas. North American operates two facilities that produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of North American.

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

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's annual meeting of shareholders was held on May 2, 2000. The following matters were submitted to shareholders for their consideration:

      1.  With respect to the two nominees for director identified in the Company's Proxy Statement; Brian W. Dunham received 4,719,861 votes and 552,704 votes were withheld and Wayne B. Kingsley received 4,719,861 votes and 552,704 votes were withheld.

      2.  The amendment to the 1995 Stock Incentive Plan was approved as follows: 3,118,450 shares were voted in favor, 2,012,185 shares were voted in opposition, 141,930 votes abstained and there were no broker non-votes.

      3.  The appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending December 31, 2000 was ratified as follows: 5,249,685 shares were voted in favor, 1,900 shares were voted in opposition, 20,980 votes abstained and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The exhibits filed as part of this report are listed below:
Exhibit No.
10.21	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999 *
10.22	Fifth Amendment to Amended and Restated Loan Agreement, dated May 11, 2000
27	Financial Data Schedule

*
This exhibit constitutes a management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2000

NORTHWEST PIPE COMPANY
By:	/s/ WILLIAM R. TAGMYER
William R. Tagmyer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JOHN D. MURAKAMI
John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)

QuickLinks

NORTHWEST PIPE COMPANY FORM 10-Q INDEX
Part II—Other Information