Form 10-Q
period 2000-09-30
NORTHWEST PIPE CO
filed 2000-11-13
CIK 1001385

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

Common Stock, par value $.01 per share	6,498,114
(Class)	(Shares outstanding at November 7, 2000)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets—September 30, 2000 and December 31, 1999	2
Consolidated Statements of Income—Three Months and Nine Months Ended September 30, 2000 and 1999	3
Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2000 and 1999	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosure About Market Risk	12
PART II—OTHER INFORMATION
Item 2. Changes in Securities	13
Item 6. Exhibits and Reports on Form 8-K	13

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,371	$969
Trade receivables, less allowance for doubtful accounts of $550 and $1,896	57,858	47,934
Costs and estimated earnings in excess of billings on uncompleted contracts	45,432	22,389
Inventories	62,974	44,362
Refundable income taxes	1,459	2,244
Deferred income taxes	1,502	1,502
Prepaid expenses and other	1,510	2,222

Total current assets	175,106	121,622
Property and equipment, less accumulated depreciation and amortization of $34,223 and $30,389	89,337	101,240
Goodwill, net	22,174	22,637
Restricted assets	2,300	2,300
Other assets	399	472

	$289,316	$248,271

Liabilities and Stockholders' Equity
Current liabilities:
Note payable to financial institution	$48,500	$40,000
Current portion of long-term debt	2,124	2,124
Current portion of capital lease obligations	829	484
Accounts payable	36,899	17,558
Accrued liabilities	10,627	4,978

Total current liabilities	98,979	65,144
Long-term debt, less current portion	72,964	75,088
Capital lease obligations, less current portion	3,058	1,896
Deferred income taxes	8,974	8,974

Total liabilities	183,975	151,102
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,487,386 and 6,459,930 shares issued and outstanding	65	64
Additional paid-in-capital	39,066	38,962
Retained earnings	66,210	58,143

Total stockholders' equity	105,341	97,169

	$289,316	$248,271

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Net sales	$75,986	$63,322	$209,467	$181,864
Cost of sales	63,479	50,048	172,676	145,778

Gross profit	12,507	13,274	36,791	36,086
Selling, general and administrative expenses	5,245	5,129	15,828	14,360

Income from operations	7,262	8,145	20,963	21,726
Interest expense, net	2,860	1,647	7,518	5,585

Income before income taxes	4,402	6,498	13,445	16,141
Provision for income taxes	1,761	2,634	5,378	6,539

Net income	$2,641	$3,864	$8,067	$9,602

Basic earnings per share	$0.41	$0.60	$1.25	$1.49

Diluted earnings per share	$0.40	$0.58	$1.22	$1.45

Shares used in per share calculations:
Basic	6,468	6,451	6,464	6,450

Diluted	6,607	6,631	6,609	6,618

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine months ended September 30,
	2000	1999
Cash Flows From Operating Activities:
Net income	$8,067	$9,602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,699	3,614
Allowance for doubtful accounts	(1,346)	533
Gain on sale of property and equipment	(493)	(562)
Changes in current assets and liabilities, net of acquisitions:
Trade receivables	(8,578)	(13,005)
Costs and estimated earnings in excess of billings on uncompleted contracts	(23,042)	1,851
Inventories	(18,612)	4,745
Refundable income taxes	785	—
Prepaid expenses and other	712	217
Accounts payable	19,342	(33)
Accrued liabilities	5,649	2,864

Net cash provided by (used in) operating activities	(11,817)	9,826
Cash Flows From Investing Activities:
Additions to property and equipment	(7,852)	(9,670)
Proceeds from the sale of property and equipment	600	691
Acquisitions, net of cash acquired	—	(4,413)
Other assets	38	74

Net cash used in investing activities	(7,214)	(13,318)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	105	14
Net payments under long-term debt	(2,124)	(1,679)
Net borrowings under notes payable to financial institution	8,500	7,881
Net proceeds from sale-leaseback	14,446	—
Borrowings from capital lease obligations	1,989	—
Payments under capital lease obligations	(483)	(2,025)

Net cash provided by financing activities	22,433	4,191

Net increase in cash and cash equivalents	3,402	699
Cash and cash equivalents, beginning of period	969	524

Cash and cash equivalents, end of period	$4,371	$1,223

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,083	$3,575
Income taxes	2,360	5,101
Supplemental Disclosure of Noncash Information:
Acquisitions:
Fair value of assets acquired	$—	$8,692
Fair value of liabilities assumed	—	4,279

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.  Basis of Presentation

    The accompanying unaudited financial statements as of and for the three month and nine month periods ended September 30, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1999 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as presented in the Company's Annual Report on Form 10-K.

    Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000 or any portion thereof.

2.  Earnings per Share

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 138,994 and 180,121 for the three months ended September 30, 2000 and 1999, respectively, and incremental shares of 144,450 and 167,566 for the nine months ended September 30, 2000 and 1999, respectively were used in the calculations of diluted earnings per share. Options to purchase 685,372 shares of common stock at prices of $13.563 to $22.875 per share were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3.  Inventories

    Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis. Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis. Inventories consist of the following:

	September 30, 2000	December 31, 1999
Finished goods	$25,921	$18,107
Raw materials	35,066	24,156
Materials and supplies	1,987	2,099

	$62,974	$44,362

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

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Net Sales:
Water Transmission	$42,311	$36,086	$109,993	$104,806
Tubular Products	33,675	27,236	99,474	77,058

Total	$75,986	$63,322	$209,467	$181,864

Gross Profit:
Water Transmission	$8,942	$7,980	$22,986	$23,513
Tubular Products	3,565	5,294	13,805	12,573

Total	$12,507	$13,274	$36,791	$36,086

5.  Acquisitions

    On June 18, 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. of Saginaw, Texas ("Saginaw"). Saginaw operates two facilities, which produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of Saginaw.

6.  Operating Lease

    On September 26, 2000, the Company completed a sale-leaseback of certain manufacturing equipment for $14.4 million. The length of the lease is eighty-four months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

7.  Recent Accounting Pronouncements

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

    In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25" which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." FIN 44 is effective July 1, 2000, but certain conclusions must be applied earlier. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

    The FASB has issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

    The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133 for specified transactions. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000. The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company's products, product mix, bidding activity, the timing of customer orders and deliveries, excess or shortage of production capacity, and other risks discussed from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Net sales
Water Transmission	55.7%	57.0%	52.5%	57.6%
Tubular Products	44.3	43.0	47.5	42.4

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	83.5	79.0	82.4	80.2

Gross profit	16.5	21.0	17.6	19.8
Selling, general and administrative expenses	6.9	8.1	7.6	7.9

Income from operations	9.6	12.9	10.0	11.9
Interest expense, net	3.8	2.6	3.6	3.0

Income before income taxes	5.8	10.3	6.4	8.9
Provision for income taxes	2.3	4.2	2.5	3.6

Net income	3.5%	6.1%	3.9%	5.3%

Gross profit as a percentage of segment net sales:
Water Transmission	21.1%	22.1%	20.9%	22.4%
Tubular Products	10.6	19.4	13.9	16.3

Third Quarter and Nine Months Ended September 30, 2000 Compared to Third Quarter and Nine Months Ended September 30, 1999

    Net Sales.  Net sales increased 20.0% to $76.0 million in the third quarter of 2000, from $63.3 million in the third quarter of 1999, and increased 15.2% to $209.5 million in the first nine months of 2000, from $181.9 million in the first nine months of 1999.

    Water Transmission sales increased 17.3% to $42.3 million in the third quarter of 2000 from $36.1 million in the third quarter of 1999, and increased 4.9% to $110.0 million in the first nine months of 2000 from $104.8 million in the first nine months of 1999. Water Transmission sales in the third quarter of 2000 improved as a result of higher production resulting from improved market conditions. The increase in Water Transmission sales in the first nine months of 2000 was primarily a result of sales attributable to the Saginaw facility, which was acquired in June 1999.

    Tubular Products sales increased 23.6% to $33.7 million in the third quarter of 2000 from $27.2 million in the third quarter of 1999 and increased 29.1% to $99.5 million in the first nine months of 2000 from $77.1 million in the first nine months of 1999. The increases were primarily the result of improved volume in certain product lines and price increases implemented in the first half of 2000 to partially offset increases in the price of steel purchased by the Company. In the fourth quarter of 2000 and the first quarter of 2001 the Company expects competitive pressures from imported products and seasonal slowdown will negatively impact pricing and volume.

    No single customer accounted for 10% or more of total net sales in the third quarter or first nine months of 1999 or 2000.

    Gross Profit.  Gross profit decreased 5.8% to $12.5 million (16.5% of total net sales) in the third quarter of 2000 from $13.3 million (21.0% of total net sales) in the third quarter of 1999 and increased 2.0% to $36.8 million (17.6% of total net sales) in the first nine months of 2000 from $36.1 million (19.8% of total net sales) in the first nine months of 1999.

    Water Transmission gross profit increased 12.1% to $8.9 million (21.1% of segment net sales) in the third quarter of 2000 from $8.0 million (22.1% of segment net sales) in the third quarter of 1999 and decreased 2.2% to $23.0 million (20.9% of segment net sales) in the first nine months of 2000 from $23.5 million (22.4% of segment net sales) in the first nine months of 1999. Water transmission gross profit increased in the third quarter of 2000 primarily due to higher production, while the decrease in gross profit as a percent of segment net sales resulted from the unfavorable mix of projects being produced. In the first nine months of 2000, gross profit decreased as a result of lower margin projects being produced and the inability to effectively utilize available manufacturing capacity in the first half of 2000. The unfavorable mix of projects being produced in the third quarter is expected to continue to impact the fourth quarter of 2000.

    Tubular Products gross profit decreased 32.7% to $3.6 million (10.6% of segment net sales) in the third quarter of 2000 from $5.3 million (19.4% of segment net sales) in the third quarter of 1999 and increased 9.8% to $13.8 million (13.9% of segment net sales) in the first nine months of 2000 from $12.6 million (16.3% of segment net sales) in the first nine months of 1999. Tubular Products gross profit decreased in the third quarter of 2000 as a result of an unfavorable product mix, the inability to fully pass on steel price increases and increased competitive pressures from imported products. The improvement in Tubular Products gross profit in the first nine months of 2000 was largely a result of increased volume, while the decrease in gross profit as a percent of segment sales resulted from the inability of the Company to increase prices enough to offset the increase in steel costs and increased pricing pressure from imported products. Tubular Products gross profit is expected to decrease further in the fourth quarter of 2000 as a result of the expected price decreases due to the decrease in recent months in steel costs and competitive pressures from imported products and as the higher priced steel in inventory is consumed through the production process and sold.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 2.3% to $5.2 million (6.9% of total net sales) in the third quarter of 2000 from $5.1 million (8.1% of total net sales) in the third quarter of 1999 and increased 10.2% to $15.8 million (7.6% of total net sales) in the first nine months of 2000 from $14.4 million (7.9% of total net sales) in the first nine months of 1999. The increases were primarily the result of increased operating expenses related to the acquisition of Saginaw in June 1999 and increased expenses to support the growth in the Company's business.

    Interest Expense, Net.  Interest expense, net increased 73.6% to $2.9 million in the third quarter of 2000 from $1.6 million in the third quarter of 1999 and increased 34.6% to $7.5 million in the first nine months of 2000 from $5.6 million in the first nine months of 1999. The increase in interest expense resulted from higher interest rates, increased borrowings used to finance the acquisition of Saginaw and capital expenditures and higher working capital requirements to support higher production and sales volumes.

    Income Taxes.  The provision for income taxes was $5.4 million in the first nine months of 2000, based on an expected tax rate of approximately 40% for 2000.

Liquidity and Capital Resources

    The company finances operations with internally generated funds and available borrowings. At September 30, 2000, the Company had cash and cash equivalents of $4.4 million.

    Net cash used for operating activities in the first nine months of 2000 was $11.8 million. This was primarily a net result of $8.1 million of net income, non-cash adjustments for depreciation and amortization of $5.7 million, an increase in accounts payable of $19.3 million, offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts, inventories and net trade receivables of $23.0 million, $18.6 million and $9.9 million, respectively. The increase in accounts payable, inventories, costs and estimated earnings in excess of billings on uncompleted contracts and net trade receivables primarily resulted from increased production and shipments in the Water Transmission segment.

    Net cash used in investing activities in the first nine months of 2000 was $7.2 million, which primarily resulted from expenditures related to additions of property and equipment.

    Net cash provided by financing activities was $22.4 million in the first nine months of 2000, which primarily resulted from the sale-leaseback of certain manufacturing equipment for $14.4 million (See Note 6 of Notes to Consolidated Financial Statements), $8.5 million in net borrowings under the Company's line of credit agreement and net capital lease proceeds of $1.5 million, partially offset by payments on long-term debt of $2.1 million.

    The Company had the following significant components of debt at September 30, 2000: a $55 million credit agreement under which $45.3 million was outstanding; a $10.0 million bridge loan commitment under which $3.2 million was outstanding; $7.1 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.5 million with variable interest rate of 4.43%; and capital lease obligations of $3.9 millions which bear interest at 8.27%.

    The credit agreement expires on September 30, 2002 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (8.91% at September 30, 2000), or at prime less 0.5% (9.0% at September 30, 2000). At September 30, 2000, the Company had $44.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 8.94%, $4.5 million bearing interest at 9.0% and additional borrowing capacity under the line of credit of $16.5 million. On October 5, 2000 the Company amended its line of credit agreement to eliminate the $10.0 million bridge loan commitment and increase the total commitment of the line of credit agreement to $65.0 million. The amendment also revised the maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio to 3.65:1.0 on September 30, 2000 and December 31, 2000, to 3.50:1.0 on March 31, 2001, and to 3.25:1.0 until September 30, 2002. The amendment also added a Maximum Funded Debt to Selected Balance Sheet Items ratio of 1.00:1 effective September 30, 2000. The amendment also requires the Company to obtain approval on certain asset sales not made in the ordinary course of business.

    At September 30, 2000, the Company was in compliance with all covenants specified in its borrowing agreements.

    The Company's working capital requirements have increased due to an increase in the Company's Water Transmission business, which is characterized by lengthy production periods, delays and postponements in projects the Company had already been awarded and extended payment cycles and an increase in Tubular Products sales. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

    To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital and operating leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of the Company's working capital or necessitate additional bank borrowings.

    Acquisition.  In June 1999, the Company acquired all of the outstanding common stock of Saginaw. Saginaw operates two facilities that produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of the Saginaw.

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

Part II—Other Information

Item 2.  Changes in Securities

    During the third quarter of 2000, the Company sold securities without registration under the Securities Act of 1933, as amended (the "Securities Act") upon the exercise of certain stock options granted under the Company's stock option plans. An aggregate of 19,243 shares of Common Stock was issued at an exercise price of $0.87. This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  The exhibits filed as part of this report are listed below:

Exhibit No.
10.23	Sixth Amendment to Amended and Restated Loan Agreement, dated August 31, 2000
10.24	Seventh Amendment to Amended and Restated Loan Agreement, dated October 5, 2000
10.25	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000
27	Financial Data Schedule
  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 7, 2000

NORTHWEST PIPE COMPANY
By:	/s/ WILLIAM R. TAGMYER William R. Tagmyer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JOHN D. MURAKAMI John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)

QuickLinks

NORTHWEST PIPE COMPANY FORM 10-Q INDEX
Part II—Other Information