Form 10-K405
period 2000-12-31
NORTHWEST PIPE CO
filed 2001-03-28
CIK 1001385

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0557988 (I.R.S. Employer Identification No.)

200 S. W. Market Street
Portland, Oregon 97201
(Address of principal executive offices and zip code)

503-946-1200
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

    The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $53,756,350 as of March 19, 2001 based upon the last sales price as reported by Nasdaq.

    The number of shares outstanding of the Registrant's Common Stock as of March 19, 2001 was 6,498,081 shares.

Documents Incorporated by Reference

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2001.

NORTHWEST PIPE COMPANY

2000 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1. Business

General

    Northwest Pipe Company (the "Company") manufactures welded steel pipe in two business segments. In its Water Transmission business (the "Water Transmission" business), the Company is a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In its Tubular Products business (the "Tubular Products" business), the Company manufactures smaller diameter, electric resistance welded ("ERW") steel pipe for use in a wide range of construction, agricultural, energy and industrial applications. In addition, the Company produces propane tanks from its manufacturing facility in Monterrey, Mexico. In 2000, Water Transmission and Tubular Products revenues represented approximately 55% and 45% of the Company's net sales, respectively. The Company is headquartered in Portland, Oregon. Water Transmission products are manufactured in the Company's Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

    In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. of Saginaw, Texas ("Saginaw"). Saginaw operates two facilities, which produce custom fabricated piping assemblies. The Company continues to operate the acquired facilities for the same purpose.

Products

    Water Transmission Products.  Water transmission pipe is used for (i) high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch, and (ii) other industrial and structural applications. Most of the Company's Water Transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plant piping. The Company has the capability to manufacture water transmission pipe in diameters ranging from 4.5" to 156" with wall thicknesses of 0.135" to 3.00". The Company has the capability to coat and line these products with cement mortar, polyethylene tapes, paints, epoxies and coal tar enamel according to the customers' specifications. The Company maintains fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

    Tubular Products.  The Company's Tubular Products range in size from 0.50" to 16" in diameter with wall thicknesses from 0.035" to 0.315", square tubing from 0.75" to 3", and rectangular tubing from 0.50" × 1" to 3" × 4". These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications.

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

    Tubular Products.  The Company's Tubular Products are marketed through a network of direct sales force personnel and independent distributors in the United States and Canada. The Company's Tubular Products are produced in its plants in Oregon, Kansas, Texas, Louisiana, and Mexico. The Company's marketing strategy focuses on customer service and customer relationships. For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers. In 2000, approximately 75% of the Company's Tubular Products sales were to distributors, and approximately 25% were to original equipment manufacturers. The Company's sales effort emphasizes regular personal contact with current and potential customers. The Company supplements this effort with targeted advertising, participation in trade shows and brochures.

Manufacturing

    Water Transmission.  Water Transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on the Company's proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane, paint, epoxies and cement mortar. Linings may be coal tar enamel, cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in the Company's fabrication facilities. The pipe is final inspected and prepared for shipment. The Company ships its products to project sites principally by truck and rail.

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

    Technology.  Advances in technology help the Company produce high quality products at competitive prices. Recent investments in technological improvements include in-house impact testing capabilities with state of the art metallurgical optics and real time imaging. To stay current with technological developments in the United States and abroad, the Company participates in trade shows, industry associations, research projects and vendor trials of new products.

    Quality Assurance.  The Company has implemented quality assurance policies and procedures, which govern every aspect of its operations to ensure specification compliance. Prior to, during and after the manufacturing process, the Company performs many tests, including, but not limited to, tensile, impact, hydrostatic, ultrasonic and radiographic tests. The Quality Assurance department reports directly to the chief executive officer. As a reflection of its commitment to quality, the Company has been certified for specific products or operations by Factory Mutual, Underwriters Laboratory, Steel Plate Fabricators Association, American Society for Mechanical Engineers, National Sanitary Foundation and American Petroleum Institute. The Company's Portland, Oregon; Atchison, Kansas; and Adelanto, California facilities are ISO 9002 certified and the Company is in the process of registering all of its facilities to meet the requirements of the ISO 9002 standard.

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

Backlog

    The Company's backlog includes confirmed orders, including the balance of projects in process, and projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however, cancellation would generally obligate the customer to pay the costs incurred by the Company. As of December 31, 2000 and 1999, the Company's backlog of orders was approximately $100.2 million and $93.0 million, respectively. Backlog as of December 31, 2000 includes projects having a value of approximately $3.7 million for which binding contracts had not yet been executed. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

    Water Transmission.  The Company has several competitors in the Water Transmission business. Most Water Transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with the Company. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, the Company believes it can more effectively compete throughout the U.S. and Canada. The Company's primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, the Company's primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and US Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros., which manufacture prestressed pipe; Hanson Concrete Products, Inc., which manufacture concrete cylinder pipe; and American Spiral Weld Pipe Company which has manufactured spiral welded steel pipe since June 2000.

    Tubular Products.  The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. During the year, the Company experienced pricing pressures in the tubular products market, which it believes was the result of increased foreign price competition. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, the Company operates in a variety of different markets that require pipe with lighter wall thicknesses in relation to diameters than many of the Company's competitors can manufacture. However, the Company is increasingly introducing products into higher volume markets with more competition than it experiences with its niche products.

Raw Materials and Supplies

    The Company purchases hot rolled steel coil from a number of primary domestic and import steel producers including National Steel Corporation, California Steel Industries, Inc., Acme, Geneva Steel Company, Ferrostaal, Gallatin Steel and Nucor Corporation. The Company orders steel according to its business forecasts for its Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process. From time to time, the Company may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of the Company's cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, raw material, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Employees

    As of December 31, 2000, the Company had 1,315 full-time employees. Approximately 26% were salaried and approximately 74% were employed on an hourly basis. A union represents all of the hourly employees at the Company's Monterrey, Mexico facility. The Company considers its relations with its employees to be good.

Item 2. Properties

    Portland, Oregon  The Portland, Oregon facility consists of 300,000 square feet of covered manufacturing space located on approximately 25 acres. The Company operates six pipe mills at its Portland, Oregon facility.

    Atchison, Kansas  The Atchison, Kansas facility consists of 60,000 square feet of covered manufacturing space located on 40 acres. The Company operates two ERW mills at its Atchison, Kansas facility.

    Adelanto and Riverside, California  The Adelanto, California facility consists of 85,000 square feet of covered manufacturing space located on 80 acres. The Company operates two pipe mills at its Adelanto, California facility. The Riverside, California facility consists of 65 acres with approximately 46,100 square feet of covered manufacturing space, and the Company operates two spiral mills and one ERW mill at this facility.

    Denver, Colorado  The Denver, Colorado facility consists of approximately 157,000 square feet of covered manufacturing space located on approximately 40 acres. The Company operates two spiral mills from this facility.

    Bossier City, Louisiana  The Bossier City facility consists of approximately 138,500 square feet of covered manufacturing space located on 21 acres. The company operates two ERW mills at this facility.

    Houston, Texas  The Houston, Texas facility consists of approximately 185,000 square feet of covered manufacturing space located on 15 acres. The company operates three ERW mills at this facility.

    Parkersburg, West Virginia  The Parkersburg, West Virginia facility consists of approximately 134,000 square feet of covered manufacturing space, located on 93 acres. The company operates two spiral mills at this facility.

    Saginaw, Texas  The Saginaw, Texas facility consists of approximately 170,000 square feet of covered manufacturing space, located on 26 acres at two facilities. The company operates two spiral mills at these facilities.

    Monterrey, Mexico  The Monterrey, Mexico facility consists of approximately 25,000 square feet of covered manufacturing space located on approximately five acres, and the Company produces propane tanks from this facility.

    As of December 31, 2000, the Company owned all of its facilities, except for Saginaw, Texas facilities, which are under two long-term leases through 2008 and 2019.

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2000.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is quoted on the Nasdaq National Market System under the symbol "NWPX." The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 1999 and 2000 were as follows.

	Low	High
1999
First Quarter	$12.750	$17.500
Second Quarter	13.500	18.375
Third Quarter	15.125	18.500
Fourth Quarter	11.125	15.250
2000
First Quarter	$12.500	$15.500
Second Quarter	11.438	14.250
Third Quarter	10.688	13.500
Fourth Quarter	6.531	11.563

    There were 80 shareholders of record and approximately 1,600 beneficial shareholders at March 2, 2001. There were no cash dividends declared or paid in fiscal years 1999 or 2000. The Company does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

	Year Ended December 31,
	2000	1999	1998	1997	1996
	In thousands, except per share amount
Consolidated Statement of Income Data:
Net sales	$281,409	$240,307	$209,516	$150,833	$135,182
Gross profit	49,217	48,904	41,664	31,117	30,942
Net income	10,691	13,285	12,581	11,100	10,404
Basic earnings per share	1.65	2.06	1.96	1.73	1.92
Diluted earnings per share	1.62	2.01	1.90	1.68	1.85
Consolidated Balance Sheet Data:
Working capital	$75,760	$56,478	$54,237	$51,051	$35,737
Total assets	283,157	248,271	234,151	132,051	101,424
Long-term debt, less current portion	70,841	76,984	76,321	39,944	14,356
Stockholders' equity	107,849	97,169	83,715	70,779	59,694

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

    The Company's net sales and net income may fluctuate significantly from quarter to quarter due to the size and schedule for deliveries of certain Water Transmission orders, the seasonality of the Company's Tubular Products business, and fluctuations in the cost of raw material. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period, and fluctuations in operating results may also result in fluctuations in the price of the Company's common stock. The Company's business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on the Company's business, financial condition and results of operations.

Overview

    The Company's Water Transmission products are manufactured in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

    The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for tubular products. Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company's market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction, the energy market and the general economic conditions.

    The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's business segments.

	Year Ended December 31,
	2000	1999	1998
Net sales:
Water transmission	55.1%	57.2%	59.5%
Tubular products	44.9	42.8	40.5

Total net sales	100.0	100.0	100.0
Cost of sales	82.5	79.7	80.1

Gross profit	17.5	20.3	19.9
Selling, general and administrative expenses	7.6	7.8	7.6

Operating income	9.9	12.5	12.3
Interest expense, net	3.6	3.3	2.3

Income before income taxes	6.3	9.2	10.0
Provision for income taxes	2.5	3.7	4.0

Net income	3.8%	5.5%	6.0%

Gross profit as a percentage of segment net sales:
Water transmission	21.6%	23.5%	23.0%
Tubular products	12.5	16.1	15.3

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Net sales.  Net sales increased 17.1% to $281.4 million in 2000 from $240.3 million in 1999. No single customer accounted for 10% or more of total net sales in 2000 or 1999.

    Water Transmission sales increased 12.8% to $155.0 million in 2000 from $137.4 million in 1999. The increase was primarily a result of sales attributable to the Saginaw facility, which was acquired in June 1999 and higher production in the second half of 2000 resulting from improved market conditions. If the current market bidding activity continues, the Company expects higher utilization rates and a better market in 2001 than in 2000.

    Tubular Products sales increased 22.8% to $126.4 million in 2000 from $102.9 million in 1999. The increase was primarily the result of increased penetration in new product lines. The company continues to experience significant price pressures from imports in certain product lines.

    Gross profit.  Gross profit increased slightly to $49.2 million (17.5% of total net sales) in 2000 from $48.9 million (20.3% of total net sales) in 1999.

    Water Transmission gross profit increased 3.5% to $33.5 million (21.6% of segment net sales) in 2000 from $32.3 million (23.5% of segment net sales) in 1999. Water Transmission gross profit increased as a result of improved market conditions and stronger bidding activity in the second half of 2000, and the acquisition of the Saginaw facility in June 1999. Water Transmission gross profit as a percent of segment net sales, was negatively impacted by lower production volume, which resulted from delays in projects the Company had already been awarded in the first half of 2000. In the second half of 2000, the gross margin as a percent of segment net sales increased as a result of higher capacity utilization and improved product mix. The Company anticipates its facility utilization in 2001 will continue to firm up as a result of the backlog, the recently announced Texas project for $33 million and if market conditions continue to improve.

    Gross profit from Tubular Products decreased 5.0% to $15.7 million (12.5% of segment net sales) in 2000 from $16.6 million (16.1% of segment net sales) in 1999. Tubular Products gross profit decreased in 2000 as a result of increased pricing pressure from imported products in certain product lines, an unfavorable product mix and the inability of the Company to increase prices enough to offset the increase in steel costs. The company's ability to rebuild the margin lost in 2000 may be limited due to the higher priced steel in inventory, the continued negative pricing pressures from imports in certain product lines and the recently announced steel price increase for the second quarter of 2001.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased 14.1% to $21.4 million (7.6% of total net sales) in 2000 from $18.8 million (7.8% of total net sales) in 1999. The increase was primarily the result of increased operating expenses related to the acquisition completed in June 1999, the general growth of the Company's business and the increased lease expense resulting from a sale-leaseback in September 2000.

    Interest expense.  Interest expense increased to $10.1 million in 2000 from $8.1 million in 1999. The increase in interest expense resulted from higher interest rates and increased borrowings used to finance the acquisition in June 1999, capital expenditures and to support higher production and sales levels.

    Income taxes.  The Company's effective tax rate was approximately 39.5% in 2000, compared to approximately 39.8% in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Net sales.  Net sales increased 14.7% to $240.3 million in 1999 from $209.5 million in 1998. No single customer accounted for 10% or more of total net sales in 1999 or 1998.

    Water Transmission sales increased 10.3% to $137.4 million in 1999 from $124.6 million in 1998. The increase was primarily a result of sales attributable to the Parkersburg facility, which was acquired in June 1998 and Saginaw, which was acquired in June 1999. Water Transmission sales in the second half of 1999 were negatively impacted by delays in projects the Company had already been awarded, and postponements in bidding activity and awarding of new projects.

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

    Water Transmission gross profit increased 12.6% to $32.3 million (23.5% of segment net sales) in 1999 from $28.7 million (23.0% of segment net sales) in 1998. Water Transmission gross profit increased as a result of improved market conditions and stronger bidding activity in the first half of 1999, and the acquisition of the Parkersburg facility in June 1998 and Saginaw in June 1999. Water Transmission gross profit in the second half of 1999 was negatively impacted by lower production volume, which resulted from delays in projects the Company had already been awarded, and postponements in bidding activity and awarding of new projects.

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

Liquidity and Capital Resources

    The Company financed operations with internally generated funds and available borrowings. At fiscal year end December 31, 2000, the Company had cash and cash equivalents of $353,000.

    Net cash used for operating activities in 2000 was $11.5 million. This was primarily the result of $10.7 million of net income, non-cash adjustments for depreciation and amortization of $7.3 million, increase in accounts payable of $10.5 million; offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts, inventories and net trade receivables of $24.9, $15.7 and $5.1 million, respectively. The increase in cost and estimated earnings in excess of billings on uncompleted contracts, inventories and net trade receivables was primarily attributable to the long cash cycle and increased production in the Water Transmission segment.

    Net cash used in investing activities in 2000 was $11.2 million, which primarily resulted from expenditures related to additions of property and equipment. Capital expenditures are expected to be between $8 and $9 million in 2001.

    Net cash provided by financing activities in 2000 was $22.0 million, which primarily resulted from the sale-leaseback of certain manufacturing equipment for $14.4 million and $8.2 million in net borrowings under the Company's line of credit agreement, offset by payments of long-term debt. Additionally, capital lease obligations of $2.0 million related to the new company-wide enterprise resource planning computer software system were incurred in 2000.

    The Company had the following significant components of debt at December 31, 2000: a $65 million credit agreement under which $48.2 million was outstanding; $7.1 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.5 million with variable interest rate (5.0% at December 31, 2000); and capital lease obligations of $3.7 million which bears interest at an aggregate rate of 8.27%.

    The credit agreement expires on September 30, 2002, and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (8.74% at December 31, 2000), or at prime less 0.5% (9.0% at December 31, 2000). At December 31, 2000, the Company had $44.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 8.97%, $4.2 million bearing interest at 9.0% and additional borrowing capacity under the line of credit of $16.8 million. On October 5, 2000, the Company amended its line of credit agreement to eliminate the $10.0 million bridge loan commitment and increase the total commitment of the line of credit agreement to $65.0 million. The amendment also revised the maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio to 3.65:1.0 on September 30, 2000 and

December 31, 2000, to 3.50:1.0 on March 31, 2001, and to 3.25:1.0 until September 20, 2002. The line of credit agreement contains the following covenants: minimum debt service ratio, maximum funded debt to EBITDA, minimum tangible net worth and maximum funded debt to selected balance sheet items ratio.

    At December 31, 2000, the Company was in compliance with all covenants specified in its debt agreements.

    The Company's working capital requirements have increased due to an increase in Tubular Product sales and an increase in the Company's Water Transmission business, which is characterized by lengthy production periods and extended payment cycles. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its line of credit will be adequate to fund its working capital and capital requirements for at least the next twelve months.

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

    Acquisitions.  On June 18, 1999, the Company acquired all of the outstanding common stock of Saginaw. Saginaw operates two facilities, which produce custom fabricated piping assemblies. The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of Saginaw.

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

    Recent Accounting Pronouncements.  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after

December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provided guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company adopted SAB 101 as of December 31, 2000. The adoption did not have a material effect on the previously reported quarterly financial results or the annual financial results, as the Company's revenue recognition policies were already consistent with SAB 101.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    The Company does not currently use derivative financial instruments for speculative purposes, which expose the Company to market risks. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in Notes 1, 6, 7 and 8 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Financial Data

    The information required by this item is included under the caption Quarterly Data, in Note 15 of the Notes to Consolidated Financial Statements as listed in Item 14 of Part IV of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this item is included under the captions Information as to Nominees and Continuing Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included under the caption Executive Compensation in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    No disclosures required.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

    (a)(1)  Financial Statements

      The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.

    (a)(2)  Financial Statement Schedule

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

    (a)(3)  Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 ("the S-1")
3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1
4.1	Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999
10.2	1986 Incentive Stock Option Plan, incorporated by reference to Exhibits to the S-1*
10.3	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to 7Exhibits to the S-1*
10.4	Loan Agreement dated May 1, 1990 between the Company and California Statewide Communities Development Authority, incorporated by reference to Exhibits to the S-1
10.5	Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998
10.6	Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the "Stock Purchase Agreement"), incorporated by reference to Exhibits to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998
10.7	Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998
10.8	Amended and Restated Loan Agreement with Bank of America National Trust and Savings Association and US National Bank Association, dated June 30, 1998, incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 14, 1998
10.9	First Amendment to Amended and Restated Loan Agreement, dated December 23, 1998, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 1999
10.10	Second Amendment to Amended and Restated Loan Agreement, dated June 16, 1999, incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Securities and Exchange Commission on August 2, 1999
10.11	Third Amendment to Amended and Restated Loan Agreement, dated November 30, 1999, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 1999

10.12	Fourth Amendment to Amended and Restated Loan Agreement, dated December 30, 1999, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 1999
10.13	1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 9, 1999 *
10.14	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 1999 *
10.15	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 1999 *
10.16	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2000 Annual meeting of Shareholders, incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 4, 2000
10.17	Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 4, 2000
10.18	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000
10.19	Fifth Amendment to Amended and Restated Loan Agreement, dated December 30, 1999, incorporated by reference to Exhibits to the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000
10.20	Sixth Amendment to Amended and Restated Loan Agreement, dated December 30, 1999, incorporated by reference to Exhibits to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 13, 2000
10.21	Seventh Amendment to Amended and Restated Loan Agreement, dated December 30, 1999, incorporated by reference to Exhibits to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 13, 2000
10.22	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on November 13, 2000
10.23	Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000*

10.24	Amendment to Change Control Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000.
21	Subsidiaries of the Registrant, filed herewith
23	Consent of PricewaterhouseCoopers LLP, filed herewith

    *This exhibit constitutes a management contract or compensatory plan or arrangement.

    (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2001.

NORTHWEST PIPE COMPANY
By:	/s/ BRIAN W. DUNHAM Brian W. Dunham Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 23rd day of March 2001.

Signature	Title

/s/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board
/s/ BRIAN W. DUNHAM Brian W. Dunham	Director, President and Chief Executive Officer
/s/ JOHN D. MURAKAMI John D. Murakami	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director
/s/ NEIL R. THORNTON Neil R. Thornton	Director
/s/ VERN B. RYLES, JR. Vern B. Ryles, Jr.	Director
/s/ WARREN K. KEARNS Warren K. Kearns	Director
/s/ MICHAEL C. FRANSON Michael C. Franson	Director

Report of Independent Accountants

     To the Board of Directors and
Shareholders of Northwest Pipe Company

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon
February 16, 2001

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Net sales	$281,409	$240,307	$209,516
Cost of sales	232,192	191,403	167,852

Gross profit	49,217	48,904	41,664
Selling, general and administrative expense	21,436	18,790	15,859

Operating income	27,781	30,114	25,805
Interest expense, net	10,120	8,065	4,835

Income before income taxes	17,661	22,049	20,970
Provision for income taxes	6,970	8,764	8,389

Net income	$10,691	$13,285	$12,581

Basic earnings per share	$1.65	$2.06	$1.96

Diluted earnings per share	$1.62	$2.01	$1.90

Shares used in per share calculations:
Basic	6,472	6,452	6,435

Diluted	6,608	6,611	6,628

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2000	1999	1998
Net Income	$10,691	$13,285	$12,581
Other Comprehensive
Income (Loss):
Minimum pension liability	(217)	56	231

Comprehensive Income	$10,474	$13,341	$12,812

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$353	$969
Trade receivables, less allowance for doubtful accounts of $650 and $1,896	53,073	47,934
Costs and estimated earnings in excess of billings on uncompleted contracts	47,250	22,389
Inventories	60,028	44,362
Refundable income taxes	2,129	2,244
Deferred income taxes	1,489	1,502
Prepaid expenses and other	2,183	2,222

Total current assets	166,505	121,622
Property and equipment, net	90,996	101,240
Goodwill, net	22,044	22,637
Restricted assets	2,300	2,300
Other assets	1,312	472

Total assets	$283,157	$248,271
Liabilities and Stockholders' Equity
Current liabilities:
Note payable to financial institution	$48,200	$40,000
Current portion of long-term debt	7,124	2,124
Current portion of capital lease obligations	820	484
Accounts payable	28,055	17,558
Accrued liabilities	6,546	4,978

Total current liabilities	90,745	65,144
Long-term debt, less current portion	67,964	75,088
Capital lease obligations, less current portion	2,878	1,896
Minimum pension liability	217	—
Deferred income taxes	13,504	8,974

Total liabilities	175,308	151,102
Commitments and contingencies (Notes 9 and 13)
Stockholders' equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,498,081 and 6,459,930 shares issued and outstanding	65	64
Additional paid-in-capital	39,167	38,962
Retained earnings	68,834	58,143
Accumulated other comprehensive loss:
Minimum pension liability	(217)	—

Total stockholders' equity	107,849	97,169

Total liabilities and stockholders' equity	$283,157	$248,271

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollar amounts in thousands)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances, December 31, 1997	6,411,402	$64	$38,725	$32,277	$(287)	$70,779
Net income				12,581		12,581
Issuance of common stock under stock option plans	36,334		45			45
Repurchase of common stock	(220)		(4)			(4)
Minimum pension liability adjustment					231	231
Tax benefit of stock options exercised			83			83

Balances, December 31, 1998	6,447,516	64	38,849	44,858	(56)	83,715
Net income				13,285		13,285
Issuance of common stock under stock option plans	4,219		14			14
Issuance of common stock under employee stock purchase plan	8,195		94			94
Minimum pension liability adjustment					56	56
Tax benefit of stock options exercised			5			5

Balances, December 31, 1999	6,459,930	64	38,962	58,143	—	97,169
Net income				10,691		10,691
Issuance of common stock under stock option plans	19,969		19			19
Issuance of common stock under employee stock purchase plan	18,182	1	180			181
Minimum pension liability adjustment					(217)	(217)
Tax benefit of stock options exercised			6			6

Balances, December 31, 2000	6,498,081	$65	$39,167	$68,834	$(217)	$107,849

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2000	1999	1998
Cash Flows From Operating Activities:
Net income	$10,691	$13,285	$12,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,280	5,090	3,685
Deferred income taxes	4,543	1,228	2,199
Gain on sale of property and equipment	(559)	(632)	(342)
Changes in current assets and liabilities:
Trade receivables, net	(5,139)	(3,776)	(12,302)
Costs and estimated earnings in excess of billings on uncompleted contracts	(24,861)	882	(3,357)
Inventories	(15,666)	6,192	(18,182)
Refundable income taxes	115	849	507
Prepaid expenses and other	39	(449)	(222)
Accounts payable	10,497	(6,865)	10,978
Accrued and other liabilities	1,568	(604)	1,315

Net cash provided by (used in) operating activities	(11,492)	15,200	(3,140)
Cash Flows From Investing Activities:
Additions to property and equipment	(10,976)	(14,153)	(16,185)
Proceeds from sale of property and equipment	691	687	1,670
Acquisitions, net of cash acquired	—	(4,413)	(47,856)
Other assets	(885)	(15)	259

Net cash used in investing activities	(11,170)	(17,894)	(62,112)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	206	113	41
Proceeds from long-term debt	—	—	40,000
Payments on long-term debt	(2,124)	(788)	(740)
Net proceeds under notes payable	8,200	3,591	27,200
Proceeds of sale-leaseback	14,446	—	—
Borrowings from capital lease obligations	2,015	2,413	—
Payments on capital lease obligations	(697)	(2,190)	(1,629)

Net cash provided by financing activities	22,046	3,139	64,872

Net increase (decrease) in cash and cash equivalents	(616)	445	(380)
Cash and cash equivalents, beginning of period	969	524	904

Cash and cash equivalents, end of period	$353	$969	$524

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$9,930	$6,968	$3,836
Cash paid during the period for income taxes	3,074	7,164	5,836
Supplemental Disclosure of Noncash Information:
Tax benefit of nonqualified stock options exercised	$6	$5	$83
Acquisitions:
Cost in excess of fair value of assets acquired	$—	$—	$23,717
Fair value of assets acquired	—	8,692	32,941
Fair value of liabilities assumed	—	4,279	8,802

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the "Company"). All significant inter-company balances have been eliminated. The Company manufactures Water Transmission products in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Inventories

    Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost, which approximates the first-in, first-out method of accounting. Raw material inventories of steel coil are stated at cost on a specific identification basis or at standard cost. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

Property and Equipment

    Property and equipment, including land, buildings and equipment under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases equipment under long-term capital leases, which are being amortized on a straight-line basis over estimated useful lives.

    Estimated useful lives by major classes of property and equipment are as follows:

Land and improvements	20 years
Buildings	30 years
Equipment	5-18 years

Goodwill

    The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $22.0 million and $22.6 million at December 31, 2000 and 1999, respectively. Goodwill is amortized on the straight-line method over 40 years. Amortization charged to operations was $593 and $586 for 2000 and 1999, respectively. At each balance sheet date the Company evaluates the realizability of goodwill based on expectations of non-discounted cash flows and operating income for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no material impairment of goodwill exists at December 31, 2000.

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

Earnings per Share

    Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 135,738, 159,288 and 192,590 for the years ended December 31, 2000, 1999, 1998, respectively, were used in the calculations of diluted earnings per share. Options to purchase 561,558 shares of common stock at prices of $13.563 to $22.875 per share were outstanding during 2000, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2000 and 1999.

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

Recent Accounting Pronouncements

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. This Statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

    SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company believes that the adoption of this statement will not have a material impact on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provided guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company adopted SAB 101 as of December 31, 2000. The adoption did not have a material effect on the previously reported quarterly financial results or the annual financial results, as the Company's revenue recognition policies were already consistent with SAB 101.

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

    The above acquisitions were accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired. The accompanying consolidated financial statements include the results of operations from the dates of acquisition. The pro forma net sales and results of operation for the acquisitions, had the acquisitions occurred at the beginning of 1998, are not significant, and accordingly, have not been provided.

3.  COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2000	1999
Costs incurred on uncompleted contracts	$129,091	$79,361
Estimated earnings	39,468	30,561

	168,559	109,922
Less billings to date	(121,309)	(87,533)

	$47,250	$22,389

    Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

4.  INVENTORIES:

	December 31,
	2000	1999
Finished goods	$35,417	$18,107
Raw materials	22,070	24,156
Materials and supplies	2,541	2,099

	$60,028	$44,362

5.  PROPERTY AND EQUIPMENT:

	December 31,
	2000	1999
Land and improvements	$13,706	$13,550
Buildings	28,522	23,912
Equipment	76,872	86,964
Property and equipment under capital leases	4,427	2,413
Construction in progress	3,228	4,790

	126,755	131,629
Less accumulated depreciation and amortization	(35,759)	(30,389)

Property and equipment, net	$90,996	$101,240

    Accumulated amortization associated with property and equipment under capital leases was $285 and $129 at December 31, 2000 and 1999, respectively.

6.  GOODWILL:

	December 31,
	2000	1999
Goodwill	$23,717	$23,717
Less accumulated amortization	1,673	1,080

Goodwill, net	$22,044	$22,637

7.  NOTE PAYABLE TO FINANCIAL INSTITUTION:

    At December 31, 2000, the Company had a $65.0 million line of credit agreement, under which $48.2 million was outstanding, with $44.0 million bearing interest at a weighted average IBOR interest rate of 8.97%, $4.2 million bearing interest at 9.0% and additional borrowing capacity under the line of credit of $16.8 million. The credit agreement expires on September 30, 2002 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 0.65% to 2.25% (8.74% at December 31, 2000), or at prime less 0.5% (9.0% at December 31, 2000). The line of credit agreement contains the following covenants; minimum debt service ratio, maximum funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum tangible net worth and maximum funded debt to selected balance sheet items ratio. On October 5, 2000, the Company amended its line of credit agreement to eliminate the $10.0 million bridge loan commitment and increase the total commitment of the line of credit agreement to $65.0 million. The amendment also revised the maximum funded debt to EBITDA ratio to 3.65:1.0 on September 30, 2000 and December 31, 2000, to 3.50:1.0 on March 31, 2001, and to 3.25:1.0 until September 20, 2002. At December 31, 2000, the Company was in compliance with all covenants specified in the line of credit agreement, as amended.

8.  LONG-TERM DEBT:

	December 31,
	2000	1999
Industrial Development Bond, maturing on April 15, 2010, issued in accordance with Internal Revenue Code Section 144(a), variable interest (5.00% at December 31, 2000 and 4.19% at December 31, 1999) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed by an irrevocable letter of credit from a bank	$2,500	$2,750
Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million beginning November 15, 2001, plus interest at 6.87% paid semi-annually, on May 15 and November 15, without collateral	35,000	35,000
Series A Senior Notes, maturing on April 1, 2005, due in annual payments of $1.4 million beginning April 1, 1999, plus interest at 6.63% paid semi-annually, on April 1 and October 1, without collateral	7,143	8,571
Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million beginning April 1, 2002, plus interest at 6.91% paid semi-annually, on April 1 and October 1, without collateral	30,000	30,000

Other	445	891

Total long-term debt	$75,088	$77,212
Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$7,124	$2,124
Long-term debt, less current portion	67,964	75,088

	$75,088	$77,212

    The Company is required to maintain certain financial ratios under its long-term debt agreements. As of December 31, 2000, the most restrictive of these was a requirement to maintain consolidated indebtedness at or below 58% of consolidated total capitalization. At December 31, 2000, the Company was in compliance with all financial ratios specified in its long-term debt agreements.

    Future principal payments are as follows:

2001	$7,124
2002	10,964
2003	10,964
2004	10,964
2005	10,964
Thereafter	24,108

$75,088

    Interest expense was $10,120, net of amounts capitalized of $100 in 2000. Interest expense was $8,065, net of amounts capitalized of $163 in 1999. Interest expense was $4,835, net of amounts capitalized of $1,554, in 1998.

9.  LEASES:

Capital Leases

    The Company leases certain hardware and software related to a new company-wide enterprise resource planning system and other equipment. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2000 are as follows:

2001	$1,103
2002	1,082
2003	1,082
2004	936
2005	195

Total minimum lease payments	4,398
Less—Amount representing interest	700

Present value of minimum lease payments with interest rates of 7.9% - 10.75%	3,698
Current portion of capital lease	820

Capital lease obligation, less current portion	$2,878

Operating Leases

    The Company has entered into various equipment leases with terms of eight years or less. Total rental expense for 2000, 1999 and 1998 was $1,886, $868 and $967, respectively. Future minimum payments for operating leases with initial or remaining terms in excess of one year are:

2001	$2,991
2002	2,918
2003	2,794
2004	2,740
2005	2,606
Thereafter	5,731

$19,780

    On September 26, 2000, the Company completed a sale-leaseback of certain manufacturing equipment for $14.4 million. The length of the lease is eighty-four months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

10. RETIREMENT PLANS:

    The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of employee contributions to the plan, subject to certain limitations. The Company also has two noncontributory defined benefit plans, which cover substantially all employees at its Denver, Colorado facility. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. The two noncontributory defined benefit plans are frozen and in the process of being terminated. All current employees covered by these plans are now covered by the defined contribution retirement plan. Total expense for all retirement plans in 2000, 1999 and 1998 was $554, $513 and $533, respectively.

11. STOCK-BASED COMPENSATION PLANS:

Employee Stock Purchase Plan

    The Company has an Employee Stock Purchase Plan (the "ESPP"), which allows employees of the Company to purchase shares of the Company's common stock through accumulated payroll deductions. Participating employees may elect to contribute up to 10% of their eligible compensation, subject to certain limitations, during each pay period to the ESPP. The ESPP provides for two semi-annual offering periods beginning May 1 and November 1 of each year. Participant funds are accumulated during the offering period and used to automatically purchase shares of the Company's common stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date. The Company has made 300,000 shares of common stock available for sale under the ESPP and had issued 26,377 shares as of December 31, 2000.

Stock Option Plans

    The Company has two stock option plans for employees and directors. The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price, which is 100 percent of the fair value of the Company's stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price, which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. There were 1,060,406, 780,375 and 784,594 shares of common stock reserved for issuance under the Company's stock compensation plans at December 31, 2000, 1999 and 1998 respectively.

    A summary of status of the Company's stock options as of December 31, 2000, 1999 and 1998 and changes during the year ended on those dates is presented below:

	Options Outstanding	Exercise Price Weighted Average Exercise Price
Balance, December 31, 1997	413,894	$9.48
Options granted	109,613	21.15
Options exercised	(36,334)	1.25
Options canceled	(3,039)	20.00

Balance, December 31, 1998	484,134	12.67
Options granted	176,573	14.74
Options exercised	(4,219)	3.24
Options canceled	(5,697)	16.02

Balance, December 31, 1999	650,791	13.27
Options granted	178,251	13.56
Options exercised	(19,969)	0.98
Options canceled	(7,053)	16.28

Balance, December 31, 2000	802,020	$13.61

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (years)
Range of Exercise Prices Per Share	Number of Options		Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$1.00	47,787	2.58	$1.00	47,787	$1.00
$4.78	130,085	4.47	4.78	130,085	4.78
$11.50 - $13.56	190,251	9.07	13.48	39,216	13.17
$14.56 - $17.13	183,166	7.96	14.89	82,349	15.06
$18.75 - $22.88	250,731	6.56	19.77	174,467	19.66

	802,020			473,904

    The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2000, 1999 and 1998, respectively: 473,904 at $12.36, 373,259 at $10.78 and 266,206 at $9.05.

    SFAS 123, "Accounting for Stock-Based Compensation" was issued by the FASB in 1995 and, if fully adopted, changes the methods for the recognition of cost related to stock compensation plans.

Adoption of the accounting requirements of SFAS 123 is optional. As a result, the Company continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock compensation plans. However, in accordance with SFAS 123, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below. The fair value of options granted in 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2000	1999	1998
Risk-free interest rate	6.69%	4.91% - 5.44%	5.55% - 5.64%
Expected dividend yield	0%	0%	0%
Expected volatility	32.38%	30.73%	29.31%
Expected lives	five years	five years	five years

    The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was $3.85, $5.67 and $7.69, respectively. The weighted average purchase price and weighted average fair value of shares issued under the ESPP in 2000 were $9.93 and $11.68, respectively.

    Had the Company used the fair value methodology for determining compensation expense, the Company's net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

	Year Ended December 31,
	2000	1999	1998
Net income—as reported	$10,691	$13,285	$12,581
Net income—pro forma	10,420	12,887	12,244
Diluted earnings per share—as reported	1.62	2.01	1.90
Diluted earnings per share—pro forma	1.58	1.95	1.85

12. SHAREHOLDER RIGHTS PLAN:

    In June 1999, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquirer, and reserved 150,000 shares of Series A Junior Participating Preferred Stock ("Preferred Stock") for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") per share of common stock, payable to shareholders of record on July 9, 1999. Each right represents the right to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00, subject to adjustment. The Rights will be exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company's outstanding shares of common stock. Subject to the terms of the Plan and upon the occurrence of certain events, each Right would entitle the holder to purchase common stock of the Company, or of an acquiring company in certain circumstances, having a market value equal to two times the exercise price of the Right. The Company may redeem the Rights at a price of $0.01 per Right under certain circumstances.

13. COMMITMENTS AND CONTINGENCIES:

Litigation

    From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in amounts, which it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Commitments

    As of December 31, 2000, the Company had outstanding raw material purchase commitments of approximately $6.98 million.

14. INCOME TAXES:

    The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2000	1999	1998
Current:
Federal	$1,678	$6,845	$5,076
State	749	1,092	1,114
Deferred:
Federal	4,077	742	1,972
State	466	85	227

	$6,970	$8,764	$8,389

    The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

	Year Ended December 31,
	2000	1999	1998
Provision at statutory rate	$6,181	$7,717	$7,340
State provision, net of federal benefit	569	766	951
Other	220	281	98

	$6,970	$8,764	$8,389

    The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2000	1999
Deferred tax assets:
Trade receivables, net	$35	$29
Property and equipment	—	—
Accrued employee benefits	760	611
Inventories	558	460
Net operating loss carryforwards	1,358	1,493
Other	—	—

Total deferred tax assets	2,711	2,593

Deferred tax liabilities:
Trade receivables, net	—	—
Property and equipment	(14,726)	(10,065)

Total deferred tax liabilities	(14,726)	(10,065)

Net deferred tax liabilities	$(12,015)	$(7,472)

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
Deferred tax assets—current	$1,489	$1,502
Deferred tax liabilities—noncurrent	(13,504)	(8,974)

Net deferred tax liabilities	$(12,015)	$(7,472)

    As of December 31, 2000, the Company had approximately $3.48 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $348 per year during the 15 year carryforward period which expires in 2010.

15. SEGMENT INFORMATION:

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

    The Company's Water Transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high-pressure water transmission pipelines in the United States and Canada. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia and Saginaw, Texas facilities and are sold primarily to public water agencies either directly or through an installation contractor.

    The Company's Tubular Products segment manufactures and markets smaller diameter, electric resistance welded steel pipe for use in a wide range of construction, agricultural, energy and industrial applications. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States and Canada.

    Based on the location of the customer, the Company sold products only in the United States and Canada. As of December 31, 2000, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2000	1999	1998
Net sales:
Water transmission	$155,054	$137,418	$124,612
Tubular products	126,355	102,889	84,904

Total	$281,409	$240,307	$209,516

Gross profit:
Water transmission	$33,486	$32,348	$28,718
Tubular products	15,731	16,556	12,946

Total	$49,217	$48,904	$41,664

Interest expense, net:
Water transmission	$4,286	$3,056	$2,220
Tubular products	5,834	5,009	2,615

Total	$10,120	$8,065	$4,835

Depreciation and amortization of Property and Equipment:
Water transmission	$3,255	$2,587	$1,916
Tubular products	2,903	1,750	1,150

Total	6,158	4,337	3,066
Corporate	529	167	125

Total	$6,687	$4,504	$3,191

Amortization of intangible assets:
Water transmission	$—	$—	$—
Tubular products	593	586	494

Total	$593	$586	$494

Capital expenditures:
Water transmission	$3,319	$5,673	$7,302
Tubular products	5,540	2,948	8,656

Total	8,859	8,621	15,958
Corporate	2,117	5,532	227

Total	$10,976	$14,153	$16,185

Net sales by geographic area:
United States	$269,344	$232,663	$204,904
Canada	12,065	7,644	4,612

Total	$281,409	$240,307	$209,516

	Year Ended December 31,
	2000	1999
Total Assets:
Water transmission	$146,039	$116,022
Tubular products	123,410	119,529

Total	269,449	235,551
Corporate	13,708	12,720

Total	$283,157	$248,271

    No one customer represented more than 10% of total sales in 2000, 1999 or 1998.

16. QUARTERLY DATA (UNAUDITED):

    Summarized quarterly financial data for 2000 and 1999 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
Net sales:
Water transmission	$31,498	$36,184	$42,311	$45,061
Tubular products	32,493	33,306	33,675	26,881

Total net sales	$63,991	$69,490	$75,986	$71,942
Gross profit:
Water transmission	$5,753	$8,291	$8,942	$10,500
Tubular products	5,715	4,525	3,565	1,926

Total gross profit	$11,468	$12,816	$12,507	$12,426
Net income	$2,361	$3,065	$2,641	$2,624
Earnings per share:
Basic	$0.37	$0.47	$0.41	$0.40
Diluted	$0.36	$0.46	$0.40	$0.40
1999
Net sales:
Water transmission	$35,706	$33,014	$36,086	$32,612
Tubular products	21,825	27,997	27,236	25,831

Total net sales	$57,531	$61,011	$63,322	$58,443
Gross profit:
Water transmission	$8,149	$7,384	$7,980	$8,835
Tubular products	2,865	4,414	5,294	3,983

Total gross profit	$11,014	$11,798	$13,274	$12,818
Net income	$2,643	$3,095	$3,864	$3,683
Earnings per share:
Basic	$0.41	$0.48	$0.60	$0.57
Diluted	$0.40	$0.47	$0.58	$0.56

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2000:
Allowance for doubtful trade receivables	$1,896	$835	$2,081	$650
Year ended December 31, 1999:
Allowance for doubtful trade receivables	$1,046	$1,654	$804	$1,896
Year ended December 31, 1998:
Allowance for doubtful trade receivables	$1,825	$416	$1,195	$1,046

S-1

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

     To the Board of Directors of Northwest Pipe Company

    Our audits of the consolidated financial statements referred to in our report dated February 16, 2001 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon
February 16, 2001

S-2

QuickLinks

NORTHWEST PIPE COMPANY 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Financial Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
SIGNATURES
Report of Independent Accountants
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE