Form 10-Q
period 2001-03-31
NORTHWEST PIPE CO
filed 2001-05-15
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q
____________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number:  0-27140

NORTHWEST PIPE COMPANY
(Exact name of registrant as specified in its charter)

OREGON	93–0557988
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

200 S. W. Market Street, Suite 1800
Portland, Oregon 97201
(Address of principal executive offices and zip code)

503-946-1200
(Registrant's telephone number including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒     No ☐

Common Stock, par value $.01 per share	6,508,873
(Class)	(Shares outstanding at May 1, 2001)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	March 31,	December 31,
	2001	2000
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,822	$353
Trade receivables, less allowance for doubtful accounts
of $470 and $650	56,489	53,073
Costs and estimated earnings in excess of billings on
uncompleted contracts	48,229	47,250
Inventories	59,245	60,028
Refundable income taxes	2,129	2,129
Deferred income taxes	1,489	1,489
Prepaid expenses and other	1,770	2,183
Total current assets	171,173	166,505
Property and equipment less accumulated depreciation and	91,612	90,996
amortization of $37,169 and $35,759
Goodwill less accumulated amortization of $148 and $1,673	21,896	22,044
Restricted assets	2,300	2,300
Other assets	1,437	1,312
Total assets	$288,418	$283,157
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$57,000	$48,200
Current portion of long-term debt	7,124	7,124
Current portion of capital lease obligations	826	820
Accounts payable	20,748	28,055
Accrued liabilities	8,263	6,546
Total current liabilities	93,961	90,745
Long-term debt, less current portion	67,964	67,964
Capital lease obligations, less current portion	2,667	2,878
Minimum pension liability	217	217
Deferred income taxes	13,504	13,504
Total liabilities	178,313	175,308

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $.01 par value, 15,000,000 shares authorized,
6,498,081 shares issued and outstanding	65	65
Additional paid-in-capital	39,167	39,167
Retained earnings	71,090	68,834
Accumulated other comprehensive loss:
Minimum pension liability	(217)	(217)
Total stockholders’ equity	110,105	107,849
Total liabilities and stockholders' equity	$288,418	$283,157

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Net sales	$63,546	$63,991
Cost of sales	51,658	52,523
Gross profit	11,888	11,468

Selling, general and administrative expense	5,597	5,296
Operating income	6,291	6,172

Interest expense, net	2,531	2,237
Income before income taxes	3,760	3,935

Provision for income taxes	1,504	1,574
Net income	$2,256	$2,361

Basic earnings per share	$0.35	$0.37
Diluted earnings per share	$0.34	$0.36

Shares used in per share calculations:
Basic	6,498	6,460
Diluted	6,616	6,608

The accompanying notes are an integral part of these consolidated financial statements. NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash Flows From Operating Activities:
Net income	$2,256	$2,361
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	1,580	1,825
Deferred income taxes	----	(869)
Gain on sale of property and equipment	----	(483)
Changes in current assets and liabilities:
Trade receivables, net	(3,416)	(6,291)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(979)	429
Inventories	782	(14,637)
Prepaid expenses and other	414	379
Accounts payable	(7,307)	9,604
Accrued and other liabilities	1,716	4,115
Net cash used in operating activities	(4,954)	(3,567)

Cash Flows From Investing Activities:
Additions to property and equipment	(2,042)	(1,142)
Proceeds from sale of property and equipment	9	539
Other assets	(140)	7
Net cash used in investing activities	(2,173)	(596)

Cash Flows From Financing Activities:
Net proceeds under notes payable	8,800	3,800
Payments on capital lease obligations	(204)	(110)
Net cash provided by financing activities	8,596	3,690

Net increase (decrease) in cash and cash equivalents	1,469	(473)
Cash and cash equivalents, beginning of period	353	969
Cash and cash equivalents, end of period	$1,822	$496

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$1,541	$844
Cash paid during the period for income taxes	57	40

The accompanying notes are an integral part of these consolidated financial statements. NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2001 and 2000, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2000, is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, as presented in the Company’s Annual Report on Form 10-K for the year then ended.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001, or any portion thereof.

2.  Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 117,808 and 147,976 for the three months ended March 31, 2001 and 2000, respectively, were used in the calculations of diluted earnings per share. Options to purchase 618,689 shares of common stock at prices of $11.50 to $22.875 per share were outstanding at March 31, 2001, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3.  Inventories

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first–in, first–out method of accounting. Raw material inventories of steel coil are stated at cost on a specific identification basis. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

	March 31,	December 31,
	2001	2000
Finished goods	$36,700	$35,417
Raw materials	20,004	22,070
Materials and supplies	2,541	2,541
	$59,245	$60,028

4.  Segment Information

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of and Enterprise and Related Information” which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended March 31,
	2001	2000
Net Sales:
Water Transmission	$37,269	$31,498
Tubular Products	26,277	32,493
Total	$63,546	$63,991

Gross Profit:
Water Transmission	$9,165	$5,753
Tubular Products	2,723	5,715
Total	$11,888	$11,468

No single customer accounted for 10% or more of total net sales in the first quarter of 2001 or 2000.

5.  Operating Leases

On September 26, 2000, the Company completed a sale-leaseback of certain manufacturing equipment for $14.4 million.  The length of the lease is eighty-four months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

6.  Recent Accounting Pronouncements

In September 2000, the FASB issued SFAS  No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.”  This Statement replaces FASB Statement No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125’s provisions without reconsideration.  The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Those standards are based on consistent application of a financial-components approach that focuses on control.  Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101).  SAB 101 provided guidance on the recognition, presentation and disclosure of revenues in financial statements.  The Company adopted SAB 101 as of December 31, 2000.  The adoption did not have a material effect on the previously reported quarterly financial results or the annual financial results, as the Company’s revenue recognition policies were already consistent with SAB 101.

In March 2000, the FASB issued FASB Interpretation No. 44, (FIN 44) “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25” which provides interpretive guidance on several implementation issues related to Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  FIN 44 is effective July 1, 2000, but certain conclusions must be applied earlier. The adoption of FIN 44 did not have a material impact on the Company’s consolidated financial statements.

The FASB has issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.”  This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met.  The Company believes that the effect of adoption of SFAS No. 133 will not have a material effect on the Company’s financial statements.

The FASB has issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.”  This statement amends SFAS No. 133 for specified transactions.  SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000.  If SFAS No. 133 is adopted prior to June 15, 2000, SFAS No. 138 is effective for quarters beginning after June 15, 2000.  The Company believes that the effect of adoption of SFAS No. 138 will not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results Of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, bidding activity, the timing of customer orders and deliveries, excess or shortage of production capacity, and other risks discussed from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Overview

The Company’s Water Transmission products are manufactured in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company's Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

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

	Three months ended March 31,
	2001	2000
Net sales
Water Transmission	58.6%	49.2%
Tubular Products	41.4	50.8
Total net sales	100.0	100.0
Cost of sales	81.3	82.1
Gross profit	18.7	17.9
Selling, general and administrative expense	8.8	8.3
Income from operations	9.9	9.6
Interest expense, net	4.0	3.5
Income before income taxes	5.9	6.1
Provision for income taxes	2.4	2.4
Net income	3.5%	3.7%

Gross profit as a percentage of segment net sales:
Water Transmission	24.6%	18.3%
Tubular Products	10.4	17.6

First Quarter 2001 Compared to First Quarter 2000

Sales.  Net sales decreased slightly to $63.5 million in the first quarter of 2001, from $64.0 million in the first quarter of 2000.

Water Transmission sales increased 18.3% to $37.3 million in the first quarter of 2001 from $31.5 million in the first quarter of 2000. The increase in Water Transmission sales in the first quarter of 2001 primarily resulted from higher production resulting from improved market conditions that began in the later half of 2000.  The first quarter of 2000 was negatively impacted by delays on projects already awarded to the Company.

Tubular Products sales decreased 19.1% to $26.3 million in the first quarter of 2001 from $32.5 million in the first quarter of 2000.  The decrease was primarily the result of lower demand in certain product lines caused by weather and a slowing economy, compared to a record market in the first quarter of 2000.

Gross Profit. Gross profit increased 3.7% to $11.9 million (18.7% of total net sales) in the first quarter of 2001 from $11.5 million (17.9% of total net sales) in the first quarter of 2000.

Water Transmission gross profit increased 59.3% to $9.2 million (24.6% of segment net sales) in the first quarter of 2001 from $5.8 million (18.3% of segment net sales) in the first quarter of 2000.  Water Transmission gross profit in the first quarter of 2001 increased as a result of higher plant utilization and improved bidding activity.  The first quarter of 2000 was negatively impacted by significant delays on projects the Company had already been awarded, which resulted in low plant utilization.  The Company sees volume increase for the remainder of the year, if the current market and bidding activity continues through the third quarter and further project delays are minimized.

Tubular Products gross profit decreased 52.4% to $2.7 million (10.4% of segment net sales) in the first quarter of 2001 from $5.7 million (17.6% of segment net sales) in the first quarter of 2000.  The first quarter of 2001 was negatively impacted by import pricing pressures in certain product lines combined with higher cost inventory.  The Company anticipates the gross profit will improve slowly as lower cost products replace the high cost inventories on hand at the beginning of the year.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased 5.7% to $5.6 million (8.8% of total net sales) in the first quarter of 2001 compared to $5.3 million (8.3% of total net sales) in the first quarter of 2000. The increase was primarily the result of increased rent expense that resulted from a sale-leaseback transaction that was completed in the third quarter of 2000.

Interest Expense. Interest expense increased to $2.5 million in the first quarter of 2001 from $2.2 million in the first quarter of 2000 due to increased borrowings used to support higher production and sales levels.

Income Taxes. The provision for income taxes was $1.5 million in the first quarter of 2001, based upon an expected tax rate of approximately 40% for 2001.

Liquidity and Capital Resources

The Company finances operations with internally generated funds and available borrowings. At March 31, 2001, the Company had cash and cash equivalents of $1.8 million.

Net cash used in operating activities in the first quarter of 2001 was $5.0 million. This was primarily the result of $2.3 million of net income, non-cash adjustments for depreciation and amortization of $1.6 million and an increase in accrued liabilities of $1.7 million; offset by an increase in net trade receivables and decrease in accounts payable of $3.4 and $7.3 million, respectively. The decrease in accounts payable was primarily attributable to the timing and amount of purchases and utilization of steel.  The increase in trade receivables primarily resulted from increased water transmission shipments in the first quarter of 2001.

Net cash used in investing activities in the first quarter of 2001 was $2.2 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to approximate $9.0 million in 2001.

Net cash provided by financing activities in the first quarter of 2001 was $8.6 million, which primarily resulted from $8.8 million in net borrowings under the Company’s credit agreement, offset by payments of capital lease obligations.

The Company had the following significant components of debt at March 31, 2001: a $65 million credit agreement under which $57.0 million was outstanding; $7.1 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.5 million with a variable interest rate of 3.45%; and  capital lease obligations of $3.5 million which bear interest at 8.27%.

The Company's working capital requirements have increased due to the Company's Water Transmission business, which is characterized by lengthy production periods, delays, and postponements in projects the Company had already been awarded and extended payment cycles.  The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations, amounts available under its line of credit and to the extent necessary, additional bank borrowings, senior notes, capital and operating leases will be adequate to fund its working capital and capital requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. Information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

No exhibits were filed during the quarter ended March 31, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001

NORTHWEST PIPE COMPANY
By: /s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By: /s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)