Form 10-Q
period 2001-06-30
NORTHWEST PIPE CO
filed 2001-08-14
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  0-27140

NORTHWEST PIPE COMPANY
(Exact name of registrant as specified in its charter)

OREGON	93–0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, par value $.01 per share	6,509,647
(Class)	(Shares outstanding at August 10, 2001)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30,	December 31,
	2001	2000

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,721	$353
Trade receivables, less allowance for doubtful accounts of $660 and $650	59,127	53,073
Costs and estimated earnings in excess of billings on uncompleted contracts	61,683	47,250
Inventories	58,700	60,028
Refundable income taxes	2,129	2,129
Deferred income taxes	1,489	1,489
Prepaid expenses and other	1,670	2,183

Total current assets	186,519	166,505
Property and equipment less accumulated depreciation andamortization of $22,927 and $35,759	67,192	90,996
Goodwill less accumulated amortization of $1,969 and $1,673	21,748	22,044
Restricted assets	2,300	2,300
Other assets	1,564	1,312

Total assets	$279,323	$283,157

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$11,213	$48,200
Current portion of long-term debt	10,964	7,124
Current portion of capital lease obligations	833	820
Accounts payable	30,659	28,055
Accrued liabilities	7,276	6,546

Total current liabilities	60,945	90,745
Long-term debt, less current portion	62,000	67,964
Capital lease obligations, less current portion	2,453	2,878
Minimum pension liability	217	217
Deferred gain on sale of fixed assets	26,853	--
Deferred income taxes	13,504	13,504

Total liabilities	165,972	175,308

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.01 par value, 15,000,000 shares authorized, 6,509,647 and 6,498,081 shares issued and outstanding	65	65
Additional paid-in-capital	39,274	39,167
Retained earnings	74,229	68,834
Accumulated other comprehensive loss:
Minimum pension liability	(217)	(217)

Total stockholders’ equity	113,351	107,849

Total liabilities and stockholders' equity	$279,323	$283,157

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net sales	$75,135	$69,490	$138,681	$133,481
Cost of sales	60,959	56,674	112,617	109,197

Gross profit	14,176	12,816	26,064	24,284

Selling, general and administrative expense	6,685	5,287	12,282	10,583

Operating income	7,491	7,529	13,782	13,701

Interest expense, net	2,258	2,421	4,789	4,658

Income before income taxes	5,233	5,108	8,993	9,043

Provision for income taxes	2,093	2,043	3,597	3,617

Net income	$3,140	$3,065	$5,396	$5,426

Basic earnings per share	$0.48	$0.47	$0.83	$0.84

Diluted earnings per share	$0.47	$0.46	$0.81	$0.82

Shares used in per sharecalculations:
Basic	6,506	6,465	6,499	6,461

Diluted	6,655	6,611	6,625	6,608

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash Flows From Operating Activities:
Net income	$5,396	$5,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,276	3,736
Deferred income taxes	--	1,319
Gain on sale of property and equipment	(538)	(483)
Changes in current assets and liabilities:
Trade receivables, net	(6,054)	(2,273)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,433)	(14,469)
Inventories	1,328	(23,755)
Refundable income taxes	--	785
Prepaid expenses and other	513	673
Accounts payable	2,604	16,472
Accrued and other liabilities	730	1,796

Net cash used in operating activities	(7,178)	(10,773)

Cash Flows From Investing Activities:
Additions to property and equipment	(3,409)	(4,288)
Proceeds from sale of property and equipment	19	539
Other assets	(280)	67

Net cash used in investing activities	(3,670)	(3,682)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	107	85
Net payments on long-term debt	(2,124)	(2,124)
Net proceeds under notes payable from financial institutions	(36,987)	15,400
Proceeds from sale-leaseback	51,633	--
Proceeds (payments) on capital lease obligations	(413)	613

Net cash provided by financing activities	12,216	13,974

Net increase (decrease) in cash and cash equivalents	1,368	(481)
Cash and cash equivalents, beginning of period	353	969

Cash and cash equivalents, end of period	$1,721	$488

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$5,309	$4,494
Cash paid during the period for income taxes	833	2,145

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2001 and 2000, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2000, is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, as presented in the Company’s Annual Report on Form 10-K for the year then ended.

Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001, or any portion thereof.

2.  Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 149,208 and 146,235 for the three months ended June 30, 2001 and 2000, respectively, and incremental shares of 126,042 and 147,305 for the six months ended June 30, 2001 and 2000, respectively, were used in the calculations of diluted earnings per share. Options to purchase 647,875 of common stock at prices of $13.563 to $22.875 per share were outstanding at June 30, 2001, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

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

	June 30,	December 31,
	2001	2000

Finished goods	$35,171	$35,417
Raw materials	21,200	22,070
Materials and supplies	2,329	2,541

	$58,700	$60,028

4.  Segment Information

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of and Enterprise and Related Information” which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and is regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net Sales:
Water Transmission	$47,922	$36,184	$85,191	$67,682
Tubular Products	27,213	33,306	53,490	65,799

Total	$75,135	$69,490	$138,681	$133,481

Gross Profit:
Water Transmission	$11,285	$8,291	$20,450	$14,044
Tubular Products	2,891	4,525	5,614	10,240

Total	$14,176	$12,816	$26,064	$24,284

5.  Operating Leases

On September 26, 2000, the Company completed a sale-leaseback of certain manufacturing equipment for $14.4 million.  The length of the lease is eighty-four months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

On June 29, 2001, the Company completed a sale-leaseback of certain manufacturing equipment for $51.6 million.  The length of the lease is sixty months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

6.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

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

The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provides a significant degree of market diversification, because the principal factors affecting demand for water transmission products are different from those affecting demand for tubular products. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within the Company's market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction, the energy market, the agricultural economy, highway spending and general economic conditions.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company's business segments.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net sales
Water Transmission	63.8%	52.1%	61.4%	50.7%
Tubular Products	36.2	47.9	38.6	49.3

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	81.1	81.6	81.2	81.8

Gross profit	18.9	18.4	18.8	18.2
Selling, general andadministrative expense	8.9	7.6	8.9	7.9

Income from operations	10.0	10.8	9.9	10.3
Interest expense, net	3.0	3.5	3.4	3.5

Income before income taxes	7.0	7.3	6.5	6.8
Provision for income taxes	2.8	2.9	2.6	2.7

Net income	4.2%	4.4%	3.9%	4.1%

Gross profit as a percentage of segment net sales:
Water Transmission	23.5%	22.9%	24.0%	20.7%
Tubular Products	10.6	13.6	10.5	15.6

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

Net Sales. Net sales increased 8.1% to $75.1 million in the second quarter of 2001, from $69.5 million in the second quarter of 2000, and increased 3.9% to $138.7 million in the first six months of 2001, from $133.5 million in the first six months of 2000.

Water Transmission sales increased 32.4% to $47.9 million in the second quarter of 2001 from $36.2 million in the second quarter of 2000, and increased 25.9% to $85.2 million in the first six months of 2001 from $67.7 million in the first six months of 2000.   Net sales for the three months and the six months ended June 30, 2001, increased over the same periods last year as a result of increased sales volume attributable to significantly improved market conditions and approval to begin production on previously awarded projects.  Sales in the remainder of 2001 are expected to remain at similar levels as a result of a strong backlog and bidding schedule.  Actual results could vary if production on awarded projects or project bid dates are delayed.

Tubular Products sales decreased 18.3% to $27.2 million in the second quarter of 2001 from $33.3 million in the second quarter of 2000 and decreased 18.7% to $53.5 million in the first six months of 2001 from $65.8 million in the first six months of 2000.  The decrease in net sales in the second quarter and the first six months of 2001 over the same periods last year resulted primarily from declining sales volume attributable to soft demand in the construction, agriculture and standard tube markets and increased competition from imported products.  The company does not expect a strong recovery to occur in this segment in 2001.

No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2001 or 2000.

Gross Profit. Gross profit increased 10.6% to $14.2 million (18.9% of total net sales) in the second quarter of 2001 from $12.8 million (18.4% of total net sales) in the second quarter of 2000 and increased 7.3% to $26.1 million (18.8% of total net sales) in the first six months of 2001 from $24.3 million (18.2% of total net sales) in the first six months of 2000.

Water Transmission gross profit increased 36.1% to $11.3 million (23.5% of segment net sales) in the second quarter of 2001 from $8.3 million (22.9% of segment net sales) in the second quarter of 2000 and increased 45.6% to $20.5 million (24.0% of segment net sales) in the first six months of 2001 from $14.0 million (20.7% of segment net sales) in the first six months of 2000.   Water Transmission gross profit improved over the same periods last year as a result of increased sales volume and an improved mix of projects being produced.  Gross profit is expected to remain at similar levels for the remainder of 2001 if the overall market continues to be strong and the high level of plant utilization is maintained.

Gross profit from Tubular Products decreased 36.1% to $2.9 million (10.6% of segment net sales) in the second quarter of 2001 from $4.5 million (13.6% of segment net sales) in the second quarter of 2000 and decreased 45.2% to $5.6 million (10.5% of segment net sales) in the first six months of 2001 from $10.2 million (15.6% of segment net sales) in the first six months of 2000. Tubular Products gross profit for the three months and six months ended June 30, 2001, decreased over the same periods last year primarily as a result of a decline in sales volume attributable to a slowing economy and competition from imported products.  In addition, prices decreased in selected product lines due to import competition and declining raw material costs.  The Company's raw material costs did not decline sufficiently to offset the reduction in selling prices.  The Company does not expect the market to improve significantly for the remainder of the year and is implementing changes in facilities to make them more competitive.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 26.4% to $6.7 million (8.9% of total net sales) in the second quarter of 2001 from $5.3 million (7.6% of total net sales) in the second quarter of 2000 and increased 16.1% to $12.3 million (8.9% of total net sales) in the first six months of 2001 from $10.6 million (7.9% of total net sales) in the first six months of 2000.  The increase primarily resulted from non-recurring expenses due to the Company settling some long outstanding claims and incurring additional legal expense.

Interest Expense, net. Interest expense, net decreased 6.7% to $2.3 million in the second quarter of 2001 from $2.4 million in the second quarter of 2000 and increased 2.8% to $4.8 million in the first six months of 2001 from $4.7 million in the first six months of 2000.  Average borrowings in the first six months of 2001 were higher to support the growth in the Water Transmission segment of the business and a slowing in trade receivables collections.  This was offset by lower interest rates when compared to the same period last year.

Income Taxes. The provision for income taxes was $3.6 million in the first six months of 2001, based on an expected tax rate of approximately 40.0% for 2001.

Liquidity and Capital Resources

The Company finances operations with internally generated funds and available borrowings. At June 30, 2001, the Company had cash and cash equivalents of $1.7 million.

Net cash used in operating activities in the first six months of 2001 was $7.2 million.  This was primarily the result of $5.4 million of net income and non-cash adjustments for depreciation and amortization of $3.3 million; offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts, net trade receivables and accounts payable of $14.4 million, $6.1 million and $2.6 million, respectively.  The increase in cost and estimated earnings in excess of billings on uncompleted contracts resulted from the increase in water transmission production to support the higher sales and an increase of products awaiting shipment to a project site.  The increase in products awaiting shipment resulted from timing differences between production and shipment of finished goods in the first six months of 2001.  The increase in accounts payable was primarily attributable to the timing and amount of purchases and utilization of steel.  The increase in trade receivables primarily resulted from increased water transmission shipments and slower trade receivables collections in the first six months of 2001.

Net cash used in investing activities in the first six months of 2001 was $3.7 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to approximate $8 million in 2001.

The Company substantially completed refinancing certain portions of its credit agreements at the end of the second quarter of 2001.  The new $30.0 million credit agreement expires on June 30, 2003 and is unsecured.  The credit agreement bears interest at rates related to LIBOR plus 1.0% to 2.0% (5.375% at June 30, 2001) and prime less 0.5% (6.25% at June 30, 2001).  The covenants of the new agreement are; minimum tangible net worth, minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) coverage ratio, maximum funded debt to EBITDA ratio and a ratio of unsecured funded debt to asset coverage.

On June 29, 2001, the Company completed a sale-leaseback of certain manufacturing equipment for $51.6 million.  The length of the lease is sixty months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.  The sale-leaseback has the same covenants as the new $30.0 million credit agreement.

Net cash provided by financing activities in the first six months of 2001 was $12.2 million, which primarily resulted from $51.6 million in proceeds from a sale-leaseback agreement, offset by payments of notes payable to financial institutions.

The Company had the following significant components of debt at June 30, 2001: a $30.0 million credit agreement under which $11.2 million was outstanding with the outstanding amount bearing interest at 6.25%; $5.7 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.3 million with a variable interest rate of 3.17%; and capital lease obligations of $3.3 million which bear interest at 8.27%.

The Company’s working capital requirements have increased due to the Company’s Water Transmission business. The increase was caused by lengthy production periods, delays and postponements in projects the Company had already been awarded and extended payment cycles.  The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations, amounts available under its line of credit and to the extent necessary, additional bank borrowings, senior notes, capital and operating leases will be adequate to fund its working capital and capital requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does currently use derivative financial instruments for speculative purposes which expose the Company to market risk.  The Company has entered into a Foreign Exchange Agreement (“Agreement”) for $1.5 million.  The Agreement guarantees that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected.  The Company believes its current risk exposure to the exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt.  The debt subject to change in interest rates are its $30.0 million revolving credit line ($11.2 million outstanding as of June 30, 2001) and an Industrial Revenue Bond ($2.3 million outstanding as of June 30, 2001).  The Company believes its current risk exposure to interest rate movements to be immaterial. Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 15, 2001. The following matters were submitted to shareholders for their consideration:

1.  With respect to the three nominees for director identified in the Company’s Proxy Statement; Michael C. Franson received 5,301,397 votes and 99,450 votes were withheld, Warren K. Kearns received 5,299,917 votes and 100,930 votes were withheld and Vern B. Ryles, Jr. received 5,299,797 votes and 101,050 votes were withheld.

2.  The appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2001, was ratified as follows: 5,362,529 shares were voted in favor, 4,700 shares were voted in opposition, 23,618 votes abstained and there were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit
Number	Description

10.25	Credit Agreement with Wells Fargo Bank, National Association, dated May 30, 2001

10.26	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

NORTHWEST PIPE COMPANY

By:	/s/Brian W. Dunham

Brian W. Dunham
President and Chief Executive Officer

By:	/s/ John D. Murakami

John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)