Form 10-Q
period 2001-09-30
NORTHWEST PIPE CO
filed 2001-11-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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

                Yes ☒      No ☐

Common Stock, par value $.01 per share	6,516,097
(Class)	(Shares outstanding at November 8, 2001)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	September 30,	December 31,
	2001	2000
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$142	$353
Trade receivables, less allowance for doubtful accounts of $1,023 and $650	62,189	53,073
Costs and estimated earnings in excess of billings on uncompleted contracts	63,292	47,250
Inventories	57,349	60,028
Refundable income taxes	2,129	2,129
Deferred income taxes	1,489	1,489
Prepaid expenses and other	1,798	2,183
Total current assets	188,388	166,505
Property and equipment less accumulated depreciation and amortization of $23,839 and $35,759	70,081	90,996
Goodwill less accumulated amortization of $2,118 and $1,673	21,599	22,044
Restricted assets	2,300	2,300
Other assets	1,780	1,312
Total assets	$284,148	$283,157
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$15,857	$48,200
Current portion of long-term debt	10,964	7,124
Current portion of capital lease obligations	850	820
Accounts payable	26,154	28,055
Accrued liabilities	11,050	6,546
Total current liabilities	64,875	90,745
Long-term debt, less current portion	62,000	67,964
Capital lease obligations, less current portion	2,233	2,878
Minimum pension liability	217	217
Deferred gain on sale of fixed assets	24,556	--
Deferred income taxes	13,504	13,504
Total liabilities	167,385	175,308

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $.01 par value, 15,000,000 shares authorized, 6,509,647 and 6,498,081 shares issued and outstanding	65	65
Additional paid-in-capital	39,274	39,167
Retained earnings	77,641	68,834
Accumulated other comprehensive loss:
Minimum pension liability	(217)	(217)
Total stockholders’ equity	116,763	107,849
Total liabilities and stockholders' equity	$284,148	$283,157

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	$70,865	$75,986	$209,546	$209,467
Cost of sales	57,001	63,479	169,618	172,676
Gross profit	13,864	12,507	39,928	36,791

Selling, general and administrative expenses	6,475	5,245	18,757	15,828
Operating income	7,389	7,262	21,171	20,963

Interest expense, net	1,703	2,860	6,492	7,518
Income before income taxes	5,686	4,402	14,679	13,445

Provision for income taxes	2,275	1,761	5,872	5,378
Net income	$3,411	$2,641	$8,807	$8,067

Basic earnings per share	$0.52	$0.41	$1.35	$1.25
Diluted earnings per share	$0.51	$0.40	$1.33	$1.22

Shares used in per share calculations:
Basic	6,509	6,468	6,505	6,464
Diluted	6,708	6,607	6,640	6,609

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Nine Months Ended September 30,
	2001	2000
Cash Flows From Operating Activities:
Net income	$8,807	$8,067
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,473	5,699
Gain on sale of property and equipment	(2,829)	(493)
Changes in current assets and liabilities:
Trade receivables, net	(9,116)	(9,924)
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,042)	(23,042)
Inventories	2,679	(18,612)
Refundable income taxes	--	785
Prepaid expenses and other	386	712
Accounts payable	(1,902)	19,342
Accrued and other liabilities	4,504	5,649
Net cash used in operating activities	(9,040)	(11,817)

Cash Flows From Investing Activities:
Additions to property and equipment	(7,521)	(7,852)
Proceeds from sale of property and equipment	194	600
Other assets	(503)	38
Net cash used in investing activities	(7,830)	(7,214)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	107	105
Net payments on long-term debt	(2,124)	(2,124)
Net proceeds (payments) under notes payable from financial institutions	(32,343)	8,500
Proceeds from sale-leaseback	51,633	14,446
Proceeds (payments) on capital lease obligations	(614)	1,506
Net cash provided by financing activities	16,659	22,433

Net increase (decrease) in cash and cash equivalents	(211)	3,402
Cash and cash equivalents, beginning of period	353	969
Cash and cash equivalents, end of period	$142	$4,371

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$5,773	$6,083
Cash paid during the period for income taxes	1,920	2,360

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three month and nine month periods ended September 30, 2001 and 2000 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2000 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2000. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001 or any portion thereof.

2.  Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 198,434 and 138,994 for the three months ended September 30, 2001 and 2000, respectively, and incremental shares of 135,036 and 144,450 for the nine months ended September 30, 2001 and 2000, respectively, were used in the calculations of diluted earnings per share. Options to purchase 249,178 and 685,372 shares of common stock at prices of $17.125 to $22.875 per share and $13.563 to $22.875 per share were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3.  Inventories

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost which approximates the first-in, first-out method of accounting. Inventories of steel coil are stated at cost on a specific identification basis.  Inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.  Inventories consist of the following:

	September 30,	December 31,
	2001	2000
Finished goods	$33,676	$35,417
Raw materials	21,344	22,070
Materials and supplies	2,329	2,541
	$57,349	$60,028

4.  Segment Information

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and is regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net Sales:
Water Transmission	$47,240	$42,311	$132,431	$109,993
Tubular Products	23,625	33,675	77,115	99,474
Total	$70,865	$75,986	$209,546	$209,467

Gross Profit:
Water Transmission	$11,620	$8,942	$32,070	$22,986
Tubular Products	2,244	3,565	7,858	13,805
Total	$13,864	$12,507	$39,928	$36,791

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

6.  Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.  The Company is in the process of evaluating the effect of SFAS 144 on its financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, bidding activity, the timing of customer orders and deliveries, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in the Company’s Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

The Company's net sales and net income may fluctuate significantly from quarter to quarter due to the size and schedule for deliveries of certain Water Transmission orders, the seasonality of the Company's Tubular Products business, and fluctuations in the cost of raw materials. The Company has experienced such fluctuations in the past and may experience such fluctuations in the future.  Purchased steel represents from 50% to 85% of our total production cost. Volatility in the price of steel may adversely affect our gross margins and operating results if the price of steel increases more or faster than we are able to increase the selling prices of our products.   The Water Transmission Group has less risk associated with steel price volatility because firm steel quotes are generally incorporated in each major project bid.  Steel price volatility in the Tubular Products Group, however, has in the past and will continue to have a significant impact on the gross profit of this segment.  Changes in the availability of electricity or natural gas may also have an adverse affect on our gross profits and operating results. We rely on the use of electricity and natural gas in our production processes and any disruption in the availability of such resources could materially and adversely affect our ability to produce and ship products.  The Company has experienced interruptions in electricity availability in our California plants in the past.  As a result, the Company has replaced the interruptible power contracts with a direct-access service contract in California.  However, circumstances beyond the utilities’ control (acts of god, accidents, war, etc.) could nevertheless cause power to be interrupted to our facilities, which would adversely affect our ability to produce and ship our products.

In June 2001, the United States International Trade Commission (“ITC”) initiated a Section 201 investigation with respect to the steel industry.  The ITC announced on October 15, 2001 that it recommended relief for steel producers and pipe and tube products that covers the substantial majority of the products sold by our Tubular Products Group and the raw steel we purchase.  The next step in the Trade Case is that the ITC has sixty days to propose a remedy to the president who then has up to another 60 days to decide on the final remedy.  A final decision is not expected until the middle of the first quarter of 2002.  The ruling may adjust the availability and price of imports for both our raw steel and the majority of our product lines.  If the final remedy provides relief to the steel producers, it may result in an increase in our cost of sales, while our ability to pass on this increase to our pipe and tube customers is uncertain.  If the final remedy provides relief to the pipe and tube producers, it may result in increased demand and higher selling prices for our products.

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales
Water Transmission	66.7%	55.7%	63.2%	52.5%
Tubular Products	33.3	44.3	36.8	47.5
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	80.4	83.5	80.9	82.4
Gross profit	19.6	16.5	19.1	17.6
Selling, general and administrative expense	9.1	6.9	9.0	7.6
Income from operations	10.5	9.6	10.1	10.0
Interest expense, net	2.4	3.8	3.1	3.6
Income before income taxes	8.1	5.8	7.0	6.4
Provision for income taxes	3.2	2.3	2.8	2.5
Net income	4.9%	3.5%	4.2%	3.9%

Gross profit as a percentage of segment net sales:
Water Transmission	24.6%	21.1%	24.2%	20.9%
Tubular Products	9.5	10.6	10.2	13.9

Third Quarter and Nine Months Ended September 30, 2001 Compared to Third Quarter and Nine Months Ended September 30, 2000

Net Sales. Net sales decreased 6.7% to $70.9 million in the third quarter of 2001, from $76.0 million in the third quarter of 2000, and were $209.5 million in the first nine months of 2000 and 2001.

Water Transmission sales increased 11.6% to $47.2 million in the third quarter of 2001 from $42.3 million in the third quarter of 2000, and increased 20.4% to $132.4 million in the first nine months of 2001 from $110.0 million in the first nine months of 2000. Water Transmission sales in 2001 compared to the same periods last year improved as a result of higher production resulting from improved market conditions.  In the third quarter of 2001 the Company experienced significant delays in bidding activity.  Most of these projects will bid late in the fourth quarter of 2001 and early in the first quarter of 2002.  Sales for the fourth quarter of 2001 are expected to decline slightly from sales in the third quarter of 2001 as a result of a less favorable product mix and lower number of workdays resulting from planned down time and holidays. Actual results could vary if production on awarded projects or project bid dates is delayed.

Tubular Products sales decreased 29.8% to $23.6 million in the third quarter of 2001 from $33.7 million in the third quarter of 2000 and decreased 22.5% to $77.1 million in the first nine months of 2001 from $99.5 million in the first nine months of 2000. The decrease in net sales in the third quarter and the first nine months of 2001 over the same periods last year resulted primarily from declining sales volume attributable to aggressive import competition and a softening market that was accentuated by the economic uncertainty caused by the world events in the third quarter.  The fourth quarter of 2001 is expected to be softer than originally believed as the current economic uncertainty continues.  The Company does not expect this segment to improve significantly before the second quarter of 2002.

No single customer accounted for 10% or more of total net sales in the third quarter or first nine months of 2000 or 2001.

Gross Profit. Gross profit increased 10.8% to $13.9 million (19.6% of total net sales) in the third quarter of 2001 from $12.5 million (16.5% of total net sales) in the third quarter of 2000 and increased 8.5% to $39.9 million (19.1% of total net sales) in the first nine months of 2001 from $36.8 million (17.6% of total net sales) in the first nine months of 2000.

The Water Transmission Group’s gross profit increased 29.9% to $11.6 million (24.6% of segment net sales) in the third quarter of 2001 from $8.9 million (21.1% of segment net sales) in the third quarter of 2000 and increased 39.5% to $32.1 million (24.2% of segment net sales) in the first nine months of 2001 from $23.0 million (20.9% of segment net sales) in the first nine months of 2000.  The Water Transmission Group’s gross profit for the three months and nine months ended September 30, 2001, increased as a result of increased sales volume and an improved mix of projects being produced. The lower bidding activity in the third quarter of 2001 resulted in increased competition on the projects bid during the quarter.  Gross profit is expected to decrease in the fourth quarter of 2001 as a result of product mix and lower number of workdays because of planned downtime and holidays.  This anticipated decline in the fourth quarter of 2001 would be a result of factors that have impacted this segment historically and not a result of recent world events on the current economic climate.  Gross profit should improve in the first quarter of 2002, if bidding activity increases as expected.  The current backlog and anticipated bidding activity should allow the Company’s first half of 2002 to return to the levels experienced in the second and third quarters of 2001.

The Tubular Products Group’s gross profit decreased 37.1% to $2.2 million (9.5% of segment net sales) in the third quarter of 2001 from $3.6 million (10.6% of segment net sales) in the third quarter of 2000 and decreased 43.1% to $7.9 million (10.2% of segment net sales) in the first nine months of 2001 from $13.8 million (13.9% of segment net sales) in the first nine months of 2000. The Tubular Products Group’s gross profit for the three months and nine months ended September 30, 2001, decreased over the same periods last year primarily as a result of a decline in sales volume attributable to a slowing economy and competition from imported products.  In addition, prices decreased in selected product lines due to import competition and declining raw material costs.  The Company’s raw material costs did not decline sufficiently to offset the reduction in selling prices and increased cost of production caused by operating at less than optimum utilization levels.  The Company has implemented a number of cost reduction programs in this segment's facilities to operate more efficiently at reduced levels. The Company expects to begin realizing savings from these programs beginning in the first half of 2002.  Plant utilization may continue to decrease in the fourth quarter of 2001, as the market is not expected to improve this quickly and the Company balances inventory levels to the revised market projections.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 23.5% to $6.5 million (9.1% of total net sales) in the third quarter of 2001 from $5.2 million (6.9% of total net sales) in the third quarter of 2000 and increased 18.5% to $18.8 million (9.0% of total net sales) in the first nine months of 2001 from $15.8 million (7.6% of total net sales) in the first nine months of 2000. The increase primarily resulted from non-recurring expenses due to increased legal, rent and insurance expenses and general growth of the business.

Interest Expense, Net. Interest expense, net decreased 40.5% to $1.7 million in the third quarter of 2001 from $2.9 million in the third quarter of 2000 and decreased 13.6% to $6.5 million in the first nine months of 2001 from $7.5 million in the first nine months of 2000.  This decrease in interest expense was attributable to decreases in both average borrowings and interest rates in the third quarter of 2001 and the nine months ended September 30, 2001. The decrease was offset by increased borrowings to support the growth in the Water Transmission segment of the business and a slowing in trade receivable collections.

Income Taxes. The provision for income taxes was $5.9 million in the first nine months of 2001, based on an expected tax rate of approximately 40% for 2001.

Liquidity and Capital Resources

The Company finances operations with internally generated funds and available borrowings. At September 30, 2001, the Company had cash and cash equivalents of $142,000.

Net cash used in operating activities in the first nine months of 2001 was $9.0 million.  This was primarily the result of $8.8 million of net income and non-cash adjustments for depreciation and amortization of $4.5 million; offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts and net trade receivables of $16.0 million and $9.1 million, respectively.  This was partially offset by a reduction in inventory of $2.7 million.  The increase in cost and estimated earnings in excess of billings on uncompleted contracts resulted from the increase in water transmission production to support the higher sales and an increase of products awaiting shipment to a project site.  The increase in products awaiting shipment resulted from timing differences between production and shipment of finished goods in the first nine months of 2001. The increase in trade receivables primarily resulted from increased water transmission shipments and slower trade receivable collections in the first nine months of 2001.  The reduction of inventory resulted from adjusting production and inventory levels to support the lower forecasted sales in our Tubular Products Group.

Net cash used in investing activities in the first nine months of 2001 was $7.8 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to approximate $9 million in 2001.

The Company has a $30.0 million credit agreement, which expires on September 30, 2003 and is unsecured.  Borrowings under the credit agreement bears interest at rates related to LIBOR plus 1.0% to 2.0% (4.00% at September 30, 2001) and prime less 0.5% (5.50% at September 30, 2001).  The covenants of the credit agreement are: minimum tangible net worth; minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) coverage ratio; maximum funded debt to EBITDA ratio and a ratio of unsecured funded debt to asset coverage.

On June 29, 2001, the Company substantially completed a sale-leaseback of certain manufacturing equipment for $51.6 million.  The length of the lease is sixty months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.  The sale-leaseback has the same covenants as the new $30.0 million credit agreement.

Net cash provided by financing activities in the first nine months of 2001 was $16.7 million, which primarily resulted from $51.6 million in proceeds from a sale-leaseback agreement, offset by payments of notes payable to financial institutions.

The Company had the following significant components of debt at September 30, 2001: a $30.0 million credit agreement under which $15.9 million was outstanding and bearing interest at an aggregate rate of 5.37%; $5.7 million of Series A Senior Notes, without collateral, which bear interest at 6.63%; $30.0 million of Series B Senior Notes, without collateral, which bear interest at 6.91%; $35.0 million of Senior Notes, without collateral, which bear interest at 6.87%; an Industrial Development Bond of $2.3 million with a variable interest rate of 2.30%; and capital lease obligations of $3.3 million which bear interest at 8.27%.

The Company’s working capital requirements have increased due to the Company’s Water Transmission business. Lengthy production periods, delays and postponements in projects the Company had already been awarded and extended payment cycles caused the increase.  The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations, amounts available under its credit agreement and to the extent necessary, additional bank borrowings, senior notes, capital and operating leases will be adequate to fund its working capital and capital requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt.  The debt subject to change in interest rates are its $30.0 million revolving credit line ($15.9 million outstanding as of September 30, 2001) and an Industrial Revenue Bond ($2.3 million outstanding as of September 30, 2001).  The Company believes its current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

None

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2001

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)