Form 10-K405
period 2001-12-31
NORTHWEST PIPE CO
filed 2002-03-26
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

OREGON	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. W. Market Street
Portland, Oregon 97201
(Address of principal executive offices and zip code)

503-946-1200
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                                                                       Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $43,896,590 as of March 15, 2002 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 15, 2002 was 6,537,053 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

2001 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

General

Northwest Pipe Company (the “Company”) manufactures welded steel pipe in two business segments.  In its Water Transmission business (the “Water Transmission” business), the Company is a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission.  In its Tubular Products business (the “Tubular Products” business), the Company manufactures smaller diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of construction, agricultural, energy and industrial applications.  In addition, the Company produces propane tanks from its manufacturing facility in Monterrey, Mexico.  In 2001, Water Transmission and Tubular Products revenues represented approximately 65% and 35% of the Company’s net sales, respectively.  The Company is headquartered in Portland, Oregon.  Water Transmission products are manufactured in the Company’s Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities.  Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

Products

Water Transmission Products.  Water transmission pipe is used for (i) high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch, and (ii) other industrial and structural applications.  Most of the Company’s Water Transmission products are made to custom specifications.  Most of these products are for fully engineered, large diameter, high-pressure water transmission lines.  Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plant piping.  The Company has the capability to manufacture water transmission pipe in diameters ranging from 4.5” to 156” with wall thickness of 0.135” to 3.00”.  The Company has the capability to coat and line these products with cement mortar, polyethylene tape, paints, epoxies and coal tar enamel according to the customers’ specifications.  The Company maintains fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

Tubular Products.  Our Tubular Products range in size from 0.50” to 16” in diameter with wall thickness from 0.035” to 0.315”, square tubing from 0.75” to 3”, and rectangular tubing from 0.50” x 1” to 3” x 4”.  These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications.

Marketing

Water Transmission.  The primary customers for Water Transmission products are installation contractors for projects funded by public water agencies.  The Company’s plant locations in Oregon, Colorado, California, West Virginia and Texas allow it to efficiently serve customers throughout the United States, Canada and Mexico.  The Company’s Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with the Company’s capabilities and close contact with the project designers and owners throughout the design phase.  The Company’s in-house sales force is composed of sales representatives, engineers and support personnel who work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects.  As a public water agency develops a pipeline project, the Company’s professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe.  After an agency completes a design, they publicize the upcoming bid for a water transmission project.  The Company then obtains detailed plans and develops its estimate for the pipe portion of the project.  The Company typically bids to installation contractors who include the Company’s bid in their proposal to the public water agency.  A public water agency generally awards the entire project to the contractor with the lowest responsible bid.

Because a substantial portion of the Company’s Water Transmission revenue is derived from sales related to public water transmission projects, the Company’s sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in obtaining environmental approvals and right-of-way permits.  Additionally adjustments in governmental spending, general budgetary constraints or the inability of governmental entities to issue debt could adversely affect the Company’s Water Transmission sales.

Tubular Products.  The Company’s Tubular Products are marketed through a network of direct sales force personnel and independent distributors in the United States, Canada and Mexico.  The Company’s Tubular Products are produced in its plants in Oregon, Kansas, Texas, Louisiana, and Mexico.  The Company’s marketing strategy focuses on customer service and customer relationships.  For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers.  In 2001, approximately 75% of the Company’s Tubular Products sales were to distributors, and approximately 25% were to original equipment manufacturers.  The Company’s sales effort emphasizes regular personal contact with current and potential customers.  The Company supplements this effort with targeted advertising, participation in trade shows and brochures.

Manufacturing

Water Transmission.  Water Transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project.  These drawings are prepared on the Company’s proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe.  After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam.  Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam.  The welded tube is then cut at the specified length.  After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam.  The cylinders are then coated and lined as specified.  Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies and cement mortar.  Linings may be coal tar enamel, cement mortar, polyurethane, or epoxies.  Following coating and lining, certain pieces may be custom fabricated as required for the project.  This process is performed in the Company’s fabrication facilities.  The pipe is final inspected and prepared for shipment.  The Company ships its products to project sites principally by truck and rail.

Tubular Products.  Tubular products are manufactured by the ERW process in diameters ranging from 0.50” to 16”.  This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product.  Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration.  The resultant tube is welded by high-frequency electric resistance welders and cut into the appropriate lengths.  After exiting the mill, the products are straightened, inspected, tested and end-finished.  Certain products are coated.

Technology.  Advances in technology help the Company produce high quality products at competitive prices.  Ongoing investments in technological improvements include an in-house metallurgical laboratory complete with state of the art optics, spectrographic analysis and impact testing capabilities.  This laboratory serves as a tool for accurate process control as well as for research and development of new products and processes.  Finished products also benefit from recent advancements in nondestructive inspection systems, including phased array ultrasonics and real time imaging enhancement capabilities.  To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance. The Company has established, documented, implemented and continues to maintain a quality management system for continual improvement and the assurance of consistently providing product that meets customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer.  The Company’s quality management systems in Portland, Oregon; Atchison, Kansas; Adelanto, California; Riverside, California; Bossier City, Louisiana and Parkersburg, West Virginia are certified by the International Organization for Standardization (ISO). The Company is in the process of implementing the quality management system in all of its remaining facilities to meet the ISO certification requirements. In addition to ISO certification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitary Foundation, Steel Plate Fabricators Association and Underwriters Laboratory, have certified the Company for specific products or operations.  The Quality Assurance Department is responsible for monitoring and measuring characteristics of the product.  Inspection capabilities include, but are not limited to, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations and chemical analysis.  Product is not released for shipment to our customers until verification that all product requirements have been met.

Product Liability.  The manufacturing and use of steel pipe involves a variety of risks.  Certain losses may result or be alleged to result from defects in the Company’s products, thereby subjecting the Company to claims for damages, including consequential damages.  The Company warrants its products to be free of certain defects.  The Company maintains insurance coverage against potential product liability claims in the amount of $52 million, which it believes to be adequate.  However, there can be no assurance that product liability claims exceeding the Company’s insurance coverage will not be experienced in the future or that the Company will be able to maintain such insurance with adequate coverage

Backlog

The Company’s backlog includes confirmed orders, including the balance of projects in process, and projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed.  Projects for which a binding contract has not been executed could be canceled.  Binding orders received by the Company may also be subject to cancellation or postponement, however, cancellation would generally obligate the customer to pay the costs incurred by the Company.  As of December 31, 2001 and 2000, the Company’s backlog of orders was approximately $87.7 million and $100.2 million, respectively.  Backlog as of December 31, 2001 includes projects having a value of approximately $8.2 million for which binding contracts had not yet been executed.  Backlog as of any particular date may not be indicative of actual operating results for any fiscal period.  There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission.  The Company has several competitors in the Water Transmission business.  Most Water Transmission projects are competitively bid and price competition is vigorous.  Price competition may reduce the gross margin on sales, which may adversely affect overall profitability.  Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with the Company.  With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, the Company believes it can more effectively compete throughout the U.S. and Canada.  The Company’s primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe.  East of the Rocky Mountains, the Company’s primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and US Pipe & Foundry Company, all of which manufactures ductile iron pipe; Price Bros., which manufactures prestressed pipe; Hanson Concrete Products, Inc., which manufactures concrete cylinder pipe; and American Spiral Weld Pipe Company which has manufactured spiral welded steel pipe since June 2000.

Tubular Products.  The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States.  During the year, the Company experienced pricing pressures in the tubular products market, which it believes was the result of increased foreign price competition.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery.  In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products.  In particular, the Company operates in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of the Company’s competitors can manufacture.  However, over the past few years, the Company has increasingly introduced products into higher volume markets with more competition than it experiences with its niche products.

Raw Materials and Supplies

The Company purchases hot rolled steel coil from a number of primary domestic and import steel producers including National Steel Corporation, California Steel Industries, Inc., U.S. Steel, Ferrostaal, Gallatin Steel and Nucor Corporation.  The Company orders steel according to its business forecasts for its Tubular Products business.  Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process.  From time to time, the Company may purchase additional steel when it is available at favorable prices.  Purchased steel represents a substantial portion of the Company’s cost of sales.  The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, raw material, energy costs, import duties, other trade restrictions and currency exchange rates.

The Company also relies on certain suppliers of coating materials, lining materials and certain custom fabricated items.  The Company has at least two suppliers for most of its raw materials.  The Company believes its relationships with its suppliers are positive and has no indication that it will experience shortages of raw materials or components essential to its production processes or that it will be forced to seek alternative sources of supply.  It is unclear, as of the date of this report, what effect, if any, the recently announced tariff on hot-rolled steel, the primary raw material used by the Company, will have on our suppliers. See Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

As of December 31, 2001, the Company had 1,347 full-time employees.  Approximately 24% were salaried and approximately 76% were employed on an hourly basis.  A union represents all of the hourly employees at the Company’s Monterrey, Mexico facility.  All other employees are non-union.  The Company considers its relations with its employees to be good.

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

Adelanto and Riverside, California  The Adelanto, California facility consists of 85,000 square feet of covered manufacturing space located on 80 acres.  The Company operates two pipe mills at its Adelanto, California facility.  The Riverside, California facility consists of 65 acres with approximately 46,100 square feet of covered manufacturing space and the Company operates two spiral mills and one ERW mill at this facility.

Denver, Colorado  The Denver, Colorado facility consists of approximately 157,000 square feet of covered manufacturing space located on approximately 40 acres.  The Company operates two spiral mills at this facility.

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

Monterrey, Mexico  The Monterrey, Mexico facility consists of approximately 25,000 square feet of covered manufacturing space located on approximately five acres, and the Company produces propane tanks at this facility.

As of December 31, 2001, the Company owned all of its facilities, except for one of its Saginaw, Texas facilities, which is under a long-term lease through 2008 and 2019, if all extensions are exercised.

The Company has available manufacturing capacity from time to time at each of its facilities.  To take advantage of market opportunities, the Company may identify capital projects that will allow it to expand its manufacturing facilities to meet expected growth opportunities.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Legal Proceedings

The Company, and others, are defendants in a suit in the United States District Court for the Northern District of California in July 2000.  The plaintiff has alleged that it represents a class of plaintiffs who purchased certain sprinkler pipe products manufactured primarily by a predecessor of the Company during the 1990s.  The complaint alleges the products purchased were defective and seeks certification of the proposed class, disgorgement by the Company of profits from the sale of the allegedly defective products and/or full restitution to the members of the class, repair or replacement of the allegedly defective products, damages in an amount to be proved at trial, punitive damages and attorneys' fees and costs.  No specific amount of damages has been stated, and we are unable to estimate the amount of damages, if any, at the present time.  A class certification hearing has been scheduled for April 2002, and a trial date has been scheduled for December 2002.  The Company generally maintains insurance coverage against potential claims.  The Company believes it has meritorious defenses against the above claims and intends to vigorously contest them.  We do not know when or on what basis this matter will be resolved.

From time to time, the Company is involved in other litigation and legal matters that are defended and handled in the normal course of its business.  The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate.  Management believes that it is not presently a party to any such litigation, the outcome of which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2001.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Nasdaq National Market System under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 2000 and 2001 were as follows.

	Low	High
2000
First Quarter	$12.500	$15.500
Second Quarter	11.438	14.125
Third Quarter	10.688	13.500
Fourth Quarter	6.531	11.563

2001
First Quarter	$7.016	$14.063
Second Quarter	11.620	17.250
Third Quarter	12.900	17.170
Fourth Quarter	11.500	17.250

There were 69 shareholders of record and approximately 1,635 beneficial shareholders at March 15, 2002.  There were no cash dividends declared or paid in fiscal years 2000 or 2001.  The Company does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	In thousands, except per share amount
Consolidated Statement of Income Data:

Net sales	$276,473	$281,409	$240,307	$209,516	$150,833
Gross profit	51,402	49,217	48,904	41,664	31,117
Net income	11,111	10,691	13,285	12,581	11,100
Basic earnings per share	1.71	1.65	2.06	1.96	1.73
Diluted earnings per share	1.67	1.62	2.01	1.90	1.68

Consolidated Balance Sheet Data:

Working capital	$118,273	$75,760	$56,478	$54,237	$51,051
Total assets	266,582	283,157	248,271	234,151	132,051
Long-term debt, less current portion	59,009	70,841	76,984	76,321	39,944
Stockholders’ equity	118,245	107,849	97,169	83,715	70,779

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,”

“anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, changes in the level of bidding activity, availability and price of raw materials, the timing of customer orders and deliveries, excess or shortage of production capacity, changes in the competitive environment, and other risks discussed in this Report and from time to time in the Company’s other Securities and Exchange Commission filings and reports.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

The Company’s Water Transmission products are manufactured in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities.  Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for tubular products.  Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure.  Demand can vary dramatically within the Company’s market area since each population center determines its own waterworks requirements.  Demand for tubular products is influenced by construction activity, the energy market and general economic conditions.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition:

Revenue from construction contracts in the Company’s Water Transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract.  Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all projects that are fifty percent or more complete except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to analyze the estimated total cost of the project.  All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than one percent are reviewed by senior management personnel.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for losses on uncompleted contracts are made in the period such losses are known.  Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.  Revenue from the Company’s Tubular Products segment is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Allowance for Doubtful Accounts:

The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes.  The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer.  Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available.  A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers.  As of December 31, 2001, the accounts receivable balance of $53.1 million is reported net of allowances for doubtful accounts of $0.6 million.  The Company believes the reported allowances at December 31, 2001, are adequate.  If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expense being recorded for the period in which such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company’s business segments.

	Year Ended December 31,
	2001	2000	1999
Net sales:
Water transmission	65.2%	55.1%	57.2%
Tubular products	34.8	44.9	42.8
Total net sales	100.0	100.0	100.0
Cost of sales	81.4	82.5	79.7
Gross profit	18.6	17.5	20.3
Selling, general and administrative expenses	9.1	7.6	7.8
Operating income	9.5	9.9	12.5
Interest expense, net	2.9	3.6	3.3
Income before income taxes	6.6	6.3	9.2
Provision for income taxes	2.6	2.5	3.7
Net income	4.0%	3.8%	5.5%

Gross profit as a percentage of segment net sales:
Water transmission	23.9%	21.6%	23.5%
Tubular products	8.7	12.5	16.1

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales.  Net sales decreased slightly to $276.5 million in 2001 from $281.4 million in 2000.  No single customer accounted for 10% or more of total net sales in 2001 or 2000.

Water Transmission sales increased 16.3% to $180.3 million in 2001 from $155.0 million in 2000.  The increase was primarily a result of higher production that resulted from a significantly improved market in the first three-quarters of 2001 compared to the same period last year.  Beginning late in the third quarter of 2001 and continuing into early first quarter 2002, the bid dates on over $100 million of projects were delayed until later in 2002.  These delays, combined with the reduction in backlog, will effect overall production in the first half of 2002.  The Company believes that the market will see bidding activity increase in the near future and the overall 2002 market will be stronger than the 2001 market.

Tubular Products sales decreased 23.9% to $96.2 million in 2001 from $126.4 million in 2000.  The decrease was primarily the result of aggressive imports in certain product lines, lower energy prices resulting in reduced demand for energy products, slowing economy and general lowering in consumer confidence.  The Company continues to experience low demand and high import pressures into the first quarter of 2002.  The industry, however, is seeing selective improvement in demand.  The Company does not expect demand to improve quickly to historical volume and pricing levels, but the fourth quarter of 2001 is believed to be the trough of the cycle.  We believe that the announcement on March 5, 2002 of a fifteen percent tariff on the majority of the imported products competitive with those sold by the Tubular Products segment will cause an increase in the demand and prices for the products included in the tariff, however, other outside economic factors could continue to limit improvement in the overall tubular product markets.

Gross profit.  Gross profit increased to $51.4 million (18.6% of total net sales) in 2001 from $49.2 million (17.5% of total net sales) in 2000.

Water Transmission gross profit increased 28.6% to $43.1 million (23.9% of segment net sales) in 2001 from $33.5 million (21.6% of segment net sales) in 2000.  Water Transmission gross profit increased as a result of increased volume of orders that were booked while bidding activity was strong in the first three quarters of 2001.  This resulted in increased backlog and improved margins on the projects booked during this period and a favorable production mix in 2001.  Beginning late in the third quarter of 2001, however, bidding activity decreased significantly.  During this period, the bid dates on over $100.0 million of projects were postponed until later in 2002.  This resulted in a decrease of the Company’s backlog and increased the likelihood that production levels in the first half of 2002 will decrease from the prior year levels. The Company anticipates that bidding activity will begin to increase in the second quarter of 2002 and the total market for 2002 will exceed the market in 2001.  This should allow the Company to improve its backlog and production utilization level to return gross margins to 2001 levels, at least in the latter part of the year.

Gross profit from Tubular Products decreased 47.1% to $8.3 million (8.7% of segment net sales) in 2001 from $15.7 million (12.5% of segment net sales) in 2000.  Tubular Products gross profit decreased in 2001 as a result of decreased volume, increased pricing pressure from imported products in certain product lines, decrease in energy product demand and pricing and higher cost of production that resulted from low plant utilization.  The Company has seen steel suppliers aggressively raising the price of steel coil, our primary raw material.  The conclusion of the International Trade Commission Section 201 trade case on March 5, 2002 included tariffs of thirty-percent on the steel used by the Company and included a fifteen percent tariff on the majority of products sold by the Tubular Products segment.  The tariff on the finished tube products may allow the Company to offset the majority of the cost increase that will result from the thirty-percent tariff on raw material. For the Tubular Products segment to return to historical levels, however, demand must improve significantly and our selling prices must increase more than steel price increases.  In addition, as volume increases, gross profit should see the benefit from the cost reduction programs implemented to streamline our production processes, improve quality and increase our responsiveness.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 17.2% to $25.1 million (9.1% of total net sales) in 2001 from $21.4 million (7.6% of total net sales) in 2000.  The increase was primarily the result of the settlement of old outstanding disputed claims ($1.6 million), higher personnel expense ($1.2 million) and higher legal fees ($0.7 million)

.Interest expense.  Interest expense decreased to $8.0 million in 2001 from $10.1 million in 2000.  The decrease in interest expense resulted from the completion of $51.7 million in sale-leaseback transactions in 2001, the proceeds of which were used to reduce debt, and lower interest rates.

Income taxes.  The Company’s effective tax rate was approximately 39.3% in 2001 compared to 39.5% in 2000.

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

Tubular Products sales increased 22.8% to $126.4 million in 2000 from $102.9 million in 1999.  The increase was primarily the result of increased penetration in new product lines.  The company experienced significant price pressures from imports in certain product lines.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 14.1% to $21.4 million (7.6% of total net sales) in 2000 from $18.8 million (7.8% of total net sales) in 1999.  The increase was primarily the result of increased operating expenses related to the acquisition completed in June 1999, the general growth of the Company’s business and the increased lease expense resulting from a sale-leaseback in September 2000.

Interest expense.  Interest expense increased to $10.1 million in 2000 from $8.1 million in 1999.  The increase in interest expense resulted from higher interest rates and increased borrowings used to finance the acquisition in June 1999, capital expenditures and to support higher production and sales levels.

Income taxes.  The Company’s effective tax rate was approximately 39.5% in 2000, compared to approximately 39.8% in 1999.

Liquidity and Capital Resources

The Company generally finances its operations through cash flows from operations and available borrowings.  At December 31, 2001, the Company had cash and cash equivalents of $71,000 and available borrowings of $28 million.

Net cash provided by operating activities in 2001 was $15.1 million.  This was primarily the result of $11.1 million of net income, non-cash adjustments for depreciation and amortization of $5.9 million, decrease in inventories, accrued and other liabilities and refundable income taxes of $5.5, $2.3 and $2.1 million, respectively; offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $9.0 million.  The decrease in inventories resulted from improved inventory management and a decreased demand in the Tubular Products segment of the business.  The increase in cost and estimated earnings in excess of billings on uncompleted contracts was primarily attributable to the long cash cycle and increased production in the Water Transmission segment.

Net cash used in investing activities in 2001 was $13.3 million, which primarily resulted from expenditures related to additions of property and equipment.  Capital expenditures are expected to be between $8.0 and $9.0 million in 2002.

Net cash used for financing activities in 2001 was $2.2 million, which primarily resulted from the sale-leasebacks of certain manufacturing equipment for $51.7 million offset by net payments under the Company’s credit agreement and long-term debt of $46.2 and $7.1 million respectively.  On May 30, 2001 the Company completed refinancing certain portions of its credit agreements.

The Company had the following significant components of debt at December 31, 2001: a $30 million credit agreement under which $2.0 million was outstanding; $5.7 million of Series A Senior Notes; $30.0 million of Series B Senior Notes; $30.0 million of Senior Notes; an Industrial Development Bond of $2.3 million; and capital lease obligations of $2.9 million.

The credit agreement expires on June 30, 2003, and is without collateral.  It bears interest at rates related to IBOR or LIBOR plus 1.00% to 2.00% (3.38% at December 31, 2001), or at prime less 0.5% (4.25% at December 31, 2001).  At December 31, 2001, the Company had $5.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 4.50%, $2.4 million bearing interest at 4.25%, partially offset by $5.4 million in cash receipts that had not been applied to the loan balance and additional net borrowing capacity under the line of credit of $28.0 million.

The Senior Notes in the principal amount of $30.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid semi-annually on May 15 and November 15.  The Series A Senior Notes in the principal amount of $5.7 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid semi-annually on April 1 and October 1.  The Series B Senior Notes in the principal amount of $30 million mature on April 1, 2008 and require annual payments of $4.3 million beginning April 1, 2002 plus interest at 6.91% paid semi-annually on April 1 and October 1.  The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) are all unsecured.

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest.  The interest rate on the Industrial Development Bond is variable.  It was 1.5% as of December 31, 2001 as compared to 5.0% on December 31, 2000.  The Bonds are collateralized by property and equipment of the Company and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a new company-wide enterprise resource planning system and other equipment.  The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2001 are $3.3 million and $2.9 million, respectively.  The aggregated interest rate on the capital leases is 8.7%.

The Company has operating leases with respect to certain manufacturing equipment that requires us to pay property taxes, insurance and maintenance. Under the terms of the operating leases we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with the Company’s other debt instruments already in place, and a new operating line of credit, best meet the Company’s near term financing and operating capital requirements compared to other available options.

Upon termination or expiration of the operating leases, the Company must either purchase the equipment from the lessor at a predetermined amount that does not constitute a bargain purchase, return the equipment to the lessor, or renew the lease arrangement. If the equipment is returned to the lessor, the Company has agreed to pay the lessor an amount up to the difference between the purchase amount and the residual value guarantee.    The majority of the operating leases contain the same covenants as the Company’s credit agreement as discussed below.

The following table sets forth the Company’s commitments under the terms of its debt obligations and operating leases:

	2002	2003	2004	2005	Thereafter
Credit Agreement	$—	$2,041	$—	$—	$—
The Notes	10,964	10,964	10,964	10,964	24,108
Industrial Development Bond	250	250	250	250	1,250
Capital Leases	1,082	1,082	936	195	—
Operating Leases	12,925	12,378	10,418	8,482	6,705
Total Obligations	$25,221	$26,715	$22,568	$19,891	$32,063

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets.  A failure by the Company to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions.  At December 31, 2001, the Company was in compliance with all covenants specified in its debt agreements.

Our working capital requirements have stabilized due to an increase in the Company’s Water Transmission business, which is characterized by lengthy production periods and extended payment cycles, being offset by a decrease in Tubular Product sales.  The extended payment cycle of the Water Transmission business significantly affects our working capital requirements. As the Water Transmission segment business volume increases, working capital requirements increase to fund the raw material, work-in-process and finished product awaiting shipment.  This increase in inventory is required because the installation contractor is able to install pipe faster than we can produce the product.  To meet the delivery dates, we are required to build a surge pile of finished products. The Company experienced a significant increase in the Water Transmission business beginning in the second quarter of 2001.  As the volume of the Water Transmission segment levels out or decreases, working capital requirements decrease as the finished product is shipped, invoiced and the receivables collected are greater than the amount necessary to fund current raw material and work-in-process requirements.

Recent business failures, the general downturn in the economy and increased conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and funds available under the credit agreement to make required principal payments under the Notes during 2002. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months.  To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital and operating leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion.  Any such transactions, if consummated, may use a portion of the Company’s working capital or necessitate additional bank borrowings.

Recent Accounting Pronouncements.  On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.  The Company is in the process of evaluating the effect of SFAS 144 on its financial statements. We do not expect that SFAS 144 will have a significant impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill will no longer be amortized.  Goodwill amortization for 2001 was $593,000.  SFAS No. 142 requires companies to review annually or more frequently if impairment indicators arise for impairment.  The Company completed its initial impairment review required by SFAS 142 and believes that no material impairment of goodwill exists at December 31, 2001.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

Risk Factors

Following are the key risk factors that have affected the Company’s net sales and net income in the past and could materially impact the Company’s future net sales and net income:

Reliance on Public Water Transmission Projects and Nature of Demand.  A substantial portion of our Water Transmission revenue is derived from sales to installation contractors for public water transmission projects. As such, our sales could be adversely impacted by declines in the number of projects planned by public water agencies, governmental spending cuts, general budgetary constraints, obtaining necessary permits or the inability of governmental entities to issue debt. No assurance can be given that the number of public water transmission projects will not decline.

Project Delays.  Projects in our Water Transmission business are generally announced by the public water agencies constructing such projects well in advance of the bidding and construction process.  It is not unusual for projects to be delayed or rescheduled. Projects have been rescheduled in the past for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other governmental regulations and additional time required to acquire rights-of-way or property rights. No assurance can be given that projects on which we intend to bid will bid on time or be rescheduled for timeframes that allow the Company to bid competitively.

Fluctuations in Quarterly Results and Cyclicality.  Our net sales and net income may fluctuate significantly from quarter to quarter due to the size and schedule for deliveries of certain Water Transmission orders, the seasonality of our Tubular Products business, and fluctuations in the cost of raw material. We have experienced such fluctuations in the past and may experience such fluctuations in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Our business is subject to cyclical fluctuations based on general economic conditions and the economic conditions of the specific industries served. Future economic downturns could have a material adverse effect on our business, financial condition and results of operations.

Service of Debt.  We have financed our operations through cash flows from operations and available borrowings.  The debt we have incurred could have important consequences to the shareholders, including: (i) our ability to obtain additional financing for working capital or other purposes in the future may be limited; (ii) a portion of our cash flow from operations and funds available under our credit agreement will be dedicated to the payment of the principal and interest on our indebtedness, thereby reducing funds available for operations; and (iii) certain of our borrowings will be at variable rates of interest which could cause us to be vulnerable to increases in interest rates.  Our ability to make scheduled payments of the principal of, premium, if any, or interest on, or to refinance, our indebtedness will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond our control.

Competition.  We face significant competition. There are many competitors in the Tubular Products business segment and price is often a prime consideration for purchase of our products. Orders in the Water Transmission business are competitively bid and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Some of our competitors may have greater financial, technical and marketing resources than we do. No assurance can be given that we will be able to compete successfully against our current competitors or those existing or new competitors will not expand or establish new facilities within our market areas.

Competition from Imports.  The level of imports of tubular products affects the domestic tubular products market, which has varied significantly over time. High levels of imports may reduce the volume sold by domestic producers and depress selling prices of tubular products. The Company believes that import levels are affected by, among other things, overall worldwide demand for tubular products, the trade practices of and government subsidies to foreign producers and the presence and absence of governmentally imposed trade restrictions in the United States. Increased imports of tubular products in the United States and Canada could adversely effect the Company’s business, financial condition and results of operations.

On March 5, 2002, the President of the United States announced a tariffs-and-quota plan (“the Plan”), which takes effect March 20, 2002.  The Plan is effective for three years, requires a review in eighteen months and could be amended if the steel industry’s financial situation changes over the three-year period.  The Plan includes a one-year, thirty-percent tariff on hot-rolled steel which is the primary raw material used by the Company and a fifteen-percent tariff on imported circular welded products, many of which compete with certain of the products that the Tubular Products segment sells. On the next two anniversary dates of the Plan, the hot-rolled steel tariff will decrease six percent each year, while the tubular products tariff will decrease three percent each year.  The Plan is expected to impact the availability of and cause an increase in the cost of hot-rolled steel.  We do not have long term supply contracts in place that would protect us from such price increases.  The Plan may also increase the demand and prices for our products.

The Plan is being reviewed by the World Trade Organization (“WTO”). The WTO may initiate programs that may limit certain provisions of the Plan.  It is possible that foreign companies affected by the Plan will begin to shift their production from raw steel to tubular products, thus increasing competition in this sector.  Finally, the Plan may encourage foreign producers and manufacturers to sell raw steel and tubular products at low prices to our competitors in countries not affected by the Plan.  These competitors could then sell products into our markets at low prices.

Competition from Competitive Products.  Water transmission pipe is manufactured from steel, concrete or ductile iron, with each pipe material having advantages and disadvantages. Since ductile iron is generally limited in diameter due to its manufacturing process, concrete and steel are more common materials for larger diameter water transmission pipelines.  The public agencies and engineers who determine the specifications for water transmission projects analyze these pipe materials for suitability for each project. Individual project circumstances normally dictate the preferred material.

If we experience cost increases in raw material, labor and overhead specific to our industry or the location of our facilities, while competing products or companies do not experience similar changes, we could experience a change in the demand, price and profitability of our products.

Fluctuations in Steel Prices and Availability.  Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Historically, we have sought to recover increases in steel prices through price increases in our products. There can be no assurance that steel prices will not increase or that we will be successful in implementing related price increases on our products. Any increase in steel prices that is not offset by increases in the Company’s prices could have an adverse effect on our business, financial condition and results of operations.

Product Liability.  The manufacturing and use of steel pipe involves a variety of risks. Certain losses may result or be alleged to result from defects in the Company’s products, thereby subjecting the Company to claims for damages, including consequential damages. The Company warrants its products to be free of certain defects. The Company maintains insurance coverage against potential product liability claims in the amount of $52 million, which it believes to be adequate. However, there can be no assurance that product liability claims exceeding the Company’s insurance coverage will not be experienced in the future or that the Company will be able to maintain such insurance with adequate coverage levels.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company uses derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received.  These instruments are not used for trading or for speculative purposes.  The Company has entered into a Foreign Exchange Agreement (“Agreement”) for $1.8 million.  The Agreement guarantees that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected.  As of December 31, 2001, $1.0 million was still open and the Agreement was completed on March 6, 2002.  The Company believes its current risk exposure to the exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt.  The debt subject to change in interest rates are its $30.0 million revolving credit line ($2.0 million outstanding as of December 31, 2001) and an Industrial Revenue Bond ($2.3 million outstanding as of December 31, 2001).  The Company believes its current risk exposure to interest rate movements to be immaterial.  Information required by this item is set forth in Notes 1, 7 and 8 of the Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-20.  The financial statement schedule required by this item is included on page S-1.  The information required by this item is included under the caption Quarterly Data, in Note 16 of the Notes to Consolidated Financial Statements as listed in Item 14 of Part IV of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Information as to Nominees and Continuing Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8–K

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

3.1

Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1
4.1

Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999

10.2	1986 Incentive Stock Option Plan, incorporated by reference to Exhibits to the S-1*
10.3	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*
10.4	Loan Agreement dated May 1, 1990 between the Company and California Statewide Communities Development Authority, incorporated by reference to Exhibits to the S-1
10.5	Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998
10.6

Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle,  Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities  and Exchange Commission on March 20, 1998

10.7

Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.8

1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1999 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 9, 1999 *

10.9

Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 *

10.10

Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 *

10.11

Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 4, 2000

10.12

Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

*This exhibit constitutes a management contract or compensatory plan or arrangement.

Exhibit Number
Description
10.13

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000

10.14

General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.15

Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001 *

10.16

Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001

10.17

Credit Agreement with Wells Fargo Bank, National Association, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.18

General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

21	Subsidiaries of the Registrant, filed herewith
23	Consent of PricewaterhouseCoopers LLP, filed herewith

*This exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8–K

       No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2002.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM
Brian W. Dunham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 23rd day of March 2002.

Signature	Title

/s/ WILLIAM R. TAGMYER	Director and Chairman of the Board
William R. Tagmyer

/s/ BRIAN W. DUNHAM	Director, President and Chief Executive Officer
Brian W. Dunham

/s/ JOHN D. MURAKAMI	Vice President and Chief Financial Officer
John D. Murakami	(Principal Financial Officer)

/s/ WAYNE B. KINGSLEY	Director
Wayne B. Kingsley

/s/ NEIL R. THORNTON	Director
Neil R. Thornton

/s/ VERN B. RYLES, JR.	Director
Vern B. Ryles, Jr.

/s/ WARREN K KEARNS	Director
Warren K. Kearns

/s/ MICHAEL C. FRANSON	Director
Michael C. Franson

Report of Independent Accountants

To the Board of Directors and

Shareholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon

February 18, 2002

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Net sales	$276,473	$281,409	$240,307
Cost of sales	225,071	232,192	191,403
Gross profit	51,402	49,217	48,904

Selling, general and administrative expense	25,116	21,436	18,790
Operating income	26,286	27,781	30,114

Interest expense, net	7,989	10,120	8,065
Income before income taxes	18,297	17,661	22,049

Provision for income taxes	7,186	6,970	8,764
Net income	$11,111	$10,691	$13,285

Basic earnings per share	$1.71	$1.65	$2.06
Diluted earnings per share	$1.67	$1.62	$2.01

Shares used in per share calculations:
Basic	6,507	6,472	6,452
Diluted	6,647	6,608	6,611

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Net Income	$11,111	$10,691	$13,285

Other Comprehensive
Income (Loss):
Minimum pension liability	(921)	(217)	56
Comprehensive Income	$10,190	$10,474	$13,341

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$71	$353
Trade receivables, less allowance for doubtful accounts of $573 and $650	53,135	53,073
Costs and estimated earnings in excess of billings on uncompleted contracts	56,235	47,250
Inventories	54,499	60,028
Refundable income taxes	—	2,129
Deferred income taxes	1,980	1,489
Prepaid expenses and other	2,841	2,183
Total current assets	168,761	166,505
Property and equipment, net	71,223	90,996
Goodwill, net	21,451	22,044
Restricted assets	2,300	2,300
Other assets	2,847	1,312
Total assets	$266,582	$283,157
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$2,041	$48,200
Current portion of long-term debt	10,964	7,124
Current portion of capital lease obligations	868	820
Accounts payable	28,121	28,055
Accrued liabilities	8,494	6,546
Total current liabilities	50,488	90,745
Long-term debt, less current portion	57,000	67,964
Capital lease obligations, less current portion	2,009	2,878
Deferred income taxes	13,204	13,504
Deferred gain on sale of fixed assets	24,103	—
Pension and other benefits	1,533	217
Total liabilities	148,337	175,308

Commitments and contingencies (Notes 9 and 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or
outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,517,997 and
6,498,081 shares issued and outstanding	65	65
Additional paid-in-capital	39,373	39,167
Retained earnings	79,945	68,834
Accumulated other comprehensive loss:
Minimum pension liability	(1,138)	(217)
Total stockholders’ equity	118,245	107,849
Total liabilities and stockholders’ equity	$266,582	$283,157

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
	(Dollar amounts in thousands)

Balances, December 31, 1998	6,447,516	$64	$38,849	$44,858	$(56)	$83,715
Net income				13,285		13,285
Issuance of common stock under stock option plans	4,219		14			14
Issuance of common stock under employee stock purchase plan	8,195		94			94
Minimum pension liability adjustment					56	56
Tax benefit of stock options exercised			5			5
Balances, December 31, 1999	6,459,930	64	38,962	58,143	—	97,169
Net income				10,691		10,691
Issuance of common stock under stock option plans	19,969		19			19
Issuance of common stock under employee stock purchase plan	18,182	1	180			181
Minimum pension liability adjustment					(217)	(217)
Tax benefit of stock options exercised			6			6
Balances, December 31, 2000	6,498,081	65	39,167	68,834	(217)	107,849
Net income				11,111		11,111
Issuance of common stock under stock option plans	4,546		52			52
Issuance of common stock under employee stock purchase plan	15,370		150			150
Minimum pension liability adjustment					(921)	(921)
Tax benefit of stock options exercised			4			4
Balances, December 31, 2001	6,517,997	$65	$39,373	$79,945	$(1,138)	$118,245

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Dollar amounts in thousands)
Cash Flows From Operating Activities:
Net income	$11,111	$10,691	$13,285
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	5,918	7,280	5,090
Deferred income taxes	(791)	4,543	1,228
Gain on sale of property and equipment	(1,462)	(559)	(632)
Tax benefit of nonqualified stock options exercised	4	6	5
Changes in current assets and liabilities:
Trade receivables, net	(62)	(5,139)	(3,776)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,985)	(24,861)	882
Inventories	5,529	(15,666)	6,192
Refundable income taxes	2,129	115	849
Prepaid expenses and other	(658)	39	(449)
Accounts payable	66	10,497	(6,865)
Accrued and other liabilities	2,343	1,568	(604)
Net cash provided by (used in) operating activities	15,142	(11,486)	15,205
Cash Flows From Investing Activities:
Additions to property and equipment	(12,182)	(10,976)	(14,153)
Proceeds from sale of property and equipment	260	691	687
Acquisitions, net of cash acquired	—	—	(4,413)
Other assets	(1,344)	(885)	(15)
Net cash used in investing activities	(13,266)	(11,170)	(17,894)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	202	200	108
Payments on long-term debt	(7,124)	(2,124)	(788)
Net (payments) proceeds under notes payable	(46,159)	8,200	3,591
Proceeds of sale-leaseback	51,744	14,446	—
Borrowings from capital lease obligations	—	2,015	2,413
Payments on capital lease obligations	(821)	(697)	(2,190)
Net cash provided by (used in) financing activities	(2,158)	22,040	3,134
Net increase (decrease) in cash and cash equivalents	(282)	(616)	445
Cash and cash equivalents, beginning of period	353	969	524
Cash and cash equivalents, end of period	$71	$353	$969

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$8,585	$9,930	$6,968
Cash paid during the period for income taxes	3,614	3,074	7,164

Acquisitions:
Fair value of assets acquired	$—	$—	$8,692
Fair value of liabilities assumed	—	—	4,279

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share and per share amounts)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the “Company”).  All significant inter-company balances have been eliminated.  The Company manufactures Water Transmission products in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities.  Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

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

Property and Equipment

Property and equipment, including land, buildings and equipment under capital leases, are stated at cost.  Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized.  Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets.  Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations.  The Company leases equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives.

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	20 years
Buildings	30 years
Equipment	5-18 years
Equipment under capital leases	5 years

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.  Net goodwill was $21.5 million and $22.0 million at December 31, 2001 and 2000, respectively.  Goodwill was amortized on the straight-line method over 40 years.  Amortization charged to operations was $593 for 2001 and 2000.  With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill will no longer be amortized.  SFAS No. 142 requires companies to review annually or more frequently if impairment indicators arise for impairment.  Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2001.

Revenue Recognition

Revenue from construction contracts in the Company’s Water Transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract.  Estimated total costs are reviewed monthly and updated by project management and operations personnel for all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to analyze the estimated total cost of the project.  All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than one percent are reviewed by senior management personnel.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known.  Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Revenue from the Company’s Tubular Products segment is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period.  Incremental shares of 140,296, 135,738 and 159,288 for the years ended December 31, 2001, 2000, 1999, respectively, were used in the calculations of diluted earnings per share.  Options to purchase 424,017 shares of common stock at prices of $14.563 to $22.875 per share were outstanding during 2001, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables.  Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base.  No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2001 and 2000.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments and contract disputes. At least monthly, the Company reviews past due balances to identify the reasons for non-payment.  If the past due amount results from a specific water transmission project, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available.  A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company believes the reported allowances at December 31, 2001, are adequate.  If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

Fair Value of Financial Instruments

The fair values of financial instruments are the amounts at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, trade receivables, other current assets and current liabilities approximate fair value because of the short maturity for these instruments.  The fair value approximates the carrying value of the Company’s borrowings under its long-term arrangements based upon interest rates available for the same or similar loans.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment when circumstances indicate that the carrying amount may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time.  On an on-going basis, the Company evaluates its estimates related to revenue recognition and doubtful account allowances.  Actual results could differ from those estimates under different assumptions or conditions.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of Emerging Issues Task Force Consensus on Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services. Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.  The Company is in the process of evaluating the effect of SFAS 144 on its financial statements. Although it is not expected to have a significant impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill will no longer be amortized. Goodwill amortization for 2001 was $593,000.  SFAS No. 142 requires companies to review annually or more frequently if impairment indicators arise for impairment.  The Company completed its initial impairment review required by SFAS 142 and believes that no impairment of goodwill exists at December 31, 2001.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

2.      ACQUISITIONS:

In June 1999, the Company acquired all of the outstanding common stock of North American Pipe, Inc. of Saginaw, Texas (“Saginaw”).  Saginaw operates two facilities, which produce custom fabricated piping assemblies.  The purchase price of $4.5 million has been allocated to the underlying assets and liabilities, including certain debt, of Saginaw.

The above acquisition was accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired based upon the relative fair value of assets acquired.  The accompanying consolidated financial statements include the results of operations from the dates of acquisition.  The pro forma net sales and results of operation for the acquisition, had the acquisition occurred at the beginning of 1999, are not significant, and accordingly, have not been provided.

3.      COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2001	2000
Costs incurred on uncompleted contracts	$164,237	$129,091
Estimated earnings	55,290	39,468
	219,527	168,559
Less billings to date	(163,292)	(121,309)
	$56,235	$47,250

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts.  These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

4.      INVENTORIES:

	December 31,
	2001	2000
Finished goods	$32,273	$35,417
Raw materials	20,189	22,070
Materials and supplies	2,037	2,541
	$54,499	$60,028

5.      PROPERTY AND EQUIPMENT:

	December 31,
	2001	2000
Land and improvements	$15,708	$13,706
Buildings	29,076	28,522
Equipment	43,322	76,872
Equipment under capital leases	4,427	4,427
Construction in progress	4,204	3,228
	96,737	126,755
Less accumulated depreciation and amortization	(25,514)	(35,759)
Property and equipment, net	$71,223	$90,996

Depreciation expense was $5,325 and $6,687 for the years ended December 31, 2001 and 2000, respectively.  Accumulated amortization associated with property and equipment under capital leases was $701 and $285 at December 31, 2001 and 2000, respectively.

6.      GOODWILL:

	December 31,
	2001	2000
Goodwill	$23,717	$23,717
Less accumulated amortization	(2,266)	(1,673)
Goodwill, net	$21,451	$22,044

7.      NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2001, the Company had a $30.0 million line of credit agreement, under which $2.0 million was outstanding.  This resulted from $5.0 million bearing interest at a weighted average IBOR interest rate of 4.50%, $2.4 million bearing interest at 4.25%, partially offset by $5.4 million of cash receipts that had not been applied to the line of credit.  At December 31, 2001, the Company had additional net borrowing capacity under the line of credit of $28.0 million.  The credit agreement expires on June 30, 2003 and is without collateral.  It bears interest at rates related to IBOR or LIBOR plus 1.00% to 2.00% (3.38% at December 31, 2001), or at prime less 0.5% (4.25% at December 31, 2001).  The line of credit agreement contains the following covenants; minimum net profit before tax plus interest (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio, maximum funded debt to EBITDA, minimum tangible net worth and ratio of unsecured funded debt to asset coverage. At December 31, 2001, the Company was in compliance with all covenants specified in the line of credit agreement, as amended.

8.      LONG-TERM DEBT:

	December 31,
	2001	2000
Industrial Development Bond, maturing on April 15, 2010, issued in accordance with Internal Revenue Code Section 144(a), variable interest (1.50% at December 31, 2001 and 5.00% at December 31, 2000) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed by an irrevocable letter of credit from a bank	$2,250	$2,500

Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million beginning November 15, 2001, plus interest at 6.87% paid semi-annually, on May 15 and November 15, without collateral	30,000	35,000

Series A Senior Notes, maturing on April 1, 2005, due in annual payments of $1.4 million beginning April 1, 1999, plus interest at 6.63% paid semi-annually, on April 1 and October 1, without collateral	5,714	7,143

Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million beginning April 1, 2002, plus interest at 6.91% paid semi-annually, on April 1 and October 1, without collateral	30,000	30,000

Other	—	445

Total long-term debt	$67,964	$75,088

Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$10,964	$7,124
Long-term debt, less current portion	57,000	67,964
	$67,964	$75,088

The Company is required to maintain certain financial ratios under its long-term debt agreements.  As of December 31, 2001, the most restrictive of these was a requirement to maintain consolidated indebtedness at or below 58% of consolidated total capitalization.  At December 31, 2001, the Company was in compliance with all financial ratios specified in its long-term debt agreements.

Future principal payments are as follows:

2002	$10,964
2003	10,964
2004	10,964
2005	10,964
2006	9,536
Thereafter	14,572
$67,964

Interest expense was $7,989, net of amounts capitalized of $50 in 2001. Interest expense was $10,120, net of amounts capitalized of $100 in 2000.  Interest expense was $8,065, net of amounts capitalized of $163, in 1999.

9.      LEASES:

Capital Leases

The Company leases certain hardware and software related to a new company-wide enterprise resource planning system and other equipment.  The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2001 are as follows:

2002	$1,082
2003	1,082
2004	936
2005	195
Total minimum lease payments	3,295
Less - Amount representing interest	418
Present value of minimum lease payments with interest rates of 8.70%	2,877
Current portion of capital lease	868
Capital lease obligation, less current portion	$2,009

Operating Leases

The Company has entered into various equipment leases with terms of seven years or less.  Total rental expense for 2001, 2000 and 1999 was $9,008, $1,886 and $868, respectively.  Future minimum payments for operating leases with initial or remaining terms in excess of one year are:

2002	$12,925
2003	12,378
2004	10,418
2005	8,482
2006	4,884
Thereafter	1,821
$50,908

On September 26, 2000, the Company completed a sale-leaseback of certain manufacturing equipment for $14.4 million.  The length of the lease is eighty-four months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

On June 29, 2001, the Company completed a sale-leaseback of certain manufacturing equipment for $49.8 million.  The length of the leases are sixty months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

Rental expense is recorded on a straight-line basis over the basic term of the lease.  The Company recognized a deferred gain of $25.5 million as a result of the sale-leaseback transactions.  The deferred gain that will be amortized over the lease term is limited by the guaranteed residual amount.

The Company completed the above sale-leaseback transactions of existing machinery and equipment and completed $1.9 million on 2001 capital projects.  Under the terms of the operating leases we sold the equipment to an unrelated third party who then leased the equipment to us.  These leases, along with the Company’s other debt instruments already in place, and a new operating line of credit, best meet the Company’s near term financing and operating capital requirements compared to other available options.  The Company continues to evaluate the use of additional operating leases and other financial instruments to meet its financing strategies, if such sources are available on satisfactory terms.

10.    RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of employee contributions to the plan, subject to certain limitations.  The defined contribution retirement plan offers ten investment options and does not include provisions to invest in or have the Company match in Company stock.  The Company has a non-qualified retirement savings plan that covers the officers and selected highly compensated employees.  The non-qualified plan matches up to 50% of employee contributions to the plan, subject to certain limitations and provides a Company funded program for the officers that establish a retirement target fund.  The Company also has two noncontributory defined benefit plans, which are frozen and in the process of being terminated.  Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula.  The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan.  Total expense for all retirement plans in 2001, 2000 and 1999 was $925, $660 and $513, respectively.

11.    STOCK-BASED COMPENSATION PLANS:

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “ESPP”), which allows employees of the Company to purchase shares of the Company’s common stock through accumulated payroll deductions.  Participating employees may elect to contribute up to 10% of their eligible compensation, subject to certain limitations, during each pay period to the ESPP.  The ESPP provides for two semi-annual offering periods beginning May 1 and November 1 of each year.  Participant funds are accumulated during the offering period and used to automatically purchase shares of the Company’s common stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date.  The Company has made 300,000 shares of common stock available for sale under the ESPP and had issued 41,747 shares as of December 31, 2001.

Stock Option Plans

The Company has two stock option plans for employees and directors.  The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price, which is 100 percent of the fair value of the Company’s stock on the date of grant.  The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price, which is not less than 100 percent of the fair value on the grant date.  The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options.  Options terminate 10 years from the date of grant.  There were 1,055,860, 1,060,406 and 780,375 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2001, 2000 and 1999 respectively.

A summary of status of the Company’s stock options as of December 31, 2001, 2000 and 1999 and changes during the year ended on those dates is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 1998	484,134	$12.67
Options granted	176,573	14.74
Options exercised	(4,219)	3.24
Options canceled	(5,697)	16.02
Balance, December 31, 1999	650,791	13.27
Options granted	178,251	13.56
Options exercised	(19,969)	0.98
Options canceled	(7,053)	16.28
Balance, December 31, 2000	802,020	13.61
Options granted	181,449	13.91
Options exercised	(4,546)	11.44
Options canceled	(15,946)	17.38
Balance, December 31, 2001	962,977	$13.62

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$1.00 - $4.78	176,798	2.96	$3.76	176,798	$3.76
$10.63 - $13.56	188,883	8.14	13.41	75,623	13.18
$14.00 - $14.56	184,449	9.28	14.02	37,403	14.12
$14.75 - $17.13	171,669	6.94	14.91	104,354	15.01
$18.75 - $22.88	241,178	5.56	19.77	214,606	19.67
	962,977			608,784

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2001, 2000 and 1999, respectively: 608,784 at $13.10, 473,904 at $12.36 and 373,259 at $10.78.

In accordance with SFAS 123 “Accounting for Stock Based Compensation”, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.  The fair value of options granted in 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.93%	6.69%	4.91%-5.44%
Expected dividend yield	0%	0%	0%
Expected volatility	45.91%	32.38%	30.73%
Expected lives	five years	five years	five years

The weighted average grant date fair value of options granted during 2001, 2000 and 1999 was $6.48, $3.85 and $5.67, respectively.  The weighted average purchase price and weighted average fair value of shares issued under the ESPP in 2001 were $9.79 and $11.51, respectively.

Had the Company used the fair value methodology for determining compensation expense, the Company’s net income and earnings per share would approximate the pro forma amounts below (in thousands except per share data):

	Year Ended December 31,
	2001	2000	1999
Net income - as reported	$11,111	$10,691	$13,285
Net income - pro forma	10,649	10,420	12,887
Diluted earnings per share - as reported	1.67	1.62	2.01
Diluted earnings per share - pro forma	1.60	1.58	1.95

12.    SHAREHOLDER RIGHTS PLAN:

In June 1999, the Board of Directors adopted a Shareholder Rights Plan (the “Plan”) designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquirer, and reserved 150,000 shares of Series A Junior Participating Preferred Stock (“Preferred Stock”) for purposes of the Plan.  In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) per share of common stock, payable to shareholders of record on July 9, 2000.  Each right represents the right to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00, subject to adjustment.  The Rights will be exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company’s outstanding shares of common stock.  Subject to the terms of the Plan and upon the occurrence of certain events, each Right would entitle the holder to purchase common stock of the Company, or of an acquiring company in certain circumstances, having a market value equal to two times the exercise price of the Right.  The Company may redeem the Rights at a price of $0.01 per Right under certain circumstances.

13.    COMMITMENTS AND CONTINGENCIES:

Litigation

The Company, and others, are defendants in a suit in the United States District Court for the Northern District of California in July 2000.  The plaintiff has alleged that it represents a class of plaintiffs who purchased certain sprinkler pipe products manufactured primarily by a predecessor of the Company during the 1990s.  The complaint alleges the products purchased were defective and seeks certification of the proposed class, disgorgement by the Company of profits from the sale of the allegedly defective products and/or full restitution to the members of the class, repair or replacement of the allegedly defective products, damages in an amount to be proved at trial, punitive damages and attorneys' fees and costs.  No specific amount of damages has been stated, and we are unable to estimate the amount of damages, if any, at the present time.  A class certification hearing has been scheduled for April 2002, and a trial date has been scheduled for December 2002.  The Company generally maintains insurance coverage against potential claims.  The Company believes it has meritorious defenses against the above claims and intends to vigorously contest them.  We do not know when or on what basis this matter will be resolved.

From time to time, the Company is involved in other litigation and legal matters that are defended and handled in the normal course of business.  The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate.  Management believes that it is not presently a party to any such litigation,the outcome of which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Commitments

As of December 31, 2001, the Company had outstanding raw material purchase commitments of approximately $10.9 million.

14.    INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$6,762	$1,678	$6,845
State	1,215	749	1,092
Deferred:
Federal	(710)	4,077	742
State	(81)	466	85
	$7,186	$6,970	$8,764

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

	Year Ended December 31,
	2001	2000	1999
Provision at statutory rate	$6,405	$6,181	$7,717
State provision, net of federal benefit	688	569	766
Other	93	220	281
	$7,186	$6,970	$8,764

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2001	2000
Deferred tax assets:
Trade receivables, net	$224	$35
Accrued employee benefits	749	760
Inventories	871	558
Net operating loss carryforwards	1,222	1,358
Total deferred tax assets	3,066	2,711

Deferred tax liabilities:
Property and equipment	(14,290)	(14,726)
Total deferred tax liabilities	(14,290)	(14,726)

Net deferred tax liabilities	$(11,224)	$(12,015)

	December 31,
	2001	2000
Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
Deferred tax assets -current	$1,980	$1,489
Deferred tax liabilities - noncurrent	(13,204)	(13,504)
Net deferred tax liabilities	$(11,224)	$(12,015)

As of December 31, 2001, the Company had approximately $3.1 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $348,000 per year during the 15 year carryforward period which expires in 2010.

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

The Company’s Water Transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission.  Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high-pressure water transmission pipelines in the United States and Canada.  Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia and Saginaw, Texas facilities and are sold primarily to public water agencies either directly or through an installation contractor.

The Company’s Tubular Products segment manufactures and markets smaller diameter, electric resistance welded steel pipe for use in a wide range of construction, agricultural, energy and industrial applications.  Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.  Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States and Canada.

Based on the location of the customer, the Company sold products only in the United States and Canada.  As of December 31, 2001, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2001	2000	1999
Net sales:
Water transmission	$180,295	$155,054	$137,418
Tubular products	96,178	126,355	102,889
Total	$276,473	$281,409	$240,307

Gross profit:
Water transmission	$43,077	$33,486	$32,348
Tubular products	8,325	15,731	16,556
Total	$51,402	$49,217	$48,904

Interest expense, net:
Water transmission	$4,296	$4,286	$3,056
Tubular products	3,693	5,834	5,009
Total	$7,989	$10,120	$8,065

Depreciation and amortization of Property and Equipment:
Water transmission	$2,811	$3,255	$2,587
Tubular products	1,592	2,903	1,750
Total	4,403	6,158	4,337
Corporate	922	529	167
Total	$5,325	$6,687	$4,504

Amortization of intangible assets:
Water transmission	$—	$—	$—
Tubular products	593	593	586
Total	$593	$593	$586

Capital expenditures:
Water transmission	$5,778	$3,319	$5,673
Tubular products	5,654	5,540	2,948
Total	11,432	8,859	8,621
Corporate	750	2,117	5,532
Total	$12,182	$10,976	$14,153

Net sales by geographic area:
United States	$266,561	$269,344	$232,663
Canada	9,912	12,065	7,644
Total	$276,473	$281,409	$240,307

	Year Ended December 31,
	2001	2000
Total Assets:
Water transmission	$153,238	$146,039
Tubular products	99,935	123,410
Total	253,173	269,449
Corporate	13,409	13,708
Total	$266,582	$283,157

No one customer represented more than 10% of total sales in 2001, 2000 or 1999.

16.    QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2001 and 2000 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Net sales:
Water transmission	$37,269	$47,922	$47,240	$47,864
Tubular products	26,277	27,213	23,625	19,063
Total net sales	$63,546	$75,135	$70,865	$66,927

Gross profit:
Water transmission	$9,165	$11,285	$11,620	$11,007
Tubular products	2,723	2,891	2,244	467
Total gross profit	$11,888	$14,176	$13,864	$11,474

Net income	$2,256	$3,140	$3,411	$2,304

Earnings per share:
Basic	$0.35	$0.48	$0.52	$0.35
Diluted	$0.34	$0.47	$0.51	$0.35

2000
Net sales:
Water transmission	$31,498	$36,184	$42,311	$45,061
Tubular products	32,493	33,306	33,675	26,881
Total net sales	$63,991	$69,490	$75,986	$71,942

Gross profit:
Water transmission	$5,753	$8,291	$8,942	$10,500
Tubular products	5,715	4,525	3,565	1,926
Total gross profit	$11,468	$12,816	$12,507	$12,426

Net income	$2,361	$3,065	$2,641	$2,624

Earnings per share:
Basic	$0.37	$0.47	$0.41	$0.40
Diluted	$0.36	$0.46	$0.40	$0.40

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
	(Dollars in thousands)
Year ended December 31, 2001:
Allowance for doubtful trade receivables	$650	$1,095	$1,172	$573

Year ended December 31, 2000:
Allowance for doubtful trade receivables	$1,896	$835	$2,081	$650

Year ended December 31, 1999:
Allowance for doubtful trade receivables	$1,046	$1,654	$804	$1,896

S-1

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Northwest Pipe Company

Our audits of the consolidated financial statements referred to in our report dated February 18, 2002 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon

February 18, 2002

S-2