Form 10-Q
period 2002-03-31
NORTHWEST PIPE CO
filed 2002-05-07
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

____________________

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

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

Common Stock, par value $.01 per share	6,547,226
(Class)	(Shares outstanding at May 3, 2002)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	March 31	December 31,
	2002	2001
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$48	$71
Trade receivables, less allowance for doubtful accounts
of $618 and $573	54,085	53,135
Costs and estimated earnings in excess of billings on
uncompleted contracts	52,366	56,235
Inventories	54,825	54,499
Deferred income taxes	1,980	1,980
Prepaid expenses and other	2,155	2,841
Total current assets	165,459	168,761
Property and equipment less accumulated depreciation and
amortization of $26,289 and $25,514	72,564	71,223
Goodwill less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Other assets	3,111	2,847
Total assets	$264,885	$266,582
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$1,631	$2,041
Current portion of long-term debt	10,964	10,964
Current portion of capital lease obligations	841	868
Accounts payable	23,551	28,121
Accrued liabilities	10,258	8,494
Total current liabilities	47,245	50,488
Long-term debt, less current portion	57,000	57,000
Capital lease obligations, less current portion	2,214	2,009
Deferred income taxes	13,204	13,204
Deferred gain on sale of fixed assets	23,489	24,103
Pension and other benefits	1,571	1,533
Total liabilities	144,723	148,337

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized,
6,537,053 and 6,517,997 shares issued and outstanding	65	65
Additional paid-in-capital	39,451	39,373
Retained earnings	81,784	79,945
Accumulated other comprehensive loss:
Minimum pension liability	(1,138)	(1,138)
Total stockholders’ equity	120,162	118,245
Total liabilities and stockholders’ equity	$264,885	$266,582

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Net sales	$64,278	$63,546
Cost of sales	54,096	51,658
Gross profit	10,182	11,888

Selling, general and administrative expenses	5,699	5,597
Operating income	4,483	6,291

Interest expense, net	1,443	2,531
Income before income taxes	3,040	3,760

Provision for income taxes	1,201	1,504
Net income	$1,839	$2,256

Basic earnings per share	$0.28	$0.35
Diluted earnings per share	$0.27	$0.34

Shares used in per share
calculations:
Basic	6,526	6,498
Diluted	6,711	6,616

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2002	2001
Cash Flows From Operating Activities:
Net income	$1,839	$2,256
Adjustments to reconcile net income to net cash
provide by (used in) operating activities:
Depreciation and amortization	861	1,580
Gain on sale of property and equipment	(572)	—
Changes in current assets and liabilities:
Trade receivables, net	(950)	(3,416)
Costs and estimated earnings in excess of billings on
uncompleted contracts	3,869	(979)
Inventories	(326)	782
Prepaid expenses and other	686	414
Accounts payable	(4,570)	(7,307)
Accrued and other liabilities	1,802	1,716
Net cash provided by (used in) operating activities	2,639	(4,954)

Cash Flows From Investing Activities:
Additions to property and equipment	(2,305)	(2,042)
Proceeds from sale of property and equipment	62	9
Other assets	(450)	(140)
Net cash used in investing activities	(2,693)	(2,173)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	78	—
Net proceeds (payments) under notes payable from
financial institutions	(410)	8,800
Proceeds from sale-leaseback	185	—
Proceeds (payments) on capital lease obligations	178	(204)
Net cash provided by financing activities	31	8,596

Net increase (decrease) in cash and cash equivalents	(23)	1,469
Cash and cash equivalents, beginning of period	71	353
Cash and cash equivalents, end of period	$48	$1,822

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$347	$1,541
Cash paid during the period for income taxes	454	57

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2002 and 2001 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2001 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002 or any portion thereof.

2.  Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 185,011 and 117,808 for the three months ended March 31, 2002 and 2001, respectively, were used in the calculations of diluted earnings per share. Options to purchase 309,893 and 618,689 shares of common stock at prices of $17.125 to $22.875 per share and $11.500 to $22.875 per share were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

3. Inventories

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost, which approximates the first-in, first-out method of accounting.  Material and supplies, and Tubular Products raw material are stated at standard cost.  Water Transmission steel inventory is valued on a specific identification basis and coating and lining materials are stated on a moving average cost basis.  Inventories consist of the following:

	March 31,	December 31,
	2002	2001
Finished goods	$33,995	$32,273
Raw materials	18,793	20,189
Materials and supplies	2,037	2,037
	$54,825	$54,499

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

	Three months ended March 31,
	2002	2001
Net Sales:
Water Transmission	$43,324	$37,269
Tubular Products	20,954	26,277
Total	$64,278	$63,546

Gross Profit:
Water Transmission	$8,767	$9,165
Tubular Products	1,415	2,723
Total	$10,182	$11,888

5.  Operating Leases

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

The Company completed the above sale-leaseback transactions of existing machinery and equipment and $1.9 million of completed 2001 capital projects.  Under the terms of the operating leases we sold the equipment to an unrelated third party who then leased the equipment to us.

6.  Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144). SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.  The Company has completed an evaluation of the impact of  SFAS 144 on its financial statements. The Statement did not have an impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002.  SFAS No. 142 requires companies to review annually or more frequently if impairment indicators arise.  The Company completed its initial impairment review required by SFAS 142 at January 1, 2002 and believes that no impairment of goodwill exists at March 31, 2002.

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

7.              Impact of change in Accounting for Intangible Assets:

	Three months ended March 31,
	2002	2001
Net Income	$1,839	$2,256
Goodwill amortization expense, net of tax	0	89
Pro forma net income	$1,839	$2,345

Pro format earnings per share:
Basic	$0.28	$0.36
Diluted	$0.27	$0.35

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, bidding activity, the timing of customer orders and deliveries, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in the Company’s Securities and Exchange Commission filings and reports, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report.  If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

The Company’s Water Transmission products are manufactured in its Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities.  Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

The Company believes that the Tubular Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for tubular products.  Demand for Water Transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure.  Demand can vary dramatically within the Company’s market area since each population center determines its own waterworks requirements.  Construction activity, the energy market and general economic conditions influence demand for tubular products.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company’s business segments.

	Three months ended March 31,
	2002	2001
Net sales
Water Transmission	67.4%	58.6%
Tubular Products	32.6	41.4
Total net sales	100.0	100.0
Cost of sales	84.2	81.3
Gross profit	15.8	18.7
Selling, general and
administrative expense	8.8	8.8
Income from operations	7.0	9.9
Interest expense, net	2.2	4.0
Income before income taxes	4.8	5.9
Provision for income taxes	1.9	2.4
Net income	2.9%	3.5%

Gross profit as a percentage of segment net sales:
Water Transmission	20.2%	24.6%
Tubular Products	6.8	10.4

First Quarter 2002 Compared to First Quarter 2001

Net Sales. Net sales increased slightly from $63.5 million in the first quarter of 2001 to $64.3 million in the first quarter of 2002.

Water Transmission sales increased 16.2% to $43.3 million in the first quarter of 2002 from $37.3 million in the first quarter of 2001. Water Transmission sales in 2002 compared to the same period last year improved as a result of higher production resulting from the strong backlog created by the increased bidding activity that began in the first quarter of 2001.  Sales for the first quarter of 2002, however, were down from the levels of the previous three quarters.  Beginning in the second half of 2001, the Company has experienced significant delays in bidding activity, which resulted in the lowest backlog since the first quarter of 1999.  The smaller backlog led to some under utilization of capacity that affected the first quarter of 2002 results and will continue to impact the results of the second quarter of 2002.  Bidding activity has begun to improve in the second quarter of 2002 and is expected to strengthen through the remainder of the year.  This should allow the Company to improve its backlog slowly and this should lead to increased revenues in the second half of 2002.  Actual results could vary if projects are not bid as currently scheduled.

Tubular Products sales decreased 20.3% to $21.0 million in the first quarter of 2002 from $26.3 million in the first quarter of 2001.  The decrease in net sales in the first quarter over the same period last year primarily resulted from the continuing soft tubular products market that began in the second quarter of 2001.  Aggressive imports in certain product lines, reduced demand for energy products and a slowing economy were the primary reasons for the soft tubular products market.  While sales in the first quarter of 2002 were significantly lower than the same period last year, sales improved by 9.9% from the fourth quarter of 2001.    We expect the market will continue to improve for the remainder of the year as the overall economy improves.

No single customer accounted for 10% or more of total net sales in the first quarter of 2001 or 2002.

Gross Profit. Gross profit decreased 14.4% to $10.2 million (15.8% of total net sales) in the first quarter of 2002 from $11.9 million (18.7% of total net sales) in the first quarter of 2001.

The Water Transmission Group’s gross profit decreased 4.3% to $8.8 million (20.2% of segment net sales) in the first quarter of 2002 from $9.2 million (24.6% of segment net sales) in the first quarter of 2001.  The Water Transmission Group’s gross profit compared to the same period last year decreased as a result of  increased rental expense due to operating leases completed in the second quarter of 2001 and an unfavorable product mix.  Beginning in the second half of 2001, a significant number of project bid dates were delayed, which resulted in increased competition and lower margins on the projects that were bid.  The decrease in gross profit in the first quarter of 2002 from the prior year levels resulted from the product mix being comprised of these projects and the Company filling production holes, where possible, with lower margin piling work. This product mix and underutilization of capacity will continue to impact the results into the second quarter of 2002.  Bidding activity, however, has been improving in the early part of the second quarter and a significant number of the projects that were previously delayed are scheduled to bid in the next two quarters.  This should allow the Company to slowly build up its backlog, margins should improve as the number of projects bid increases and our facilities begin to operate at more optimum production levels in the second half of 2002.

The Tubular Products Group’s gross profit decreased 48.0% to $1.4 million (6.8% of segment net sales) in the first quarter of 2002 from $2.7 million (10.4% of segment net sales) in the first quarter of 2001. The Tubular Products Group’s gross profit decreased from the same period last year primarily as a result of a decline in sales volume attributed to a slowing economy, competition from imported products and operating the Company’s facilities significantly below their optimal levels.  Gross profit, while below the first quarter of 2001, did improve from the preceding quarter as demand began to improve.

The ability to improve the Tubular Products Group’s gross profit for the remainder of the year is dependent upon our ability to maintain or improve the spread between selling prices and the cost of steel.  To maintain the spread, we implemented price increases in the first quarter that offset the price increases by our major steel suppliers.  It is unknown if  additional price increases that may be necessary to offset further steel price increases can be implemented.  If we are unsuccessful in passing on further steel price increases, this will result in the spread decreasing.  In addition to maintaining the spread, the Company can improve gross profit by reducing the cost of converting the steel into product.  The Company implemented a number of operational and cost conversion improvements in 2001 but believes that the full benefit of these improvements will not be realized until demand improves.  While demand has begun to improve in the first quarter of 2002, it is still uncertain when the steel and tubular products markets will return to more normal patterns.  The Company believes, however, that the second and third quarter of 2002 will see gross profit continue to increase from the low it experienced in the fourth quarter of 2001.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased slightly to $5.7 million (8.8% of total net sales) in the first quarter of 2002 from $5.6 million (8.8% of total net sales) in the first quarter of 2001.

Interest Expense, Net. Interest expense, net decreased 43.0% to $1.4 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001.  The decrease in interest expense was attributable to the operating leases completed in the second quarter of 2001 and decreases in both average borrowings and interest rates in the first quarter of 2002.

Income Taxes. The provision for income taxes was $1.2 million in the first three months of 2002, based on an expected tax rate of approximately 39.5% for 2002.

Liquidity and Capital Resources

The Company finances operations with internally generated funds and available borrowings. At March 31, 2002, the Company had cash and cash equivalents of $48,000.

Net cash provided by operating activities in the first three months of 2002 was $2.6 million.  This was primarily the result of $1.8 million of net income, non-cash adjustments for depreciation and amortization of $0.9 million, a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of $3.9 million and an increase in accrued and other liabilities of $1.8 million; offset by a decrease in accounts payable and increase in net trade receivables of $4.6 million and $1.0 million, respectively.  The decrease in cost and estimated earnings in excess of billings on uncompleted contracts resulted from shipments surpassing the amount of product being produced.  A number of the Company’s water transmission facilities are completing work on projects.  As the amount of work shifts to downstream operations, primarily fabrication and coating and lining operations, the cost associated with these operations is much less than the cost of converting steel to bare pipe.  The reduction of accounts payable resulted from lower steel payables because of lower forecasted Tubular Products Group sales.

Net cash used in investing activities in the first three months of 2002 was $2.7 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to be between $8.0 and $9.0 million in 2002.

Net cash provided by financing activities in the first three months of 2002 was $31,000.

The Company had the following significant components of debt at March 31, 2002: a $30 million credit agreement under which $1.6 million was outstanding; $5.7 million of Series A Senior Notes; $30.0 million of Series B Senior Notes; $30.0 million of Senior Notes; an Industrial Development Bond of $2.3 million; and capital lease obligations of $3.1 million.

The credit agreement expires on June 30, 2003, and is without collateral.  It bears interest at rates related to IBOR or LIBOR plus 1.00% to 2.00% (3.38% at March 31, 2002), or at prime less 0.5% (4.25% at March 31, 2002).  The Company had $5.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 3.50%, $1.0 million bearing interest at 4.25%, partially offset by $4.4 million in cash receipts that had not been applied to the loan balance and additional net borrowing capacity under the line of credit of $28.4 million at March 31, 2002.

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

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest.  The interest rate on the Industrial Development Bond is variable.  It was 1.50% as of March 31, 2002 as compared to 3.45% on March 31, 2001.  The Bonds are collateralized by property and equipment of the Company and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a new company-wide enterprise resource planning system and other equipment.   The aggregated interest rate on the capital leases is 8.2%.

The Company has operating leases with respect to certain manufacturing equipment that requires us to pay property taxes, insurance and maintenance. Under the terms of the operating leases we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with the Company’s other debt instruments already in place, and an operating line of credit, best meet the Company’s near term financing and operating capital requirements compared to other available options.

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

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets.  A failure by the Company to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions.  At March 31, 2002, the Company was in compliance with all covenants specified in its debt agreements.

The Company’s working capital requirements have remained stable due to a leveling in the Company’s Water Transmission business.  The extended payment cycle of the Water Transmission business significantly affects our working capital requirements. As the Water Transmission segment business volume increases, working capital requirements increase to fund the raw material, work-in-process and finished product awaiting shipment.  This increase in inventory is required because the installation contractor is able to install pipe faster than we can produce the product.  To meet the delivery dates, we are required to build a surge pile of finished products.  As the volume of the Water Transmission segment levels out or decreases, working capital requirements decrease as the finished product is shipped, invoiced and the receivables collected are greater than the amount necessary to fund current raw material and work-in-process requirements.  The Tubular Products segment has a limited impact on the Company’s working capital requirements.  The Company attempts to match steel purchases and finished goods inventory to firm and forecasted sales.  The timing between the steel purchase, conversion to tube, shipment and collection is much more condensed.  The Company, from time to time, has purchased steel in excess of firm and forecasted sales if the anticipated cost saving from the purchase or the uncertainty of future steel availability requires such a decision.

Recent business failures, the general downturn in the economy and increased conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and funds available under the credit agreement to make required principal payments under the Notes during 2002. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months.  To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes, capital and operating leases and secondary offerings if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion.  Any such transactions, if consummated, may use a portion of the Company’s working capital or necessitate additional bank borrowings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt.  The debt subject to change in interest rates are its $30.0 million revolving credit line ($1.6 million outstanding as of March 31, 2002) and an Industrial Revenue Bond ($2.3 million outstanding as of March 31, 2002).  The Company believes its current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Part II — Other Information

Item 2. Changes in Securities

During the first quarter of 2002, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans.  An aggregate of 13,551 shares of Common Stock was issued at an exercise price of $1.00.  This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit
Number	Description
10.19	First Amendment to the Credit Agreement between Northwest Pipe Company and Wells Fargo Bank, National Association, dated April 5, 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2002

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)