Form 10-Q
period 2002-06-30
NORTHWEST PIPE CO
filed 2002-08-14
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

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

Common Stock, par value $.01 per share	6,550,878
(Class)	(Shares outstanding at August 13, 2002)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48	$71
Trade receivables, less allowance for doubtful accounts of $726 and $573	54,893	53,135
Costs and estimated earnings in excess of billings on uncompleted contracts	48,214	56,235
Inventories	59,331	54,499
Deferred income taxes	2,132	1,980
Prepaid expenses and other	2,088	2,841
Total current assets	166,706	168,761
Property and equipment less accumulated depreciation and amortization of $27,921 and $25,514	74,029	71,223
Goodwill less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Other assets	3,993	2,847
Total assets	$268,479	$266,582
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution, short term	$—	$2,041
Current portion of long-term debt	250	10,964
Current portion of capital lease obligations	794	868
Accounts payable	25,404	28,121
Accrued liabilities	9,738	8,494
Total current liabilities	36,186	50,488
Long-term debt, less current portion	70,130	57,000
Capital lease obligations, less current portion	2,007	2,009
Deferred income taxes	13,344	13,204
Deferred gain on sale of fixed assets	22,875	24,103
Pension and other benefits	1,601	1,533
Total liabilities	146,143	148,337

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,548,878 and 6,517,977 shares issued and outstanding	65	65
Additional paid-in-capital	39,538	39,373
Retained earnings	83,871	79,945
Accumulated other comprehensive loss:
Minimum pension liability	(1,138)	(1,138)
Total stockholders’ equity	122,336	118,245
Total liabilities and stockholders’ equity	$268,479	$266,582

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$64,370	$75,135	$128,648	$138,681
Cost of sales	53,845	60,959	107,941	112,617
Gross profit	10,525	14,176	20,707	26,064

Selling, general and administrative expense	5,851	6,685	11,550	12,282
Operating income	4,674	7,491	9,157	13,782

Interest expense, net	1,223	2,258	2,666	4,789
Income before income taxes	3,451	5,233	6,491	8,993

Provision for income taxes	1,363	2,093	2,564	3,597
Net income	$2,088	$3,140	$3,927	$5,396

Basic earnings per share	$0.32	$0.48	$0.60	$0.83
Diluted earnings per share	$0.31	$0.47	$0.58	$0.81

Shares used in per share calculations:
Basic	6,545	6,506	6,535	6,499
Diluted	6,780	6,655	6,748	6,625

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$3,927	$5,396
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,628	3,276
Deferred Income Taxes	(12)	—
Gain on sale of property and equipment	(1,184)	(538)
Changes in current assets and liabilities:
Trade receivables, net	(1,758)	(6,054)
Costs and estimated earnings in excess of billings on uncompleted contracts	8,021	(14,433)
Inventories	(4,832)	1,328
Prepaid expenses and other	753	513
Accounts payable	(2,717)	2,604
Accrued and other liabilities	1,312	730
Net cash provided by (used in) operating activities	5,138	(7,178)

Cash Flows From Investing Activities:
Additions to property and equipment	(4,551)	(3,409)
Proceeds from sale of property and equipment	72	19
Other assets	(1,331)	(280)
Net cash used in investing activities	(5,810)	(3,670)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	165	107
Proceeds (payments) on long-term debt	375	(2,124)
Net payments under notes payable from a financial institution	—	(36,987)
Proceeds from sale-leaseback	185	51,633
Payments on capital lease obligations	(76)	(413)
Net cash provided by financing activities	649	12,216

Net increase (decrease) in cash and cash equivalents	(23)	1,368
Cash and cash equivalents, beginning of period	71	353
Cash and cash equivalents, end of period	$48	$1,721

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$2,777	$5,309
Cash paid during the period for income taxes	932	833

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2002 and 2001, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2001, is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, as presented in the Company’s Annual Report on Form 10-K for the year then ended.

Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002, or any portion thereof.

2.  Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 235,899 and 149,208 for the three months ended June 30, 2002 and 2001, respectively, and incremental shares of 213,421 and 126,042 for the six months ended June 30, 2002 and 2001, respectively, were used in the calculations of diluted earnings per share. Options to purchase 262,242 of common stock at prices of $17.125 to $22.875 per share were outstanding at June 30, 2002, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

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

	June 30, 2002	December 31, 2001
Finished goods	$35,827	$32,273
Raw materials	21,506	20,189
Materials and supplies	1,998	2,037
	$59,331	$54,499

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales:
Water transmission	$39,945	$47,922	$83,269	$85,191
Tubular products	24,425	27,213	45,379	53,490
Total	$64,370	$75,135	$128,648	$138,681

Gross profit:
Water transmission	$8,428	$11,285	$17,195	$20,450
Tubular products	2,097	2,891	3,512	5,614
Total	$10,525	$14,176	$20,707	$26,064

5.  Operating Leases

On June 29, 2001, the Company completed sale-leasebacks of certain manufacturing equipment for $49.8 million.  The length of the leases are sixty months and include options beginning after the third year to terminate, purchase or continue to rent through the term length.

Rental expense is recorded on a straight line basis over the basic terms of the leases, net of amortization of the portion of the deferred gain that is recognized over the lease terms.  The amount of the deferred gain subject to amortization is limited by the estimated guaranteed residual amounts.

The Company completed in the fourth quarter of 2001 additional operating leases for $1.9 million on completed capital projects.  Under the terms of the operating leases we sold the equipment to an unrelated party who then leased the equipment to us.

6.  Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. We do not expect the provisions of SFAS 145 to have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We expect that the initial application of SFAS 143 will not have a material impact on our financial statements.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged.  We have completed an evaluation of the impact of  SFAS 144 on our financial statements. The Statement did not have an impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In June 2001, the FASB issued SFAS 141, “Business Combinations” and 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002.  SFAS 142 requires companies to review annually or more frequently if impairment indicators arise.  We completed our initial impairment review required by SFAS 142 at January 1, 2002 and believe that no impairment of goodwill exists at June 30, 2002.

Effective January 1, 2001, we adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets or liabilities and measured at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of this statement did not have a significant impact on our results of operations or financial position.

7.  Impact of Change in Accounting for Intangible Assets

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reported net income	$2,088	$3,140	$3,927	$5,396
Goodwill amortization expense, net of tax	—	89	—	178
Adjusted net income	$2,088	$3,229	$3,927	$5,574

Basic earnings per share:
Reported net income	$0.32	$0.48	$0.60	$0.83
Goodwill amortization	—	0.01	—	0.03
Adjusted net income	$0.32	$0.49	$0.60	$0.86

Diluted earnings per share:
Reported net income	$0.31	$0.47	$0.58	$0.81
Goodwill amortization	—	0.01	—	0.03
Adjusted net income	$0.31	$0.48	$0.58	$0.84

8.  Contingencies

We are a defendant in a suit brought by Foothill/De Anza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants.  DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s.  DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use.  We answered the complaint, denied liability, and specifically denied that class certification was appropriate.  On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud, and unfair trade practices.  Deposition of expert witnesses and some document and other discovery has taken place.  We filed a Petition to Appeal with the Ninth Circuit Court of Appeals on July 11, 2002.  We do not know when we will receive the appeals court’s decision. No amount of damages has been specified.  While we do not have any way to accurately estimate the damages at the present time, plaintiffs have alleged that there are approximately 1,500 facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for December 2002.  We are vigorously defending the suit.

We have also been named in two lawsuits, one in Colorado and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages.  We have denied liability, and our insurers have undertaken to defend us in each case.

From time to time, we are involved in other litigation and legal matters that are defended and handled in the normal course of our business.  We maintain insurance coverage against potential claims in amounts that we believe to be adequate.  We are not presently a party to any other litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment.  Some of our operations require environmental permits and controls to prevent and reduce air and water pollution which are subject to modification, renewal and revocation by government authorities.  We believe that we are in material compliance with all environmental laws, regulations and permits, and we do not anticipate any material expenditures to meet current or pending environmental requirements.  However, we could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if they are applied to our facilities in a way we do not anticipate.

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon.  The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River.  We entered into a voluntary letter agreement with the department in mid-August 2000, and currently are working on the assessment.

In December 2000, a six mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA.  The EPA currently defines the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments.  Our plant is not located on the Willamette River; it lies in what may be the uplands portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River Sediments.

EPA and the Oregon Department of Environmental Quality have agreed to share responsibility for investigation and cleanup of the site. The Oregon Department of Environmental Quality has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work.  EPA has the lead responsibility for conducting in-water work, and the Oregon Department of Environmental Quality is the Support Agency for that work.

In December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site.  In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter.  In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the Oregon Department of Environmental Quality to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River.  Therefore, until our work with the Oregon Department of Environmental Quality was completed, it would be premature for us to enter into any negotiations with EPA.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters.  We are not aware of any current violations or citations relating to any of these permits or licenses.  We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards.  We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales
Water Transmission	62.1%	63.8%	64.7%	61.4%
Tubular Products	37.9	36.2	35.3	38.6
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	83.6	81.1	83.9	81.2
Gross profit	16.4	18.9	16.1	18.8
Selling, general and administrative expense	9.1	8.9	9.0	8.9
Income from operations	7.3	10.0	7.1	9.9
Interest expense, net	1.9	3.0	2.1	3.4
Income before income taxes	5.4	7.0	5.0	6.5
Provision for income taxes	2.2	2.8	2.0	2.6
Net income	3.2%	4.2%	3.0%	3.9%

Gross profit as a percentage of segment net sales:
Water Transmission	21.1%	23.5%	20.6%	24.0%
Tubular Products	8.6	10.6	7.7	10.5

Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

Net Sales. Net sales decreased 14.3% to $64.4 million in the second quarter of 2002, from $75.1 million in the second quarter of 2001, and decreased 7.2% to $128.6 million in the first six months of 2002, from $138.7 million in the first six months of 2001.

Water Transmission sales decreased 16.6% to $39.9 million in the second quarter of 2002 from $47.9 million in the second quarter of 2001, and decreased 2.3% to $83.3 million in the first six months of 2002 from $85.2 million in the first six months of 2001.  Net sales for the three months and the six months ended June 30, 2002, decreased over the same periods last year as a result of declining sales volume attributable to weak bidding activity in previous quarters that resulted in a relatively low backlog at the beginning of 2002.  This resulted in a number of our plants operating well below optimal levels in the first half of 2002.  Market activity began improving late in the second quarter of 2002.  This should result in increased sales volume beginning late in the third quarter of 2002.  If the improved bidding activity continues, it should allow the majority of the facilities to fill their fourth quarter 2002 production schedule.  Actual results could vary if production on awarded projects or scheduled project bid dates in the second half of 2002 are delayed.

Tubular Products sales decreased 10.2% to $24.4 million in the second quarter of 2002 from $27.2 million in the second quarter of 2001 and decreased 15.2% to $45.4 million in the first six months of 2002 from $53.5 million in the first six months of 2001.  The decrease in net sales in the second quarter and the first six months of 2002 over the same periods last year resulted primarily from declining sales volume attributable to the lingering effects of the domestic economic slowdown that began early in 2001.  We have seen signs that a recovery is underway, but the improvement has been slower than expected and may have recently stalled.  If the economy gains momentum we would anticipate an increase in demand and prices in the second half of 2002.

No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2002 or 2001.

Gross Profit. Gross profit decreased 25.8% to $10.5 million (16.4% of total net sales) in the second quarter of 2002 from $14.2 million (18.9% of total net sales) in the second quarter of 2001 and decreased 20.6% to $20.7 million (16.1% of total net sales) in the first six months of 2002 from $26.1 million (18.8% of total net sales) in the first six months of 2001.

Water Transmission gross profit decreased 25.3% to $8.4 million (21.1% of segment net sales) in the second quarter of 2002 from $11.3 million (23.5% of segment net sales) in the second quarter of 2001 and decreased 15.9% to $17.2 million (20.7% of segment net sales) in the first six months of 2002 from $20.5 million (24.0% of segment net sales) in the first six months of 2001.   Water Transmission gross profit decreased from the same periods last year as a result of lower plant utilization, lower profit margins on specific projects and additional rental expense that resulted from the operating leases completed at the end of the second quarter of 2001.  Gross profit is expected to remain at current levels and then begin to improve beginning in the fourth quarter of 2002 as plant utilization increases, supported by the increased backlog generated late in the second quarter of 2002.

Gross profit from Tubular Products decreased 27.5% to $2.1 million (8.6% of segment net sales) in the second quarter of 2002 from $2.9 million (10.6% of segment net sales) in the second quarter of 2001 and decreased 37.4% to $3.5 million (7.7% of segment net sales) in the first six months of 2002 from $5.6 million (10.5% of segment net sales) in the first six months of 2001. Tubular Products gross profit for the three months and six months ended June 30, 2002 decreased over the same periods last year primarily as a result of a decline in sales volume attributable to a slowing economy and a slight compression of the spread between our selling prices and cost of steel. In the first six months of 2002 steel costs for certain of our products increased by as much as 75%.  However, most of this higher priced steel has not yet been reflected in our cost of sales.   Our ability to continue to pass on these price increases to our customers and maintain or improve the spread as the higher priced steel enters our production cycle is critical to the ability of this segment to maintain or improve its gross profit.  In addition, improved demand will allow us to increase our plant utilization so the benefits from the productivity gains that we have made in our operations will be realized.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 12.5% to $5.9 million (9.1% of total net sales) in the second quarter of 2002 from $6.7 million (8.9% of total net sales) in the second quarter of 2001 and decreased 6.0% to $11.6 million (9.0% of total net sales) in the first six months of 2002 from $12.3 million (8.9% of total net sales) in the first six months of 2001.  The decrease primarily resulted from lower provisions for doubtful accounts, reduced professional fees and reduced outside services expenses.

Interest Expense, net. Interest expense, net decreased 45.8% to $1.2 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001 and decreased 44.3% to $2.7 million in the first six months of 2002 from $4.8 million in the first six months of 2001.  The decrease resulted from reduced borrowings as a result of the completion of the operating leases at the end of the second quarter of 2001 and lower interest rates.

Income Taxes. The provision for income taxes was $2.6 million in the first six months of 2002, based on an expected tax rate of approximately 39.5% for 2002.

Liquidity and Capital Resources

We finance our operations with internally generated funds and available financing. At June 30, 2002, we had cash and cash equivalents of $48,000.

Net cash provided by operating activities in the first six months of 2002 was $5.1 million.  This was primarily the result of $3.9 million of net income, non-cash adjustments for depreciation and amortization of $1.6 million, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $8.0 million and an increase in accrued and other liabilities of $1.3 million; offset by an increase in inventory, a decrease in accounts payable and an increase in net trade receivables of $4.8 million, $2.7 million and $1.8 million, respectively.  The decrease in costs and estimated earnings in excess of billings on uncompleted contracts resulted from shipments surpassing the amount of product being produced.  The increase in inventory resulted from the receipt of steel to support the forecasted Tubular Products Group’s sales.  The change in accrued liabilities, accounts payable and net trade receivables is a result of timing.

Net cash used in investing activities in the first six months of 2002 was $5.8 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to be between $8.0 and $9.0 million in 2002.

Net cash provided by financing activities in the first six months of 2002 was $649,000, which primarily resulted from net borrowings from a financial institution.

We had the following significant components of debt at June 30, 2002: a $30 million credit agreement under which $8.4 million was outstanding; $4.3 million of Series A Senior Notes; $25.7 million of Series B Senior Notes; $30.0 million of Senior Notes; an Industrial Development Bond of $2.0 million; and capital lease obligations of $2.8 million.

The credit agreement expires on September 30, 2003, and is without collateral.  It bears interest at rates related to IBOR or LIBOR plus 1.00% to 2.00% (3.36% at June 30, 2002), or at prime less 0.5% (4.25% at June 30, 2002).  We had $8.0 million outstanding under the line of credit bearing interest at a weighted average IBOR interest rate of 3.50% and $6.4 million bearing interest at 4.25%.  These amounts were partially offset by $6.0 million in cash receipts that had not been applied to the loan balance.  This results in an additional net borrowing capacity under the line of credit of $21.6 million at June 30, 2002.

The credit agreement was amended on June 30, 2002 and the maturity date was extended to September 30, 2003.  Accordingly, the borrowings under the credit agreement have been classified as long-term debt.

The Senior Notes in the principal amount of $30.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid semi-annually on May 15 and November 15.  The Series A Senior Notes in the principal amount of $4.3 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid semi-annually on April 1 and October 1.  The Series B Senior Notes in the principal amount of $25.7 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid semi-annually on April 1 and October 1.  The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) are all unsecured.

Principal payments under the Notes are expected to be refinanced into other long-term debt instruments when a cost-effective alternative is available.  The credit agreement’s current LIBOR and reference rates are significantly below the current rates being quoted for available long-term debt financing.  Until a more cost-effective financing alternative is available, the principal payments are being funded through our credit agreement.  The principal payments on the Notes that are due within one year are classified as long-term debt as long as we have the intent and ability to refinance the payments through other long-term debt instruments.

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest.  The interest rate on the Industrial Development Bond is variable.  It was 1.58% as of June 30, 2002 as compared to 3.17% on June 30, 2001.  The Bonds are collateralized by property and equipment and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a new company-wide enterprise resource planning system and other equipment.   The aggregated interest rate on the capital leases is 8.2%.

We have operating leases with respect to certain manufacturing equipment that requires us to pay property taxes, insurance and maintenance. Under the terms of the operating leases, we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with other debt instruments already in place, and an operating line of credit, best met our near term financing and operating capital requirements compared to other available options at the time they were entered into.

Upon termination or expiration of the operating leases, we must purchase the equipment from the lessor at a predetermined amount, return the equipment to the lessor and pay a designated fee, or renew the lease arrangement.  The majority of the operating leases contain the same covenants as our credit agreement as discussed below.

The following table sets forth our commitments for the current and future periods under the terms of our debt obligations and operating leases:

	2002 (1)	2003	2004	2005	Thereafter
Credit Agreement	$—	$8,380	$—	$—	$—
The Notes	5,000	10,714	10,714	10,714	22,858
Industrial Development Bond	—	250	250	250	1,250
Capital Leases	536	1,073	1,073	678	—
Operating Leases	6,463	12,378	10,418	8,482	6,705
Total Obligations	$11,999	$32,795	$22,455	$20,124	$30,813

(1)           Represents commitments from June 30, 2002 through December 31, 2002.

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets.  A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions.

Our working capital requirements in the first six months of 2002 have remained stable due to a decrease in the Water Transmission segment and an increase in our Tubular Products segment.  As the volume of the Water Transmission segment decreases, working capital requirements decrease as the finished product is shipped, invoiced and the receivables collected are greater than the amount necessary to fund current raw material and work-in-process requirements.  The Tubular Products segment has seen volume begin to improve in the second quarter of 2002 and expects it to continue through the remainder of 2002.  This has resulted in raw material and finished goods inventory increasing to support the forecasted Tubular Product sales.  The increased Water Transmission backlog at the end of the second quarter of 2002 will cause working capital requirements to increase.  Beginning in the third quarter of 2002, we will have to invest in raw material, labor and overhead to build product to support the installation contractor’s delivery schedule.  To meet the delivery schedule, we are required to build a surge pile, because the installation contractor is able to install pipe faster than we are able to produce the pipe.

Recent business failures, the general downturn in the economy and conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and funds available under the credit agreement to make required principal payments under the Notes during 2002. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months.  To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, capital and operating leases and secondary offerings if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion.  Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not currently use derivative financial instruments for speculative purposes which expose the Company to market risk.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt.  The debt subject to change in interest rates are our $30.0 million revolving credit line ($8.4 million outstanding as of June 30, 2002) and an Industrial Revenue Bond ($2.0 million outstanding as of June 30, 2002). We believe our current risk exposure to interest rate movements to be immaterial.  Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Part II - Other Information

Item 1.  Legal Proceedings

We are a defendant in a suit brought by Foothill/De Anza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants.  DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s.  DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use.  We answered the complaint, denied liability, and specifically denied that class certification was appropriate.  On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud, and unfair trade practices.  Deposition of expert witnesses and some document and other discovery has taken place.  We filed a Petition to Appeal with the Ninth Circuit Court of Appeals on July 11, 2002.  We do not know when we will receive the appeals court’s decision. No amount of damages has been specified.  While we do not have any way to accurately estimate the damages at the present time, plaintiffs have alleged that there are approximately 1,500 facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for December 2002.  We are vigorously defending the suit.

We have also been named in two lawsuits, one in Colorado and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages.  We have denied liability, and our insurers have undertaken to defend us in each case.

From time to time, we are involved in other litigation and legal matters that are defended and handled in the normal course of our business.  We maintain insurance coverage against potential claims in amounts that we believe to be adequate.  We are not presently a party to any other litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment.  Some of our operations require environmental permits and controls to prevent and reduce air and water pollution which are subject to modification, renewal and revocation by government authorities.  We believe that we are in material compliance with all environmental laws, regulations and permits, and we do not anticipate any material expenditures to meet current or pending environmental requirements.  However, we could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if they are applied to our facilities in a way we do not anticipate.

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon.  The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River.  We entered into a voluntary letter agreement with the department in mid-August 2000, and currently are working on the assessment.

In December 2000, a six mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA.  The EPA currently defines the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments.  Our plant is not located on the Willamette River; it lies in what may be the uplands portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River Sediments.

EPA and the Oregon Department of Environmental Quality have agreed to share responsibility for investigation and cleanup of the site. The Oregon Department of Environmental Quality has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work.  EPA has the lead responsibility for conducting in-water work, and the Oregon Department of Environmental Quality is the Support Agency for that work.

In December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site.  In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter.  In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the Oregon Department of Environmental Quality to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River.  Therefore, until our work with the Oregon Department of Environmental Quality was completed, it would be premature for us to enter into any negotiations with EPA.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters.  We are not aware of any current violations or citations relating to any of these permits or licenses.  We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards.  We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

Item 2. Changes in Securities

During the first quarter of 2002, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans.  An aggregate of 4,290 shares of Common Stock was issued at an exercise price of $1.00.  This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 23, 2002. The following matter was submitted to shareholders for their consideration:

With respect to the two nominees for director identified in the Company’s Proxy Statement; William R. Tagmyer received 5,913,216 votes and 33,150 votes were withheld and Neil R. Thornton received 5,719,683 votes and 226,683 votes were withheld.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit Number	Description
10.20	Second Amendment to the Credit Agreement with Wells Fargo Bank, National Association, dated June 30, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2002

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)