Form 10-Q
period 2002-09-30
NORTHWEST PIPE CO
filed 2002-11-15
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Common Stock, par value $.01 per share	6,550,878
(Class)	(Shares outstanding at November 11, 2002)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48	$71
Trade receivables, less allowance for doubtful accounts of $1,030 and $573	55,886	53,135
Costs and estimated earnings in excess of billings on
uncompleted contracts	51,376	56,235
Inventories	65,572	54,499
Deferred income taxes	2,375	1,980
Prepaid expenses and other	1,662	2,841
Total current assets	176,919	168,761
Property and equipment less accumulated depreciation and amortization of $28,938 and $25,514	74,328	71,223
Goodwill less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Other assets	5,294	2,847
Total assets	$280,292	$266,582
Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution, short term	$—	$2,041
Current portion of long-term debt	250	10,964
Current portion of capital lease obligations	816	868
Accounts payable	27,992	28,121
Accrued liabilities	12,243	8,494
Total current liabilities	41,301	50,488
Long-term debt, less current portion	74,521	57,000
Capital lease obligations, less current portion	1,795	2,009
Deferred income taxes	13,344	13,204
Deferred gain on sale of fixed assets	22,260	24,103
Pension and other benefits	1,731	1,533
Total liabilities	154,952	148,337

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,550,878 and 6,517,977 shares issued and outstanding	65	65
Additional paid-in-capital	39,537	39,373
Retained earnings	86,876	79,945
Accumulated other comprehensive loss:
Minimum pension liability	(1,138)	(1,138)
Total stockholders’ equity	125,340	118,245
Total liabilities and stockholders’ equity	$280,292	$266,582

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$69,665	$70,865	$198,313	$209,546
Cost of sales	57,480	57,001	165,421	169,618
Gross profit	12,185	13,864	32,892	39,928

Selling, general and administrative expense	5,921	6,475	17,471	18,757
Operating income	6,264	7,389	15,421	21,171

Interest expense, net	1,299	1,703	3,965	6,492
Income before income taxes	4,965	5,686	11,456	14,679

Provision for income taxes	1,961	2,275	4,525	5,872
Net income	$3,004	$3,411	$6,931	$8,807

Basic earnings per share	$0.46	$0.52	$1.06	$1.35
Diluted earnings per share	$0.44	$0.51	$1.02	$1.33

Shares used in per share calculations:
Basic	6,551	6,509	6,540	6,505
Diluted	6,803	6,708	6,767	6,640

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows From Operating Activities:
Net income	$6,931	$8,807
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,650	4,473
Deferred income taxes	(255)	—
Gain on sale of property and equipment	(1,769)	(2,829)
Changes in current assets and liabilities:
Trade receivables, net	(2,751)	(9,116)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,859	(16,042)
Inventories	(11,073)	2,679
Prepaid expenses and other	1,179	386
Accounts payable	(129)	(1,902)
Accrued and other liabilities	3,947	4,504
Net cash provided by (used in) operating activities	3,589	(9,040)

Cash Flows From Investing Activities:
Additions to property and equipment	(7,177)	(7,521)
Proceeds from sale of property and equipment	74	194
Other assets	(2,632)	(503)
Net cash used in investing activities	(9,735)	(7,830)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	164	107
Payments on long-term debt	(5,964)	(2,124)
Net proceeds (payments) under notes payable from a financial institution	10,730	(32,343)
Proceeds from sale-leaseback	1,459	51,633
Payments on capital lease obligations, net	(266)	(614)
Net cash provided by financing activities	6,123	16,659

Net increase (decrease) in cash and cash equivalents	(23)	(211)
Cash and cash equivalents, beginning of period	71	353
Cash and cash equivalents, end of period	$48	$142

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$3,026	$5,773
Cash paid during the period for income taxes	1,920	1,920

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.  Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine month periods ended September 30, 2002 and 2001, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2001, is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2001. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, as presented in the Company’s Annual Report on Form 10-K for the year then ended.

Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002, or any portion thereof.

2.  Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 251,958 and 198,434 for the three months ended September 30, 2002 and 2001, respectively, and incremental shares of 226,709 and 135,036 for the nine months ended September 30, 2002 and 2001, respectively, were used in the calculations of diluted earnings per share. Options to purchase 271,700 shares of common stock at prices of $17.900 to $22.875 per share were outstanding for the nine months ended September 30, 2002, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.  Options to purchase 239,689 shares of common stock at prices of $18.75 to $ 22.875 per share were outstanding for the three months ended September 30, 2002, but excluded from the computation of diluted earnings per share because they were antidilutive.

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

	September 30, 2002	December 31, 2001
Finished goods	$41,209	$32,273
Raw materials	22,016	20,189
Materials and supplies	2,347	2,037
	$65,572	$54,499

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales:
Water transmission	$46,598	$47,240	$129,867	$132,431
Tubular products	23,067	23,625	68,446	77,115
Total	$69,665	$70,865	$198,313	$209,546

Gross profit:
Water transmission	$10,619	$11,620	$27,814	$32,070
Tubular products	1,566	2,244	5,078	7,858
Total	$12,185	$13,864	$32,892	$39,928

5.  Operating Leases

In the third quarter of 2002, the Company completed additional operating leases on certain manufacturing equipment for $3.5 million.  The lengths of the leases are from thirty-six to eighty-four months.

On June 29, 2001, the Company completed sale-leaseback’s of certain manufacturing equipment for $49.8 million.  The length of the leases are sixty months and include options beginning after the third year to terminate, purchase or continue to rent through the term length.

Rental expense is recorded on a straight line basis over the basic terms of the leases, net of amortization of the portion of the deferred gain that is recognized over the lease terms.  The amount of the deferred gain subject to amortization is limited by the estimated guaranteed residual amounts.

In the fourth quarter of 2001, the Company completed additional operating leases for $1.9 million on completed capital projects.  Under the terms of the operating leases we sold the equipment to an unrelated party who then leased the equipment to us.

6.  Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material effect on our financial position or results of operations.

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

In June 2001, the FASB issued SFAS 141, “Business Combinations” and 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 effective January 1, 2002.  SFAS 142 requires companies to review goodwill and other intangible assets annually or more frequently if impairment indicators arise.  We completed our initial impairment review required by SFAS 142 at January 1, 2002 and believe that no material impairment of goodwill existed at December 31, 2001 and no impairment indicators arose during 2002 to require an interim goodwill review.

7.  Impact of Change in Accounting for Intangible Assets

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Reported net income	$3,004	$3,411	$6,931	$8,807
Goodwill amortization expense, net of tax	—	89	—	267
Adjusted net income	$3,004	$3,500	$6,931	$9,074

Basic earnings per share:
Reported net income	$0.46	$0.52	$1.06	$1.35
Goodwill amortization	—	0.02	—	0.04
Adjusted net income	$0.46	$0.54	$1.06	$1.39

Diluted earnings per share:
Reported net income	$0.44	$0.51	$1.02	$1.33
Goodwill amortization	—	0.01	—	0.04
Adjusted net income	$0.44	$0.52	$1.02	$1.37

8.  Contingencies

We are a defendant in a suit brought by Foothill/De Anza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants.  DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s.  DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use.  We answered the complaint, denied liability, and specifically denied that class certification was appropriate.  On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud, and unfair trade practices.  Depositions of expert witnesses and some document and other discovery has taken place.  The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class Certification decision.  No amount of damages has been specified.  While we do not have any way to accurately estimate the damages at the present time, plaintiffs have alleged that there are approximately 1,500 facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for June 2003.  On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter.  We are continuing to vigorously defend this suit.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages.  We have denied liability.  Our insurer has undertaken to defend us in the Texas case.

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

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon.  The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River.  We entered into a voluntary letter agreement with the department in mid-August 2000.  In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one, localized area of the property on the property boundary furthest from the river.  Assessment work in 2002 to further characterize the groundwater tends to confirm the initial conclusion that the source of the VOCs is located off site.  There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River Sediments.  Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments.  Assessment work is ongoing.

In December 2000, a nine mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA.  The EPA currently defines the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments.  Our plant is not located on the Willamette River; it lies in what may be the uplands portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River Sediments.  EPA and the Oregon Department of Environmental Quality have agreed to share responsibility for investigation and cleanup of the site. The Oregon Department of Environmental Quality has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work.  EPA has the lead responsibility for conducting in-water work, and the Oregon Department of Environmental Quality is the Support Agency for that work.

Also, in December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site.  In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter.  In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the Oregon Department of Environmental Quality to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River.  Therefore, until our work with the Oregon Department of Environmental Quality was completed, it would be premature for us to enter into any negotiations with EPA.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters.  We are not aware of any current material violations or citations relating to any of these permits or licenses.  We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales
Water Transmission	66.9%	66.7%	65.5%	63.2%
Tubular Products	33.1	33.3	34.5	36.8
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	82.5	80.4	83.4	80.9
Gross profit	17.5	19.6	16.6	19.1
Selling, general and administrative expense	8.5	9.1	8.8	9.0
Income from operations	9.0	10.5	7.8	10.1
Interest expense, net	1.9	2.4	2.0	3.1
Income before income taxes	7.1	8.1	5.8	7.0
Provision for income taxes	2.8	3.2	2.3	2.8
Net income	4.3%	4.9%	3.5%	4.2%

Gross profit as a percentage of segment net sales:
Water Transmission	22.8%	24.6%	21.4%	24.2%
Tubular Products	6.8	9.5	7.4	10.2

Three Months and Nine Months Ended September 30, 2002 Compared to Three Months and Nine Months Ended September 30, 2001

Net Sales. Net sales decreased 1.7% to $69.7 million in the third quarter of 2002, from $70.9 million in the third quarter of 2001, and decreased 5.4% to $198.3 million in the first nine months of 2002, from $209.5 million in the first nine months of 2001.

Water Transmission sales decreased 1.4% to $46.6 million in the third quarter of 2002 from $47.2 million in the third quarter of 2001, and decreased 1.9% to $129.9 million in the first nine months of 2002 from $132.4 million in the first nine months of 2001.  Net sales for the three months and the nine months ended September 30, 2002, decreased slightly over the same periods last year.  Net sales in the third quarter of 2002 increased 16.7% over the second quarter of 2002 as a result of increased plant utilization generated by the improved bidding activity in the second quarter of 2002.  The improved bidding activity that began in the second quarter of 2002, however, was not sustained through the third quarter of 2002.  This resulted in a decline in our backlog from $95 million at the beginning of the quarter to $80 million at the end of the quarter.  We expect bidding activity and bookings to improve again in the fourth quarter of 2002, but the current level of backlog and the timing of projected orders may result in some under utilization of capacity in the fourth quarter.

Tubular Products sales decreased 2.4% to $23.1 million in the third quarter of 2002 from $23.6 million in the third quarter of 2001 and decreased 11.2% to $68.4 million in the first nine months of 2002 from $77.1 million in the first nine months of 2001.  The decrease in net sales in the third quarter and the first nine months of 2002 over the same periods last year resulted primarily from the continued soft market conditions across most of our product lines.  We are seeing few signs of a sustained economic recovery and we do not expect a material increase in demand until the second quarter of 2003.

No single customer accounted for 10% or more of net sales in the third quarter or first nine months of 2002 or 2001.

Gross Profit. Gross profit decreased 12.1% to $12.2 million (17.5% of total net sales) in the third quarter of 2002 from $13.9 million (19.6% of total net sales) in the third quarter of 2001 and decreased 17.6% to $32.9 million (16.6% of total net sales) in the first nine months of 2002 from $39.9 million (19.1% of total net sales) in the first nine months of 2001.

Water Transmission gross profit decreased 8.6% to $10.6 million (22.8% of segment net sales) in the third quarter of 2002 from $11.6 million (24.6% of segment net sales) in the third quarter of 2001 and decreased 13.3% to $27.8 million (21.4% of segment net sales) in the first nine months of 2002 from $32.1 million (24.2% of segment net sales) in the first nine months of 2001.   Water Transmission gross profit decreased from the same periods last year as a result of lower profit margins on specific projects and additional rent expense that resulted from the operating leases completed at the end of the second quarter of 2001.  The decrease in the backlog in the third quarter of 2002 will likely result in some under utilization of plant capacity in the fourth quarter of 2002.  The projects that are scheduled to bid in the fourth quarter of 2002, if booked, will generally be too late to have a favorable impact on the fourth quarter 2002 results.  Strong bidding activity in the fourth quarter, however, is necessary to enter 2003 with a strong production schedule.

Gross profit for Tubular Products decreased 30.2% to $1.6 million (6.8% of segment net sales) in the third quarter of 2002 from $2.2 million (9.5% of segment net sales) in the third quarter of 2001 and decreased 35.4% to $5.1 million (7.4% of segment net sales) in the first nine months of 2002 from $7.9 million (10.2% of segment net sales) in the first nine months of 2001.   These decreases were primarily a result of a decline in sales volume attributable to a slowing economy, less favorable product mix and a continued compression of the spread between our selling prices and cost of steel.  The continued slow demand did not allow us to pass on price increases to offset our much higher steel costs.  Although we have started to see some signs that steel prices are moderating, our costs will continue to increase as the higher cost steel currently in inventory and on order works its way though the production cycle.  This may result in further compression in the spread between the steel cost and our prices for the next several months.  A sustained improvement in demand that leads to an expansion of the spread between the cost of steel and our selling prices is required for this segment to turn around.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 8.6% to $5.9 million (8.5% of total net sales) in the third quarter of 2002 from $6.5 million (9.1% of total net sales) in the third quarter of 2001 and decreased 6.9% to $17.5 million (8.8% of total net sales) in the first nine months of 2002 from $18.8 million (9.0% of total net sales) in the first nine months of 2001.  The decrease primarily resulted from reduced professional fees and outside service expenses.

Interest Expense, net. Interest expense, net decreased 23.7% to $1.3 million in the third quarter of 2002 from $1.7 million in the third quarter of 2001.   This decrease resulted from lower interest rates and lower borrowings from a favorable timing of increased cash receipts and lower payments for material for the quarter compared to the same period last year.  Interest expense, net decreased 38.9% to $4.0 million in the first nine months of 2002 from $6.5 million in the first nine months of 2001.   This decrease resulted from reduced borrowings that resulted from the completion of the operating leases at the end of the second quarter of 2001 and lower interest rates.

Income Taxes. The provision for income taxes was $4.5 million in the first nine months of 2002, based on an expected tax rate of approximately 39.5% for 2002.

Liquidity and Capital Resources

We finance our operations with internally generated funds and available financing. At September 30, 2002, we had cash and cash equivalents of $48,000.

Net cash provided by operating activities in the first nine months of 2002 was $3.6 million.  This was primarily the result of $6.9 million of net income, non-cash adjustments for depreciation and amortization of $2.6 million, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $4.9 million and an increase in accrued and other liabilities of $3.9 million; offset by an increase in inventory and an increase in net trade receivables of $11.1 million and $2.8 million, respectively.  The decrease in costs and estimated earnings in excess of billings on uncompleted contracts resulted from shipments surpassing the amount of product being produced. The increase in inventory resulted from an increase in quantity and the average cost of finished goods inventory.  The changes in accrued liabilities and other liabilities and net trade receivables are a result of timing.

Net cash used in investing activities in the first nine months of 2002 was $9.7 million.  This primarily resulted from additions of property and equipment of $7.2 million and an increase in other assets of $2.6 million. Capital expenditures are expected to be between $8.0 and $9.0 million in 2002.

Net cash provided by financing activities in the first nine months of 2002 was $6.1 million, which primarily resulted from net borrowings from a financial institution.

We had the following significant components of debt at September 30, 2002: a $40.0 million credit agreement under which $12.8 million was outstanding; $4.3 million of Series A Senior Notes; $25.7 million of Series B Senior Notes; $30.0 million of Senior Notes; an Industrial Development Bond of $2.0 million; and capital lease obligations of $2.6 million.

The credit agreement expires on June 30, 2004, and is without collateral.  It bears interest at rates related to IBOR or LIBOR plus 1.25% to 3.25% (3.30% at September 30, 2002) or at prime less 0.25% (4.25% at September 30, 2002).  We had $13.0 million outstanding under the line of credit bearing interest at a weighted average rate of 3.375% and  $5.7 million bearing interest at 4.25%.  These amounts were partially offset by $5.9 million in cash receipts that had not been applied to the loan balance.  This results in an additional net borrowing capacity under the line of credit of $27.2 million at September 30, 2002.

The credit agreement was amended on September 30, 2002.  The maturity date was extended to June 30, 2004, the credit line was increased to $40.0 million, the minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio and maximum funded debt to EBITDA were revised and our interest rate increased 0.25%.

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

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest.  The interest rate on the Industrial Development Bond is variable.  It was 1.70% as of September 30, 2002 as compared to 2.30% on September 30, 2001.  The Bonds are collateralized by property and equipment and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a new company-wide enterprise resource planning system and other equipment.   The aggregated interest rate on the capital leases is 8.2%.

We have operating leases with respect to certain manufacturing equipment that require us to pay property taxes, insurance and maintenance. Under the terms of the operating leases, we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with other debt instruments already in place, and an operating line of credit, best met our near term financing and operating capital requirements compared to other available options at the time they were entered into.

Upon termination or expiration of the operating leases, we must purchase the equipment from the lessor at a predetermined amount, return the equipment to the lessor and pay a designated fee, or renew the lease arrangement.  The majority of the operating leases contain the same covenants as our credit agreement as discussed below.

The following table sets forth our commitments for the current and future periods under the terms of our debt obligations and operating leases:

	2002 (1)	2003	2004	2005	Thereafter
Credit Agreement	$—	$12,771	$—	$—	$—
The Notes	5,000	10,714	10,714	10,714	22,858
Industrial Development Bond	—	250	250	250	1,250
Capital Leases	268	1,073	1,073	678	—
Operating Leases	3,566	13,708	11,751	9,819	9,254
Total Obligations	$8,834	$38,516	$23,788	$21,461	$33,362

(1)    Represents commitments from September 30, 2002 through December 31, 2002

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants:  EBITDA coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness to consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets.  A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions.

Our working capital requirements in the first nine months of 2002 have remained stable.  Cash requirements in the Water Transmission segment have decreased as shipments increased in the third quarter of 2002 to meet contractors installation schedules.  The Tubular Products segment’s cash requirements increased as inventories rose because production was increased to meet the anticipated improved tubular product markets which did not materialize in the third quarter of 2002.

Recent business failures, the general downturn in the economy and conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and funds available under the credit agreement to make required principal payments under the Notes during 2002. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months.  To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, capital and operating leases and secondary offerings, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion.  Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not use derivative financial instruments for speculative purposes which expose the Company to market risk.  However, the Company has entered into a Foreign Exchange Agreement (“Agreement”) for $4.7 million.  The Agreement guarantees that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected.  The Company believes its current risk exposure to the exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt.  The debt subject to change in interest rates are our $40.0 million revolving credit line ($12.8 million outstanding as of September 30, 2002) and an Industrial Revenue Bond ($2.0 million outstanding as of September 30, 2002). We believe our current risk exposure to interest rate movements to be immaterial.  Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 1.  Legal Proceedings

We are a defendant in a suit brought by Foothill/De Anza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants.  DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s.  DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use.  We answered the complaint, denied liability, and specifically denied that class certification was appropriate.  On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud, and unfair trade practices.  Depositions of expert witnesses and some document and other discovery has taken place.  The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class Certification decision.  No amount of damages has been specified.  While we do not have any way to accurately estimate the damages at the present time, plaintiffs have alleged that there are approximately 1,500 facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for June 2003.  On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter.  We are continuing to vigorously defend this suit.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages.  We have denied liability.  Our insurer has undertaken to defend us in the Texas case.

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

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon.  The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River.  We entered into a voluntary letter agreement with the department in mid-August 2000.  In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one, localized area of the property on the property boundary furthest from the river.  Assessment work in 2002 to further characterize the groundwater tends to confirm the initial conclusion that the source of the VOCs is located off site.  There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River Sediments.  Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments.  Assessment work is ongoing.

In December 2000, a nine mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA.  The EPA currently defines the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments.  Our plant is not located on the Willamette River; it lies in what may be the uplands portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River Sediments.  EPA and the Oregon Department of Environmental Quality have agreed to share responsibility for investigation and cleanup of the site. The Oregon Department of Environmental Quality has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work.  EPA has the lead responsibility for conducting in-water work, and the Oregon Department of Environmental Quality is the Support Agency for that work.

Also, in December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site.  In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter.  In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the Oregon Department of Environmental Quality to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River.  Therefore, until our work with the Oregon Department of Environmental Quality was completed, it would be premature for us to enter into any negotiations with EPA.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters.  We are not aware of any current material violations or citations relating to any of these permits or licenses.  We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit Number	Description
10.21	Third Amendment to the Credit Agreement with Wells Fargo Bank, National Association, dated September 30, 2002
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 2002

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Brian W. Dunham, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Northwest Pipe Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

I, John D. Murakami, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Northwest Pipe Company;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)