Form 10-K
period 2002-12-31
NORTHWEST PIPE CO
filed 2003-03-25
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002

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

Common Stock, par value $.01 per share

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes  ☒    No  ☐

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $146,076,457 as of June 28, 2002 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 24, 2003 was 6,548,879 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

General

Northwest Pipe Company (the “Company”) manufactures welded steel pipe in two business segments. In its Water Transmission business (the “Water Transmission” business), the Company is a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In its Tubular Products business (the “Tubular Products” business), the Company manufactures smaller diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of construction, agricultural, energy and industrial applications. In addition, the Company produces propane tanks from its manufacturing facility in Monterrey, Mexico. In 2002, Water Transmission and Tubular Products revenues represented approximately 66% and 34% of the Company’s net sales, respectively. The Company is headquartered in Portland, Oregon. Water Transmission products are manufactured in the Company’s Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in the Company’s Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

Products

Water Transmission Products.    Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch, and other industrial and structural applications. Most of the Company’s water transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plant piping. The Company has the capability to manufacture water transmission pipe in diameters ranging from 4.5” to 156” with wall thickness of 0.135” to 3.00”. The Company has the capability to coat and line these products with cement mortar, polyethylene tape, paints, epoxies and coal tar enamel according to the customers’ specifications. The Company maintains fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

Tubular Products.    Our Tubular Products range in size from 0.50” to 16” in diameter with wall thickness from 0.035” to 0.315”, square tubing from 0.75” to 3”, and rectangular tubing from 0.50” x 1” to 3” x 4”. These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications.

Marketing

Water Transmission.    The primary customers for water transmission products are installation contractors for projects funded by public water agencies. The Company’s plant locations in Oregon, Colorado, California, West Virginia and Texas allow it to efficiently serve customers throughout the United States, Canada and Mexico. The Company’s water transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with the Company’s capabilities and close contact with the project designers and owners throughout the design phase. The Company’s in-house sales force is composed of sales representatives, engineers and support personnel who work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects. As a public water agency develops a pipeline project, the Company’s professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe. After an agency completes a design, they publicize the upcoming bid for a water transmission project. The Company then obtains detailed plans and develops its estimate for the pipe portion of the project. The Company typically bids to installation contractors who include the Company’s bid in their proposal to the public water agency. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Because a substantial portion of the Company’s water transmission revenue is derived from sales related to public water transmission projects, the Company’s sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in obtaining environmental approvals and right-of-way permits. Additionally, adjustments in governmental spending, general budgetary constraints or the inability of governmental entities to issue debt could adversely affect the Company’s water transmission sales.

Tubular Products.    The Company’s tubular products are marketed through a network of direct sales force personnel and independent distributors in the United States, Canada and Mexico. The Company’s tubular products are produced in its plants in Oregon, Kansas, Texas, Louisiana and Mexico. The Company’s marketing strategy focuses on customer service and customer relationships. For example, the Company is willing to sell in small lot sizes and is able to provide mixed truckloads of finished products to its customers. In 2002, approximately 75% of the Company’s tubular products sales were to distributors, and approximately 25% were to original equipment manufacturers. The Company’s sales effort emphasizes regular personal contact with current and potential customers. The Company supplements this effort with targeted advertising and brochures and participation in trade shows.

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

Tubular Products.    Tubular products are manufactured by the ERW process in diameters ranging from 0.50” to 16”. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. Some products are reconfigured into rectangular and square shapes and then cut into the appropriate lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated.

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

Quality Assurance.    The Company has established, documented, implemented and continues to maintain quality management systems for continual improvement and the assurance of consistently providing product that meets customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer. All of the Company’s quality management systems in the United States are certified by the International Organization for Standardization (ISO). The Company is in the process of implementing a quality management system in Mexico to meet the ISO certification requirements. In addition to ISO certification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitary Foundation, Steel Plate Fabricators Association and Underwriters Laboratory, have certified the Company for specific products or operations. The Quality Assurance Department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until verification that all product requirements have been met.

Product Liability.    The manufacturing and use of steel pipe involves a variety of risks. Certain losses may result, or be alleged to result, from defects in the Company’s products, thereby subjecting the Company to claims for damages, including consequential damages. The Company warrants its products to be free of certain defects. The Company maintains insurance coverage against potential product liability claims in the amount of $52 million, which it believes to be adequate. However, there can be no assurance that product liability claims exceeding the Company’s insurance coverage will not be experienced in the future or that the Company will be able to maintain such insurance with adequate coverage.

Backlog

The Company’s backlog includes confirmed orders, including the balance of projects in process, and projects for which the Company has been notified it is the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by the Company may also be subject to cancellation or postponement, however, cancellation would generally obligate the customer to pay the costs incurred by the Company. As of December 31, 2002 and 2001, the Company’s backlog of orders was approximately $55.2 million and $87.7 million, respectively. Backlog as of December 31, 2002 includes projects having a value of approximately $1.2 million for which binding contracts had not yet been executed. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission.    The Company has several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with the Company. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, the Company believes it can more effectively compete throughout the U.S. and Canada. The Company’s primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, the Company’s primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and U.S. Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros., which manufactures prestressed pipe; and American Spiral Weld Pipe Company which manufactures spiral welded steel pipe.

Hanson Concrete Products, Inc., which manufactures concrete cylinder pipe announced plans to begin manufacturing spiral welded steel pipe. The Company expects that Hanson Concrete Products, Inc. will compete primarily in Texas, Oklahoma, Arkansas and Louisiana. No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within the Company’s market areas. New or expanded facilities or new competitors could have a material adverse effect on the Company’s ability to capture market share and maintain product pricing.

Tubular Products.    The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. During the year, the Company continued to experience pricing pressures in the tubular products market, which it believes, was the result of a slow domestic economy and foreign price competition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Raw Materials and Supplies

The Company purchases hot rolled steel coil from a number of primary domestic and import steel producers including National Steel Corporation, California Steel Industries, U.S. Steel, Gallatin Steel, International Steel Group, Steel Dynamics, Oregon Steel Mills, Bali-Klockner and Nucor Corporation. The Company orders steel according to its business forecasts for its Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to the Company, however, the steel price is generally negotiated in advance of the bidding process. From time to time, the Company may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of the Company’s cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond the control of the Company, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Employees

As of December 31, 2002, the Company had 1,318 full-time employees. Approximately 25% were salaried and approximately 75% were employed on an hourly basis. A union represents all of the hourly employees at the Company’s Monterrey, Mexico facility. All other employees are non-union. The Company considers its relations with its employees to be good.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.    Properties

Portland, Oregon    The Portland, Oregon facility consists of approximately 300,000 square feet of covered manufacturing space located on approximately 25 acres. The Company operates three spiral mills and three ERW mills at its Portland, Oregon facility.

Atchison, Kansas    The Atchison, Kansas facility consists of approximately 60,000 square feet of covered manufacturing space located on approximately 40 acres. The Company operates two ERW mills at its Atchison, Kansas facility.

Adelanto and Riverside, California    The Adelanto, California facility consists of approximately 85,000 square feet of covered manufacturing space located on approximately 80 acres. The Company operates two spiral mills at its Adelanto, California facility. The Riverside, California facility consists of approximately 65 acres with approximately 46,100 square feet of covered manufacturing space and the Company operates two spiral mills and one ERW mill at this facility.

Denver, Colorado    The Denver, Colorado facility consists of approximately 157,000 square feet of covered manufacturing space located on approximately 40 acres. The Company operates two spiral mills at this facility.

Bossier City, Louisiana    The Bossier City facility consists of approximately 138,500 square feet of covered manufacturing space located on approximately 21 acres. The Company operates two ERW mills at this facility.

Houston, Texas    The Houston, Texas facility consists of approximately 185,000 square feet of covered manufacturing space located on approximately 15 acres. The Company operates three ERW mills at this facility.

Parkersburg, West Virginia    The Parkersburg, West Virginia facility consists of approximately 134,000 square feet of covered manufacturing space, located on approximately 93 acres. The Company operates two spiral mills at this facility.

Saginaw, Texas    The Saginaw, Texas facility consists of approximately 170,000 square feet of covered manufacturing space, located on approximately 26 acres at two facilities. The Company operates two spiral mills at these facilities.

Monterrey, Mexico    The Monterrey, Mexico facility consists of approximately 25,000 square feet of covered manufacturing space located on approximately five acres. The Company produces propane tanks at this facility.

As of December 31, 2002, the Company owned all of its facilities, except for one of its Saginaw, Texas facilities, which is under a long-term lease through 2008 and 2019, if all extensions are exercised.

The Company has available manufacturing capacity from time to time at each of its facilities. To take advantage of market opportunities, the Company may identify capital projects that will allow it to expand its manufacturing facilities to meet expected growth opportunities.

Item 3.    Legal Proceedings

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On

July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for August 4, 2003. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. While the court has not set a trial date in the declaratory relief action, the parties to that action have agreed to a nonbinding arbitration proceeding. The parties to the underlying DeAnza action have agreed to seek a 60-day continuance to the August 4, 2003 trial date. We are continuing to vigorously defend this suit.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. The Company’s insurer has undertaken to defend us in the Texas case.

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property boundary furthest from the river. Assessment work in 2002 to further characterize the groundwater tends to confirm the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. Assessment work is ongoing.

In December 2000, a six-mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA. The EPA currently describes the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments. Our plant is not located on the Willamette River; it lies in what may be the upland portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River sediments. EPA and the Oregon Department of Environmental Quality have agreed to share responsibility for investigation and cleanup of the site. The Oregon Department of Environmental Quality has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work. EPA has the lead responsibility for conducting in-water work, and the Oregon Department of Environmental Quality is the Support Agency for that work.

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

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Our manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of our operations require environmental permits to control and reduce air and water discharges, which are subject to modification, renewal and revocation by government authorities. We believe that we are in material compliance with all environmental laws, regulations and permits, and we do not anticipate any material expenditures to meet current environmental requirements. However, we could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if they are applied to our facilities in a way we do not anticipate.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Nasdaq National Market System under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 2001 and 2002 were as follows.

	Low	High
2001
First Quarter	$7.016	$14.063
Second Quarter	11.620	17.250
Third Quarter	12.900	17.170
Fourth Quarter	11.500	17.250

2002
First Quarter	$14.620	$17.850
Second Quarter	15.350	23.840
Third Quarter	14.510	23.000
Fourth Quarter	13.500	18.500

There were 110 shareholders of record and approximately 1,900 beneficial shareholders at March 14, 2003. There were no cash dividends declared or paid in fiscal years 2001 or 2002. The Company does not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.    Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	In thousands, except per share amount
Consolidated Statement of Income Data:
Net sales	$266,101	$276,473	$281,409	$240,307	$209,516
Gross profit	43,929	51,402	49,217	48,904	41,664
Net income	9,259	11,111	10,691	13,285	12,581
Basic earnings per share	1.42	1.71	1.65	2.06	1.96
Diluted earnings per share	1.37	1.67	1.62	2.01	1.90

Consolidated Balance Sheet Data:
Working capital	$118,697	$118,273	$75,760	$56,478	$54,237
Total assets	286,732	266,582	283,157	248,271	234,151
Long-term debt, less current portion	75,664	59,009	70,841	76,984	76,321
Stockholders’ equity	127,152	118,245	107,849	97,169	83,715

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, changes in the level of bidding activity, availability and price of raw materials, the timing of customer orders and deliveries, excess or shortage of production capacity, changes in the competitive environment, and other risks discussed in this Report under the caption “Risk Factors” below, and from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Management Estimates:

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition:

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all projects that are fifty percent or more complete except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than one percent are reviewed by senior management personnel. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of the Company’s board of director’s.

Revenue from the Company’s tubular products segment is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Allowance for Doubtful Accounts:

The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2002, the accounts receivable balance of $51.4 million is reported net of allowances for doubtful accounts of $1.1 million. The Company believes the reported allowances at December 31, 2002, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of the Company’s board of director’s.

Long-Lived Assets:

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” The Company assesses impairment of property, plant and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

When the Company determines that the carrying value of the property, plant and equipment or goodwill will not be recoverable, the Company calculates and records impairment losses using future undiscounted cash flows. The Company estimates future undiscounted cash flows using assumptions about the expected future operating performance of the Company. The Company’s estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to its business operations.

As required under SFAS No. 142, the Company performed its annual assessment for impairment of the goodwill as of December 31, 2002. The Company determined that the undiscounted sum of expected future cash flows exceeded the carrying amount of the goodwill, so the Company did not recognize an impairment in accordance with generally accepted accounting principles. In estimating future sales, the Company used its internal budgets. The Company developed its budget based on recent sales data for existing products, planned timing of new product launches and customer commitments related to existing and newly developed products.

Inventories:

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

Income Taxes:

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

Self Insurance:

The Company is self-insured for health claims for certain employees. In addition, the Company is self-insured for a portion of losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and, for workers compensation, certain actuarial assumptions followed in the insurance industry.

Postretirement Benefits:

The Company has two defined benefit pension plans that are frozen. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, and discount rates. Management along with third-party actuaries review all of these assumptions on an ongoing basis.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company’s business segments.

	Year Ended December 31,
	2002	2001	2000
Net sales:
Water transmission	65.6%	65.2%	55.1%
Tubular products	34.4	34.8	44.9

Total net sales	100.0	100.0	100.0
Cost of sales	83.5	81.4	82.5

Gross profit	16.5	18.6	17.5
Selling, general and administrative expenses	8.7	9.1	7.6

Operating income	7.8	9.5	9.9
Interest expense, net	2.1	2.9	3.6

Income before income taxes	5.7	6.6	6.3
Provision for income taxes	2.2	2.6	2.5

Net income	3.5%	4.0%	3.8%

Gross profit as a percentage of segment net sales:
Water transmission	22.0%	23.9%	21.6%
Tubular products	6.1	8.7	12.5

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales.    Net sales decreased slightly to $266.1 million in 2002 from $276.5 million in 2001. No single customer accounted for 10% or more of total net sales in 2002 or 2001.

Water Transmission sales decreased 3.2% to $174.5 million in 2002 from $180.3 million in 2001. The decrease was primarily a result of lower production levels that resulted from a lower bidding activity that began in the latter part of the third quarter of 2002. Starting in the third quarter of 2002 and continuing into early first quarter 2003, the bid dates on over $120 million of projects were delayed until later in 2003. Most of these projects were rescheduled to bid in the first quarter of 2003. Approximately 40% of these projects were postponed because of design or qualification revisions, 27% were postponed because all permits or right of ways had not been finalized and another 14% were postponed due to political considerations. Although we do not believe these delays are indicative of a softening water transmission market, they have resulted in a reduction of our backlog to $55.2 million as of December 31, 2002, one of the lowest amounts that we have experienced in the last few years. The low backlog at the end of 2002, and slow bidding activity at the beginning of 2003, will likely result in production levels in the first half of 2003 that are somewhat lower than for the same period in 2002. The

Company has seen the market improve recently and currently expects the total 2003 market may somewhat exceed the 2002 market.

Tubular Products sales decreased 4.8% to $91.6 million in 2002 from $96.2 million in 2001. The decrease was primarily the result of the continued impact of the slow economy that began in 2001. The Company has seen improvement in demand in certain of its product lines in the first quarter of 2003. The most significant has been in the energy market.

Gross profit.    Gross profit decreased to $43.9 million (16.5% of total net sales) in 2002 from $51.4 million (18.6% of total net sales) in 2001.

Water Transmission gross profit decreased 10.9% to $38.4 million (22.0% of segment net sales) in 2002 from $43.1 million (23.9% of segment net sales) in 2001. Water Transmission gross profit decreased as a result of lower volume and a less favorable mix of projects being produced. The low backlog at the end of 2002 will have an impact on the gross profit in the first half 2003 as our facilities continue to operate at less than optimal levels. Although periods of slow bidding activity and the increased competitive pressure that is generally experienced during such periods typically results in lower margins, we have not seen margins decline significantly on projects booked so far in the first quarter of 2003. We believe that the significant number of projects that are scheduled to bid in the first few months of 2003 may be limiting the impact of downward market pressures on margins. Strong bidding activity should allow the Company to improve its backlog and production utilization level in the latter part of the first half of 2003 and see improved results in the second half of 2003.

Gross profit from Tubular Products decreased 33.2% to $5.5 million (6.1% of segment net sales) in 2002 from $8.3 million (8.7% of segment net sales) in 2001. Tubular Products gross profit decreased in 2002 as a result of decreased volume, higher cost steel and higher cost of production that resulted from lower levels of plant utilization. In the second quarter of 2002 steel suppliers began to aggressively raise the price of steel coil, our primary raw material and the required lead times for delivery began to lengthen. We were successful in passing on the majority of the early steel price increases to our customers. The slow economy and import pricing pressures, however, did not allow us to fully pass on the additional steel price increases we experienced to our customers. This resulted in erosion of our gross profit as the spread between our steel costs and our prices shrunk. In the first quarter of 2003, we have seen steel prices begin to decline, which has helped to modestly improve our spread. However, continued pricing pressure, soft demand and high cost inventory continue to hamper the return to margin levels we generated prior to the 2002 steel price increases. We believe a combination of further reductions in our steel costs and increased demand for our products is required to return the spread to past margin levels. In recent months we have seen our backlog in our Tubular Products Group improve as demand in several of our product lines increased somewhat, most notably in the energy market.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 7.9% to $23.1 million (8.7% of total net sales) in 2002 from $25.1 million (9.1% of total net sales) in 2001. The decrease was primarily the result of lower professional fees ($1.4 million), the elimination of the amortization of goodwill ($0.6 million) and lower advertising, promotion and travel expenses ($0.4 million).

Interest expense.    Interest expense decreased to $5.5 million in 2002 from $8.0 million in 2001. The decrease in interest expense resulted from lower interest rates and the completion of $51.7 million in sale-leaseback transactions in June 2001, the proceeds of which were used to reduce debt.

Income taxes.    The Company’s effective tax rate was approximately 39.2% in 2002 compared to 39.3% in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales.    Net sales decreased slightly to $276.5 million in 2001 from $281.4 million in 2000. No single customer accounted for 10% or more of total net sales in 2001 or 2000.

Water Transmission sales increased 16.3% to $180.3 million in 2001 from $155.1 million in 2000. The increase was primarily a result of higher production that resulted from a significantly improved market in the first three quarters of 2001 compared to the same period in 2000.

Tubular Products sales decreased 23.9% to $96.2 million in 2001 from $126.4 million in 2000. The decrease was primarily the result of aggressive imports in certain product lines, lower energy prices resulting in reduced demand for energy products and a slowing economy.

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

Gross profit from Tubular Products decreased 47.1% to $8.3 million (8.7% of segment net sales) in 2001 from $15.7 million (12.4% of segment net sales) in 2000. Tubular Products gross profit decreased in 2001 as a result of decreased volume, increased pricing pressure from imported products in certain product lines, decrease in energy product demand and pricing and higher costs of production that resulted from low plant utilization.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased 17.2% to $25.1 million (9.1% of total net sales) in 2001 from $21.4 million (7.6% of total net sales) in 2000. The increase was primarily the result of the settlement of old outstanding disputed claims ($1.6 million), higher personnel expense ($1.2 million) and higher legal fees ($0.7 million).

Interest expense.    Interest expense decreased to $8.0 million in 2001 from $10.1 million in 2000. The decrease in interest expense resulted from the completion of $51.7 million in sale-leaseback transactions in 2001, the proceeds of which were used to reduce debt and lower interest rates.

Income taxes.    The Company’s effective tax rate was approximately 39.3% in 2001 compared to 39.5% in 2000.

Liquidity and Capital Resources

The Company generally finances its operations through cash flows from operations and available borrowings. At December 31, 2002, the Company had cash and cash equivalents of $161,000 and available borrowings of $22.7 million.

Net cash provided by operating activities in 2002 was $25.2 million. This was primarily the result of $9.3 million of net income, non-cash adjustments for depreciation and amortization of $3.8 million, decrease in cost and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade receivables of $6.8, $1.9 and $1.7 million, respectively; and an increase in accounts payable of $3.0 million. The decrease in cost and estimated earnings in excess of billings on uncompleted contracts, inventories, trade receivables resulted from the decreased demand in the Water Transmission segment of the business. The increase in accounts payable resulted from the large shipment of steel by our steel suppliers at the end of the year.

Net cash used in investing activities in 2002 was $30.4 million, which primarily related to additions of property and equipment of $11.8 million; the exercise of the purchase option on a sale-leaseback of machinery and equipment for $4.1 million; and the repurchase and completion of a new sale-leaseback transaction that resulted in the net purchase of $10.5 million of machinery and equipment. Capital expenditures are expected to be between $6.0 and $8.0 million in 2003.

Net cash provided by financing activities in 2002 was $5.3 million, which primarily resulted from borrowings under the Company’s credit agreement of $15.3 million partially offset by long-term debt payments of $11.0 million.

The Company had the following significant components of debt at December 31, 2002: a $40 million credit agreement under which $17.3 million was outstanding; $4.3 million of Series A Senior Notes; $25.0 million of Series B Senior Notes; $25.7 million of Senior Notes; an Industrial Development Bond of $2.0 million; and capital lease obligations of $2.4 million.

The credit agreement expires on June 30, 2004, and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 1.25% to 3.25% (4.50% at December 31, 2002), or at prime less 0.5% (4.00% at December 31, 2002). At December 31, 2002, the Company had $19.1 million bearing interest at 4.00%, partially offset by $1.8 million in cash receipts that had not been applied to the loan balance and additional net borrowing capacity under the line of credit of $22.7 million.

The Senior Notes in the principal amount of $25.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid semi-annually on May 15 and November 15. The Series A Senior Notes in the principal amount of $4.3 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid semi-annually on April 1 and October 1. The Series B Senior Notes in the principal amount of $25.7 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid semi-annually on April 1 and October 1. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) are all unsecured.

The Industrial Development Bond of $2.0 million matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bonds is variable. It was 1.65% as of December 31, 2002 as compared to 1.50% on December 31, 2001. The Bonds are collateralized by property and equipment of the Company and guaranteed by an irrevocable letter of credit.

The Company leases certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2002 are $2.8 million and $2.4 million, respectively. The aggregated interest rate on the capital leases is 8.7%.

The Company has operating leases with respect to certain manufacturing equipment that requires it to pay property taxes, insurance and maintenance. Under the terms of the operating leases, we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with the Company’s other debt instruments already in place, and an operating line of credit, best meet the Company’s near term financing and operating capital requirements compared to other available options.

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

The following table sets forth the Company’s commitments under the terms of its debt obligations and operating leases:

	Total	2003	2004 / 2005	2006 / 2007	Thereafter
Credit Agreement	$17,337	$—	$17,337	$—	$—
The Notes	55,000	10,714	21,428	18,572	4,286
Industrial Development Bond	2,000	250	500	500	750
Capital Leases	2,824	1,073	1,751	—	—
Operating Leases	45,580	13,093	21,877	10,155	455

Total Obligations	$122,741	$25,130	$62,893	$29,227	$5,491

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to the Company’s financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure by the Company to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2002, the Company was in compliance with all covenants specified in its debt agreements.

The Company’s working capital requirements have stabilized due to a temporary decrease in the Company’s water transmission business and the continued slowness in Tubular Product sales. The extended payment cycle of the Water Transmission business significantly affects the Company’s working capital requirements. As volume decreases in the Water Transmission business, working capital requirements decrease as additional raw material, work-in-process and finished product awaiting shipment are less than the product being shipped. This increase in shipments results in increased trade receivables that will result in increased collections. As the volume of the Water Transmission and Tubular Product segments increase, working capital requirements will increase as investment in additional raw material, work-in-process and finished goods awaiting shipment is necessary to meet the increased volume.

Recent business failures, the general downturn in the economy and continued conservatism in the lending community have affected the Company’s access to certain financial instruments. Current favorable short-term rates under the Company’s credit agreement have allowed it to reduce total interest expense as the Company uses proceeds under the credit agreement to make the required principal payments under the Notes. The Company expects to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2003. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under its credit agreement will be adequate to fund its working capital and capital requirements for at least the next twelve months. To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes and capital and operating leases if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of the Company’s working capital or necessitate additional bank borrowings.

Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Thus, FIN 46 is effective for the Company’s third quarter of 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in the third quarter of 2003, however, based on its preliminary assessment the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Stock-Based Compensation—Transition and Disclosure”, an amendment of FAS 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002, this year end and the Company’s first quarter of 2003, respectively. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe that the adoption of this Statement will have a significant impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company will adopt the provisions of this Interpretation effective January 1, 2003 and does not expect it to have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 to have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company has completed an evaluation of the impact of SFAS 144 on the Company’s financial statements. The Statement did not have an impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In June 2001, the FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. SFAS 142 requires companies to review goodwill and other intangible assets annually or more frequently if impairment indicators arise. The Company completed its annual impairment review required by SFAS 142 and believes that no impairment of goodwill existed at December 31, 2002.

Risk Factors

Following are the key risk factors that have affected the Company’s net sales and net income in the past and could materially impact the Company’s future net sales and net income:

Any decline in demand for public water transmission projects could adversely affect our business.    Our water transmission business accounted for approximately 66% of our net sales in 2002. Our water transmission products are used primarily in public water transmission projects. As a result, our sales could be impacted adversely by declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt.

Project delays in public water transmission projects could adversely affect our business.    The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with too little notice to allow us to replace those projects in our manufacturing schedules. As a result, our business may be adversely affected by unplanned downtime.

We have a significant amount of outstanding debt.    We have financed our operations through cash flow from operations, available borrowings and other financing arrangements. The debt we have incurred could adversely affect us because:

•	our ability to obtain additional financing for working capital or other purposes in the future may be limited;

•	a portion of our cash flow from operations and funds available under our credit agreement is dedicated to the payment of the principal and interest on our debt, which reduces funds available for operations; and

•	certain of our borrowings are at variable rates of interest, which cause us to be vulnerable to increases in interest rates.

Our ability to make scheduled payments on our debt will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels and other financial, competitive and business factors, many of which are beyond our control. Our outstanding debt includes financial covenants that impose certain requirements with respect to our financial condition and results of operations. These covenants place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions.

We may be subject to claims for damages for defective products, which could adversely affect our results of operations.    We warrant our products to be free of certain defects. Losses may result or be alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages. We are currently a defendant in a class-action lawsuit alleging that a company we acquired manufactured and sold small diameter, thin walled fire sprinkler pipe that was defective. The plaintiffs have not alleged damages in a specific amount but seek replacement costs for the allegedly defective pipe. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition and results of operations.

Fluctuations in steel prices may affect our future operating results.    Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect our cost of sales. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by increases in our prices could have an adverse effect on our business, financial condition and results of operations.

Our business is very competitive and increased competition could reduce our gross margins and net income.    We face significant competition. Orders in the water transmission business are competitively bid, and price competition can be vigorous. There are many competitors in the tubular products business, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross margins, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. Our business could also be impeded if existing competitors expand, or if they or new competitors establish new facilities within our market areas.

Our tubular products business faces intense competition from imports.    The level of imports of tubular products affects the domestic tubular products market. High levels of imports may reduce the volume of tubular products sold by domestic producers and depress selling prices of tubular products. We believe that import levels are affected by, among other things, overall worldwide demand for tubular products, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports of tubular products in the United States and Canada could adversely affect our business, financial condition and results of operations.

On March 5, 2002, the President of the United States announced a tariffs-and-quota plan, which took effect March 20, 2002. The plan is effective for three years, requires a review in 18 months and could be amended if the steel industry’s financial situation changes over the three-year period. The plan includes a 15% tariff on imported circular welded products, many of which compete with certain of our products. On the next two anniversary dates of the plan, the tubular products tariff will decrease 3% each year. Tariffs are subject to challenge by affected producers and countries. Changes in the plan resulting in a reduction or elimination of the tariffs may result in increased import competition.

Our water transmission business faces competition from concrete and ductile iron pipe manufacturers.    Water transmission pipe is manufactured generally from steel, concrete or ductile iron. Each pipe material has advantages and disadvantages. Steel and concrete are more common materials for larger diameter water transmission pipelines because ductile iron pipe generally is limited in diameter due to its manufacturing process. The public agencies and engineers who determine the specifications for water transmission projects analyze these pipe materials for suitability for each project. Individual project circumstances normally dictate the preferred material. If we experience cost increases in raw material, labor and overhead specific to our industry or the location of our facilities, while competing products or companies do not experience similar changes, we could experience a change in the demand, price and profitability of our products.

Our quarterly operating results are subject to significant fluctuation.    Our net sales and net income may fluctuate significantly from quarter to quarter due to the size and schedule for deliveries of water transmission orders, the seasonal variation in demand for tubular products, fluctuations in the cost of steel and other raw materials, and competitive pressures. Results of operations in any period are not indicative of results for any future period, and comparisons between any two periods may not be meaningful.

Recent accounting pronouncements may require us to write-down our goodwill, which could materially impair our net worth.    In July 2001, FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. We have $21.5 million of goodwill recorded on our financial statements as of December 31, 2002. If, as a result of the implementation of SFAS 141 and/or SFAS 142, we are required to write-down any of our goodwill, our net worth will be reduced. Since our credit agreement contains a covenant requiring us to maintain a minimum net worth, this reduction in net worth, if substantial, may result in an event of default under the credit agreement, which would prevent us from borrowing additional funds. SFAS 142 requires companies to review annually or more frequently if impairment indicators arise. We have completed our annual impairment review and believe that no impairment of goodwill exists at December 31, 2002.

We depend on our senior management team, and the loss of any member could adversely affect our operations.    Our success depends on the management and leadership skills of our senior management team. The loss of any of these individuals, particularly Brian W. Dunham, our president and chief executive officer, or our inability to attract, retain and maintain additional personnel, could prevent us from fully implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel, although we have an agreement with William R. Tagmyer, our Chairman of the Board.

The success of our business is affected by general economic conditions, and our business may be adversely affected by economic slowdown or recession.    Periods of economic slowdown or recession in the United States, or the public perception that one may occur, could decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted by the general slowing of the economy and any worsening of the economic slowdown could have further negative impacts on our business.

Our stock’s relatively low trading volume may limit your ability to sell your shares.    Although our shares of common stock are listed on the Nasdaq National Market, our average daily trading volume over the twelve months ended December 31, 2002 is approximately 12,815 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

The market price of our common stock is subject to significant fluctuations.    The market price of our common stock could be subject to significant fluctuations, and may decline below the public offering price. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and revenues;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructuring;

•	sales of our common stock by shareholders;

•	general market conditions; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We are subject to various environmental laws, which may require us to incur substantial costs, thereby reducing our profits.    Failure to comply with environmental laws, regulations and permits, or changes in such laws, including the imposition of more stringent standards for discharges into the environment, could result in substantial operating costs and capital expenditures in order to maintain compliance and could also include fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities may have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these or at other locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could reduce our profits. We have been notified by the Environmental Protection Agency that we may be subject to potential liability in connection with a Superfund Assessment Site in Portland, Oregon. We cannot predict if it will be determined that we have liability with respect to this site, but any such determination could have a material adverse affect on our business, financial condition and results of operations.

Certain provisions of our governing documents and Oregon law could discourage potential acquisition proposals.    Our articles of incorporation contain provisions that:

•	classify the board of directors into three classes, each of which serves for a three-year term with one class elected each year;

•	provide that directors may be removed by shareholders only for cause and only upon the affirmative vote of 75% of the outstanding shares of common stock; and

•	permit the board of directors to issue preferred stock in one or more series and to fix the number of shares constituting any such series, the voting powers and all other rights and preferences of any such series, without any further vote or action by our shareholders.

In addition, we are subject to the Oregon Business Combination Act, which imposes certain restrictions on business combination transactions and may encourage parties interested in acquiring us to negotiate in advance with our board of directors. We also have a shareholder rights plan that acts to discourage any person or group from making a tender offer for, or acquiring, more than 15% of our common stock without the approval of our board of directors. Any of these provisions could discourage potential acquisition proposals, could deter, delay or prevent a change in control that our shareholders consider favorable and could depress the market value of our common stock.

We face risks in connection with potential acquisitions.    Acquiring businesses that complement or expand our operations has been an important element of our business strategy in the past. Although we have not completed an acquisition since 1999, we continue to evaluate potential acquisitions that may expand and complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operation efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our earnings and profitability could be adversely affected.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The Company uses derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. The Company has entered into a Foreign Exchange Agreement (“Agreement”) for $4.7 million. The Agreement guarantees that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of December 31, 2002, $4.7 million was still open and the Agreement is expected to be completed by June 30, 2003. The Company believes its current risk exposure to the exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt. The debt subject to change in interest rates are its $40.0 million revolving credit line ($17.3 million outstanding as of December 31, 2002) and an Industrial Revenue Bond ($2.0 million outstanding as of December 31, 2002). The Company believes its current risk exposure to interest rate movements to be immaterial. Information required by this item is set forth in Notes 1, 6 and 7 of the Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-24. The financial statement schedule required by this item is included on page S-1. The information required by this item is included under the caption Quarterly Data, in Note 15 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Information as to Nominees and Continuing Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is included under the caption Executive Compensation in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1) Financial Statements

The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.

(a) (2) Financial Statement Schedule

The following schedule and report of independent accountants are filed herewith:

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

10.6

Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.7

Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.8

1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1999 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 9, 1999 *

10.9

Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 *

10.10

Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 *

10.11

Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 4, 2000 *

10.12

Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

10.13

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000 *

10.14

General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

*This exhibit constitutes a management contract or compensatory plan or arrangement.

Exhibit Number	Description

10.15

Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001 *

10.16

Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001 *

10.17

Credit Agreement with Wells Fargo Bank, National Association, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.18

General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.19

First Amendment to the Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated April 5, 2002, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 7, 2002

10.20

Second Amendment to the Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated June 30, 2002, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002

10.21

Third Amendment to the Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated September 30, 2002, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 15, 2002

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Report of Independent Accountants

To the Board of Directors and

Shareholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/    PricewaterhouseCoopers LLP

Portland, Oregon

February 18, 2003

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net sales	$266,101	$276,473	$281,409
Cost of sales	222,172	225,071	232,192

Gross profit	43,929	51,402	49,217

Selling, general and administrative expense	23,140	25,116	21,436

Operating income	20,789	26,286	27,781

Interest expense, net	5,549	7,989	10,120

Income before income taxes	15,240	18,297	17,661

Provision for income taxes	5,981	7,186	6,970

Net income	$9,259	$11,111	$10,691

Basic earnings per share	$1.42	$1.71	$1.65

Diluted earnings per share	$1.37	$1.67	$1.62

Shares used in per share calculations:
Basic	6,543	6,507	6,472

Diluted	6,756	6,647	6,608

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$9,259	$11,111	$10,691

Other comprehensive loss:
Minimum pension liability	(551)	(921)	(217)
Tax effect	216	362	86

Comprehensive income	$8,924	$10,552	$10,560

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$161	$71
Trade receivables, less allowance for doubtful accounts of $1,100 and $573	51,406	53,135
Costs and estimated earnings in excess of billings on uncompleted contracts	49,393	56,235
Inventories	52,586	54,499
Deferred income taxes	2,233	1,980
Prepaid expenses and other	3,128	2,841

Total current assets	158,907	168,761
Property and equipment, net	99,550	71,223
Goodwill, net	21,451	21,451
Restricted assets	2,300	2,300
Other assets	4,524	2,847

Total assets	$286,732	$266,582

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$—	$2,041
Current portion of long-term debt	250	10,964
Current portion of capital lease obligations	838	868
Accounts payable	31,098	28,121
Accrued liabilities	8,024	8,494

Total current liabilities	40,210	50,488
Note payable to financial institution	17,337	—
Long-term debt, less current portion	56,750	57,000
Capital lease obligations, less current portion	1,577	2,009
Deferred income taxes	15,308	13,204
Deferred gain on sale of fixed assets	26,084	24,103
Pension and other benefits	2,314	1,533

Total liabilities	159,580	148,337

Commitments and contingencies (Notes 9 and 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,548,879 and 6,517,997 shares issued and outstanding	65	65
Additional paid-in-capital	39,572	39,373
Retained earnings	89,204	79,945
Accumulated other comprehensive loss:
Minimum pension liability	(1,689)	(1,138)

Total stockholders’ equity	127,152	118,245

Total liabilities and stockholders’ equity	$286,732	$266,582

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 1999	6,459,930	$64	$38,962	$58,143	$—	$97,169
Net income				10,691		10,691
Issuance of common stock under stock option plans	19,969		19			19
Issuance of common stock under employee stock purchase plan	18,182	1	180			181
Minimum pension liability adjustment					(217)	(217)
Tax benefit of stock options exercised			6			6

Balances, December 31, 2000	6,498,081	65	39,167	68,834	(217)	107,849
Net income				11,111		11,111
Issuance of common stock under stock option plans	4,546		52			52
Issuance of common stock under employee stock purchase plan	15,370		150			150
Minimum pension liability adjustment					(921)	(921)
Tax benefit of stock options exercised			4			4

Balances, December 31, 2001	6,517,997	65	39,373	79,945	(1,138)	118,245
Net income				9,259		9,259
Issuance of common stock under stock option plans	24,967		93			93
Issuance of common stock under employee stock purchase plan	5,915		71			71
Minimum pension liability adjustment					(551)	(551)
Tax benefit of stock options exercised			35			35

Balances, December 31, 2002	6,548,879	$65	$39,572	$89,204	$(1,689)	$127,152

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$9,259	$11,111	$10,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,793	5,918	7,280
Deferred income taxes	1,851	(791)	4,543
Gain on sale of property and equipment	(2,666)	(1,462)	(559)
Tax benefit of nonqualified stock options exercised	35	4	6
Changes in current assets and liabilities:
Trade receivables, net	1,729	(62)	(5,139)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,842	(8,985)	(24,861)
Inventories	1,913	5,529	(15,666)
Refundable income taxes	—	2,129	115
Prepaid expenses and other	(287)	(658)	39
Accounts payable	2,977	66	10,497
Accrued and other liabilities	(240)	2,343	1,568

Net cash provided by (used in) operating activities	25,206	15,142	(11,486)

Cash Flows From Investing Activities:
Additions to property and equipment	(28,823)	(12,182)	(10,976)
Proceeds from sale of property and equipment	75	260	691
Other assets	(1,677)	(1,344)	(885)

Net cash used in investing activities	(30,425)	(13,266)	(11,170)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	164	202	200
Payments on long-term debt	(10,964)	(7,124)	(2,124)
Net borrowings (proceeds) under notes payable	15,296	(46,159)	8,200
Proceeds of sale-leaseback	1,275	51,744	14,446
Borrowings from capital lease obligations	416	—	2,015
Payments on capital lease obligations	(878)	(821)	(697)

Net cash provided by (used in) financing activities	5,309	(2,158)	22,040

Net increase (decrease) in cash and cash equivalents	90	(282)	(616)
Cash and cash equivalents, beginning of period	71	353	969

Cash and cash equivalents, end of period	$161	$71	$353

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$5,432	$8,585	$9,930
Cash paid during the period for income taxes	4,901	3,614	3,074

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

Property and Equipment

Property and equipment, including land, buildings and equipment under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives.

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	20 – 30 years
Buildings	20 – 40 years
Equipment	5 – 18 years
Equipment under capital leases	5 – 10 years

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $21.5 million at December 31, 2002 and 2001. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is no longer amortized (See Note 5). Prior to 2002, goodwill was amortized on the straight-line method over 40 years and amortization charged to operations was $593 in 2001 and 2000.

Revenue Recognition

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

total costs of each contract. Estimated total costs are reviewed monthly and updated by project management and operations personnel for all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than one percent are reviewed by senior management personnel. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 213,359, 140,296 and 135,738 for the years ended December 31, 2002, 2001, 2000, respectively, were used in the calculations of diluted earnings per share. Options to purchase 288,357 shares of common stock at prices of $17.125 to $22.875 per share, options to purchase 424,017 shares of common stock at prices of $14.563 to $22.875 per share, and options to purchase 561,558 shares of common stock at prices of $13.563 to $22.875 per share were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2002 and 2001.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments and contract disputes. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. If the past due amount results from a specific water transmission project, a specific

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company believes the reported allowances at December 31, 2002, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

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

Long-Lived Assets

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” The Company assesses impairment of property, plant and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.

When the Company determines that the carrying value of the property, plant and equipment or goodwill will not be recoverable, the Company calculates and records impairment losses using future undiscounted cash flows. The Company estimates future undiscounted cash flows using assumptions about the expected future operating performance of the Company. The Company’s estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to its business operations. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2002.

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

Self Insurance

The Company is self-insured for health claims for certain employees. In addition, the Company is self-insured for a portion of losses and liabilities associated with workers compensation claims. Losses are accrued based upon

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

the Company’s estimates of the aggregate liability for claims incurred using historical experience and, for workers compensation, certain actuarial assumptions followed in the insurance industry.

Postretirement Benefits

The Company has two defined benefit pension plans that are frozen. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, and discount rates. Management along with third-party actuaries review all of these assumptions on an ongoing basis.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

At December 31, 2002, the Company has three stock-based compensation plans, which are described more fully in Note 10. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net income, as reported	$9,259	$11,111	$10,691
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	153	281	164

Pro forma net income	$9,106	$10,830	$10,527

Earnings per share:
Basic—as reported	$1.42	$1.71	$1.65
Basic—pro forma	$1.39	$1.66	$1.63
Diluted—as reported	$1.37	$1.67	$1.62
Diluted—pro forma	$1.35	$1.63	$1.59

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Thus, FIN 46 is effective for third quarter of 2003 with transitional disclosure required with these financial statements. The Company will adopt these provisions in the third quarter of 2003, however, based on its preliminary assessment the Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS 148, “Stock-Based Compensation—Transition and Disclosure,” an amendment of FAS 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002, this year-end and the first quarter of 2003, respectively. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe that the adoption of this Statement will have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company will adopt the provisions of this Interpretation effective January 1, 2003 and does not expect it to have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies “EITF” Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds the provisions of SFAS 4 that requires companies

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. Management does not expect the provisions of SFAS 145 to have a material impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the initial application of SFAS 143 will not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company completed an evaluation of the impact of SFAS 144 on its financial statements. The Statement did not have an impact because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

In June 2001, the FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 effective January 1, 2002. SFAS 142 requires companies to review goodwill and other intangible assets annually or more frequently if impairment indicators arise. The Company completed its annual impairment review required by SFAS 142 and believes that no impairment of goodwill existed at December 31, 2002.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2002	2001
Costs incurred on uncompleted contracts	$164,333	$164,237
Estimated earnings	48,790	55,290

	213,123	219,527
Less billings to date	(163,730)	(163,292)

	$49,393	$56,235

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

3.	INVENTORIES:

	December 31,
	2002	2001
Finished goods	$27,306	$32,273
Raw materials	22,951	20,189
Materials and supplies	2,329	2,037

	$52,586	$54,499

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2002	2001
Land and improvements	$15,860	$15,708
Buildings	29,612	29,076
Equipment	64,683	43,322
Equipment under capital leases	4,843	4,427
Construction in progress	9,313	4,204

	124,311	96,737
Less accumulated depreciation and amortization	(24,761)	(25,514)

Property and equipment, net	$99,550	$71,223

Depreciation expense was $3,793, $5,325 and $6,687 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization associated with property and equipment under capital leases was $1,108 and $701 at December 31, 2002 and 2001, respectively.

5.	GOODWILL:

	December 31,
	2002	2001
Goodwill	$23,717	$23,717
Less accumulated amortization	(2,266)	(2,266)

Goodwill, net	$21,451	$21,451

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

The following table summarizes the impact of SFAS 142 on net income and earnings per share had SFAS 142 been in effect for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Net income	$9,259	$11,111	$10,691
Add: amortization of goodwill	—	593	593
Income tax effect	—	(233)	(234)

Net income as adjusted	$9,259	$11,471	$11,050

Basic earnings per share:
Net income as reported	$1.42	$1.71	$1.65
Add: amortization of goodwill, net of taxes	—	0.05	0.06

Net income as adjusted	$1.42	$1.76	$1.71

Diluted earnings per share:
Net income as reported	$1.37	$1.67	$1.62
Add: amortization of goodwill, net of taxes	—	0.05	0.05

Net income as adjusted	$1.37	$1.72	$1.67

6.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2002, the Company had a $40.0 million line of credit agreement, under which $17.3 million was outstanding. This resulted from $19.1 million bearing interest at 4.00%, partially offset by $1.8 million of cash receipts that had not been applied to the line of credit. At December 31, 2002, the Company had additional net borrowing capacity under the line of credit of $22.7 million. The credit agreement expires on June 30, 2004 and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 1.25% to 3.25%(4.50% at December 31, 2002), or at prime less 0.5% (4.00% at December 31, 2002). The line of credit agreement contains the following covenants; minimum earnings before tax plus interest (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio, maximum funded debt to EBITDA, minimum tangible net worth and ratio of unsecured funded debt to asset coverage. At December 31, 2002, the Company was in compliance with all covenants specified in the line of credit agreement, as amended.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

7.	LONG-TERM DEBT:

	December 31,
	2002	2001
Industrial Development Bond, maturing on April 15, 2010, issued in accordance with Internal Revenue Code Section 144(a), variable interest (1.65% at December 31, 2002 and 1.50% at December 31, 2001) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed by an irrevocable letter of credit from a bank	$2,000	$2,250

Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million that began November 15, 2001, plus interest at 6.87% paid semi-annually, on May 15 and November 15, without collateral	25,000	30,000

Series A Senior Notes, maturing on April 1, 2005, due in annual payments of $1.4 million that began April 1, 1999, plus interest at 6.63% paid semi-annually, on April 1 and October 1, without collateral	4,286	5,714

Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million that began April 1, 2002, plus interest at 6.91% paid semi-annually, on April 1 and October 1, without collateral	25,714	30,000

Total long-term debt	$57,000	$67,964

Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$250	$10,964
Long-term debt, less current portion	56,750	57,000

	$57,000	$67,964

The Company is required to maintain certain financial ratios under its long-term debt agreements. As of December 31, 2002, the most restrictive of these was a requirement to maintain consolidated indebtedness at or below 58% of consolidated total capitalization. At December 31, 2002, the Company was in compliance with all financial ratios specified in its long-term debt agreements.

Future principal payments are as follows:

2003	$10,964
2004	10,964
2005	10,964
2006	9,536
2007	9,536
Thereafter	5,036

$57,000

Principal payments due within one year have been classified as long-term as they are expected to be refinanced through the line of credit or other long-term debt instruments.

Interest expense was $5,549 in 2002. Interest expense was $7,989, net of amounts capitalized of $50 in 2001. Interest expense was $10,120, net of amounts capitalized of $100, in 2000.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

8.	LEASES:

Capital Leases

The Company leases certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2002 are as follows:

2003	$1,073
2004	1,073
2005	678

Total minimum lease payments	2,824
Less—amount representing interest	409

Present value of minimum lease payments with interest rates of 8.7%	2,415
Current portion of capital lease	838

Capital lease obligation, less current portion	$1,577

Operating Leases

The Company has entered into various equipment leases with terms of seven years or less. Total rental expense for 2002, 2001 and 2000 was $11,773, $9,008 and $1,886, respectively. Future minimum payments as of December 31, 2002 for operating leases with initial or remaining terms in excess of one year are:

2003	$13,093
2004	12,967
2005	8,910
2006	7,490
2007	2,665
Thereafter	455

$45,580

On September 26, 2000, the Company completed a sale-leaseback of certain manufacturing equipment for $14.4 million. The length of the lease is eighty-four months and includes options beginning after the third year to terminate, purchase or continue to rent through the term length.

On June 29, 2001, the Company completed a sale-leaseback of certain manufacturing equipment for $49.8 million. The length of the leases are sixty months and includes options to terminate, purchase or continue to rent through the term length.

In the fourth quarter of 2001, the Company completed additional operating leases on certain manufacturing equipment for $1.9 million. The lengths of the leases are sixty months.

In the third quarter of 2002, the Company completed additional operating leases on certain manufacturing equipment for $3.5 million. The lengths of the leases are from thirty-six to eighty-four months.

On December 15, 2002, the Company repurchased certain manufacturing equipment that was included in the June 29, 2001 sale-leaseback transactions. Also, on December 15, 2002 the Company completed a new sale-leaseback transaction for $24.9 million that included a portion of the repurchased manufacturing equipment. The

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

length of the new sale-leaseback is forty-eight months and includes options beginning after the second year to terminate, purchase or continue to rent through the term length. Rent expense is recorded on a straight-line basis over forty-eight months. The Company recognized an additional net deferred gain of $5.6 million as a result of the new sale-leaseback. The deferred gain that will be amortized over the lease term is limited by the maximum guaranteed residual amount.

These leases, along with the Company’s other debt instruments already in place, and an operating line of credit, best meet the Company’s near term financing and operating capital requirements compared to other available options. The Company continues to evaluate the use of additional operating leases and other financial instruments to meets its financing strategies, if such sources are available on satisfactory terms.

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

The Company has a non-qualified retirement savings plan that covers the officers and selected highly compensated employees. The non-qualified plan matches up to 50% of employee contributions to the plan, subject to certain limitations. It also provides a Company funded program for the officers that establish a retirement target fund. The retirement target fund amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency.

The Company also has two noncontributory defined benefit plans, a union and a salaried benefit plan. Both plans are frozen. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan.

Total expense for all retirement plans in 2002, 2001 and 2000 was $983, $925 and $660, respectively.

10.	STOCK-BASED COMPENSATION PLANS:

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan (the “ESPP”), which allowed employees of the Company to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP was discontinued after the May 1, 2002 offering period. Participating employees could have elected to contribute up to 10% of their eligible compensation, subject to certain limitations, during each pay period to the ESPP. The ESPP provided for two semi-annual offering periods beginning May 1 and November 1 of each year. Participant funds were accumulated during the offering period and used to automatically purchase shares of the Company’s common stock at 85% of the lower of the fair market value of such stock at the beginning of the offering period or the fair market value at the purchase date. The Company had made 300,000 shares of common stock available for sale under the ESPP and had issued 47,662 shares as of December 31, 2002.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

Stock Option Plans

The Company has two stock option plans for employees and directors. The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price, which is 100 percent of the fair value of the Company’s stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price, which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. There were 1,030,893, 1,055,860 and 1,060,406 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2002, 2001 and 2000 respectively.

A summary of status of the Company’s stock options as of December 31, 2002, 2001 and 2000 and changes during the year ended on those dates is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 1999	650,791	$13.27
Options granted	178,251	13.56
Options exercised	(19,969)	0.98
Options canceled	(7,053)	16.28

Balance, December 31, 2000	802,020	13.61
Options granted	181,449	13.91
Options exercised	(4,546)	11.44
Options canceled	(15,946)	17.38

Balance, December 31, 2001	962,977	13.62
Options granted	66,357	17.90
Options exercised	(24,967)	3.74
Options canceled	(7,397)	15.50

Balance, December 31, 2002	996,970	$14.13

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$ 1.00 – $ 4.78	157,670	2.26	$4.06	157,670	$4.06
$10.63 – $13.56	183,731	7.24	13.46	103,617	13.38
$14.00 – $14.56	179,048	8.28	14.03	68,756	14.07
$14.75 – $17.13	171,316	5.94	14.91	135,064	14.95
$17.90 – $18.75	201,016	5.84	18.47	151,960	18.66
$18.88 – $22.88	104,189	5.14	21.11	101,008	21.11

	996,970			718,075

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2002, 2001 and 2000, respectively: 718,075 at $14.13, 608,784 at $13.10 and 473,904 at $12.36.

In accordance with SFAS 123 “Accounting for Stock Based Compensation,” pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented in Note 1. The fair value of options granted in 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.76%	4.93%	6.69%
Expected dividend yield	0%	0%	0%
Expected volatility	47.93%	45.91%	32.38%
Expected lives (years)	6.49	5.00	5.00

The weighted average grant date fair value of options granted during 2002, 2001 and 2000 was $9.66, $6.48 and $3.85, respectively. The weighted average purchase price and weighted average fair value of shares issued under the ESPP in 2002 were $11.94 and $14.05, respectively.

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

12.    COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that the Company acquired in 1998 and subsequently merged into the Company are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. The Company answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud,

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied the Company’s Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While the Company does not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for August 4, 2003. On September 3, 2002, the Company filed a declaratory relief action against its insurance carriers alleging that they are obligated to defend and indemnify the Company in this matter. While the court has not set a trial date in the declaratory relief action, the parties to that action have agreed to a nonbinding arbitration proceeding. The parties to the underlying DeAnza action have agreed to seek a 60-day continuance to the August 4, 2003 trial date. The Company is continuing to vigorously defend this suit.

The Company has also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. The Company has denied liability. The Company’s insurer has undertaken to defend the Company in the Texas case.

In November 1999, the Oregon Department of Environmental Quality requested that the Company perform a preliminary assessment of its plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property boundary furthest from the river. Assessment work in 2002 to further characterize the groundwater tends to confirm the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. Assessment work is ongoing.

In December 2000, a six-mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA. The EPA currently describes the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments. The Company’s plant is not located on the Willamette River; it lies in what may be the upland portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River sediments. EPA and the Oregon Department of Environmental Quality have agreed to share responsibility for investigation and cleanup of the site. The Oregon Department of Environmental Quality has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work. EPA has the lead responsibility for conducting in-water work, and the Oregon Department of Environmental Quality is the Support Agency for that work.

Also, in December 2000, EPA notified the Company and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter. In the last week of December 2000, the Company responded to the EPA’s inquiry stating that the Company was working with the Oregon Department of Environmental Quality to determine whether its plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River. Therefore,

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

until the Company’s work with the Oregon Department of Environmental Quality is completed, it would be premature for the Company to enter into any negotiations with EPA.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company’s manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of its operations require environmental permits to control and reduce air and water discharges, which are subject to modification, renewal and revocation by government authorities. The Company believes that it is in material compliance with all environmental laws, regulations and permits, and the Company does not anticipate any material expenditures to meet current environmental requirements. However, the Company could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if they are applied to its facilities in a way the Company does not anticipate.

The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

Commitments

As of December 31, 2002, the Company had outstanding raw material purchase commitments of approximately $13.9 million.

13.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$3,430	$6,762	$1,678
State	700	1,215	749
Deferred:
Federal	1,661	(710)	4,077
State	190	(81)	466

	$5,981	$7,186	$6,970

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

	Year Ended December 31,
	2002	2001	2000
Provision at statutory rate	$5,334	$6,405	$6,181
State provision, net of federal benefit	478	688	569
Other	169	93	220

	$5,981	$7,186	$6,970

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2002	2001
Deferred tax assets:
Trade receivables, net	$429	$224
Accrued employee benefits	742	749
Inventories	926	871
Net operating loss carryforwards	1,086	1,222

Total deferred tax assets	3,183	3,066

Deferred tax liabilities:
Property and equipment	(16,396)	(14,290)
Other	138	—

Total deferred tax liabilities	(16,258)	(14,290)

Net deferred tax liabilities	$(13,075)	$(11,224)

	December 31,
	2002	2001
Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
Deferred tax assets—current	$2,233	$1,980
Deferred tax liabilities—noncurrent	(15,308)	(13,204)

Net deferred tax liabilities	$(13,075)	$(11,224)

As of December 31, 2002, the Company had approximately $2.8 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $348,000 per year during the 15 year carryforward period which expires in 2010.

14.    SEGMENT INFORMATION:

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

Based on the location of the customer, the Company sold products in the United States, Canada and Mexico. As of December 31, 2002, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2002	2001	2000
Net sales:
Water transmission	$174,549	$180,295	$155,054
Tubular products	91,552	96,178	126,355

Total	$266,101	$276,473	$281,409

Gross profit:
Water transmission	$38,367	$43,077	$33,486
Tubular products	5,562	8,325	15,731

Total	$43,929	$51,402	$49,217

Interest expense, net:
Water transmission	$4,147	$4,296	$4,286
Tubular products	1,402	3,693	5,834

Total	$5,549	$7,989	$10,120

Depreciation and amortization of property and equipment:
Water transmission	$1,885	$2,811	$3,255
Tubular products	1,129	1,592	2,903

Total	3,014	4,403	6,158
Corporate	779	922	529

Total	$3,793	$5,325	$6,687

Amortization of intangible assets:
Water transmission	$—	$—	$—
Tubular products	—	593	593

Total	$—	$593	$593

Capital expenditures:
Water transmission	$10,257	$5,778	$3,319
Tubular products	17,754	5,654	5,540

Total	28,011	11,432	8,859
Corporate	812	750	2,117

Total	$28,823	$12,182	$10,976

Net sales by geographic area:
United States	$260,724	$266,561	$269,344
Canada and Other	5,377	9,912	12,065

Total	$266,101	$276,473	$281,409

No one customer represented more than 10% of total sales in 2002, 2001 or 2000.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2001
Total Assets:
Water transmission	$154,900	$153,238
Tubular products	119,463	99,935

Total	274,363	253,173
Corporate	12,369	13,409

Total	$286,732	$266,582

15.    QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2002 and 2001 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Net sales:
Water transmission	$43,324	$39,945	$46,598	$44,682
Tubular products	20,954	24,425	23,067	23,106

Total net sales	$64,278	$64,370	$69,665	$67,788

Gross profit:
Water transmission	$8,767	$8,428	$10,619	$10,553
Tubular products	1,415	2,097	1,566	484

Total gross profit	$10,182	$10,525	$12,185	$11,037

Net income	$1,839	$2,088	$3,004	$2,328

Earnings per share:
Basic	$0.28	$0.32	$0.46	$0.36
Diluted	$0.27	$0.31	$0.44	$0.35

2001
Net sales:
Water transmission	$37,269	$47,922	$47,240	$47,864
Tubular products	26,277	27,213	23,625	19,063

Total net sales	$63,546	$75,135	$70,865	$66,927

Gross profit:
Water transmission	$9,165	$11,285	$11,620	$11,007
Tubular products	2,723	2,891	2,244	467

Total gross profit	$11,888	$14,176	$13,864	$11,474

Net income	$2,256	$3,140	$3,411	$2,304

Earnings per share:
Basic	$0.35	$0.48	$0.52	$0.35
Diluted	$0.34	$0.47	$0.51	$0.35

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2002:
Allowance for doubtful trade receivables	$573	$1,270	$743	$1,100

Year ended December 31, 2001:
Allowance for doubtful trade receivables	$650	$1,095	$1,172	$573

Year ended December 31, 2000:
Allowance for doubtful trade receivables	$1,896	$835	$2,081	$650

S-1

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Northwest Pipe Company

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003 appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

Portland, Oregon

February 18, 2003

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2003.

NORTHWEST PIPE COMPANY

By	/S/ BRIAN W. DUNHAM
Brian W. Dunham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 24th day of March 2003.

Signature	Title

/S/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board

/S/ BRIAN W. DUNHAM Brian W. Dunham	Director, President and Chief Executive Officer

/S/ JOHN D. MURAKAMI John D. Murakami	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/S/ NEIL R. THORNTON Neil R. Thornton	Director

/S/ VERN B. RYLES, JR. Vern B. Ryles, Jr.	Director

/S/ MICHAEL C. FRANSON Michael C. Franson	Director

/S/ RICHARD A. ROMAN Richard A. Roman	Director

CERTIFICATIONS

I, Brian W. Dunham, certify that:

1.	I have reviewed this annual report on Form 10-K of Northwest Pipe Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/S/ BRIAN W. DUNHAM
Brian W. Dunham President and Chief Executive Officer

I, John D. Murakami, certify that:

1.	I have reviewed this annual report on Form 10-K of Northwest Pipe Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	By:	/S/ JOHN D. MURAKAMI
John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)