Form 10-Q
period 2003-03-31
NORTHWEST PIPE CO
filed 2003-05-14
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):  Yes  ☒    No  ☐

Common Stock, par value $.01 per share	6,548,879
(Class)	(Shares outstanding at May 13, 2003)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160	$161
Trade receivables, less allowance for doubtful accounts of $791 and $1,100	42,721	51,406
Costs and estimated earnings in excess of billings on uncompleted contracts	51,823	49,393
Inventories	51,282	52,586
Deferred income taxes	2,267	2,233
Prepaid expenses and other	2,109	3,128

Total current assets	150,362	158,907
Property and equipment less accumulated depreciation and amortization of $25,440 and $24,761	101,057	99,550
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Other assets	4,906	4,524

Total assets	$280,076	$286,732

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$250	$250
Current portion of capital lease obligations	986	838
Accounts payable	22,411	31,098
Accrued liabilities	5,547	8,024

Total current liabilities	29,194	40,210
Note payable to financial institution	22,995	17,337
Long-term debt, less current portion	56,750	56,750
Capital lease obligations, less current portion	1,615	1,577
Deferred income taxes	15,308	15,308
Deferred gain on sale of fixed assets	25,035	26,084
Pension and other benefits	2,345	2,314

Total liabilities	153,242	159,580

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,548,879 shares issued and outstanding	65	65
Additional paid-in-capital	39,572	39,572
Retained earnings	88,886	89,204
Accumulated other comprehensive loss:
Minimum pension liability	(1,689)	(1,689)

Total stockholders’ equity	126,834	127,152

Total liabilities and stockholders’ equity	$280,076	$286,732

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Net sales	$57,660	$64,278
Cost of sales	51,126	54,096

Gross profit	6,534	10,182
Selling, general and administrative expenses	5,740	5,699

Operating income	794	4,483
Interest expense, net	1,317	1,443

Income (loss) before income taxes	(523)	3,040
Income tax expense (benefit)	(205)	1,201

Net income (loss)	$(318)	$1,839

Basic earnings (loss) per share	$(0.05)	$0.28

Diluted earnings (loss) per share	$(0.05)	$0.27

Shares used in per share calculations:
Basic	6,549	6,526

Diluted	6,549	6,711

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$(318)	$1,839
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation and amortization	1,212	861
Deferred income taxes	(34)	—
Gain on sale of property and equipment	(1,046)	(572)
Changes in current assets and liabilities:
Trade receivables, net	8,685	(950)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,430)	3,869
Inventories	1,304	(326)
Prepaid expenses and other	1,019	686
Accounts payable	(8,687)	(4,570)
Accrued and other liabilities	(2,446)	1,802

Net cash provided by (used in) operating activities	(2,741)	2,639

Cash Flows From Investing Activities:
Additions to property and equipment	(2,725)	(2,305)
Proceeds from sale of property and equipment	3	62
Other assets	(382)	(450)

Net cash used in investing activities	(3,104)	(2,693)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	78
Net proceeds (payments) under notes payable from financial institutions	5,658	(410)
Proceeds from sale-leaseback	—	185
Net proceeds on capital lease obligations	186	178

Net cash provided by financing activities	5,844	31

Net decrease in cash and cash equivalents	(1)	(23)
Cash and cash equivalents, beginning of period	161	71

Cash and cash equivalents, end of period	$160	$48

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$586	$347
Cash paid during the period for income taxes	1,945	454

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.    Basis of Presentation

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2003 and 2002 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2002 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003 or any portion thereof.

2.    Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 185,011 for the three months ended March 31, 2002 were used in the calculations of diluted earnings per share. Incremental shares for the three months ended March 31, 2003 were not included in the calculation of diluted earnings per share because they were antidilutive. Options to purchase 655,243 and 309,893 shares of common stock at prices of $14.000 to $22.875 per share and $17.125 to $22.875 per share were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

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

	March 31, 2003	December 31, 2002
Finished goods	$22,753	$27,306
Raw materials	26,189	22,951
Materials and supplies	2,340	2,329

	$51,282	$52,586

4.    Segment Information

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and is regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance.

Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended March 31,
	2003	2002
Net sales:
Water transmission	$35,258	$43,324
Tubular products	22,402	20,954

Total	$57,660	$64,278

Gross profit (loss):
Water transmission	$7,466	$8,767
Tubular products	(932)	1,415

Total	$6,534	$10,182

5.    Operating Leases

On June 29, 2001, the Company completed a sale-leaseback of certain manufacturing equipment for $49.8 million. The length of the leases is sixty months and includes options to terminate, purchase or continue to rent through the term length.

In the fourth quarter of 2001, the Company completed additional operating leases on certain manufacturing equipment for $1.9 million. The lengths of the leases are sixty months.

In the third quarter of 2002, the Company completed additional operating leases on certain manufacturing equipment for $3.5 million. The lengths of the leases are from thirty-six to eighty-four months.

On December 15, 2002, the Company repurchased certain manufacturing equipment that was included in the June 29, 2001 sale-leaseback transactions. Also, on December 15, 2002 the Company completed a new sale-leaseback transaction for $24.9 million that included a portion of the repurchased manufacturing equipment. The length of the new sale-leaseback is forty-eight months and includes options beginning after the second year to terminate, purchase or continue to rent through the term length. Rent expense is recorded on a straight-line basis over forty-eight months. The Company recognized an additional net deferred gain of $5.6 million as a result of the new sale-leaseback. The deferred gain that will be amortized over the lease term is limited by the maximum guaranteed residual amount.

6.    Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS 148, “Stock-Based Compensation—Transition and Disclosure,” an amendment of FAS 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002, and the first quarter of 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual financial statements for periods ending after December 15, 2002. The Company adopted the provisions of this Interpretation effective January 1, 2003 and it did not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies “EITF” Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost as defined in EITF Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on the financial position or results of operations of the Company.

6.    Contingencies

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for December 8, 2003. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. While the court has not set a trial date in the declaratory relief action, the parties to that action have agreed to a nonbinding arbitration proceeding. We are continuing to vigorously defend this suit.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. Our insurer undertook the defense of the Texas case and recently settled with the plaintiffs.

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

8.    Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

9.    Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

At March 31, 2003, the Company has three stock-based compensation plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended March 31,
	2003	2002
Net income (loss), as reported	$(318)	$1,839
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(175)

Pro forma net income (loss)	$(415)	$1,664

Earnings (loss) per share:
Basic—as reported	$(0.05)	$0.28
Basic—pro forma	$(0.06)	$0.25
Diluted—as reported	$(0.05)	$0.27
Diluted—pro forma	$(0.06)	$0.25

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, bidding activity, the timing of customer orders and deliveries, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in the Company’s Securities and Exchange Commission filings and reports, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company’s business segments.

	Three months ended March 31,
	2003	2002
Net sales
Water transmission	61.1%	67.4%
Tubular products	38.9	32.6

Total net sales	100.0	100.0
Cost of sales	88.7	84.2

Gross profit	11.3	15.8
Selling, general and administrative expense	9.9	8.8

Income from operations	1.4	7.0
Interest expense, net	2.3	2.2

Income (loss) before income taxes	(0.9)	4.8
Income tax expense (benefit)	(0.4)	1.9

Net income (loss)	(0.5)%	2.9%

Gross profit (loss) as a percentage of segment net sales:
Water transmission	21.2%	20.2%
Tubular products	(4.2)	6.8

First Quarter 2003 Compared to First Quarter 2002

Net Sales.    Net sales decreased from $64.3 million in the first quarter of 2002 to $57.7 million in the first quarter of 2003.

Water Transmission sales decreased 18.6% to $35.3 million in the first quarter of 2003 from $43.3 million in the first quarter of 2002. Water Transmission sales were lower in 2003 compared to the same period last year primarily as a result of a decline in backlog, which amounted to $55.2 million at December 31, 2002 as compared to $74.7 million at December 31, 2001. The low backlog was created primarily by the delay of over $120 million of projects that were originally scheduled to bid between late in the third quarter of 2002 through the fourth quarter of 2002, but were postponed to 2003. Although bidding activity began to improve late in the first quarter of 2003, the improvement was too late to have a favorable impact on the financial results of the first quarter of 2003. As a result of the improved bidding activity, backlog at March 31, 2003 increased to $78.1 million. This backlog should allow production to slowly increase during the second quarter of 2003. If projects bid as announced for the next two quarters, the Company expects to see the Water Transmission Group’s sales return to 2002 levels in the second half of 2003 and its backlog continue to increase. Actual results could vary if projects are not bid as currently announced.

Tubular Products sales increased 6.9% to $22.4 million in the first quarter of 2003 from $21.0 million in the first quarter of 2002. The increase in net sales in the first quarter over the same period last year primarily resulted from improved demand, most notably in energy products. Even though demand has improved slightly compared to the same period last year, it is below the volume in the other three quarters of 2002. The Company is seeing limited signs of improvement in the tubular products market, but is unable to determine if it is the beginning of a stable growth pattern or a temporary improvement. The Company expects the Tubular Product Group’s sales to improve as the general U.S. economy improves.

No single customer accounted for 10% or more of total net sales in the first quarter of 2002 or 2003.

Gross Profit (Loss).    Gross profit decreased 35.8% to $6.5 million (11.3% of total net sales) in the first quarter of 2003 from $10.2 million (15.8% of total net sales) in the first quarter of 2002.

The Water Transmission Group’s gross profit decreased 14.8% to $7.4 million (21.2% of segment net sales) in the first quarter of 2003 from $8.8 million (20.2% of segment net sales) in the first quarter of 2002. The decrease was principally attributable to lower sales volume. Gross profit as a percent of sales improved slightly as a result of a favorable product mix and operational improvements in the Company’s manufacturing facilities, even though overall capacity utilization was low. The Water Transmission Group should benefit from improved plant utilization in the second half of 2003, as backlog is rebuilt.

The Tubular Products Group experienced a gross loss of $0.9 million ((4.2%) of segment net sales) in the first quarter of 2003 compared to a gross profit of $1.4 million (6.8% of segment net sales) in the first quarter of 2002. This is the first quarterly loss for the Tubular Products Group in the last ten years. The loss resulted from low plant utilization in the first quarter of 2003 and the high cost of steel purchased in 2002 that was used in the products sold during this quarter. The high cost of steel significantly compressed the spread between selling prices and steel costs. Steel prices have moderated and the benefits of the lower cost steel should begin to favorably impact gross margins in the second half of 2003. The benefit from the steel price decreases will be limited without increased demand to allow increased plant utilization and any improvement in gross margins is expected to be modest. The Company believes that gross margin should improve each quarter from the preceding quarter through 2003, from the low in the first quarter of 2003.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses remained steady at $5.7 million for the first quarters of both 2003 and 2002, but as a percent of total net sales such expenses increased from 8.8% in the first quarter of 2002 to 9.9% in the first quarter of 2003. The increase as a percent of total net sales resulted from lower sales volume in the first quarter of 2003, compared to the first quarter of 2002.

Interest Expense, Net.    Interest expense, net, decreased slightly to $1.3 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002. The decrease in interest expense was attributable to lower aggregate interest rates in the first quarter of 2003.

Income Taxes.    The income tax benefit was $205,000 in the first quarter of 2003 and $1.2 million expense for the first quarter of 2002, based on an expected tax rate of approximately 39.2% for 2003 and 39.5% for 2002.

Liquidity and Capital Resources

The Company finances operations with internally generated funds and available borrowings. At March 31, 2003, the Company had cash and cash equivalents of $160,000.

Net cash used in operating activities in the first three months of 2003 was $2.7 million. This was primarily the result of a $318,000 net loss, an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $2.4 million and a decrease in accounts payable and accrued and other liabilities of $8.7 million and $2.4 million, respectively, offset by a non-cash adjustment for depreciation and amortization of $1.2 million and a decrease in net trade receivables and inventories of $8.7 million and $1.3 million, respectively. The decrease in net trade receivables and increase in cost and estimated earnings in excess of billings on uncompleted contracts resulted from lower water transmission invoicing, as shipments temporarily decreased. The reduction of accounts payable resulted from payment for a large amount of steel that was received at the end of 2002.

Net cash used in investing activities in the first three months of 2003 was $3.1 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to be between $7.0 and $8.0 million in 2003.

Net cash provided by financing activities in the first three months of 2003 was $5.8 million, which primarily resulted from net borrowings from a financial institution.

The Company had the following significant components of debt at March 31, 2003: a $40 million credit agreement under which $23.0 million was outstanding; $4.3 million of Series A Senior Notes; $25.7 million of Series B Senior Notes; $25.0 million of Senior Notes; an Industrial Development Bond of $2.0 million; and capital lease obligations of $2.6 million.

The credit agreement expires on June 30, 2004, and is without collateral. It bears interest at rates related to IBOR or LIBOR plus 1.25% to 3.25% (4.50% at March 31, 2003), or at prime less 0.25% (4.00% at March 31, 2003). The Company had $27.2 million outstanding, bearing interest at 4.00%, partially offset by $4.2 million in cash receipts that had not been applied to the loan balance and additional net borrowing capacity under the line of credit of $17.0 million at March 31, 2003.

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

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.35% as of March 31, 2003 as compared to 1.50% on March 31, 2002. The Bonds are collateralized by property and equipment of the Company and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The aggregate interest rate on the capital leases is 8.7%.

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

The following table sets forth the Company’s commitments under the terms of its debt obligations and operating leases:

	Total	2003(1)	2004/2005	2006/2007	Thereafter
Credit agreement	$22,995	$—	$22,995	$—	$—
The notes	55,000	10,714	21,428	18,572	4,286
Industrial development bond	2,000	250	500	500	750
Capital leases	2,601	731	1,836	34	—
Operating leases	42,368	9,881	21,877	10,155	455

Total obligations	$124,964	$21,576	$68,636	$29,261	$5,491

(1)	Represents commitments from April 1, 2003 through December 31, 2003.

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure by the Company to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2003, the Company was not in violation of any of the covenants in its debt agreements.

The Company’s working capital requirements are expected to increase to support the anticipated improvement in the Company’s Water Transmission business. The extended payment cycle of the Water Transmission business significantly affects our working capital requirements. As the Water Transmission segment business volume increases, working capital requirements increase to fund the raw material, work-in-process and finished product awaiting shipment. This increase in inventory is required because the installation contractors are able to install pipe faster than the Company can produce the product. To meet the delivery dates, the Company is required to build a surge pile of finished products. The Tubular Products segment has a limited impact on the Company’s working capital requirements. The Company attempts to match steel purchases and finished goods inventory to firm and forecasted sales. The timing between the steel purchase, conversion to tube, shipment and collection is much more compressed than the Water Transmission segment. The Company, from time to time, has purchased steel in excess of firm and forecasted sales if the anticipated cost saving from the purchase or the uncertainty of future steel availability requires such a decision.

Recent business failures, the general downturn in the economy and increased conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as the Company uses proceeds under the credit agreement to make the required principal payments under the Notes. The Company expects to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2003. The Company anticipates that its existing cash and cash equivalents, cash flows expected to be generated by operations, other sources of available financing and amounts available under its credit agreement will be adequate to fund its working capital and capital requirements for at least the next twelve months. To the extent necessary, the Company may also satisfy capital requirements through additional bank borrowings, senior notes, capital and operating leases and secondary offerings if such resources are available on satisfactory terms. The Company has from time to time evaluated and continues to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of the Company’s working capital or necessitate additional bank borrowings.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company uses derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. The Company has entered into a Foreign Exchange Agreement (“Agreement”) in the amount of $4.7 million. The Agreement guarantees that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of March 31, 2003, $3.3 million was still open and the Agreement is expected to be completed by December 31, 2003. The Company believes its current risk exposure to exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt. The debt subject to change in interest rates are its $40.0 million revolving credit line ($23.0 million outstanding as of March 31, 2003) and an Industrial Revenue Bond ($2.0 million outstanding as of March 31, 2003). The Company believes its current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for December 8, 2003. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. While the court has not set a trial date in the declaratory relief action, the parties to that action have agreed to a nonbinding arbitration proceeding. We are continuing to vigorously defend this suit.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. Our insurer undertook the defense of the Texas case and recently settled with the plaintiffs.

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003	NORTHWEST PIPE COMPANY

	By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham President and Chief Executive Officer

	By:	/s/ JOHN D. MURAKAMI
John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Brian W. Dunham, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northwest Pipe Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham President and Chief Executive Officer

CERTIFICATION

I, John D. Murakami, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northwest Pipe Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ JOHN D. MURAKAMI
John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)