Form 10-Q
period 2003-06-30
NORTHWEST PIPE CO
filed 2003-08-14
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):  Yes  ☒    No  ☐

Common Stock, par value $.01 per share	6,558,385
(Class)	(Shares outstanding at August 13, 2003)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159	$161
Trade and other receivables, less allowance for doubtful accounts of $794 and $1,100	50,328	53,391
Costs and estimated earnings in excess of billings on uncompleted contracts	49,746	49,393
Inventories	51,216	52,586
Refundable income taxes	1,453	—
Deferred income taxes	2,404	2,233
Prepaid expenses and other	2,282	3,128

Total current assets	157,588	160,892
Property and equipment less accumulated depreciation and amortization of $26,249 and $24,761	102,030	99,550
Goodwill less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Other assets	4,598	2,539

Total assets	$287,967	$286,732

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$37,699	$—
Current portion of long-term debt	10,964	250
Current portion of capital lease obligations	1,010	838
Accounts payable	22,653	31,098
Accrued liabilities	5,275	8,024

Total current liabilities	77,601	40,210
Note payable to financial institution	—	17,337
Long-term debt, less current portion	40,072	56,750
Capital lease obligations, less current portion	1,353	1,577
Deferred income taxes	15,308	15,308
Deferred gain on sale of fixed assets	23,985	26,084
Pension and other benefits	2,377	2,314

Total liabilities	160,696	159,580

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,548,878 shares issued and outstanding	65	65
Additional paid-in-capital	39,572	39,572
Retained earnings	89,323	89,204
Accumulated other comprehensive loss:
Minimum pension liability	(1,689)	(1,689)

Total stockholders’ equity	127,271	127,152

Total liabilities and stockholders’ equity	$287,967	$286,732

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$61,529	$64,370	$119,189	$128,648
Cost of sales	53,709	53,845	104,835	107,941

Gross profit	7,820	10,525	14,354	20,707
Selling, general and administrative expense	5,818	5,851	11,558	11,550

Operating income	2,002	4,674	2,796	9,157
Interest expense, net	1,283	1,223	2,600	2,666

Income before income taxes	719	3,451	196	6,491
Provision for income taxes	282	1,363	77	2,564

Net income	$437	$2,088	$119	$3,927

Basic earnings per share	$0.07	$0.32	$0.02	$0.60

Diluted earnings per share	$0.06	$0.31	$0.02	$0.58

Shares used in per share calculations:
Basic	6,549	6,545	6,549	6,535

Diluted	6,649	6,780	6,655	6,748

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$119	$3,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,425	1,628
Deferred income taxes	(171)	(12)
Gain on sale of property and equipment	(2,080)	(1,184)
Changes in current assets and liabilities:
Trade and other receivables, net	3,063	(2,058)
Costs and estimated earnings in excess of billings on uncompleted contracts	(353)	8,021
Inventories	1,370	(4,832)
Refundable income taxes	(1,453)	—
Prepaid expenses and other	846	753
Accounts payable	(8,445)	(2,717)
Accrued and other liabilities	(2,686)	1,312

Net cash provided by (used in) operating activities	(7,365)	4,838

Cash Flows From Investing Activities:
Additions to property and equipment	(4,945)	(4,551)
Proceeds from sale of property and equipment	21	72
Other assets	(2,059)	(1,031)

Net cash used in investing activities	(6,983)	(5,510)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	165
Payments on long-term debt	(5,964)	(5,964)
Net borrowings under notes payable from a financial institution	20,362	6,339
Proceeds from sale-leaseback	—	185
Net payments on capital lease obligations	(52)	(76)

Net cash provided by financing activities	14,346	649

Net decrease in cash and cash equivalents	(2)	(23)
Cash and cash equivalents, beginning of period	161	71

Cash and cash equivalents, end of period	$159	$48

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$2,891	$2,777
Cash paid during the period for income taxes	3,827	932

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.    Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2003 and 2002, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2002, is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003, or any portion thereof.

2.    Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 100,073 and 235,899 for the three months ended June 30, 2003 and 2002, respectively, and incremental shares of 106,447 and 213,421 for the six months ended June 30, 2003 and 2002, respectively, were used in the calculations of diluted earnings per share. Options to purchase 833,136 and 262,242 of common stock at prices of $12.750 to $22.875 and $17.125 to $22.875 per share were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

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

	June 30, 2003	December 31, 2002
Finished goods	$24,883	$27,306
Raw materials	24,037	22,951
Materials and supplies	2,296	2,329

	$51,216	$52,586

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales:
Water transmission	$36,713	$39,945	$71,971	$83,269
Tubular products	24,816	24,425	47,218	45,379

Total	$61,529	$64,370	$119,189	$128,648

Gross profit (loss):
Water transmission	$7,437	$8,428	$14,903	$17,195
Tubular products	383	2,097	(549)	3,512

Total	$7,820	$10,525	$14,354	$20,707

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

6.    Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of SFAS 149 to have a material effect on it’s earnings and financial position.

In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the application of SFAS 150 to have a material effect on it’s financial position or results of operation.

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

In December 2002, the FASB issued SFAS 148, “Stock-Based Compensation—Transition and Disclosure,” an amendment of FAS 123, “Accounting for Stock-Based Compensation.” The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions were effective for interim periods beginning after December 15, 2002, and the first quarter of 2003. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of this statement did not have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made regarding obligations under certain issued guarantees by a guarantor in interim and annual financial statements. It also clarifies the requirement of a guarantor to recognize a liability at the inception of the guarantee at the fair value of the obligation. FIN 45 does not provide specific guidance for subsequently measuring the guarantor’s recognized liability over the term of the guarantee. The provisions relating to the initial recognition and measurement of a liability are applicable on a prospective basis for guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 were effective for interim and annual financial statements for periods ending after December 15, 2002. The Company adopted the provisions of this Interpretation effective January 1, 2003 and it did not have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting For Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS 145 rescinds the provisions of SFAS 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment and lease modifications were effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 did not have a significant impact on the financial position or results of operations of the Company.

7.    Contingencies

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for March 22, 2004. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. The court has not set a trial date in the declaratory relief action. The parties to that action have completed a nonbinding arbitration proceeding. Our summary judgement motions are presently pending hearing on September 8, 2003. We are continuing to vigorously defend the class action and vigorously pursuing insurance coverage for those claims.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. Our insurer under took the defense of the Texas case and recently settled with the plaintiffs.

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

9.    Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

At June 30, 2003, the Company has three stock-based compensation plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$437	$2,088	$119	$3,927
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(175)	(194)	(350)

Pro forma net income (loss)	$340	$1,913	$(75)	$3,577

Earnings (loss) per share:
Basic—as reported	$0.07	$0.32	$0.02	$0.60
Basic—pro forma	$0.05	$0.29	$(0.01)	$0.55
Diluted—as reported	$0.06	$0.31	$0.02	$0.58
Diluted—pro forma	$0.05	$0.28	$(0.01)	$0.53

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results Of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the Company’s business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for the Company’s products, product mix, bidding activity, the timing of customer orders and deliveries, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in the Company’s Securities and Exchange Commission filings and reports, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and the Company does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If the Company does update or correct one or more forward-looking statements, investors and others should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of the Company’s business segments.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales
Water Transmission	59.7%	62.1%	60.4%	64.7%
Tubular Products	40.3	37.9	39.6	35.3

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	87.3	83.6	88.0	83.9

Gross profit	12.7	16.4	12.0	16.1
Selling, general and administrative expense	9.4	9.1	9.7	9.0

Income from operations	3.3	7.3	2.3	7.1
Interest expense, net	2.1	1.9	2.1	2.1

Income before income taxes	1.2	5.4	0.2	5.0
Provision for income taxes	0.5	2.2	0.1	2.0

Net income	0.7%	3.2%	0.1%	3.0%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission	20.3%	21.1%	20.7%	20.6%
Tubular Products	1.5	8.6	(1.2)	7.7

Three Months and Six Months Ended June 30, 2003 Compared to Three Months and Six Months Ended June 30, 2002

Net Sales.    Net sales decreased 4.4% to $61.5 million in the second quarter of 2003, from $64.4 million in the second quarter of 2002, and decreased 7.4% to $119.2 million in the first six months of 2003, from $128.6 million in the first six months of 2002.

Water Transmission sales decreased 8.1% to $36.7 million in the second quarter of 2003 from $39.9 million in the second quarter of 2002, and decreased 13.6% to $72.0 million in the first six months of 2003 from $83.3 million in the first six months of 2002. Net sales for the three months and the six months ended June 30, 2003, decreased over the same periods last year as a result of our plants operating well below optimal levels for the majority of the first half of 2003. This was due to a low beginning backlog and weaker market activity at the beginning of the year. Market activity began improving late in the first quarter of 2003. Backlog improved to $78.1 million at the end of the first quarter of 2003 and improved to $81.5 million at the end of the second quarter of 2003. This resulted in increased volume at a number of our facilities in June 2003. The third quarter of 2003 results should continue to benefit from higher production volume levels. If bidding activity meets expectations in the third quarter, the second half of 2003 should exceed the first half of 2003 results. A few of our facilities continue to have available production capacity in 2003. Strong bidding activity in the third quarter of 2003 is essential to having a strong second half of 2003 and entering 2004 with an acceptable backlog. Actual results could vary if production on awarded projects or scheduled project bid dates in the second half of 2003 is delayed.

Tubular Products sales increased 1.6% to $24.8 million in the second quarter of 2003 from $24.4 million in the second quarter of 2002 and increased 4.1% to $47.2 million in the first six months of 2003 from $45.4 million in the first six months of 2002. The increase in net sales in the second quarter and the first six months of 2003 over the same periods last year resulted primarily from improved sales volume attributable to improvement in certain industries, most notably energy.

No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2003 or 2002.

Gross Profit (Loss).    Gross profit decreased 25.7% to $7.8 million (12.7% of total net sales) in the second quarter of 2003 from $10.5 million (16.4% of total net sales) in the second quarter of 2002 and decreased 30.7% to $14.4 million (12.0% of total net sales) in the first six months of 2003 from $20.7 million (16.1% of total net sales) in the first six months of 2002.

Water Transmission gross profit decreased 11.8% to $7.4 million (20.3% of segment net sales) in the second quarter of 2003 from $8.4 million (21.1% of segment net sales) in the second quarter of 2002 and decreased 13.3% to $14.9 million (20.7% of segment net sales) in the first six months of 2003 from $17.2 million (20.6% of segment net sales) in the first six months of 2002. Water Transmission gross profit decreased from the same periods last year as a result of lower plant utilization. Gross profit is expected to improve beginning in the third quarter of 2003 as we see the benefit of higher plant utilization.

Gross profit from Tubular Products decreased significantly to $0.4 million (1.5% of segment net sales) in the second quarter of 2003 from $2.1 million (8.6% of segment net sales) in the second quarter of 2002 and experienced a gross loss of $0.5 million ((1.2)% of segment net sales) in the first six months of 2003 from $3.5 million (7.7% of segment net sales) in the first six months of 2002. Tubular Products gross profit decreased for the three months and six months ended June 30, 2003 over the same periods last year primarily as a result of a compression of the spread between our selling prices and cost of steel. Beginning in the second quarter of 2002, steel prices began to increase rapidly before declining again late in the year. For the remainder of 2002, the price of steel negatively impacted the margins in this segment as the higher priced steel was received, converted into finished goods and sold. In the first quarter of 2003, the impact of the high cost steel, still in inventory, reached its peak. In June 2003, we began seeing the benefits of lower priced steel move through our production cycle and favorably impact the spread between the cost of steel and our selling prices. We expect to see a modest increase in margins as the full benefit of the lower priced steel is realized. Strong market conditions, however, is critical to return this segment to historical gross profit levels.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased slightly to $5.8 million (9.4% of total net sales) in the second quarter of 2003 from $5.9 million (9.1% of total net sales) in the second quarter of 2002 and remained steady at $11.6 million or 9.7% of total net sales in the first six months of 2003 and 9.0% of total net sales in the first six months of 2002.

Interest Expense, net.    Interest expense, net increased 4.9% to $1.3 million in the second quarter of 2003 from $1.2 million in the second quarter of 2002 and decreased 2.5% to $2.6 million in the first six months of 2003 from $2.7 million in the first six months of 2002. The increase in the second quarter 2003 over the same period last year resulted from additional borrowings due to the timing of accounts payable and accrued liability payments.

Income Taxes.    The provision for income taxes was $77,000 in the first six months of 2003, based on an expected tax rate of approximately 39.2% for 2003.

Liquidity and Capital Resources

We finance our operations with internally generated funds and available financing. At June 30, 2003, we had cash and cash equivalents of $159,000.

Net cash used in operating activities in the first six months of 2003 was $7.4 million. This was primarily the result of $119,000 of net income, non-cash adjustments for depreciation and amortization of $2.4 million, a decrease in net trade receivables and inventories of $3.1 million and $1.4 million, respectively; partially offset by an increase in refundable income tax of $1.5 million; and a decrease in accounts payable and accrued and other liabilities of $8.4 million and $2.7 million, respectively. The decrease in net trade receivables and inventories and the change in accounts payable, accrued and other liabilities and refundable income taxes are a result of timing.

Net cash used in investing activities in the first six months of 2003 was $7.0 million, which primarily resulted from additions of property and equipment. Capital expenditures for the remainder of 2003 are expected to be between $2.0 and $3.0 million.

Net cash provided by financing activities in the first six months of 2003 was $14.3 million, which primarily resulted from net borrowings from a financial institution.

We had the following significant components of debt at June 30, 2003: a $40 million credit agreement under which $32.7 million was outstanding; $5.0 million term loan; $2.8 million of Series A Senior Notes; $21.4 million of Series B Senior Notes; $25.0 million of Senior Notes; an Industrial Development Bond of $1.8 million; and capital lease obligations of $2.4 million.

The credit agreement expires on June 30, 2004 and the term note is due on September 15, 2003. Up to $20.0 million of the balance outstanding under the credit agreement and term note is secured by all accounts receivable, inventory and certain property and equipment. The balance outstanding under the credit agreement bears interest at rates related to IBOR or LIBOR plus 1.00% to 3.00% (4.12% at June 30, 2003), or at prime less 0.5% (4.00% at June 30, 2003). At June 30, 2003 we had $34.6 million outstanding under the credit agreement bearing interest at 4.00%. These amounts were partially offset by $1.9 million in cash receipts that had not been applied to the loan balance. This results in an additional net borrowing capacity under the line of credit of $7.3 million at June 30, 2003. The interest rate on the $5.0 million term note is at 5.25%.

The Senior Notes in the principal amount of $25.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2002 plus interest of 6.87% paid semi-annually on May 15 and November 15. The Series A Senior Notes in the principal amount of $2.8 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid semi-annually on April 1 and October 1. The Series B Senior Notes in the principal amount of $21.4 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2003 plus interest at 6.91% paid semi-annually on April 1 and October 1. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) are all unsecured.

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

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.35% as of June 30, 2003 as compared to 1.58% on June 30, 2002. The Bond is collateralized by property and equipment and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a new company-wide enterprise resource planning system and other equipment. The aggregated interest rate on the capital leases is 8.2%.

We have operating leases with respect to certain manufacturing equipment that require us to pay property taxes, insurance and maintenance. Under the terms of the operating leases, we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with other debt instruments already in place, and our credit agreement, best met our near term financing and operating capital requirements compared to other available options at the time they were entered into.

Upon termination or expiration of the operating leases, we must purchase the equipment from the lessor at a predetermined amount, return the equipment to the lessor and pay a designated fee, or renew the lease arrangement. The majority of the operating leases contain the same covenants as our credit agreement as discussed below.

The following table sets forth our commitments for the current and future periods under the terms of our debt obligations and operating leases:

	Total	2003(1)	2004/2005	2006/2007	Thereafter
Credit agreement	$37,699	$—	$37,699	$—	$—
The Notes	49,286	5,000	21,428	18,572	4,286
Industrial development bond	1,750	—	500	500	750
Capital leases	2,363	493	1,836	34	—
Operating leases	39,096	6,609	21,877	10,155	455

Total obligations	$130,194	$12,102	$83,340	$29,261	$5,491

(1)	Represents commitments from July 1, 2003 through December 31, 2003.

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

Recent business failures, the general downturn in the economy and conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and funds available under the credit agreement to make required principal payments under the Notes during 2003. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, capital and operating leases and secondary offerings if such resources are available on satisfactory terms.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company uses derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. The Company has entered into a Foreign Exchange Agreement (“Agreement”) in the amount of $4.7 million. The Agreement guarantees that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of June 30, 2003, $1.6 million was still open and the Agreement is expected to be completed by December 31, 2003. The Company believes its current risk exposure to exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt. The debt subject to change in interest rates are its $40.0 million revolving credit line ($32.7 million outstanding as of June 30, 2003) and an Industrial Revenue Bond ($1.8 million outstanding as of June 30, 2003). The Company believes its current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4.    Controls and Procedures

As of June 30, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

In the three months ended, June 30, 2003, there have been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for March 22, 2003. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. The court has not set a trial date in the declaratory relief action. The parties to that action have completed a nonbinding arbitration proceeding. Our summary judgement motions are presently pending hearing on September 8, 2003. We are continuing to vigorously defend the class action and vigorously pursuing insurance coverage for those claims.

We have also been named in two lawsuits, one in Washington and one in Texas, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. Our insurer under took the defense of the Texas case and recently settled with the plaintiffs.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 13, 2003. The following matter was submitted to shareholders for their consideration:

With respect to the three nominees for director identified in the Company’s Proxy Statement; Brian W. Dunham received 5,895,835 votes and 53,690 votes were withheld, Wayne B. Kingsley received 5,892,535 votes and 56,990 votes were withheld and Richard A. Roman received 5,889,335 votes and 60,190 votes were withheld.

Item 6.    Exhibits and Reports on Form 8-K

(a)  The exhibits filed as part of this report are listed below:

Exhibit Number	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

A Report on Form 8-K was filed on April 25, 2003 to report the Company’s financial results for the first quarter ended March 31, 2003, as reported in a press release dated April 25, 2003. No other reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	NORTHWEST PIPE COMPANY

	By:	/S/ BRIAN W. DUNHAM
Brian W. Dunham President and Chief Executive Officer

	By:	/S/ JOHN D. MURAKAMI
John D. Murakami Vice President, Chief Financial Officer (Principal Financial Officer)