Form 10-Q
period 2003-09-30
NORTHWEST PIPE CO
filed 2003-11-14
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

Common Stock, par value $.01 per share	6,560,385
(Class)	(Shares outstanding at November 13, 2003)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$110	$161
Trade and other receivables, less allowance for doubtful accounts of $912 and $1,100	49,934	53,391
Costs and estimated earnings in excess of billings on uncompleted contracts	53,264	49,393
Inventories	46,798	52,586
Refundable income taxes	2,822	—
Deferred income taxes	2,404	2,233
Prepaid expenses and other	1,793	3,128

Total current assets	157,125	160,892
Property and equipment less accumulated depreciation and amortization of $27,065 and $24,761	102,842	99,550
Goodwill less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Other assets	3,164	2,539

Total assets	$286,882	$286,732

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$32,479	$—
Current portion of long-term debt	10,964	250
Current portion of capital lease obligations	1,035	838
Accounts payable	24,544	31,098
Accrued liabilities	7,014	8,024

Total current liabilities	76,036	40,210
Note payable to financial institution	—	17,337
Long-term debt, less current portion	40,072	56,750
Capital lease obligations, less current portion	1,084	1,577
Deferred income taxes	16,677	15,308
Deferred gain on sale of fixed assets	21,148	26,084
Pension and other benefits	2,502	2,314

Total liabilities	157,519	159,580

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,560,385 and 6,548,878 shares issued and outstanding	66	65
Additional paid-in-capital	39,608	39,572
Retained earnings	91,378	89,204
Accumulated other comprehensive loss:
Minimum pension liability	(1,689)	(1,689)

Total stockholders’ equity	129,363	127,152

Total liabilities and stockholders’ equity	$286,882	$286,732

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$66,723	$69,665	$185,912	$198,313
Cost of sales	56,533	57,480	161,368	165,421

Gross profit	10,190	12,185	24,544	32,892
Selling, general and administrative expense	5,425	5,921	16,983	17,471

Operating income	4,765	6,264	7,561	15,421
Interest expense, net	1,384	1,299	3,984	3,965

Income before income taxes	3,381	4,965	3,577	11,456
Provision for income taxes	1,326	1,961	1,403	4,525

Net income	$2,055	$3,004	$2,174	$6,931

Basic earnings per share	$0.31	$0.46	$0.33	$1.06

Diluted earnings per share	$0.31	$0.44	$0.33	$1.02

Shares used in per share calculations:
Basic	6,555	6,551	6,551	6,540

Diluted	6,687	6,803	6,659	6,767

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income	$2,174	$6,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,440	2,650
Deferred income taxes	1,198	(255)
Gain on sale of property and equipment	(4,917)	(1,769)
Changes in current assets and liabilities:
Trade and other receivables, net	3,457	(2,751)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,871)	4,859
Inventories	5,788	(11,073)
Refundable income taxes	(2,822)	—
Prepaid expenses and other	1,335	1,179
Accounts payable	(6,554)	(129)
Accrued and other liabilities	(822)	3,947

Net cash provided by (used in) operating activities	(1,594)	3,589

Cash Flows From Investing Activities:
Additions to property and equipment	(6,773)	(7,177)
Proceeds from sale of property and equipment	22	74
Other assets	(625)	(2,632)

Net cash used in investing activities	(7,376)	(9,735)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	37	164
Payments on long-term debt	(5,964)	(5,964)
Net borrowings under notes payable from a financial institution	15,142	10,730
Proceeds from sale-leaseback	—	1,459
Net payments on capital lease obligations	(296)	(266)

Net cash provided by financing activities	8,919	6,123

Net decrease in cash and cash equivalents	(51)	(23)
Cash and cash equivalents, beginning of period	161	71

Cash and cash equivalents, end of period	$110	$48

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$3,409	$3,026
Cash paid during the period for income taxes	3,829	1,920

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2002, is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003, or any portion thereof.

2. Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 131,740 and 251,958 for the three months ended September 30, 2003 and 2002, respectively, and incremental shares of 108,319 and 226,709 for the nine months ended September 30, 2003 and 2002, respectively, were used in the calculations of diluted earnings per share. Options to purchase 825,226 and 271,700 of common stock at prices of $13.563 to $22.875 and $17.900 to $22.875 per share were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

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

	September 30, 2003	December 31, 2002
Finished goods	$24,388	$27,306
Raw materials	20,157	22,951
Materials and supplies	2,253	2,329

	$46,798	$52,586

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales:
Water transmission	$39,705	$46,598	$111,676	$129,867
Tubular products	27,018	23,067	74,236	68,446

Total	$66,723	$69,665	$185,912	$198,313

Gross profit:
Water transmission	$9,333	$10,619	$24,236	$27,814
Tubular products	857	1,566	308	5,078

Total	$10,190	$12,185	$24,544	$32,892

5. Operating Leases

On June 29, 2001, the Company completed a sale-leaseback of certain manufacturing equipment for $49.8 million. The length of the leases is sixty months and includes options to terminate, purchase or continue to rent through the term length. In the fourth quarter of 2001, the Company completed additional sale-leasebacks on certain manufacturing equipment for $1.9 million. The lengths of the leases are sixty months.

In the third quarter of 2002, the Company completed additional sales-leasebacks of certain manufacturing equipment for $3.5 million. The lengths of the leases are from thirty-six to eighty-four months. On December 15, 2002, the Company repurchased certain manufacturing equipment that was included in the June 29, 2001 sale-leaseback transactions. Also, on December 15, 2002 the Company completed a new sale-leaseback transaction for $24.9 million that included a portion of the repurchased manufacturing equipment. The length of the new sale-leaseback is forty-eight months and includes options beginning after the second year to terminate, purchase or continue to rent through the term length. The Company recognized an additional net deferred gain of $5.6 million as a result of the new sale-leaseback. The deferred gain that will be amortized over the lease term is limited by the maximum guaranteed residual amount.

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

In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the application of SFAS 150 to have a material effect on it’s financial position or results of operation.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company adopted these provisions in the third quarter of 2003. The Company does not believe it is a primary beneficiary of a VIE or holds any significant interests or involvement in a VIE and does not expect there to be an impact on the consolidated financial statements.

7. Contingencies

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for March 22, 2004. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. The court has not set a trial date in the declaratory relief action. The parties to that action have completed a nonbinding arbitration proceeding. Our summary judgement motions in the declaratory relief action are presently pending and the court has postponed hearings in both actions to facilitate settlement efforts. The parties in both cases are actively pursuing through mediation efforts a global resolution of all claims.

We have also been named in three lawsuits, one in Washington, one in California and one in Illinois, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. Our insurers have undertaken the defense of these cases.

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

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. Assessment work is ongoing.

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

Also, in December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter. In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the Oregon Department of Environmental Quality to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River sediments. Therefore, until our work with the Oregon Department of Environmental Quality is completed, it would be premature for us to enter into any negotiations with EPA.

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

At September 30, 2003, the Company has three stock-based compensation plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$2,055	$3,004	$2,174	$6,931
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(175)	(291)	(525)

Pro forma net income	$1,958	$2,829	$1,883	$6,406

Earnings per share:
Basic—as reported	$0.31	$0.46	$0.33	$1.06
Basic—pro forma	$0.30	$0.43	$0.29	$0.98
Diluted—as reported	$0.31	$0.44	$0.33	$1.02
Diluted—pro forma	$0.29	$0.42	$0.28	$0.95

9. Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net sales
Water Transmission	59.5%	66.9%	60.1%	65.5%
Tubular Products	40.5	33.1	39.9	34.5

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	84.7	82.5	86.8	83.4

Gross profit	15.3	17.5	13.2	16.6
Selling, general and
administrative expense	8.1	8.5	9.1	8.8

Income from operations	7.2	9.0	4.1	7.8
Interest expense, net	2.1	1.9	2.1	2.0

Income before income taxes	5.1	7.1	2.0	5.8
Provision for income taxes	2.0	2.8	0.8	2.3

Net income	3.1%	4.3%	1.2%	3.5%

Gross profit as a percentage of segment net sales:
Water Transmission	23.5%	22.8%	21.7%	21.4%
Tubular Products	3.2	6.8	0.4	7.4

Three Months and Nine Months Ended September 30, 2003 Compared to Three Months and Nine Months Ended September 30, 2002

Net Sales. Net sales decreased 4.2% to $66.7 million in the third quarter of 2003, from $69.7 million in the third quarter of 2002, and decreased 6.3% to $185.9 million in the first nine months of 2003, from $198.3 million in the first nine months of 2002.

Water Transmission sales decreased 14.8% to $39.7 million in the third quarter of 2003 from $46.6 million in the third quarter of 2002, and decreased 14.0% to $111.7 million in the first nine months of 2003 from $129.9 million in the first nine months of 2002. Net sales for the three months and the nine months ended September 30, 2003, decreased over the same periods last year as a result of our plants operating below optimal levels for the majority of 2003. The lower production in 2003 resulted from a low beginning backlog, weak bidding activity in the first quarter of 2003 and delays in obtaining approval from customers to produce projects in our backlog. In 2003, market activity began improving late in the first quarter and continued through the third quarter of 2003. This resulted in production in each quarter increasing over the prior quarter throughout 2003. A few key projects scheduled to bid in the third quarter of 2003 were postponed, which resulted in our backlog decreasing slightly to $79 million at the end of September 2003 compared to $82 million at the end of June 2003. Even with the current backlog, a few of our facilities continue to have available production capacity in 2003. Bidding and production activity in the fourth quarter of 2003 is expected to be similar to third quarter 2003 results. As in the third quarter of 2003, there are a few key projects scheduled to bid in the fourth quarter that will determine the level of backlog and production activity entering 2004.

Tubular Products sales increased 17.1% to $27.0 million in the third quarter of 2003 from $23.1 million in the third quarter of 2002 and increased 8.5% to $74.2 million in the first nine months of 2003 from $68.4 million in the first nine months of 2002. The increase in net sales in the third quarter and the first nine months of 2003 over the same periods last year resulted primarily from improved sales volume attributable to improvement in certain industries, most notably energy.

No single customer accounted for 10% or more of net sales in the third quarter or first nine months of 2003 or 2002.

Gross Profit. Gross profit decreased 16.4% to $10.2 million (15.3% of total net sales) in the third quarter of 2003 from $12.2 million (17.5% of total net sales) in the third quarter of 2002 and decreased 25.4% to $24.5 million (13.2% of total net sales) in the first nine months of 2003 from $32.9 million (16.6% of total net sales) in the first nine months of 2002.

Water Transmission gross profit decreased 12.1% to $9.3 million (23.5% of segment net sales) in the third quarter of 2003 from $10.6 million (22.8% of segment net sales) in the third quarter of 2002 and decreased 12.9% to $24.2 million (21.7% of segment net sales) in the first nine months of 2003 from $27.8 million (21.4% of segment net sales) in the first nine months of 2002. Water Transmission gross profit decreased from the same periods last year as a result of lower volume. Gross profit is expected to decrease in fourth quarter of 2003 from the third quarter of 2003, as a result of the scheduled production mix.

Gross profit from Tubular Products decreased significantly to $0.9 million (3.2% of segment net sales) in the third quarter of 2003 from $1.6 million (6.8% of segment net sales) in the third quarter of 2002 and decreased to $0.3 million (0.4% of segment net sales) in the first nine months of 2003 from $5.1 million (7.4% of segment net sales) in the first nine months of 2002. Tubular Products gross profit decreased for the three months and nine months ended September 30, 2003 over the same periods last year primarily as a result of a compression in the spread between our selling prices and cost of steel. The compression of the spread in 2003 resulted from the higher cost steel received in the second half of 2002 entering the production cycle in the 2003 and during this same period, the inability to increase our prices correspondingly. Beginning in the third quarter of 2003, however, lower priced steel entered our production cycle and we have been successful in implementing price increases in most of our product lines. Further price increases in the fourth quarter of 2003 and 2004 are expected to increase the spread and improve margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.4 million (8.1% of total net sales) in the third quarter of 2003 from $5.9 million (8.5% of total net sales) in the third quarter of 2002 and decreased slightly to $17.0 million or 9.1% of total net sales in the first nine months of 2003 compared to $17.5 million or 8.8% of total net sales in the first nine months of 2002. The lower selling, general and administrative expenses resulted from various cost reduction programs that were implemented in the past several months.

Interest Expense, net. Interest expense, net increased to $1.4 million in the third quarter of 2003 from $1.3 million in the third quarter of 2002 and remained steady at $4.0 million in the first nine months of 2003 and 2002. The increase in the third quarter 2003 over the same period last year resulted from additional borrowings due to the timing of accounts payable and accrued liability payments.

Income Taxes. The provision for income taxes was $1.4 million in the first nine months of 2003, based on an expected tax rate of approximately 39.2% for 2003.

Liquidity and Capital Resources

We finance our operations with internally generated funds and available financing. At September 30, 2003, we had cash and cash equivalents of $110,000.

Net cash used in operating activities in the first nine months of 2003 was $1.6 million. This was primarily the result of $2.2 million of net income, non-cash adjustments for depreciation and amortization of $3.4 million offset by $4.9 million in gain on sale of property and equipment, a decrease in net trade and other receivables and inventories of $3.5 million and $5.8 million, respectively; partially offset by an increase in refundable income tax and costs and estimated earnings in excess of billings on uncompleted contracts of $2.8 million and $3.9 million, respectively; and a decrease in accounts payable of $6.6 million. The decrease in net trade receivables, inventories and costs and estimated earnings in excess of billings on uncompleted contracts and the change in accounts payable and refundable income taxes are a result of timing.

Net cash used in investing activities in the first nine months of 2003 was $7.4 million, which primarily resulted from additions of property and equipment. Capital expenditures for the remainder of 2003 are expected to be approximately $1.0 million.

Net cash provided by financing activities in the first nine months of 2003 was $8.9 million, which primarily resulted from net borrowings from a financial institution.

We had the following significant components of debt at September 30, 2003: a $40 million credit agreement under which $27.5 million was outstanding; $5.0 million term loan; $2.8 million of Series A Senior Notes; $21.4 million of Series B Senior Notes; $25.0 million of Senior Notes; an Industrial Development Bond of $1.8 million; and capital lease obligations of $2.1 million.

The credit agreement expires on September 30, 2004 and the term note is due upon closing of replacement financing. Up to $20.0 million of the balance outstanding under the credit agreement and the term note is collateralized by all accounts receivable, inventory and certain property and equipment. The balance outstanding under the credit agreement bears interest at rates related to IBOR or LIBOR plus 1.00% to 3.00% (4.13% at September 30, 2003), or at prime plus 0.75% (4.75% at September 30, 2003). At September 30, 2003 we had $29.3 million outstanding under the credit agreement bearing interest at 4.75%. These amounts were partially offset by $1.8 million in cash receipts that had not been applied to the loan balance. This results in an additional net borrowing capacity under the line of credit of $12.5 million at September 30, 2003. The interest rate on the $5.0 million term note is at 5.00%.

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

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.30% as of September 30, 2003 as compared to 1.70% on September 30, 2002. The Bond is collateralized by property and equipment and guaranteed by an irrevocable letter of credit.

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

The following table sets forth our commitments for the current and future periods under the terms of our debt obligations and operating leases:

	Total	2003(1)		2004/2005	2006/2007	Thereafter
Credit agreement	$32,479	$		$32,479	$—	$—
The Notes	49,286		5,000	21,428	18,572	4,286
Industrial development bond	1,750		—	500	500	750
Capital leases	2,119		249	1,836	34	—
Operating leases	36,101		3,395	22,096	10,155	455

Total obligations	$121,735		$8,644	$78,339	$29,261	$5,491

(1)	Represents commitments from October 1, 2003 through December 31, 2003.

The credit agreement, the Notes and operating leases all require compliance with certain financial covenants. The credit agreement and operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company uses derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. The Company has entered into two Foreign Exchange Agreements (“Agreements”) in the aggregate amount of $5.0 million. The Agreements guarantee that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of September 30, 2003, $0.8 million was still open and the Agreements are expected to be completed by December 31, 2003. The Company believes its current risk exposure to exchange rate movements to be immaterial.

The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of its debt. The debt subject to change in interest rates are its $40.0 million revolving credit line ($27.5 million outstanding as of September 30, 2003) and an Industrial Revenue Bond ($1.8 million outstanding as of September 30, 2003). The Company believes its current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4. Controls and Procedures

As of September 30, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

In the three months ended, September 30, 2003, there have been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

We are a defendant in a suit brought by Foothill/DeAnza Community College, in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz Lok” system that plaintiffs allege was defectively designed and manufactured and sold by the defendants during the 1990s. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability, and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada) on claims of breach of express warranty, fraud, and unfair trade practices. Depositions of expert witnesses and some document and other discovery have taken place. The Ninth Circuit Court of Appeals, on August 19, 2002, denied our Petition for Review of the class certification decision. The amount of damages claimed has not been specified. While we do not have any way to accurately estimate the damages, if any, at the present time, plaintiffs have alleged that there are approximately 1,500 affected facilities in the six states, and they seek replacement costs for all facilities. A trial date has been scheduled for March 22, 2004. On September 3, 2002, we filed a declaratory relief action against our insurance carriers alleging that they are obligated to defend and indemnify us in this matter. The court has not set a trial date in the declaratory relief action. The parties to that action have completed a nonbinding arbitration proceeding. Our summary judgement motions in the declaratory relief action are presently pending and the court has postponed hearings in both actions to facilitate settlement efforts. The parties in both cases are actively pursuing through mediation efforts a global resolution of all claims.

We have also been named in three lawsuits, one in Washington, one in Calfornia and one in Illinois, in which the plaintiffs allege similar defects in Poz Lok fire sprinkler pipe with alleged resulting remediation damages. We have denied liability. Our insurers have undertaken the defense of these cases.

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

In November 1999, the Oregon Department of Environmental Quality requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. Assessment work is ongoing.

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

Also, in December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter. In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the Oregon Department of Environmental Quality to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River sediments. Therefore, until our work with the Oregon Department of Environmental Quality is completed, it would be premature for us to enter into any negotiations with EPA.

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

Item 2. Changes in Securities

During the third quarter of 2003, the Company sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under the Company’s stock option plans. An aggregate of 9,506 shares of Common Stock was issued at an exercise price of $1.00. This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

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

(b) Reports on Form 8-K

A Report on Form 8-K was furnished on July 23, 2003 to report the Company’s financial results for the second quarter ended June 30, 2003, as reported in a press release dated July 23, 2003. No other reports on Form 8-K were furnished during the quarter ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

NORTHWEST PIPE COMPANY

By: /s/ BRIAN W. DUNHAM

Brian W. Dunham

President and Chief Executive Officer

By: /s/ JOHN D. MURAKAMI

John D. Murakami

Vice President, Chief Financial Officer

(Principal Financial Officer)