Form 10-K
period 2003-12-31
NORTHWEST PIPE CO
filed 2004-03-12
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

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

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $86,834,210 as of June 30, 2003 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 8, 2004 was 6,584,100 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Parts II and III of Form 10-K by reference portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Northwest Pipe Company (the “Company”) manufactures welded steel pipe in two business segments. In our Water Transmission business (the “Water Transmission” business), we are a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In our Tubular Products business (the “Tubular Products” business), we manufacture smaller diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of construction, agricultural, energy and industrial applications. In addition, we produce propane tanks from our manufacturing facility in Monterrey, Mexico. In 2003, Water Transmission and Tubular Products revenues represented approximately 60% and 40% of our net sales, respectively. We are headquartered in Portland, Oregon. Water Transmission products are manufactured in the our Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in our Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

Products

Water Transmission Products.    Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch, and other industrial and structural applications. Most of our water transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plants. We have the capability to manufacture water transmission pipe in diameters ranging from 4.5" to 156" with wall thickness of 0.135" to 3.00". We can coat and line these products with cement mortar, polyethylene tape, paints, epoxies, Pritec© and coal tar enamel according to the customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

Tubular Products.    Our Tubular Products range in size from 0.50" to 16" in diameter with wall thickness from 0.035" to 0.315", square tubing from 0.75" to 3", and rectangular tubing from 0.50" x 1" to 3" x 4". These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications.

Marketing

Water Transmission.    The primary customers for water transmission products are installation contractors for projects funded by public water agencies. Our plant locations in Oregon, Colorado, California, West Virginia and Texas allow us to efficiently serve customers throughout the United States, Canada and Mexico. Our water transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects. As a public water agency develops a pipeline project, our professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposal to the public water agency. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Because a substantial portion of our water transmission revenue is derived from sales related to public water transmission projects, our sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in obtaining environmental approvals and right-of-way permits. Additionally, adjustments in governmental spending, general budgetary constraints or the inability of governmental entities to issue debt could adversely affect our water transmission sales.

Tubular Products.    Our tubular products are marketed through a network of direct sales force personnel and independent distributors in the United States, Canada and Mexico. Our tubular products are produced in our plants in Oregon, Kansas, Texas, Louisiana and Mexico. Our marketing strategy focuses on customer service and customer relationships. For example, we are willing to sell in small lot sizes and are able to provide mixed truckloads of finished products to our customers. In 2003, approximately 75% of our tubular products sales were to distributors, and approximately 25% were to original equipment manufacturers. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

Manufacturing

Water Transmission.    Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies, Pritec© and cement mortar. Linings may be cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in our fabrication facilities. The pipe is final inspected and prepared for shipment. We ship our products to project sites principally by truck and rail.

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

Technology.    Advances in technology help us produce high quality products at competitive prices. Ongoing investments in technological improvements include an in-house metallurgical laboratory complete with state of the art optics, spectrographic analysis and impact testing capabilities. This laboratory serves as a tool for accurate process control as well as for research and development of new products and processes. Finished products also benefit from recent advancements in nondestructive inspection systems, including phased array ultrasonics and real time imaging enhancement capabilities. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance.    We have established, documented, implemented and continue to maintain quality management systems for continual improvement and the assurance of consistently providing product that meets customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer. All of our quality management systems in the United States are certified by the International Organization for Standardization (ISO). In addition to ISO certification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual,

National Sanitary Foundation and Underwriters Laboratory, have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until verification that all product requirements have been met.

Product Liability.    The manufacturing and use of steel pipe involves a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages, including consequential damages. We warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in the amount of $52 million, which we believe to be adequate. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may also be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2003 and 2002, our backlog of orders was approximately $73.8 million and $55.2 million, respectively. Backlog as of December 31, 2003 includes projects having a value of approximately $13.8 million for which binding contracts had not yet been executed. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission.    We have several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, we believe we can more effectively compete throughout the U.S. and Canada. Our primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, our primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and U.S. Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros., which manufactures prestressed pipe; and American Spiral Weld Pipe Company which manufactures spiral welded steel pipe.

Hanson Concrete Products, Inc., which manufactures concrete cylinder pipe, began manufacturing spiral welded steel pipe in January 2004. No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products.    The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. During the year, we continued to experience pricing pressures in the tubular products market, which we believe was the result of an excess of domestic and imported supply over current demand in our markets. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture.

Raw Materials and Supplies

We purchase hot rolled steel coil from a number of primary domestic and import steel producers including California Steel Industries, Ferrostaal, Gallatin Steel, International Steel Group, Nucor, Oregon Steel Mills, Steel Dynamics and U.S. Steel. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us, although, the steel price may be negotiated in advance of the bidding process. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

We also rely on certain suppliers of coating materials, lining materials and certain custom fabricated items. We have at least two suppliers for most of our raw materials. We believe our relationships with our suppliers are positive. In spite of a difficult current steel environment, we do not believe that we will experience significant shortages of raw materials or components essential to our production processes or that we will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2003, we had 1,180 full-time employees. Approximately 23% were salaried and approximately 77% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

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

Portland, Oregon    The Portland, Oregon facility consists of approximately 300,000 square feet of covered manufacturing space located on approximately 25 acres. We operate three spiral mills and three ERW mills at our Portland, Oregon facility.

Atchison, Kansas    The Atchison, Kansas facility consists of approximately 60,000 square feet of covered manufacturing space located on approximately 40 acres. We operate two ERW mills at our Atchison, Kansas facility.

Adelanto and Riverside, California    The Adelanto, California facility consists of approximately 85,000 square feet of covered manufacturing space located on approximately 95 acres. We operate two spiral mills at our Adelanto, California facility. The Riverside, California facility consists of approximately 65 acres with approximately 46,100 square feet of covered manufacturing space and we operate two spiral mills and one ERW mill at this facility.

Denver, Colorado    The Denver, Colorado facility consists of approximately 157,000 square feet of covered manufacturing space located on approximately 40 acres. We operate two spiral mills at this facility.

Bossier City, Louisiana    The Bossier City facility consists of approximately 138,500 square feet of covered manufacturing space located on approximately 21 acres. We operate two ERW mills at this facility.

Houston, Texas    The Houston, Texas facility consists of approximately 185,000 square feet of covered manufacturing space located on approximately 15 acres. We operate four ERW mills at this facility.

Parkersburg, West Virginia    The Parkersburg, West Virginia facility consists of approximately 134,000 square feet of covered manufacturing space, located on approximately 93 acres. We operate three spiral mills at this facility.

Saginaw, Texas    The Saginaw, Texas facility consists of approximately 170,000 square feet of covered manufacturing space, located on approximately 26 acres at two facilities. We operate two spiral mills at these facilities.

Monterrey, Mexico    The Monterrey, Mexico facility consists of approximately 25,000 square feet of covered manufacturing space located on approximately five acres. We produce propane tanks at this facility.

As of December 31, 2003, we owned all of our facilities, except for one of our Saginaw, Texas facilities, which is under a long-term lease through 2008 and 2019, if all extensions are exercised.

We have available manufacturing capacity from time to time at each of our facilities. To take advantage of market opportunities, we may identify capital projects that will allow us to expand our manufacturing facilities to meet expected growth opportunities.

Item 3.	Legal Proceedings

We are a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs allege was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and further alleges that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied our petition for review. We filed a Declaratory Relief action against our insurers seeking defense and indemnification. We also filed an action against the former owner of the two companies we acquired in 1998, seeking damages for fees and indemnification. We are in the process of settling with both the plaintiffs and the insurance companies. Following a hearing on February 23, 2004, the Court preliminarily approved a nationwide opt-out class. The Court approved notice to the class and set a Final Approval Hearing for June 7, 2004. Pursuant to the proposed settlement, we would be obligated only to pay those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, or microbiologically influenced corrosion (“MIC”). Class members could make a claim during a fifteen year period measured from the final effective date of the settlement, but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. Our insurance carriers will pay $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.5 million remaining to pay claims. Our payment obligations would not begin until the insurance funds are exhausted. During the second year and years four through fifteen, we would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. We have no payment obligations in years one and three. We also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, we would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, we would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, we would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, we would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would we be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. Management believes that we are not presently a party to any other litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

In November 1999, the Oregon Department of Environmental Quality (DEQ) requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, DEQ is recommending a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. Assessment work is ongoing.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Nasdaq National Market System under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 2002 and 2003 were as follows.

	Low	High
2002
First Quarter	$14.62	$17.85
Second Quarter	15.35	23.84
Third Quarter	14.51	23.00
Fourth Quarter	13.50	18.50

2003
First Quarter	$11.66	$17.50
Second Quarter	8.26	14.52
Third Quarter	12.75	16.55
Fourth Quarter	11.85	15.03

There were 97 shareholders of record and approximately 1,150 beneficial shareholders at March 1, 2003. There were no cash dividends declared or paid in fiscal years 2002 or 2003. We do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in Northwest Pipe’s definitive proxy statement for its 2004 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	In thousands, except per share amount
Consolidated Statement of Income Data:
Net sales	$244,987	$266,101	$276,473	$281,409	$240,307
Gross profit	33,228	43,929	51,402	49,217	48,904
Net income	3,531	9,259	11,111	10,691	13,285
Basic earnings per share	0.54	1.42	1.71	1.65	2.06
Diluted earnings per share	0.53	1.37	1.67	1.62	2.01

Consolidated Balance Sheet Data:
Working capital	$71,023	$117,879	$118,273	$75,760	$56,478
Total assets	280,010	286,732	266,582	283,157	248,271
Long-term debt, less current portion	35,914	75,664	59,009	70,841	76,984
Stockholders’ equity	131,651	127,152	118,245	107,849	97,169

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed below under the caption “risk factors” and from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Our water transmission products are manufactured in our Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular products are manufactured in our Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

We believe that the Tubular Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for Tubular Products. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within our market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction activity, the energy market and general economic conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Management Estimates:

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition:

Revenue from construction contracts in our water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all projects that are fifty percent or more complete except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than one percent are reviewed by senior management personnel. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Revenue from our tubular products segment is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2003, the accounts receivable balance of $48.6 million is reported net of allowances for doubtful accounts of $831,000. We believe the reported allowances at December 31, 2003, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Long-Lived Assets:

Property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.

When we determine that the carrying value of the property and equipment will not be recoverable, we calculate and record impairment losses using future undiscounted cash flows. We estimate future undiscounted cash flows using assumptions about the expected future operating performance of the Company. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations.

As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2003. We have determined that the fair value of the business segment that includes goodwill, estimated using various valuation methods, exceeds the business segment’s carrying amount and no impairment was recognized.

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

Income Taxes:

We record deferred income tax assets and liabilities based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted income tax rates. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities.

Self Insurance:

We are self-insured for health claims for certain employees. In addition, we are self-insured for a portion of losses and liabilities associated with workers compensation claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and, for workers compensation, certain actuarial assumptions followed in the insurance industry.

Pension Benefits:

We have two defined benefit pension plans that are frozen. We fund these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, and discount rates. Management, along with third-party actuaries, reviews all of these assumptions on an ongoing basis.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Year Ended December 31,
	2003	2002	2001
Net sales:
Water transmission	59.7%	65.6%	65.2%
Tubular products	40.3	34.4	34.8

Total net sales	100.0	100.0	100.0
Cost of sales	86.4	83.5	81.4

Gross profit	13.6	16.5	18.6
Selling, general and administrative expenses	9.1	8.7	9.1

Operating income	4.5	7.8	9.5
Interest expense, net	2.2	2.1	2.9

Income before income taxes	2.3	5.7	6.6
Provision for income taxes	0.9	2.2	2.6

Net income	1.4%	3.5%	4.0%

Segment gross profit as a percentage of net sales:
Water transmission	22.0%	22.0%	23.9%
Tubular products	1.1	6.1	8.7

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net sales.    Net sales decreased to $245.0 million in 2003 from $266.1 million in 2002. No single customer accounted for 10% or more of total net sales in 2003 or 2002.

Water Transmission sales decreased 16.2% to $146.3 million in 2003 from $174.5 million in 2002. The decrease was primarily a result of lower production levels that resulted from the combination of a low backlog at the beginning of the year, limited bidding activity through the majority of the first half of the year, and delays in obtaining approval from customers to produce projects in our backlog. In addition to the unevenness of bidding activity, the steel industry has recently become highly volatile. Steel availability is impacting our current production as delivery dates are being extended, and steel orders are being cancelled or modified. The long term effect of the extreme volatility we are currently experiencing is uncertain and will ultimately be determined by our ability to pass on cost increases, the length of time that steel costs continue to rise, and the reaction in the marketplace as those steel costs eventually moderate. Overall bidding activity has improved in the first part of 2004, and we have recently reported being the successful supplier on two major orders. At this time, we expect the overall market in 2004 to be better than 2003, which should allow us to maintain our current backlog and slowly improve our sales revenue beginning in the second quarter of 2004.

Tubular Products sales increased 7.8% to $98.7 million in 2003 from $91.6 million in 2002. The increase was primarily the result of improvements in the energy market.

Gross profit.    Gross profit decreased to $33.2 million (13.6% of total net sales) in 2003 from $43.9 million (16.5% of total net sales) in 2002.

Water Transmission gross profit decreased 16.1% to $32.2 million (22.0% of segment net sales) in 2003 from $38.4 million (22.0% of segment net sales) in 2002. Water Transmission gross profit decreased as a result of lower volume. Increased competition lowered the overall margins on jobs booked in 2003 and the low production utilization resulted in higher production costs in the first half of 2003. Even though overall bidding activity improved in the second half of the year and our bookings increased, the continued unevenness of the bidding activity in the second half of 2003 resulted in less than optimal utilization of plant capacity. The increased competitiveness of the market will continue to impact gross profit into 2004, but we expect the overall utilization of our facilities to improve, which should result in higher gross profit beginning in the second quarter of 2004.

Gross profit from Tubular Products decreased significantly to $1.1 million (1.1% of segment net sales) in 2003 from $5.5 million (6.1% of segment net sales) in 2002. Tubular Products gross profit decreased in 2003 as a result of the inability to fully pass on steel price increases to our customers during the year. Import pricing pressures and relatively low demand in our key markets kept prices of our products at lower levels than we have historically seen in relation to steel costs. Improving demand has resulted in successfully passing on the recent 2004 steel price increases to our customers, however, we have no assurance that we will be able to continue to do so if further price increases occur.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 3.7% to $22.3 million (9.1% of total net sales) in 2003 from $23.1 million (8.7% of total net sales) in 2002. The decrease was primarily the result of reduction in wages.

Interest expense.    Interest expense decreased to $5.2 million in 2003 from $5.5 million in 2002. The decrease in interest expense resulted from a lower aggregate interest rate.

Income taxes.    Our effective tax rate was approximately 38.3% in 2003 and 39.2% in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales.    Net sales decreased slightly to $266.1 million in 2002 from $276.5 million in 2001. No single customer accounted for 10% or more of total net sales in 2002 or 2001.

Water Transmission sales decreased 3.2% to $174.5 million in 2002 from $180.3 million in 2001. The decrease was primarily a result of lower production levels that resulted from lower bidding activity that began in the latter part of the third quarter of 2002. Starting in the third quarter of 2002 and continuing into early first quarter 2003, the bid dates on over $120 million of projects were delayed until later in 2003. Most of these projects were rescheduled to bid in the first quarter of 2003. Approximately 40% of these projects were postponed because of design or qualification revisions, 27% were postponed because all permits or right of ways had not been finalized and another 14% were postponed due to political considerations. This resulted in a reduction of our backlog to $55.2 million as of December 31, 2002, one of the lowest amounts that we have experienced in the last few years.

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

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased 7.9% to $23.1 million (8.7% of total net sales) in 2002 from $25.1 million (9.1% of total net sales) in 2001. The decrease was primarily the result of lower professional fees ($1.4 million), the elimination of the amortization of goodwill ($600,000) and lower advertising, promotion and travel expenses ($400,000).

Interest expense.    Interest expense decreased to $5.5 million in 2002 from $8.0 million in 2001. The decrease in interest expense resulted from lower interest rates and the completion of $51.7 million in sale-leaseback transactions in June 2001, the proceeds of which were used to reduce debt.

Income taxes.    Our effective tax rate was approximately 39.2% in 2002 compared to 39.3% in 2001.

Liquidity and Capital Resources

We generally finance our operations through cash flows from operations and available borrowings. At December 31, 2003, we had cash and cash equivalents of $128,000 and available borrowings of $19.1 million.

Net cash provided by operating activities in 2003 was $11.4 million. This was primarily the result of $3.5 million of net income, non-cash adjustments for depreciation and amortization of $4.7 million, offset by $6.6 million in deferred gain on sale-leaseback of equipment, a decrease in cost and estimated earnings in excess of billings on uncompleted contracts, trade receivables and inventories of $6.6, $4.8 and $3.9 million, respectively; partially offset by a decrease in accounts payable of $6.7 million. The decrease in cost and estimated earnings in excess of billings on uncompleted contracts, inventories and trade receivables resulted from the decreased demand in the Water Transmission segment of the business. The decrease in accounts payable resulted from reduced receipts of steel at the end of the year.

Net cash used in investing activities in 2003 was $12.1 million, which primarily related to additions of property and equipment. Capital expenditures are expected to be between $6.5 and $8.0 million in 2004.

Net cash provided by financing activities in 2003 was $676,000, which primarily resulted from borrowings under our credit agreement of $12.1 million partially offset by long-term debt payments of $11.0 million.

We had the following significant components of debt at December 31, 2003: a $40 million credit agreement, under which $20.9 million was outstanding; $8.5 million term loan; $2.8 million of Series A Senior Notes; $21.4 million of Series B Senior Notes; $20.0 million of Senior Notes; an Industrial Development Bond of $1.8 million; and capital lease obligations of $1.9 million.

The credit agreement expires on September 30, 2004 and the term note is due upon closing of replacement financing. Up to $20.0 million of the balance outstanding under the credit agreement and the term note is collateralized by all accounts receivable, inventory and certain equipment. The balance outstanding under the credit agreement bears interest at rates related to IBOR or LIBOR plus 1.00% to 3.00% (4.50% at December 31, 2003), or at prime plus 0.75% (4.75% at December 31, 2003). At December 31, 2003 we had $21.5 million outstanding under the credit agreement, $11.5 million bearing interest at 4.75% and $10.0 million bearing interest at 4.375%. These amounts were partially offset by $591,000 in cash receipts that had not been applied to the loan balance. This results in an additional net borrowing capacity under the line of credit of $19.1 million at December 31, 2003. The interest rate on the $8.5 million term note is at 5.00%.

The Senior Notes in the principal amount of $20.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2002 plus interest of 6.87% paid semi-annually on May 15 and November 15. The Series A Senior Notes in the principal amount of $2.8 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid semi-annually on April 1 and October 1. The Series B Senior Notes in the principal amount of $21.4 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2003 plus interest at 6.91% paid semi-annually on April 1 and October 1. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) are all unsecured.

On February 25, 2004 we completed new financing, which includes the following: the current $40.0 million credit agreement was revised to $35.0 million and expires on December 31, 2006; the Senior Note agreements were amended to require the payment of interest quarterly and to include supplemental interest from 0.0% to 1.5%, based on our total EBITDA to total debt leverage ratio; and a new Note Purchase and Private Shelf Agreement that provides a $15 million, 10-year term note and an additional $25 million private shelf facility that may be drawn over the next three years. Proceeds from the new term note were used to pay off the $8.5 million term note, and to pay down the credit agreement by $6.5 million. In addition, all of the above agreements are covered by an Inter-Creditor Agreement. Certain portions of our accounts receivable, inventory and equipment equally collateralize all three of the above agreements.

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

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.35% as of December 31, 2003 as compared to 1.65% on December 31, 2002. The Bond is collateralized by property and equipment and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a new company-wide enterprise resource planning system and other equipment. The aggregated interest rate on the capital leases is 7.9%.

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

The following table sets forth our commitments under the terms of our debt obligations and operating leases as of December 31, 2003:

	Total	2004	2005/2006	2007/2008	Thereafter
Credit Agreement	$29,441	$29,441	$—	$—	$—
The Notes	44,286	10,714	20,000	13,572	—
Industrial Development Bond	1,750	250	500	500	500
Capital Leases	1,914	1,072	836	6	—
Operating Leases	35,023	13,593	17,086	3,745	599

Total Obligations	$112,414	$55,070	$38,422	$17,823	$1,099

The credit agreement, the Notes, capital leases and operating leases all require compliance with certain financial covenants. The credit agreement and certain operating leases contain the following covenants: minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio; maximum funded debt to EBITDA; minimum tangible net worth; and ratio of unsecured funded debt to asset coverage. The Notes contain the following financial covenants: consolidated indebtedness not to exceed 58% of consolidated total capitalization; and minimum tangible net worth. These covenants impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure by the Company to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2003, we were in compliance with all covenants specified in our debt agreements.

On February 25, 2004, as a result of the refinancing discussed earlier, the credit agreement, the Notes, the Note Purchase and Private Shelf agreement and certain operating leases were amended to include the following covenants: consolidated tangible net worth, consolidated total debt to EBITDA, consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory, and property and equipment.

The continued conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to reduce total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2004. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Recent Accounting Pronouncements.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities. “ The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. We adopted these provisions in the third quarter of 2003. We are not a primary beneficiary of a VIE nor do we hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have an impact on the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. To the extent deemed necessary, the required information has been provided for our pension plans in Note 9 of the Notes to Consolidated Financial Statements. The adoption of this Statement did not have an impact on our results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, the issuance of this Bulletin did not have an impact on our results of operations or financial position.

Risk Factors

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

Any decline in demand for public water transmission projects could adversely affect our business.    Our water transmission business accounted for approximately 60% of our net sales in 2003. Our water transmission products are used primarily in public water transmission projects. As a result, our sales could be impacted adversely by declines in the number of projects planned by public water agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt.

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

We may be subject to claims for damages for defective products, which could adversely affect our results of operations.    We warrant our products to be free of certain defects. Losses may result or be alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages. We are currently a defendant in a class-action lawsuit alleging that a company we acquired manufactured and sold small diameter, thin walled fire sprinkler pipe that was defective. Although we have entered into a preliminary settlement agreement with respect to this litigation, it is subject to final approval by the court. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition and results of operations.

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

On March 5, 2002, the President of the United States announced a tariffs-and-quota plan, which took effect March 20, 2002. The plan was effective for three years, but was removed after 18 months. After the lifting of the tariff, steel prices have increased significantly, lead times have become extended, and shortages may be possible.

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

Recent accounting pronouncements may require us to write-down our goodwill, which could materially impair our net worth.    In July 2001, the FASB issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill should be amortized over their useful lives. We have $21.5 million of goodwill recorded on our financial statements as of December 31, 2003. If, as a result of the implementation of SFAS 141 and/or SFAS 142, we are required to write-down any of our goodwill, our net worth will be reduced. Since our credit agreement contains a covenant requiring us to maintain a minimum net worth, this reduction in net worth, if substantial, may result in an event of default under the credit agreement, which would prevent us from borrowing additional funds. SFAS 142 requires companies to review annually or more frequently if impairment indicators arise. We have completed our annual impairment review and believe that no impairment of goodwill exists at December 31, 2003.

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

Our stock’s relatively low trading volume may limit your ability to sell your shares.    Although our shares of common stock are listed on the Nasdaq National Market, our average daily trading volume over the twelve months ended December 31, 2003 is approximately 13,174 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

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

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. There were no foreign currency exchange agreements outstanding at December 31, 2003. We believe risk exposure resulting from exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates are our $40.0 million revolving credit line ($20.9 million outstanding as of December 31, 2003) and an Industrial Revenue Bond ($1.8 million outstanding as of December 31, 2003). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-24. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data, in Note 15 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Information as to Nominees and Continuing Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in Northwest Pipe’s Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Management has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Operations Controller. A copy of the Code of Ethics is filed as an Exhibit to this Report.

Item 11.	Executive Compensation

The information required by this item is included under the caption Executive Compensation in Northwest Pipe’s Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in Northwest Pipe’s Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in Northwest Pipe’s Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Auditors in Northwest Pipe’s Proxy Statement for its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1) Financial Statements

The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.

(a) (2) Financial Statement Schedule

The following schedule and report of independent auditors are filed herewith:

Page

Schedule II Valuation and Qualifying Accounts	S-1

Report of Independent Auditors on Financial Statement Schedule	S-2

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

4.1	Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999

10.2	1986 Incentive Stock Option Plan, incorporated by reference to Exhibits to the S-1*

10.3	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.4	Loan Agreement dated May 1, 1990 between the Company and California Statewide Communities Development Authority, incorporated by reference to Exhibits to the S-1

10.5	Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.6	Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.7	Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.8	1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1999 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 9, 1999 *

10.9	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 *

10.10	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000 *

10.11	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 4, 2000

10.12	Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

* This exhibit constitutes a management contract or compensatory plan or arrangement.

10.13	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000

10.14	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.15	Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001 *

10.16	Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001

10.17	Credit Agreement with Wells Fargo Bank, National Association, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.18	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.19	First Amendment to the Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated April 5, 2002, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as filed with the Securities and Exchange Commission on May 7, 2002

10.20	Second Amendment to the Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated June 30, 2002, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as filed with the Securities and Exchange Commission on August 14, 2002

10.21	Third Amendment to the Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated September 30, 2002, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission on November 15, 2002

14.1	Code of Ethics for Senior Financial Officers

21	Subsidiaries of the Registrant, filed herewith

23	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit constitutes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

A Report on Form 8-K was furnished on October 22, 2003 to report our financial results for the third quarter ended September 30, 2003, as reported in a press release dated October 22, 2003. No other reports on Form 8-K were furnished during the quarter ended December 31, 2003.

Report of Independent Auditors

To the Board of Directors and

Shareholders of Northwest Pipe Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP

Portland, Oregon

February 18, 2004,

except for Notes 12 and 16, as to which the date is February 25, 2004

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net sales	$244,987	$266,101	$276,473
Cost of sales	211,759	222,172	225,071

Gross profit	33,228	43,929	51,402

Selling, general and administrative expense	22,293	23,140	25,116

Operating income	10,935	20,789	26,286

Interest expense, net	5,210	5,549	7,989

Income before income taxes	5,725	15,240	18,297

Provision for income taxes	2,194	5,981	7,186

Net income	$3,531	$9,259	$11,111

Basic earnings per share	$0.54	$1.42	$1.71

Diluted earnings per share	$0.53	$1.37	$1.67

Shares used in per share calculations:
Basic	6,553	6,543	6,507

Diluted	6,660	6,756	6,647

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$3,531	$9,259	$11,111
Other comprehensive income (loss):
Minimum pension liability adjustment	872	(551)	(921)
Tax effect	(334)	216	362

Comprehensive income	$4,069	$8,924	$10,552

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$128	$161
Trade and other receivables, less allowance for doubtful accounts of $831 and $1,100	48,577	53,391
Costs and estimated earnings in excess of billings on uncompleted contracts	42,774	49,393
Inventories	43,655	47,533
Refundable income taxes	2,654	—
Deferred income taxes	1,611	2,233
Prepaid expenses and other	2,356	3,128

Total current assets	141,755	155,839
Property and equipment, net	110,965	104,603
Goodwill, net	21,451	21,451
Restricted assets	2,300	2,300
Other assets	3,539	2,539

Total assets	$280,010	$286,732

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$29,441	$—
Current portion of long-term debt	10,964	250
Current portion of capital lease obligations	1,072	838
Accounts payable	24,387	31,098
Accrued liabilities	4,868	5,774

Total current liabilities	70,732	37,960
Note payable to financial institution	—	17,337
Long-term debt, less current portion	35,072	56,750
Capital lease obligations, less current portion	842	1,577
Deferred income taxes	20,382	17,558
Deferred gain on sale of equipment	19,503	26,084
Pension and other benefits	1,828	2,314

Total liabilities	148,359	159,580

Commitments and contingencies (Notes 8 and 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,560,385 and 6,548,879 shares issued and outstanding	66	65
Additional paid-in-capital	39,667	39,572
Retained earnings	92,735	89,204
Accumulated other comprehensive loss:
Minimum pension liability	(817)	(1,689)

Total stockholders’ equity	131,651	127,152

Total liabilities and stockholders’ equity	$280,010	$286,732

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2000	6,498,081	$65	$39,167	$68,834	$(217)	$107,849
Net income				11,111		11,111
Issuance of common stock under stock option plans	4,546		52			52
Issuance of common stock under employee stock purchase plan	15,370		150			150
Minimum pension liability adjustment					(921)	(921)
Tax benefit of stock options exercised			4			4

Balances, December 31, 2001	6,517,997	65	39,373	79,945	(1,138)	118,245
Net income				9,259		9,259
Issuance of common stock under stock option plans	24,967		93			93
Issuance of common stock under employee stock purchase plan	5,915		71			71
Minimum pension liability adjustment					(551)	(551)
Tax benefit of stock options exercised			35			35

Balances, December 31, 2002	6,548,879	65	39,572	89,204	(1,689)	127,152
Net income				3,531		3,531
Issuance of common stock under stock option plans	9,506	1	36			37
Minimum pension liability adjustment					872	872
Tax benefit of stock options exercised			59			59

Balances, December 31, 2003	6,558,385	$66	$39,667	$92,735	$(817)	$131,651

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$3,531	$9,259	$11,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,694	3,793	5,918
Deferred income taxes	3,446	1,851	(791)
Deferred gain on sale-leaseback of equipment	(6,581)	(2,748)	(1,434)
(Gain) loss on sale of equipment	33	82	(28)
Tax benefit of nonqualified stock options exercised	59	35	4
Changes in current assets and liabilities:
Trade and other receivables, net	4,814	1,729	(62)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,619	6,842	(8,985)
Inventories	3,878	1,913	5,529
Refundable income taxes	(2,654)	—	2,129
Prepaid expenses and other	772	(287)	(658)
Accounts payable	(6,711)	2,977	66
Accrued and other liabilities	(520)	(240)	2,343

Net cash provided by operating activities	11,380	25,206	15,142

Cash Flows From Investing Activities:
Additions to property and equipment	(11,115)	(28,823)	(12,182)
Proceeds from sale of property and equipment	26	75	260
Other assets	(1,000)	(1,677)	(1,344)

Net cash used in investing activities	(12,089)	(30,425)	(13,266)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	37	164	202
Payments on long-term debt	(10,964)	(10,964)	(7,124)
Net borrowings (proceeds) under notes payable to financial institutions	12,104	15,296	(46,159)
Proceeds of sale-leaseback	—	1,275	51,744
Borrowings from capital lease obligations	387	416	—
Payments on capital lease obligations	(888)	(878)	(821)

Net cash provided by (used in) financing activities	676	5,309	(2,158)

Net increase (decrease) in cash and cash equivalents	(33)	90	(282)
Cash and cash equivalents, beginning of period	161	71	353

Cash and cash equivalents, end of period	$128	$161	$71

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$5,527	$5,432	$8,585
Cash paid during the period for income taxes (net of tax refunds of $2,781, $5, and $697)	1,062	4,896	2,917

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

Property and Equipment

Property and equipment, including land, buildings and equipment under capital leases, are stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the assets.

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	20 – 30 years
Buildings	20 – 40 years
Equipment	5 – 18 years
Equipment under capital leases	5 – 10 years

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $21.5 million at December 31, 2003 and 2002. With the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized (See Note 5). Prior to 2002, goodwill was amortized on the straight-line method over 40 years and amortization charged to operations was $593 in 2001. SFAS 142 requires companies to review goodwill for impairment annually or more frequently if impairment indicators arise. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2003.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 107,067, 213,359 and 140,296 for the years ended December 31, 2003, 2002, 2001, respectively, were used in the calculations of diluted earnings per share. Options to purchase 821,698 shares of common stock at prices of $13.563 to $22.875 per share, options to purchase 288,357 shares of common stock at prices of $17.125 to $22.875 per share, and options to purchase 424,017 shares of common stock at prices of $14.563 to $22.875 per share were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2003 and 2002.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments and contract disputes. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. If the past due amount results from a specific water transmission project, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company believes the reported allowances at December 31, 2003 and 2002 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

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

Long-Lived Assets

Property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.

When we determine that the carrying value of the property and equipment will not be recoverable, we calculate and record impairment losses using future undiscounted cash flows. We estimate future undiscounted cash flows using assumptions about the expected future operating performance of the Company. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations.

As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2003. We have determined that the fair value of the business segment that includes goodwill, estimated using various valuation methods, exceeds the business segment’s carrying amount and no impairment was recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

and doubtful account allowances. Actual results could differ from those estimates under different assumptions or conditions.

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

Pension Benefits

The Company has two defined benefit pension plans that are frozen. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, and discount rates. Management, along with third-party actuaries, reviews all of these assumptions on an ongoing basis.

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

At December 31, 2003, the Company has three stock-based compensation plans, which are described more fully in Note 10. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$3,531	$9,259	$11,111
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	50	389	714

Pro forma net income	$3,481	$8,870	$10,397

Earnings per share:
Basic—as reported	$0.54	$1.42	$1.71
Basic—pro forma	$0.53	$1.36	$1.60

Diluted—as reported	$0.53	$1.37	$1.67
Diluted—pro forma	$0.52	$1.31	$1.56

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

Reclassification

Certain amounts in 2002 and 2001 have been reclassified to conform with the 2003 presentation. Net income was not affected by these reclassifications.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The adoption of SFAS 149 did not have a material effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company adopted these provisions in the third quarter of 2003. The Company is not a primary beneficiary of a VIE nor does it hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have an impact on the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. To the extent deemed necessary, the required information has been provided for the Company’s pension plans in Note 9. The adoption of this Statement did not have an impact on the Company’s results of operations or financial position.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, the issuance of this Bulletin did not have an impact on the Company’s results of operations or financial position.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2003	2002
Costs incurred on uncompleted contracts	$143,993	$164,333
Estimated earnings	38,820	48,790

	182,813	213,123
Less billings to date	(140,039)	(163,730)

	$42,774	$49,393

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

3.	INVENTORIES:

	December 31,
	2003	2002
Finished goods	$21,536	$22,253
Raw materials	20,100	22,951
Materials and supplies	2,019	2,329

	$43,655	$47,533

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2003	2002
Land and improvements	$16,383	$15,860
Buildings	30,244	29,612
Equipment	74,040	64,683
Equipment under capital leases	5,274	4,843
Construction in progress	13,323	14,366

	139,264	129,364
Less accumulated depreciation and amortization	(28,299)	(24,761)

Property and equipment, net	$110,965	$104,603

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

Depreciation expense was $4,694, $3,793 and $5,325 for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated amortization associated with property and equipment under capital leases was $1,190 and $1,108 at December 31, 2003 and 2002, respectively.

5.	GOODWILL:

	December 31,
	2003	2002
Goodwill	$23,717	$23,717
Less accumulated amortization	(2,266)	(2,266)

Goodwill, net	$21,451	$21,451

The following table summarizes the impact of SFAS 142 on net income and earnings per share had SFAS 142 been in effect for the year ended December 31, 2001:

	Year Ended December 31,
	2003	2002	2001
Net income	$3,531	$9,259	$11,111
Add: amortization of goodwill	—	—	593
Income tax effect	—	—	(233)

Net income as adjusted	$3,531	$9,259	$11,471

Basic earnings per share:
Net income as reported	$0.54	$1.42	$1.71
Add: amortization of goodwill, net of taxes	—	—	0.05

Net income as adjusted	$0.54	$1.42	$1.76

Diluted earnings per share:
Net income as reported	$0.53	$1.37	$1.67
Add: amortization of goodwill, net of taxes	—	—	0.05

Net income as adjusted	$0.53	$1.37	$1.72

6.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2003, the Company had a $40.0 million line of credit agreement, under which $20.9 million was outstanding. This resulted from $11.5 million bearing interest at 4.75% and $10.0 million bearing interest at 4.375%, partially offset by $0.6 million of cash receipts that had not been applied to the line of credit. At December 31, 2003, the Company had additional net borrowing capacity under the line of credit of $19.1 million. It bears interest at rates related to IBOR or LIBOR plus 1.25% to 3.25%(4.50% at December 31, 2003), or at prime plus 0.75% (4.75% at December 31, 2003). The Company has a $8.5 million term note bearing interest at 5.00%. The credit agreement expires on September 30, 2004 and the term note is due upon closing of replacement financing. Up to $20.0 million of the balance outstanding under the credit agreement and the term note is collateralized by all accounts receivable, inventory and certain equipment. The line of credit agreement contains the following covenants; minimum earnings before tax plus interest (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) coverage ratio, maximum funded debt to EBITDA, minimum tangible net worth and ratio of unsecured funded debt to asset coverage. At December 31, 2003, the Company was in compliance with all covenants specified in the line of credit agreement, as amended.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

See footnote 16 for discussion of a new financing agreement entered into subsequent to December 31, 2003.

7.	LONG-TERM DEBT:

	December 31,
	2003	2002
Industrial Development Bond, maturing on April 15, 2010, issued in accordance with Internal Revenue Code Section 144(a), variable interest (1.35% at December 31, 2003 and 1.65% at December 31, 2002) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed by an irrevocable letter of credit from a bank	$1,750	$2,000

Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million that began November 15, 2001, plus interest at 6.87% paid semi-annually, on May 15 and November 15, without collateral	20,000	25,000

Series A Senior Notes, maturing on April 1, 2005, due in annual payments of $1.4 million that began April 1, 1999, plus interest at 6.63% paid semi-annually, on April 1 and October 1, without collateral	2,857	4,286

Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million that began April 1, 2002, plus interest at 6.91% paid semi-annually, on April 1 and October 1, without collateral	21,429	25,714

Total long-term debt	$46,036	$57,000

Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$10,964	$250
Long-term debt, less current portion	35,072	56,750

	$46,036	$57,000

The Company is required to maintain certain financial ratios under its long-term debt agreements. As of December 31, 2003, the most restrictive of these was a requirement to maintain consolidated indebtedness at or below 58% of consolidated total capitalization. At December 31, 2003, the Company was in compliance with all financial ratios specified in its long-term debt agreements.

Future principal payments are as follows:

2004	$10,964
2005	10,964
2006	9,536
2007	9,536
2008	4,536
Thereafter	500

$46,036

Interest expense was $5,210, net of amounts capitalized of $89 in 2003. Interest expense was $5,549 in 2002, and $7,989, net of amounts capitalized of $50 in 2001.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

8.	LEASES:

Capital Leases

The Company leases certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2003 are as follows:

2004	$1,225
2005	830
2006	49
2007	7

Total minimum lease payments	2,111
Less—Amount representing interest	197

Present value of minimum lease payments with interest rates of 7.9%	1,914
Current portion of capital lease	1,072

Capital lease obligation, less current portion	$842

Operating Leases

The Company has entered into various equipment leases with terms of seven years or less. Total rental expense for 2003, 2002 and 2001 was $14,145, $11,773 and $9,008, respectively. Future minimum payments as of December 31, 2003 for operating leases with initial or remaining terms in excess of one year are:

2004	$13,593
2005	9,284
2006	7,802
2007	2,977
2008	768
Thereafter	599

$35,023

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

In the third quarter of 2002, the Company completed additional sales-leasebacks of certain manufacturing equipment for $3.5 million. The lengths of the leases are from thirty-six to eighty-four months. On December 15, 2002, the Company repurchased certain manufacturing equipment that was included in the June 29, 2001 sale-leaseback transactions. Also, on December 15, 2002 the Company completed a new sale-leaseback transaction for $24.9 million that included a portion of the repurchased manufacturing equipment. The length of the new sale-leaseback is forty-eight months and includes options beginning after the basic lease term of twenty-four months to terminate, purchase or continue to rent through the term length. The Company recognized an additional net deferred gain of $5.6 million as a result of the new sale-leaseback. The deferred gain that will be amortized over the basic lease term of twenty-four months is limited by the maximum guaranteed residual amount.

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

The Company also has two noncontributory defined benefit plans, a union and a salaried benefit plan. Both plans are frozen, and participants are fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to date the plans were frozen. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2003 and 2002, the Company has recorded, in accordance with the actuarial valuation, a prepaid asset of $1,071 and $787, respectively, and an accrued pension liability of $1,084 and $2,591, respectively. Additionally, as of December 31, 2003 and 2002, the accumulated benefit obligation was $3,912 and $3,827, respectively, and the fair value of plan assets was $3,767 and $2,925, respectively.

Total expense for all retirement plans in 2003, 2002 and 2000 was $894, $983 and $925, respectively.

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

Stock Option Plans

The Company has two stock option plans for employees and directors. The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price, which is 100 percent of the fair value of the Company’s stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price, which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. There were 1,019,387, 1,030,893 and 1,055,860 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2003, 2002 and 2001 respectively.

A summary of status of the Company’s stock options as of December 31, 2003, 2002 and 2001 and changes during the year ended on those dates is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2000	802,020	13.61
Options granted	181,449	13.91
Options exercised	(4,546)	11.44
Options canceled	(15,946)	17.38

Balance, December 31, 2001	962,977	13.62
Options granted	66,357	17.90
Options exercised	(24,967)	3.74
Options canceled	(7,397)	15.50

Balance, December 31, 2002	996,970	14.13
Options granted	15,000	10.31
Options exercised	(11,506)	3.04
Options canceled	(21,694)	16.03

Balance, December 31, 2003	978,770	$14.16

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$ 1.00–$ 4.78	148,164	1.32	$4.26	148,164	$4.26
$10.63–$13.56	193,602	6.53	13.22	147,765	13.12
$14.00–$14.56	170,892	7.30	14.02	96,475	14.04
$14.75–$17.13	167,218	4.99	14.87	162,127	14.88
$17.90–$18.75	196,705	4.76	18.49	160,726	18.62
$18.88–$22.88	102,189	4.13	21.07	102,189	21.07

	978,770	5.01	$14.16	817,446	$14.04

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2003, 2002 and 2001, respectively: 817,446 at $14.04, 718,075 at $14.13 and 608,784 at $13.10.

In accordance with SFAS 123, “Accounting for Stock Based Compensation”, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented in Note 1. The fair value of options granted in 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.06%	4.76%	4.93%
Expected dividend yield	0%	0%	0%
Expected volatility	47.52%	47.93%	45.91%
Expected lives (years)	6.79	6.49	5.00

The weighted average grant date fair value of options granted during 2003, 2002 and 2001 was $5.35, $9.66 and $6.48, respectively. No ESPP shares were issued in 2003.

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

Litigation

The Company is a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that the Company acquired in 1998 and subsequently merged into it are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs allege was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and further alleges that the leaks caused damage to other property as well as loss of use. The Company answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied the Company’s petition for review. The Company filed a Declaratory Relief action against its insurers seeking defense and indemnification. The Company also filed an action against the former owner of the two companies it acquired in 1998, seeking damages for fees and indemnification. The Company is in the process of settling with both the plaintiffs and the insurance companies. Following a hearing on February 23, 2004, the Court preliminarily approved a nationwide opt-out class. The Court approved notice to the class and set a Final Approval Hearing for June 7, 2004. Pursuant to the proposed settlement, the Company would be obligated only to pay those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, or microbiologically influenced corrosion (“MIC”). Class members could make a claim during a fifteen year period measured from the final effective date of the settlement, but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. The Company’s insurance carriers will pay $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.5 million remaining to pay claims. The Company’s payment obligations would not begin until the insurance funds are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

The Company’s manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of the Company’s operations require environmental permits to control and reduce air and water discharges, which are subject to modification, renewal and revocation by government authorities. The Company believes that it is in material compliance with all environmental laws, regulations and permits, and it does not anticipate any material expenditures to meet current or pending environmental requirements. However, it could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if it is applied to its facilities in a way it does not anticipate.

In November 1999, the Oregon Department of Environmental Quality (DEQ) requested that the Company perform a preliminary assessment of its plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a voluntary letter agreement with the department in mid-August

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, DEQ is recommending a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. Assessment work is ongoing.

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

Also, in December 2000, EPA notified the Company and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter. In the last week of December 2000, the Company responded to EPA’s inquiry stating that it was working with the Oregon Department of Environmental Quality to determine whether its plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River sediments. Therefore, until the Company’s work with the Oregon Department of Environmental Quality is completed, it would be premature for the Company to enter into any negotiations with EPA.

The Company operates under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters. The Company is not aware of any current material violations or citations relating to any of these permits or licenses. It has a policy of reducing consumption of hazardous materials in its operations by substituting non-hazardous materials when possible.

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

Commitments

As of December 31, 2003, the Company had outstanding raw material purchase commitments of approximately $24.0 million.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

13.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$(1,121)	$3,430	$6,762
State	(131)	700	1,215
Deferred:
Federal	2,750	1,661	(710)
State	696	190	(81)

	$2,194	$5,981	$7,186

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

	Year Ended December 31,
	2003	2002	2001
Provision at statutory rate	$2,004	$5,334	$6,405
State provision, net of federal benefit	372	478	688
Other	(182)	169	93

	$2,194	$5,981	$7,186

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2003	2002
Deferred tax assets:
Trade receivables, net	$321	$429
Accrued employee benefits	538	742
Inventories	799	926
Net operating loss carryforwards	1,246	1,086
Other	137	138

Total deferred tax assets	3,041	3,321
Deferred tax liabilities:
Property and equipment	(21,391)	(18,646)
Other	(421)	—

Total deferred tax liabilities	(21,812)	(18,646)

Net deferred tax liabilities	$(18,771)	$(15,325)

	December 31,
	2003	2002
Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
Deferred tax assets—current	$1,611	$2,233
Deferred tax liabilities—noncurrent	(20,382)	(17,558)

Net deferred tax liabilities	$(18,771)	$(15,325)

As of December 31, 2003, the Company had approximately $2.8 million of net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel which are limited in their use to approximately $348,000 per year during the 15 year carryforward period which expires in 2010.

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

Based on the location of the customer, the Company sold products in the United States, Canada and Mexico. As of December 31, 2003, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2003	2002	2001
Net sales:
Water transmission	$146,317	$174,549	$180,295
Tubular products	98,670	91,552	96,178

Total	$244,987	$266,101	$276,473

Gross profit:
Water transmission	$32,173	$38,367	$43,077
Tubular products	1,055	5,562	8,325

Total	$33,228	$43,929	$51,402

Interest expense, net:
Water transmission	$3,447	$4,147	$4,296
Tubular products	1,763	1,402	3,693

Total	$5,210	$5,549	$7,989

Depreciation and amortization of property and equipment:
Water transmission	$2,033	$1,885	$2,811
Tubular products	1,766	1,129	1,592

Total	3,799	3,014	4,403
Corporate	895	779	922

Total	$4,694	$3,793	$5,325

Amortization of intangible assets:
Water transmission	$—	$—	$—
Tubular products	—	—	593

Total	$0	$0	$593

Capital expenditures:
Water transmission	$2,983	$10,257	$5,778
Tubular products	7,959	17,754	5,654

Total	10,942	28,011	11,432
Corporate	173	812	750

Total	$11,115	$28,823	$12,182

Net sales by geographic area:
United States	$234,603	$260,724	$266,561
Canada and Other	10,384	5,377	9,912

Total	$244,987	$266,101	$276,473

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002
Total Assets:
Water transmission	$149,200	$154,900
Tubular products	114,959	119,463

Total	264,159	274,363
Corporate	15,851	12,369

Total	$280,010	$286,732

No one customer represented more than 10% of total sales in 2003, 2002 or 2001.

15.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2003 and 2002 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net sales:
Water transmission	$35,258	$36,713	$39,705	$34,641
Tubular products	22,402	24,816	27,018	24,434

Total net sales	$57,660	$61,529	$66,723	$59,075

Gross profit (loss):
Water transmission	$7,466	$7,437	$9,333	$7,937
Tubular products	(932)	383	857	747

Total gross profit	$6,534	$7,820	$10,190	$8,684
Net income (loss)	$(318)	$437	$2,055	$1,357

Earnings (loss) per share:
Basic	$(0.05)	$0.07	$0.31	$0.21
Diluted	$(0.05)	$0.06	$0.31	$0.20

2002
Net sales:
Water transmission	$43,324	$39,945	$46,598	$44,682
Tubular products	20,954	24,425	23,067	23,106

Total net sales	$64,278	$64,370	$69,665	$67,788

Gross profit:
Water transmission	$8,767	$8,428	$10,619	$10,553
Tubular products	1,415	2,097	1,566	484

Total gross profit	$10,182	$10,525	$12,185	$11,037
Net income	$1,839	$2,088	$3,004	$2,328

Earnings per share:
Basic	$0.28	$0.32	$0.46	$0.36
Diluted	$0.27	$0.31	$0.44	$0.35

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except share and per share amounts)

16.	SUBSEQUENT EVENT:

On February 25, 2004 the Company completed new financing, which includes the following: the current $40.0 million credit agreement was revised to $35.0 million and expires on December 31, 2006; the Senior Note agreements were amended to require the payment of interest quarterly and to include supplemental interest from 0.0% to 1.5%, based on the Company’s total EBITDA to total debt leverage ratio; and a new Note Purchase and Private Shelf Agreement that provides a $15 million, 10-year term note and an additional $25 million private shelf facility that may be drawn over the next three years. Proceeds from the new term note were used to pay off the $8.5 million term note, and to pay down the credit agreement by $6.5 million. In addition, all of the above agreements are covered by an Inter-Creditor Agreement. Certain portions of the Company’s accounts receivable, inventory and equipment equally collateralize all three of the above agreements.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,100	$1,040	$1,309	$831

Year ended December 31, 2002:
Allowance for doubtful accounts	$573	$1,270	$743	$1,100

Year ended December 31, 2001:
Allowance for doubtful accounts	$650	$1,095	$1,172	$573

S-1

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Northwest Pipe Company

Our audits of the consolidated financial statements referred to in our report dated February 18, 2004, except for Notes 12 and 16, as to which the date is February 25, 2004, appearing on page F-1 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Portland, Oregon

February 18, 2004

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2004.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM
Brian W. Dunham
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 11th day of March 2004.

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