Form 10-Q
period 2004-03-31
NORTHWEST PIPE CO
filed 2004-04-30
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

Common Stock, par value $.01 per share	6,597,985
(Class)	(Shares outstanding at April 28, 2004)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share and per share amounts)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$138	$128
Trade and other receivables, less allowance for doubtful accounts of $946 and $831	49,834	48,577
Costs and estimated earnings in excess of billings on uncompleted contracts	44,759	42,774
Inventories	42,055	43,655
Refundable income taxes	1,274	2,654
Deferred income taxes	1,732	1,611
Prepaid expenses and other	1,962	2,356

Total current assets	141,754	141,755
Property and equipment less accumulated depreciation and amortization of $29,994 and $28,299	111,710	110,965
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Prepaid expenses and other	4,810	3,539

Total assets	$282,025	$280,010

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$13,874	$29,441
Current portion of long-term debt	10,964	10,964
Current portion of capital lease obligations	1,151	1,072
Accounts payable	24,749	24,387
Accrued liabilities	7,619	4,868

Total current liabilities	58,357	70,732
Long-term debt, less current portion	50,072	35,072
Capital lease obligations, less current portion	609	842
Deferred income taxes	20,382	20,382
Deferred gain on sale of fixed assets	17,858	19,503
Pension and other benefits	1,846	1,828

Total liabilities	149,124	148,359

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,597,985 and 6,548,879 shares issued and outstanding	66	66
Additional paid-in-capital	39,770	39,667
Retained earnings	93,882	92,735
Accumulated other comprehensive loss:
Minimum pension liability	(817)	(817)

Total stockholders’ equity	132,901	131,651

Total liabilities and stockholders' equity	$282,025	$280,010

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net sales	$66,722	$57,660
Cost of sales	58,294	51,126

Gross profit	8,428	6,534

Selling, general and administrative expenses	5,255	5,740

Operating income	3,173	794

Interest expense, net	1,308	1,317

Income (loss) before income taxes	1,865	(523)

Income tax expense (benefit)	718	(205)

Net income (loss)	$1,147	$(318)

Basic earnings (loss) per share	$0.17	$(0.05)

Diluted earnings (loss) per share	$0.17	$(0.05)

Shares used in per share calculations:
Basic	6,571	6,549

Diluted	6,682	6,549

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$1,147	$(318)
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Depreciation and amortization	1,693	1,212
Deferred income taxes	(121)	(34)
Deferred gain on sale-leaseback of equipment	(1,645)	(1,049)
Loss on sale of property and equipment	—	3
Changes in current assets and liabilities:
Trade and other receivables, net	(1,257)	8,685
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,985)	(2,430)
Inventories	1,600	1,304
Refundable income taxes	1,380	—
Prepaid expenses and other	394	1,019
Accounts payable	362	(8,687)
Accrued and other liabilities	2,769	(2,446)

Net cash provided by (used in) operating activities	4,337	(2,741)

Cash Flows From Investing Activities:
Additions to property and equipment	(2,438)	(2,725)
Proceeds from sale of property and equipment	—	3
Other assets	(186)	(382)

Net cash used in investing activities	(2,624)	(3,104)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	103	—
Net proceeds (payments) under notes payable from financial institutions	(15,567)	5,658
Borrowings from long-term debt	15,000	—
Payment of debt issuance costs	(1,085)	—
Net proceeds (payments) on capital lease obligations	(154)	186

Net cash provided by (used in ) financing activities	(1,703)	5,844

Net decrease in cash and cash equivalents	10	(1)
Cash and cash equivalents, beginning of period	128	161

Cash and cash equivalents, end of period	$138	$160

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$448	$586
Cash paid during the period for income taxes	—	1,945

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2004 and 2003 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2003 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004 or any portion thereof.

2. Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 110,895 for the three months ended March 31, 2004 were used in the calculations of diluted earnings per share. Options to purchase 473,057 and 655,243 shares of common stock at prices of $14.563 to $22.875 per share and $14.000 to $22.875 per share were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during those periods and thus the options would be antidilutive.

3. Inventories

Inventories are stated at the lower of cost or market. Finished goods are stated at standard cost, which approximates the first-in, first-out method of accounting. Materials and supplies, and Tubular Products raw materials are stated at standard cost. Water Transmission steel inventory is valued on a specific identification basis and coating and lining materials are stated on a moving average cost basis. Inventories consist of the following:

	March 31, 2004	December 31, 2003
Finished goods	$18,567	$21,536
Raw materials	21,423	20,100
Materials and supplies	2,065	2,019

	$42,055	$43,655

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

	Three months ended March 31,
	2004	2003
Net sales:
Water transmission	$36,297	$35,258
Tubular products	30,425	22,402

Total	$66,722	$57,660

Gross profit (loss):
Water transmission	$6,642	$7,466
Tubular products	1,786	(932)

Total	$8,428	$6,534

5. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company adopted these provisions in the third quarter of 2003. The Company is not a primary beneficiary of a VIE nor does it hold any significant interests or involvement in a VIE. The adoption of this interpretation did not have a material effect on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s results of operations or financial position.

In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement was effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. To the extent deemed necessary, the required information has been provided for the Company’s pension plans in Note 9 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K. The adoption of SFAS 132 did not have a material effect on the Company’s results of operations or financial position.

In December 2003, the U.S. Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, the issuance of this Bulletin did not have an impact on the Company’s results of operations or financial position.

In March 2004, the SEC issued SAB No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The issuance of this Bulletin did not have an impact on the Company’s results of operations or financial position.

6. Contingencies

The Company is a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that the Company acquired in 1998 and subsequently merged into it are also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs allege was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleges that the pipe leaked necessitating replacement of the fire sprinkler system and further alleges that the leaks caused damage to other property as well as loss of use. The Company answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied the Company’s petition for review. The Company filed a Declaratory Relief action against its insurers seeking defense and indemnification. The Company also filed an action against the former owner of the two companies it acquired in 1998, seeking damages for fees and indemnification. The Company is in the process of settling with both the plaintiffs and the insurance companies. Following a hearing on February 23, 2004, the Court preliminarily approved a nationwide opt-out class. The Court approved notice to the class and set a Final Approval Hearing for June 7, 2004. Pursuant to the proposed settlement, the Company would be obligated only to pay those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, and microbiologically influenced corrosion (“MIC”). Class members could make a claim during a fifteen year period measured from the final effective date of the settlement, but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. The Company’s insurance carriers will pay $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.5 million remaining to pay claims. The Company’s payment obligations would not begin until the insurance funds are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

7. Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

At March 31, 2004, the Company has three stock-based compensation plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$1,147	$(318)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(82)	(97)

Pro forma net income (loss)	$1,065	$(415)

Earnings (loss) per share:
Basic - as reported	$0.17	$(0.05)
Basic - pro forma	$0.16	$(0.06)
Diluted - as reported	$0.17	$(0.05)
Diluted - pro forma	$0.16	$(0.06)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2003. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Our Water Transmission products are manufactured in our Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Our Tubular Products are manufactured in our Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2004	2003
Net sales
Water transmission	54.4%	61.1%
Tubular products	45.6	38.9

Total net sales	100.0	100.0
Cost of sales	87.4	88.7

Gross profit	12.6	11.3
Selling, general and administrative expense	7.8	9.9

Income from operations	4.8	1.4
Interest expense, net	2.0	2.3

Income (loss) before income taxes	2.8	(0.9)
Income tax expense (benefit)	1.1	(0.4)

Net income (loss)	1.7%	(0.5)%

Gross profit (loss) as a percentage of segment net sales:
Water transmission	18.3%	21.2%
Tubular products	5.9	(4.2)

First Quarter 2004 Compared to First Quarter 2003

Net Sales. Net sales increased from $57.7 million in the first quarter of 2003 to $66.7 million in the first quarter of 2004.

Water Transmission sales increased 2.9% to $36.3 million in the first quarter of 2004 from $35.3 million in the first quarter of 2003. The increase in revenue was attributable to a stronger water transmission market, as evidenced by an increase in our backlog from $73.8 million at December 31, 2003 to $83.8 million at March 31, 2004. Based on the stronger water transmission market, we expect to continue to see an increase in revenue for the remainder of 2004 over 2003 levels. Actual results could vary if projects are not bid and produced as currently expected.

Tubular Products sales increased 35.8% to $30.4 million in the first quarter of 2004 from $22.4 million in the first quarter of 2003. The increase in net sales in the first quarter over the same period last year resulted from both an increase in prices of our products and increased sales volume in the majority of our product lines. We have been successful in passing along steel cost increases to our customers during the first quarter of 2004, however, we have no assurance that we will be able to continue to do so.

No single customer accounted for 10% or more of total net sales in the first quarter of 2004 or 2003.

Gross Profit (Loss). Gross profit increased 29.0% to $8.4 million (12.6% of total net sales) in the first quarter of 2004 from $6.5 million (11.3% of total net sales) in the first quarter of 2003.

The Water Transmission Group’s gross profit decreased 11.0% to $6.6 million (18.3% of segment net sales) in the first quarter of 2004 from $7.4 million (21.2% of segment net sales) in the first quarter of 2003. The decrease was principally attributable to the production of jobs with lower gross margins in the first quarter of 2004 as compared to the first quarter of 2003.

The Tubular Product Group’s gross profit increased significantly from a gross loss of $0.9 million ((4.2%) of segment net sales) in the first quarter of 2003 to a gross profit of $1.8 million (5.9% of segment net sales) in the first quarter of 2004. The improvement in gross profit in the first quarter of 2004 resulted from increasing our prices to customers to offset steel cost increases, improvement in the spread between our sales prices and the cost of steel and increased production that allowed our facilities to lower their cost of conversion. We continue to be successful in passing on the additional steel cost increases on current bookings. The improvement in demand, however, will determine the ability of this segment to maintain or improve the gross profit in the next three quarters of 2004. The remainder of 2004 results could vary materially from the first quarter 2004 results if we see resistance from our customers to future price increases to cover future steel cost increases or if demand softens.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $5.7 million (9.9% of net sales) for the first quarter of 2003 to $5.3 million (7.8% of net sales) for the first quarter of 2004. The decrease resulted from cost reduction programs implemented in the second half of 2003, whose benefits were not fully realized until late in 2003.

Interest Expense, Net. Interest expense, net, remained steady at $1.3 million in the first quarter of 2004 and 2003.

Income Taxes. The income tax expense was $718,000 in the first quarter of 2004 and the tax benefit was $205,000 in the first quarter of 2003, based on an expected tax rate of approximately 38.5% for 2004 and 39.2% for 2003.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At March 31, 2004, we had cash and cash equivalents of $138,000.

Net cash provided by operating activities in the first three months of 2004 was $4.3 million. This was primarily the result of $1.1 million of net income, non-cash adjustments for depreciation and amortization of $1.7 million, partially offset by $1.6 million in deferred gain on sale-leaseback of equipment, a decrease in inventories and refundable income taxes of $1.6 million and $1.4 million respectively, an increase in accrued and other liabilities of $2.6 million, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts and net trade and other receivables of $2.0 million and $1.3 million, respectively. The change in net trade and other receivables, costs and estimated earnings in excess of billings on uncompleted contracts and inventories resulted from timing of the production, shipment and invoicing of products. The increase in accrued and other liabilities resulted from an increase in accrued interest and income taxes payable.

Net cash used in investing activities in the first three months of 2004 was $2.6 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to be between $8.0 and $9.0 million in 2004.

Net cash used in financing activities in the first three months of 2004 was $1.7 million, which included the borrowings under the new Series A Term Note and the use of proceeds of the borrowings to reduce the former revolving credit agreement and to fund the financing costs associated with the new financing agreements completed on February 25, 2004.

We had the following significant components of debt at March 31, 2004: a $35 million credit agreement under which $13.9 million was outstanding; a $15.0 million Series A Term Note, $2.8 million of Series A Senior Notes; $21.4 million of Series B Senior Notes; $20.0 million of Senior Notes; an Industrial Development Bond of $1.8 million; and capital lease obligations of $1.8 million.

The credit agreement expires on December 31, 2006. The balance outstanding under the credit agreement bears interest at rates related to IBOR or LIBOR plus 1.00% to 3.00% (4.625% at March 31, 2004), or at prime plus 0.75% (5.00% at March 31, 2004). We had $14.7 million outstanding, bearing interest at 5.00%, partially offset by $0.8 million in cash receipts that had not been applied to the loan balance and additional net borrowing capacity under the line of credit of $21.1 million at March 31, 2004.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Senior Notes in the principal amount of $20.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Series A Senior Notes in the principal amount of $2.8 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid quarterly on January 1, April 1, July 1 and October 1. The Series B

Senior Notes in the principal amount of $21.4 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5%, based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, and the credit agreement are collateralized by all accounts receivable, inventory and certain equipment.

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.22% as of March 31, 2004 as compared to 1.35% on March 31, 2003. The Bond is collateralized by property and equipment of the Company and is guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The aggregate interest rate on the capital leases is 7.9%.

Principal payments under the Notes are expected to be refinanced into other long-term debt instruments when a cost–effective alternative is available. The credit agreement’s current LIBOR and reference rates are significantly below the current rates being quoted for available long-term debt financing. Until a more cost-effective financing alternative is available, the principal payments are being funded through our credit agreement.

We have operating leases with respect to certain manufacturing equipment that requires us to pay property taxes, insurance and maintenance. Under the terms of the operating leases we sold the equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with our other debt instruments already in place, and an operating line of credit, best meet our near term financing and operating capital requirements compared to other available options.

Upon termination or expiration of the operating leases, we must either purchase the equipment from the lessor at a predetermined amount that does not constitute a bargain purchase, return the equipment to the lessor, or renew the lease arrangement. If the equipment is returned to the lessor, we have agreed to pay the lessor an amount up to the difference between the purchase amount and the residual value guarantee. The majority of the operating leases contain the same covenants as our credit agreement discussed below.

The credit agreement, the Notes, the Series A Term Note and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory and property and equipment. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2004, we were not in violation of any of the covenants in our debt agreements.

The continued conservatism in the lending community has affected our access to certain financial instruments. Current favorable short-term rates under our credit agreement have allowed us to minimize total interest expense as we use proceeds under the credit agreement to make the required principal payments under the Notes. We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2004. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. There were no foreign currency exchange agreements outstanding at March 31, 2004. We believe risk exposure resulting from exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to change in interest rates are our $35.0 million revolving credit line ($13.9 million outstanding as of March 31, 2004) and an Industrial Revenue Bond ($1.8 million outstanding as of March 31, 2004). We believe risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 4. Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended March 31, 2004, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

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

Item 2. Changes in Securities

During the first quarter of 2004, we sold securities without registration under the Securities Act of 1933, as amended (the “Securities Act”) upon the exercise of certain stock options granted under our stock option plans. An aggregate of 20,440 shares of Common Stock was issued at an exercise price of $1.00. This transaction was effected in reliance upon the exemption from registration under the Securities Act provided by Rule 701 promulgated by Securities and Exchange Commission pursuant to authority granted under Section 3(b) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of this report are listed below:

Exhibit Number	Description
10.22	Amended and Restated Credit Agreement between Northwest Pipe Company and Wells Fargo Bank, National Association dated February 25, 2004
10.23	Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated February 25, 2004
10.24	Amendment dated February 25, 2004 to Note Purchase Agreements dated as of November 15, 1997 and dated as of April 1, 1998 between Northwest Pipe Company and the Purchasers named in the schedules to such Agreements
10.25	Intercreditor and Collateral Agency Agreement between Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Wells Fargo Bank, National Association as the Sole Credit Agreement Lender, The 1997 Noteholders, The 1998 Noteholders and Wells Fargo bank, National Association, as Collateral Agent
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Report on Form 8-K was furnished on February 24, 2004 to report our financial results for the quarter and year ended December 31, 2003, as reported in a press release dated February 24, 2004. No other reports on Form 8-K were furnished during the quarter ended March 31, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2004

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer (Principal Financial Officer)