Form 10-Q
period 2004-06-30
NORTHWEST PIPE CO
filed 2004-08-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

Common Stock, par value $.01 per share	6,611,963
(Class)	(Shares outstanding at July 30, 2004)

NORTHWEST PIPE COMPANY

FO RM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share and per share amounts)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$61	$128
Trade and other receivables, less allowance for doubtful accounts of $714 and $831	50,627	48,577
Costs and estimated earnings in excess of billings on uncompleted contracts	51,590	42,774
Inventories	43,826	43,655
Refundable income taxes	—	2,654
Deferred income taxes	1,481	1,611
Prepaid expenses and other	1,764	2,356

Total current assets	149,349	141,755
Property and equipment less accumulated depreciation and amortization of $31,314 and $28,299	112,895	110,965
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Prepaid expenses and other	5,095	3,539

Total assets	$291,090	$280,010

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$14,759	$29,441
Current portion of long-term debt	10,964	10,964
Current portion of capital lease obligations	1,111	1,072
Accounts payable	27,028	24,387
Accrued liabilities	7,645	4,868

Total current liabilities	61,507	70,732
Long-term debt, less current portion	54,607	35,072
Capital lease obligations, less current portion	370	842
Deferred income taxes	20,382	20,382
Deferred gain on sale of fixed assets	16,245	19,503
Pension and other benefits	1,869	1,828

Total liabilities	154,980	148,359

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,611,034 and 6,560,385 shares issued and outstanding	66	66
Additional paid-in-capital	39,933	39,667
Retained earnings	96,928	92,735
Accumulated other comprehensive loss:
Minimum pension liability	(817)	(817)

Total stockholders’ equity	136,110	131,651

Total liabilities and stockholders’ equity	$291,090	$280,010

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$69,635	$61,529	$136,357	$119,189
Cost of sales	57,763	53,709	116,057	104,835

Gross profit	11,872	7,820	20,300	14,354
Selling, general and administrative expense	5,349	5,818	10,604	11,558

Operating income	6,523	2,002	9,696	2,796
Interest expense, net	1,571	1,283	2,879	2,600

Income before income taxes	4,952	719	6,817	196
Provision for income taxes	1,906	282	2,624	77

Net income	$3,046	$437	$4,193	$119

Basic earnings per share	$0.46	$0.07	$0.64	$0.02

Diluted earnings per share	$0.45	$0.06	$0.63	$0.02

Shares used in per share calculations:
Basic	6,605	6,549	6,588	6,549

Diluted	6,726	6,649	6,702	6,655

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$4,193	$119
Adjustments to reconcile net income to net cash provide by (used in) operating activities:
Depreciation and amortization	3,085	2,425
Deferred income taxes	130	(171)
Deferred gain on sale-leaseback of equipment	(3,258)	(2,099)
Loss on sale of property and equipment	28	19
Changes in current assets and liabilities:
Trade and other receivables, net	(2,050)	3,063
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,816)	(353)
Inventories	(171)	1,370
Refundable income taxes	2,654	(1,453)
Prepaid expenses and other	127	(1,077)
Accounts payable	2,641	(8,445)
Accrued and other liabilities	2,818	(2,686)

Net cash provided by (used in) operating activities	1,381	(9,288)

Cash Flows From Investing Activities:
Additions to property and equipment	(5,048)	(4,945)
Proceeds from sale of property and equipment	5	21

Net cash used in investing activities	(5,043)	(4,924)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	266	—
Net proceeds (payments) under notes payable from financial institutions	(14,682)	20,362
Borrowings (payments) from long-term debt	19,536	(5,964)
Payment of debt issuance costs	(1,092)	(136)
Net payments on capital lease obligations	(433)	(52)

Net cash provided by financing activities	3,595	14,210

Net decrease in cash and cash equivalents	(67)	(2)
Cash and cash equivalents, beginning of period	128	161

Cash and cash equivalents, end of period	$61	$159

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 2003 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004 or any portion thereof.

2. Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 121,092 and 100,073 for the three months ended June 30, 2004 and 2003, respectively, and incremental shares of 114,564 and 106,447 for the six months ended June 30, 2004 and 2003, respectively, were used in the calculations of diluted earnings per share. For the three and six months ended June 30, 2004, options to purchase 311,636 and 311,688, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during those periods and thus the options would be antidilutive. For the three and six months ended June 30, 2003, options to purchase 833,136 and 833,553, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during those periods and thus the options would be antidilutive.

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

	June 30, 2004	December 31, 2003
Finished goods	$15,603	$21,536
Raw materials	26,215	20,100
Materials and supplies	2,008	2,019

	$43,826	$43,655

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales:
Water transmission	$37,615	$36,713	$73,912	$71,971
Tubular products	32,020	24,816	62,445	47,218

Total	$69,635	$61,529	$136,357	$119,189

Gross profit (loss):
Water transmission	$7,227	$7,437	$13,869	$14,903
Tubular products	4,645	383	6,431	(549)

Total	$11,872	$7,820	$20,300	$14,354

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

In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

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

6. Contingencies

The Company was a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that were acquired in 1998 and subsequently merged into the Company were also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs alleged was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. The Company answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied the Company’s petition for review. The Company filed a Declaratory Relief action against the Company’s insurers seeking defense and indemnification. The Company also filed an action against the former owner of the two companies the Company acquired in 1998, seeking damages for fees and indemnification. The Company has settled with the plaintiffs, the insurance companies, and the former owner. Following a hearing on June 7, 2004, the Court entered a final order and judgment, which approved a nationwide opt-out class. The 30-day appeal period expired on July 7, 2004, and no one appealed. Pursuant to the settlement, the Company is obligated to pay only those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak, and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, or microbiologically influenced corrosion (“MIC”). Class members may make a claim during a fifteen year period measured from the final effective date of the settlement (July 7, 2004), but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. The Company’s insurance carriers have paid $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.4 million remaining to pay claims. The Company’s payment obligations do not begin until the insurance funds are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

The Company’s manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of the Company’s operations require environmental permits to control and reduce air and water discharges or manage other environmental matters, which are subject to modification, renewal and revocation by government authorities. Except as provided herein, the Company believes that it is in material compliance with all environmental laws, regulations and permits, and it does not anticipate any material expenditures to meet current or pending environmental requirements. However, it could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if it is applied to its facilities in a way it does not anticipate.

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

The Company operates under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters. The Company is not aware of any current material violations or citations relating to any of these permits or licenses except as provided herein. It has a policy of reducing consumption of hazardous materials in its operations by substituting non-hazardous materials when possible.

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

7. Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock – Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

At June 30, 2004, the Company has three stock-based compensation plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$3,046	$437	$4,193	$119
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(162)	(191)	(267)

Pro forma net income (loss)	$2,936	$275	$4,002	$(148)

Earnings (loss) per share:
Basic - as reported	$0.46	$0.07	$0.64	$0.02
Basic - pro forma	$0.44	$0.04	$0.61	$(0.02)
Diluted - as reported	$0.45	$0.06	$0.63	$0.02
Diluted - pro forma	$0.44	$0.04	$0.60	$(0.02)

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales
Water Transmission	54.0%	59.7%	54.2%	60.4%
Tubular Products	46.0	40.3	45.8	39.6

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	83.0	87.3	85.1	88.0

Gross profit	17.0	12.7	14.9	12.0
Selling, general and administrative expense	7.6	9.4	7.8	9.7

Income from operations	9.4	3.3	7.1	2.3
Interest expense, net	2.3	2.1	2.1	2.1

Income before income taxes	7.1	1.2	5.0	0.2
Provision for income taxes	2.7	0.5	1.9	0.1

Net income	4.4%	0.7%	3.1%	0.1%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission	19.2%	20.3%	18.8%	20.7%
Tubular Products	14.5	1.5	10.3	(1.2)

Three Months and Six Months Ended June 30, 2004 Compared to Three Months and Six Months Ended June 30, 2003

Net Sales. Net sales increased 13.2% to $69.6 million in the second quarter of 2004, from $61.5 million in the second quarter of 2003, and increased 14.4% to $136.4 million in the first six months of 2004, from $119.2 million in the first six months of 2003.

Water Transmission sales increased 2.5% to $37.6 million in the second quarter of 2004 from $36.7 million in the second quarter of 2003, and increased 2.7% to $73.9 million in the first six months of 2004 from $72.0 million in the first six months of 2003. Net sales for the three months and the six months ended June 30, 2004, increased over the same periods last year as a result of a much improved backlog at the beginning of 2004 ($73.8 million) compared to the prior year ($55.2 million). Market activity has continued to improve through the second quarter of 2004. This resulted in increased backlog from $83.8 million at the end of the first quarter of 2004 to $101.9 million at the end of the second quarter of 2004. The stronger backlog allowed plant utilization to begin to improve in June 2004, as orders in backlog were approved for production. We expect revenues to be higher in the second half of the year, as production at our facilities ramp up to meet the current production schedule. We still have some openings in our production schedule in the second half of 2004, but the number of projects scheduled to bid in the next several months should allow us to minimize the impact of open production time in the second half of 2004. Strong bidding and booking activity in the third quarter of 2004 is essential to assuring a strong second half of 2004 and to enter 2005 with a strong backlog. Actual results could vary if production on awarded projects or scheduled project bid dates in the second half of 2004 are delayed.

Tubular Products sales increased by 29.0% to $32.0 million in the second quarter of 2004 from $24.8 million in the second quarter of 2003 and increased 32.2% to $62.4 million in the first six months of 2004 from $47.2 million in the first six months of 2003. The increase in net sales in the second quarter and the first six months of 2004 over the same periods last year resulted primarily from our ability to pass on steel price increases to our customers and improved demand for our products. Demand for the majority of our products is expected to remain at the current levels through the third quarter of 2004, but will decrease in the fourth quarter of 2004 as a result of normal seasonal slowdowns in certain product lines. Additional steel cost increases have been announced for the third quarter of 2004 and should result in a similar increase in revenue, if we continue to be successful in passing on our higher costs.

No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2004 or 2003.

Gross Profit (Loss). Gross profit increased 51.8% to $11.9 million (17.0% of total net sales) in the second quarter of 2004 from $7.8 million (12.7% of total net sales) in the second quarter of 2003 and increased 41.4% to $20.3 million (14.9% of total net sales) in the first six months of 2004 from $14.4 million (12.0% of total net sales) in the first six months of 2003.

Water Transmission gross profit decreased 2.8% to $7.2 million (19.2% of segment net sales) in the second quarter of 2004 from $7.4 million (20.3% of segment net sales) in the second quarter of 2003 and decreased 6.9% to $13.9 million (18.8% of segment net sales) in the first six months of 2004 from $14.9 million (20.7% of segment net sales) in the first six months of 2003. Water Transmission gross profit decreased from the same periods last year as a result of higher steel costs on orders already in our backlog when steel costs began to sharply increase in the second quarter of 2004. Gross profit as a percent of segment net sales is expected to remain at current levels as a result of increased bidding competition.

Gross profit from Tubular Products increased significantly to $4.6 million (14.5% of segment net sales) in the second quarter of 2004 from $383,000 (1.5% of segment net sales) in the second quarter of 2003 and increased to $6.4 million (10.3% of segment net sales) in the first six months of 2004 from a loss of $(549,000) ((1.2%) of segment net sales) in the first six months of 2003. Tubular Products gross profit increased for the three months and six months ended June 30, 2004 over the same periods last year primarily as a result of improved demand in the majority of our product lines, the elimination of sales of low margin products and an improvement in the spread between our selling prices and cost of steel. Steel prices more than doubled in the first half of 2004. We have been successful in passing these steel price increases to our customers and have seen our conversion costs reduced as a result of productivity improvements in this segment. The price of steel is expected to increase again during the third quarter of 2004 and projections for the fourth quarter of 2004 have become less clear. Our ability to continue to pass future steel price increases to our customers and strong demand for our products is necessary to continue the improvement in gross profit for this segment for the remainder of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.3 million (7.7% of total net sales) in the second quarter of 2004 from $5.8 million (9.4% of total net sales) in the second quarter of 2003 and decreased to $10.6 million or 7.8% of total net sales in the first six months of 2004 from $11.6 million or 9.7% of total net sales in the first six months of 2003. The reduction is a result of the cost reduction programs implemented in late 2003 that has reduced salary, professional fees, travel and entertainment and other expenses. In addition, bad debt expense has decreased as a result of a lesser number of new claims. It is anticipated that selling, general and administrative expenses will increase to approximately $6.0 million for each of the third and fourth quarters of 2004 for professional fees as a result of steps we are taking to comply with new Sarbanes-Oxley audit and internal control requirements.

Interest Expense, net. Interest expense, net increased to $1.6 million in the second quarter of 2004 from $1.3 million in the second quarter of 2003 and increased to $2.9 million in the first six months of 2004 from $2.6 million in the first six months of 2003. The increase in the second quarter 2004 over the same period last year resulted from a higher aggregated interest rate.

Income Taxes. The provision for income taxes was $2.6 million in the first six months of 2004, based on an expected tax rate of approximately 38.5% for 2004.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At June 30, 2004, we had cash and cash equivalents of $61,000.

Net cash provided by operating activities in the first six months of 2004 was $1.4 million. This was primarily the result of $4.2 million of net income, an increase in accounts payable and accrued and other liabilities of $2.6 million and $2.8 million respectively, a decrease in refundable income taxes of $2.6 million, partially offset by an increase in net trade and other receivables and costs and estimated earnings in excess of billings on uncompleted contracts of $2.1 million and $8.8 million, respectively. In addition, non-cash adjustments for depreciation and amortization of $3.1 million were offset by $3.3 million in deferred gain on sale-leaseback of equipment. The change in net trade and other receivables and costs and estimated earnings in excess of billings on uncompleted contracts resulted from timing of the production, shipment and invoicing of products. The increase in accounts payable resulted from timing of vendor payments. The increase in accrued and other liabilities and the decrease in refundable income taxes resulted from the net of receipt of income tax refunds and the payment and accrual of the current year tax provision.

Net cash used in investing activities in the first six months of 2004 was $5.0 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to be between $8.0 and $9.0 million in 2004.

Net cash provided by financing activities in the first six months of 2004 was $3.6 million, which included the borrowings under the new Series B Term Note reduced by the use of proceeds of the borrowings to pay down the revolving credit line.

We had the following significant components of debt at June 30, 2004: a $35 million credit agreement under which $14.8 million was outstanding; a $15.0 million Series A Term Note, a $10.5 million Series B Term Note, $1.4 million of Series A Senior Notes; $17.1 million of Series B Senior Notes; $20.0 million of Senior Notes; an Industrial Development Bond of $1.5 million; and capital lease obligations of $1.5 million.

The credit agreement expires on December 31, 2006. The balance outstanding under the credit agreement bears interest at rates related to IBOR or LIBOR plus 2.25% to 3.50% (5.00% at June 30, 2004), or at prime plus (0.25)% to 1.00% (5.00% at June 30, 2004). We had $14.8 million outstanding under the line of credit, with $0.9 million bearing interest at 5.00% and $15.0 million bearing interest at a weighted average IBOR interest rate of 4.79%, partially offset by $1.1 million in cash receipts that had not been applied to the loan balance. At June 30, 2004 we had an additional net borrowing capacity under the line of credit of $20.2 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Note in the principal amount of $10.5 million matures on June 21, 2014 and requires annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series A Senior Notes in the principal amount of $1.4 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid quarterly on January 1, April 1, July 1 and October 1. The Series B Senior Notes in the principal amount of $17.1 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2003 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $20.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.75% at June 30, 2004), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Note (together, the “Term Notes”) and the credit agreement are collateralized by all accounts receivable, inventory and certain equipment.

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.25% as of June 30, 2004 as compared to 1.35% on June 30, 2003. The Bond is collateralized by property and equipment of the Company and is guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The aggregate interest rate on the capital leases is 7.9%.

Principal payments under the Notes are expected to be refinanced into other long-term debt instruments when a cost –effective alternative is available. The credit agreement’s current LIBOR and reference rates are significantly below the current rates being quoted for available long-term debt financing. Until a more cost-effective financing alternative is available, the principal payments are being funded through our credit agreement.

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

The credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory and property and equipment. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At June 30, 2004, we were not in violation of any of the covenants in our debt agreements.

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

I tem 3. Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We entered into two Foreign Exchange Agreements (“Agreements”) at the end of June in the aggregate amount of $1.8 million. The Agreements guarantee that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of June 30, 2004, $1.8 million was still open and the Agreements are expected to be completed by December 31, 2004. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to change in interest rates are our $35.0 million revolving credit line ($14.8 million outstanding as of June 30, 2004) and an Industrial Revenue Bond ($1.5 million outstanding as of June 30, 2004). We believe risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 4. Controls and Procedures

As of June 30, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the six months ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We were a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us were also named as defendants. DeAnza represents a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs alleged was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied our petition for review. We filed a Declaratory Relief action against our insurers seeking defense and indemnification. We also filed an action against the former owner of the two companies we acquired in 1998, seeking damages for fees and indemnification. We have settled with the plaintiffs, the insurance companies, and the former owner. Following a hearing on June 7, 2004, the Court entered a final order and judgment, which approved a nationwide opt-out class. The 30-day appeal period expired on July 7, 2004, and no one appealed. Pursuant to the settlement, we are obligated to pay only those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak, and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, or microbiologically influenced corrosion (“MIC”). Class members may make a claim during a fifteen year period measured from the final effective date of the settlement (July 7, 2004), but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. Our insurance carriers have paid $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.4 million remaining to pay claims. Our payment obligations do not begin until the insurance funds are exhausted. During the second year and years four through fifteen, we would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. We have no payment obligations in years one and three. We also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, we would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, we would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, we would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, we would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would we be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

Our manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of our operations require environmental permits to control and reduce air and water discharges or manage other environmental matters, which are subject to modification, renewal and revocation by government authorities. Except as provided herein, we believe that we are in material compliance with all environmental laws, regulations and permits, and we do not anticipate any material expenditures to meet current or pending environmental requirements. However, we could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if they are applied to our facilities in a way we do not anticipate.

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

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, workplace safety and other matters. We are not aware of any current material violations or citations relating to any of these permits or licenses, except as provided herein. We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

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

Item 4. Submission of Matters to a Vote of Security Hol ders

The Company’s annual meeting of shareholders was held on May 11, 2004. The following matter was submitted to shareholders for their consideration:

With respect to the nomination for the director identified in the Company’s Proxy Statement; Michael C. Franson received 6,114,847 votes and 91,700 votes were withheld.

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

(b) Reports on Form 8-K

A Report on Form 8-K was filed on April 14, 2004 to report the booking of a major sales order of $9.0 million, as reported in a press release dated April 11, 2004. A Report on Form 8-K was filed on April 27, 2004 to report our financial results for the quarter ended March 31, 2004, as reported in a press release dated April 27, 2004. A Report on Form 8-K was filed on June 10, 2004 to report the booking of a major sales order of $14.0 million, as reported in a press release dated June 9, 2004. No other Reports on Form 8-K were furnished or filed during the quarter ended June 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2004

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)