Form 10-Q
period 2004-09-30
NORTHWEST PIPE CO
filed 2004-11-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):    Yes  ☒    No  ☐

Common Stock, par value $.01 per share	6,644,404
(Class)	(Shares outstanding at October 29, 2004)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$111	$128
Trade and other receivables, less allowance for doubtful accounts of $905 and $831	47,350	48,577
Costs and estimated earnings in excess of billings on uncompleted contracts	59,456	42,774
Inventories	52,260	43,655
Refundable income taxes	—	2,654
Deferred income taxes	2,154	1,611
Prepaid expenses and other	1,353	2,356

Total current assets	162,684	141,755
Property and equipment less accumulated depreciation and amortization of $32,736 and $28,299	115,440	110,965
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Prepaid expenses and other	5,203	3,539

Total assets	$307,078	$280,010

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$21,667	$29,441
Current portion of long-term debt	10,964	10,964
Current portion of capital lease obligations	1,070	1,072
Accounts payable	29,866	24,387
Accrued liabilities	11,318	4,868

Total current liabilities	74,885	70,732
Long-term debt, less current portion	54,607	35,072
Capital lease obligations, less current portion	126	842
Deferred income taxes	20,382	20,382
Deferred gain on sale of fixed assets	14,699	19,503
Pension and other benefits	2,014	1,828

Total liabilities	166,713	148,359

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,642,004 and 6,560,385 shares issued and outstanding	66	66
Additional paid-in-capital	40,250	39,667
Retained earnings	100,866	92,735
Accumulated other comprehensive loss:
Minimum pension liability	(817)	(817)

Total stockholders’ equity	140,365	131,651

Total liabilities and stockholders’ equity	$307,078	$280,010

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$75,264	$66,723	$211,621	$185,912
Cost of sales	61,192	56,533	177,249	161,368

Gross profit	14,072	10,190	34,372	24,544

Selling, general and administrative expense	5,989	5,425	16,593	16,983

Operating income	8,083	4,765	17,779	7,561

Interest expense, net	1,679	1,384	4,558	3,984

Income before income taxes	6,404	3,381	13,221	3,577

Provision for income taxes	2,466	1,326	5,090	1,403

Net income	$3,938	$2,055	$8,131	$2,174

Basic earnings per share	$0.59	$0.31	$1.23	$0.33

Diluted earnings per share	$0.58	$0.31	$1.21	$0.33

Shares used in per share calculations:
Basic	6,627	6,555	6,601	6,551

Diluted	6,791	6,687	6,735	6,659

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$8,131	$2,174
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,613	3,440
Deferred income taxes	(543)	1,198
Deferred gain on sale-leaseback of equipment	(4,804)	(4,936)
Loss on sale of property and equipment	25	19
Changes in current assets and liabilities:
Trade and other receivables, net	1,227	3,457
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,682)	(3,871)
Inventories	(8,605)	5,788
Refundable income taxes	2,654	(2,822)
Prepaid expenses and other	391	710
Accounts payable	5,479	(6,554)
Accrued and other liabilities	6,636	(822)

Net cash used in operating activities	(1,478)	(2,219)

Cash Flows From Investing Activities:
Additions to property and equipment	(9,032)	(6,773)
Proceeds from sale of property and equipment	12	22

Net cash used in investing activities	(9,020)	(6,751)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	583	37
Net proceeds (payments) under notes payable from financial institutions	(7,774)	15,142
Borrowings (payments) from long-term debt	19,535	(5,964)
Payment of debt issuance costs	(1,145)	—
Net payments on capital lease obligations	(718)	(296)

Net cash provided by financing activities	10,481	8,919

Net decrease in cash and cash equivalents	(17)	(51)
Cash and cash equivalents, beginning of period	128	161

Cash and cash equivalents, end of period	$111	$110

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2004 and 2003 have been prepared in conformity with generally accepted accounting principles in the United States of America. The financial information as of December 31, 2003 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2004 or any portion thereof.

2. Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 164,203 and 131,740 for the three months ended September 30, 2004 and 2003, respectively, and incremental shares of 134,363 and 108,319 for the nine months ended September 30, 2004 and 2003, respectively, were used in the calculations of diluted earnings per share. For the three and nine months ended September 30, 2004, options to purchase 299,334 and 311,569, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during those periods and thus the options would be antidilutive. For the three and nine months ended September 30, 2003, options to purchase 471,217 and 825,226, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during those periods and thus the options would be antidilutive.

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

	September 30, 2004	December 31, 2003
Finished goods	$21,232	$21,536
Raw materials	29,406	20,100
Materials and supplies	1,622	2,019

	$52,260	$43,655

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales:
Water Transmission	$46,242	$39,705	$120,154	$111,676
Tubular Products	29,022	27,018	91,467	74,236

Total	$75,264	$66,723	$211,621	$185,912

Gross profit:
Water Transmission	$8,920	$9,333	$22,789	$24,236
Tubular Products	5,152	857	11,583	308

Total	$14,072	$10,190	$34,372	$24,544

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

At September 30, 2004, the Company has three stock-based compensation plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$3,938	$2,055	$8,131	$2,174
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(92)	(257)	(359)

Pro forma net income	$3,872	$1,963	$7,874	$1,815

Earnings per share:
Basic - as reported	$0.59	$0.31	$1.23	$0.33
Basic - pro forma	$0.58	$0.30	$1.19	$0.28
Diluted - as reported	$0.58	$0.31	$1.21	$0.33
Diluted - pro forma	$0.57	$0.29	$1.17	$0.27

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales
Water Transmission	61.4%	59.5%	56.8%	60.1%
Tubular Products	38.6	40.5	43.2	39.9

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	81.3	84.7	83.8	86.8

Gross profit	18.7	15.3	16.2	13.2
Selling, general and administrative expense	8.0	8.1	7.8	9.1

Income from operations	10.7	7.2	8.4	4.1
Interest expense, net	2.2	2.1	2.2	2.1

Income before income taxes	8.5	5.1	6.2	2.0
Provision for income taxes	3.3	2.0	2.4	0.8

Net income	5.2%	3.1%	3.8%	1.2%

Gross profit as a percentage of segment net sales:
Water Transmission	19.3%	23.5%	19.0%	21.7%
Tubular Products	17.8	3.2	12.7	0.4

Three Months and Nine Months Ended September 30, 2004 Compared to Three Months and Nine Months Ended September 30, 2003

Net Sales. Net sales increased 12.8% to $75.3 million in the third quarter of 2004, from $66.7 million in the third quarter of 2003, and increased 13.8% to $211.6 million in the first nine months of 2004, from $185.9 million in the first nine months of 2003.

Water Transmission sales increased 16.5% to $46.2 million in the third quarter of 2004 from $39.7 million in the third quarter of 2003, and increased 7.6% to $120.2 million in the first nine months of 2004 from $111.7 million in the first nine months of 2003. Net sales for the three months and the nine months ended September 30, 2004, increased over the same periods last year as a result of increased volume, which is attributable to stronger demand. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in an improved backlog at September 30, 2004 of $124.7, as compared to the backlog of $73.8 million at the beginning of 2004. This backlog, which is at its highest reported level since the second quarter of 2000, should lead to strong production in the upcoming quarter; accordingly, we expect sales to be higher again in the fourth quarter. We also expect continued strong bidding and booking activity in the fourth quarter. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased by 7.4% to $29.0 million in the third quarter of 2004 from $27.0 million in the third quarter of 2003 and increased 23.2% to $91.5 million in the first nine months of 2004 from $74.2 million in the first nine months of 2003. The increase in net sales in the third quarter and the first nine months of 2004 over the same periods last year resulted primarily from our ability to pass on steel price increases to our customers. During 2004, we have raised prices on our Tubular Products in order to pass along to our customers the steel surcharges and base price increases our steel vendors have included on steel purchased by us. These price increases are designed to absorb the increase in the cost of steel, our principal raw material. The timing and the extent to which our future price increases can be realized are uncertain; therefore, no assurance can be given that we will succeed in introducing further price increases sufficient to fully absorb steel cost increases anticipated in the fourth quarter of 2004.

Additionally, because demand for the majority of our Tubular Products is expected to decrease during the fall months as a result of normal seasonal slowdowns, we do not expect fourth quarter sales to be as strong as the previous two quarters.

No single customer accounted for 10% or more of net sales in the third quarter or first nine months of 2004 or 2003.

Gross Profit. Gross profit increased 38.1% to $14.1 million (18.7% of total net sales) in the third quarter of 2004 from $10.2 million (15.3% of total net sales) in the third quarter of 2003 and increased 40.0% to $34.4 million (16.2% of total net sales) in the first nine months of 2004 from $24.5 million (13.2% of total net sales) in the first nine months of 2003.

Water Transmission gross profit decreased 4.4% to $8.9 million (19.3% of segment net sales) in the third quarter of 2004 from $9.3 million (23.5% of segment net sales) in the third quarter of 2003 and decreased 6.0% to $22.8 million (19.0% of segment net sales) in the first nine months of 2004 from $24.2 million (21.7% of segment net sales) in the first nine months of 2003. Our Water Transmission projects are obtained primarily through competitive bidding, which often occurs three to six months in advance of production of the projects. At the time of the bidding, we attempt to accurately estimate the future price of steel that will be purchased for the project and include that in our bid. Our Water Transmission gross profit decreased from the same periods last year primarily because we experienced significant increases in the price per ton and the surcharges on steel, which comprises the majority of our cost of goods sold. As this significant component of our cost of sales increases, our gross margin percentage is necessarily driven down, even if all steel cost increases are passed along to our customers. To some extent, our Water Transmission gross profit also decreased because we did not fully anticipate nor include in our project bidding the full amount of the increase in the cost of steel. Gross profit, however, as a percent of segment net sales is expected to improve slightly again in the fourth quarter as our production continues to be strong and we are able to take advantage of higher plant utilization, which will drive down our remaining costs of goods sold, exclusive of steel costs.

Gross profit from Tubular Products increased significantly to $5.2 million (17.8% of segment net sales) in the third quarter of 2004 from $0.9 million (3.2% of segment net sales) in the third quarter of 2003 and increased to $11.6 million (12.7% of segment net sales) in the first nine months of 2004 from $0.3 million (0.4% of segment net sales) in the first nine months of 2003. Tubular Products gross profit increased for the three months and nine months ended September 30, 2004 over the same periods last year primarily as a result of the elimination of sales of low margin products and the sale of generally lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs. As steel price increases begin to moderate, gross margin will begin to decrease as the highest cost steel is converted into finished goods and shipped.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.0 million (8.0% of total net sales) in the third quarter of 2004 from $5.4 million (8.1% of total net sales) in the third quarter of 2003 and decreased to $16.6 million or 7.8% of total net sales in the first nine months of 2004 from $17.0 million or 9.1% of total net sales in the first nine months of 2003. The increase in the third quarter of 2004 from the same period last year is a result of higher bonus expense. The decrease in the first nine months of 2004 from the same period last year resulted from reduced bad debt and other administrative expenses. It is anticipated that selling, general and administrative expenses will increase for the fourth quarter of 2004 as a result of the new Sarbanes-Oxley audit and internal control requirements and associated professional fees.

Interest Expense, net. Interest expense, net increased to $1.7 million in the third quarter of 2004 from $1.4 million in the third quarter of 2003 and increased to $4.6 million in the first nine months of 2004 from $4.0 million in the first nine months of 2003. The increase in the three months and nine months ended September 30, 2004 over the same period last year resulted from higher average borrowings and a higher average interest rate.

Income Taxes. The provision for income taxes was $5.1 million in the first nine months of 2004, based on an expected tax rate of approximately 38.5% for 2004.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At September 30, 2004, we had cash and cash equivalents of $111,000.

Net cash used in operating activities in the first nine months of 2004 was $1.5 million. This was primarily the result of $8.1 million of net income, an increase in accounts payable and accrued and other liabilities of $5.5 million and $6.6 million respectively, a decrease in refundable income taxes of $2.6 million, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts and inventories of $16.7 million and $8.6 million, respectively. In addition, non-cash adjustments for depreciation and amortization of $4.6 million were offset by $4.8 million in deferred gain on sale-leaseback of equipment. The change in costs and estimated earnings in excess of billings on uncompleted contracts and inventories resulted from timing differences between production, shipment and invoicing of products. The increase in accounts payable resulted from timing of vendor payments. The increase in accrued and other liabilities and the decrease in refundable income taxes resulted from the receipt of income tax refunds and the accrual of the current year tax provision.

Net cash used in investing activities in the first nine months of 2004 was $9.0 million, which primarily resulted from additions of property and equipment. Capital expenditures are expected to be between $11.0 and $12.0 million in 2004.

Net cash provided by financing activities in the first nine months of 2004 was $10.5 million, which included the borrowings under the new Series B Term Note reduced by the use of proceeds of the borrowings to pay down the revolving credit line.

We had the following significant components of debt at September 30, 2004: a $35 million credit agreement under which $21.7 million was outstanding; a $15.0 million Series A Term Note, a $10.5 million Series B Term Note, $1.4 million of Series A Senior Notes; $17.1 million of Series B Senior Notes; $20.0 million of Senior Notes; an Industrial Development Bond of $1.5 million; and capital lease obligations of $1.2 million.

The credit agreement expires on December 31, 2006. The balance outstanding under the credit agreement bears interest at rates related to IBOR or LIBOR plus 2.25% to 3.50% (5.50% at September 30, 2004), or at prime plus (0.25)% to 1.00% (5.75% at September 30, 2004). We had $21.7 million outstanding under the line of credit, with $14.3 million bearing interest at 5.75% and $10.0 million bearing interest at a weighted average IBOR interest rate of 5.31%, partially offset by $2.6 million in cash receipts that had not been applied to the loan balance. At September 30, 2004 we had an additional net borrowing capacity under the line of credit of $13.3 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Note in the principal amount of $10.5 million matures on September 21, 2014 and requires annual payments in the amount of $1.5 million that begin September 21, 2008 plus interest of 8.47% paid quarterly on March 21, September 21, September 21 and December 21. The Series A Senior Notes in the principal amount of $1.4 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid quarterly on January 1, April 1, July 1 and October 1. The Series B Senior Notes in the principal amount of $17.1 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2003 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $20.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.75% at September 30, 2004), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Note (together, the “Term Notes”) and the credit agreement are collateralized by all accounts receivable, inventory and certain equipment.

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly payments of interest. The interest rate on the Industrial Development Bond is variable. It was 1.75% as of September 30, 2004 as compared to 1.30% on September 30, 2003. The Bond is collateralized by property and equipment of the Company and is guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The average interest rate on the capital leases is 7.9%.

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

The credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory and property and equipment. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At September 30, 2004, we were not in violation of any of the covenants in our debt agreements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We have three Foreign Exchange Agreements (“Agreements”) at the end of September in the aggregate amount of $4.1 million. The Agreements guarantee that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of September 30, 2004, $3.3 million was still open and the Agreements are expected to be completed between October 29, 2004 to July 29, 2005. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to change in interest rates are our $35.0 million revolving credit line ($21.7 million outstanding as of September 30, 2004) and an Industrial Revenue Bond ($1.5 million outstanding as of September 30, 2004). We believe risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 4. Controls and Procedures

As of September 30, 2004, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the nine months ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Reports on Form 8-K

A Report on Form 8-K was filed on July 23, 2004 to report the booking of a major sales order of $9.0 million, as reported in a press release dated July 23, 2004. A Report on Form 8-K was filed on July 27, 2004 to report our financial results for the quarter ended June 30, 2004, as reported in a press release dated July 27, 2004. A Report on Form 8-K was filed on August 17, 2004 to report the booking of a major sales order of $20.0 million, as reported in a press release dated August 17, 2004. No other Reports on Form 8-K were furnished or filed during the quarter ended September 30, 2004.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2004

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)