Form 10-K
period 2004-12-31
NORTHWEST PIPE CO
filed 2005-03-11
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

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
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [  ]

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $116,155,867 as of June 30, 2004 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 2, 2005 was 6,712,792 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Parts II and III of Form 10-K by reference portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Northwest Pipe Company (the “Company”) manufactures welded steel pipe in two business segments. In our Water Transmission business (the “Water Transmission” business), we are a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In our Tubular Products business (the “Tubular Products” business), we manufacture smaller diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of construction, agricultural, industrial, and other applications. In addition, we produce propane tanks from our manufacturing facility in Monterrey, Mexico. In 2004, Water Transmission and Tubular Products revenues represented approximately 61% and 39% of our net sales, respectively. We are headquartered in Portland, Oregon. Water Transmission products are manufactured in our Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas facilities. Tubular Products are manufactured in our Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico facilities.

Products

Water Transmission Products.    Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch, and other industrial and structural applications. Most of our water transmission products are made to custom specifications. Most of these products are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission and treatment plants. We have the capability to manufacture water transmission pipe in diameters ranging from 4.5” to 156” with wall thickness of 0.135” to 3.00”. We can coat and line these products with cement mortar, polyethylene tape, paints, epoxies, Pritec® and coal tar enamel according to the customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

Tubular Products.    Our Tubular Products range in size from 0.50“ to 16” in diameter with wall thickness from 0.035” to 0.315”, square tubing from 0.75” to 3”, and rectangular tubing from 0.50” x 1” to 3” x 4”. These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications, including water well casing, fire protection, fence, traffic sign support, and agricultural products.

Marketing

Water Transmission.    The primary customers for water transmission products are installation contractors for projects funded by public water agencies. Our plant locations in Oregon, Colorado, California, West Virginia and Texas allow us to efficiently serve customers throughout the United States, and into Canada and Mexico. Our water transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work with public water agencies, contractors and engineering firms, often more than a year in advance of the project being bid, in order to identify and evaluate planned projects. As a public water agency develops a pipeline project, our professional engineers provide information to the agency or its design engineers promoting the advantages of coated and lined steel pipe. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposal to the public water agency. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Because a substantial portion of our water transmission revenue is derived from sales related to public water transmission projects, our sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in obtaining environmental approvals and right-of-way permits. Additionally, adjustments in governmental capital spending, budgetary constraints related to capital projects, or the inability of governmental entities to issue debt to finance projects could adversely affect our water transmission sales.

Tubular Products.    Our tubular products are marketed through a network of direct sales force personnel and independent distributors in the United States, Canada and Mexico. Our tubular products are produced in our plants in Oregon, Kansas, Texas, Louisiana and Mexico. Our marketing strategy focuses on customer service and customer relationships. For example, we are willing to sell in small lot sizes and are able to provide mixed truckloads of finished products to our customers. Our tubular products are primarily sold to distributors, although we also sell to original equipment manufacturers to a lessor extent. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

Manufacturing

Water Transmission.    Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies, Pritec® and cement mortar. Linings may be cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in our fabrication facilities. The pipe is final inspected and prepared for shipment. We ship our products to project sites principally by truck and rail.

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

Technology.    Advances in technology help us produce high quality products at competitive prices. Ongoing investments in technological improvements include an in-house metallurgical laboratory complete with state of the art optics, spectrographic analysis and impact testing capabilities. This laboratory serves as a tool for accurate process control as well as for research and development of new products and processes. Finished products also benefit from recent advancements in nondestructive inspection systems, including phased array ultrasonics and real time imaging enhancement capabilities. In 2004 we executed an exclusive agreement to provide ShawCor Pipe Protection’s Pritec® polyolefin coating system, a state-of-the-art product. We also commissioned a new mill featuring in-line punching and cutting capabilities, which enabled us to participate in new markets. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance.    We have established, documented, implemented and continue to maintain quality management systems for continual improvement and the assurance of consistently providing product that meets customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer. All of our quality management systems in the United States are certified by the International Organization for Standardization (ISO). In addition to ISO certification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitary Foundation, Steel Plate Fabricators Association and Underwriters Laboratory, have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until verification that all product requirements have been met.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may also be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2004 and 2003, our backlog of orders was approximately $128.9 million and $73.8 million, respectively. Backlog as of December 31, 2004 includes projects having a value of approximately $26.4 million for which binding contracts had not yet been executed. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission.    We have several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, we believe we can more effectively compete throughout the U.S., Canada, and Mexico. Our primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, our primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and U.S. Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros., which manufactures prestressed pipe; and American Spiral Weld Pipe Company which manufactures spiral welded steel pipe.

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

Raw Materials and Supplies

We purchase hot rolled steel coil from a number of primary domestic and import steel producers including California Steel Industries, Marubeni, Gallatin Steel, International Steel Group, Nucor, Steel Dynamics and U.S. Steel. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

We also rely on certain suppliers of coating materials, lining materials and certain custom fabricated items. We have at least two suppliers for most of our raw materials. We believe our relationships with our suppliers are positive and have no indication that we will experience shortages of raw materials or components essential to our production processes or that we will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2004, we had 1,091 full-time employees. Approximately 25% were salaried and approximately 75% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

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

Additionally, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 2.	Properties

Portland, Oregon    The Portland, Oregon facilities consist of approximately 300,000 square feet of covered manufacturing space located on approximately 25 acres. This facility has the capability to manufacture water transmission and tubular products.

Atchison, Kansas    The Atchison, Kansas facility consists of approximately 60,000 square feet of covered manufacturing space located on approximately 40 acres. This facility has the capability to manufacture tubular products.

Adelanto and Riverside, California    The Adelanto, California facility consists of approximately 85,000 square feet of covered manufacturing space located on approximately 100 acres. This facility has the capability to manufacture water transmission products. The Riverside, California facility consists of approximately 65 acres with approximately 46,100 square feet of covered manufacturing space and has the capability to manufacture water transmission and tubular products. We are currently in the process of consolidating our Riverside facility with our Adelanto facility.

Denver, Colorado    The Denver, Colorado facility consists of approximately 157,000 square feet of covered manufacturing space located on approximately 40 acres. This facility has the capability to manufacture water transmission products.

Bossier City, Louisiana    The Bossier City facility consists of approximately 138,500 square feet of covered manufacturing space located on approximately 21 acres. This facility has the capability to manufacture tubular products.

Houston, Texas    The Houston, Texas facility consists of approximately 185,000 square feet of covered manufacturing space located on approximately 15 acres. This facility has the capability to manufacture tubular products.

Parkersburg, West Virginia    The Parkersburg, West Virginia facility consists of approximately 134,000 square feet of covered manufacturing space, located on approximately 93 acres. This facility has the capability to manufacture water transmission products.

Saginaw, Texas    The Saginaw, Texas facility consists of approximately 170,000 square feet of covered manufacturing space, located on approximately 26 acres at two facilities. This facility has the capability to manufacture water transmission products.

Monterrey, Mexico    The Monterrey, Mexico facility consists of approximately 25,000 square feet of covered manufacturing space located on approximately five acres. We produce propane tanks at this facility.

As of December 31, 2004, we owned all of our facilities, except for one of our Saginaw, Texas facilities, which is under a long-term lease through 2008 and 2019, if all extensions are exercised.

We have available manufacturing capacity from time to time at each of our facilities. To take advantage of market opportunities, we may identify capital projects that will allow us to expand our manufacturing facilities to meet expected growth opportunities.

Item 3.	Legal Proceedings

We were a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that we acquired in 1998 and subsequently merged into us were also named as defendants. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs alleged was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. We answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied our petition for review. We filed a Declaratory Relief action against our insurers seeking defense and indemnification. We also filed an action against the former owner of the two companies we acquired in 1998, seeking damages for fees and indemnification. We have settled with the plaintiffs, the insurance companies, and the former owner. Following a hearing on June 7, 2004, the Court entered a final order and judgment, which approved a nationwide opt-out class. The 30-day appeal period expired on July 7, 2004, and no one appealed. Pursuant to the settlement, we are obligated to pay only those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, or microbiologically influenced corrosion (“MIC”). Class members may make a claim during a fifteen year period measured from the final effective date of the settlement (July 7, 2004), but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. Our insurance carriers have paid $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.4 million remaining to pay claims. Our payment obligations do not begin until the insurance funds are exhausted. During the second year and years four through fifteen, we would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. We have no payment obligations in years one and three. We also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, we would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, we would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, we would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, we would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would we be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen. To date, we are aware of seven claims, one of which has been denied and six of which are pending. Of the six pending claims, one seeks an inspection to determine the extent of any leaks, and the remaining claims have a total maximum exposure of less than $100,000.

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

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, and other matters. We are not aware of any current material violations or citations relating to any of these permits or licenses. We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible. Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market System under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 2004 and 2003 were as follows.

	Low	High
2004
First Quarter	$13.55	$15.19
Second Quarter	13.81	17.98
Third Quarter	16.54	18.00
Fourth Quarter	16.52	24.95

2003
First Quarter	$11.66	$17.50
Second Quarter	8.26	14.52
Third Quarter	12.75	16.55
Fourth Quarter	11.85	15.03

There were 83 shareholders of record and approximately 1,350 beneficial shareholders at March 2, 2005. There were no cash dividends declared or paid in fiscal years 2004 or 2003. We do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in Northwest Pipe’s definitive proxy statement for its 2005 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	In thousands, except per share amount
Consolidated Statement of Income Data:
Net sales	$291,910	$244,987	$266,101	$276,473	$281,409
Gross profit	49,296	33,228	43,929	51,402	49,217
Net income	12,377	3,531	9,259	11,111	10,691
Basic earnings per share	1.87	0.54	1.42	1.71	1.65
Diluted earnings per share	1.83	0.53	1.37	1.67	1.62

Consolidated Balance Sheet Data:
Working capital	$97,932	$71,023	$117,879	$118,273	$75,760
Total assets	335,403	280,010	286,732	266,582	283,157
Long-term debt, less current portion	59,689	35,914	75,664	59,009	70,841
Stockholders’ equity	144,152	131,651	127,152	118,245	107,849

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that the Tubular Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for Tubular Products. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within our market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction activity and general economic conditions.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2004, the accounts receivable balance of $53.9 million is reported net of allowances for doubtful accounts of $1.2 million. We believe the reported allowances at December 31, 2004, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Long-Lived Assets:

Property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2004; based on our analysis, we believe no impairment of goodwill exists.

If we determine that the carrying value of the property and equipment or goodwill will not be recoverable, we calculate and record impairment losses using future undiscounted cash flows. We estimate future undiscounted cash flows using assumptions about the expected future operating performance of the Company. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations.

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

Self Insurance:

We are self-insured for health claims for certain employees. In addition, we are self-insured for a portion of losses and liabilities associated with workers compensation claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and, for workers compensation, certain actuarial assumptions followed in the insurance industry. The Company has purchased stop-loss coverage in order to limit, to the extent feasible, the aggregate exposure to claims. There is no assurance that such coverage will adequately protect the Company against liability from all potential consequences.

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

	Year Ended December 31,
	2004	2003	2002
Net sales:
Water transmission	60.9%	59.7%	65.6%
Tubular products	39.1	40.3	34.4
Total net sales	100.0	100.0	100.0
Cost of sales	83.1	86.4	83.5
Gross profit	16.9	13.6	16.5
Selling, general and administrative expenses	7.9	9.1	8.7
Operating income	9.0	4.5	7.8
Interest expense, net	2.2	2.2	2.1
Income before income taxes	6.8	2.3	5.7
Provision for income taxes	2.6	0.9	2.2
Net income	4.2%	1.4%	3.5%

Segment gross profit as a percentage of net sales:
Water transmission	19.0%	22.0%	22.0%
Tubular products	13.5	1.1	6.1

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales.    Net sales increased to $291.9 million in 2004 from $245.0 million in 2003. No single customer accounted for 10% or more of total net sales in 2004 or 2003.

Water Transmission sales increased 21.5% to $177.8 million in 2004 from $146.3 million in 2003. Net sales increased over the same period last year as a result of increased volume, which is attributable to stronger demand. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in an improved backlog at December 31, 2004 of $128.9, as compared to the backlog of $73.8 million at the beginning of 2004. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 15.7% to $114.1 million in 2004 from $98.7 million in 2003. The increase in net sales over the same period last year resulted primarily from our ability to pass on steel price increases to our customers. During 2004, we raised prices on our Tubular Products in order to pass along to our customers the steel surcharges and base price increases our steel vendors have included on steel purchased by us. These price increases are designed to absorb the increase in the cost of steel, our principal raw material. The timing and the extent to which our future prices may be adjusted because of fluctuations in the steel marketplace are uncertain; therefore, no assurance can be given that we will succeed in maintaining similar growth in 2005.

Gross profit.    Gross profit increased to $49.3 million (16.9% of total net sales) in 2004 from $33.2 million (13.6% of total net sales) in 2003.

Water Transmission gross profit increased 5.3% to $33.9 million (19.0% of segment net sales) in 2004 from $32.2 million (22.0% of segment net sales) in 2003. Our Water Transmission projects are obtained primarily through competitive bidding, which often occurs three to six months in advance of production of the projects. At the time of the bidding, we attempt to accurately estimate the future price of steel that will be purchased for the project and include that in our bid. Our Water Transmission gross margin percentage decreased from the same period last year primarily because we experienced significant increases in the price per ton and the surcharges on steel, which comprises the majority of our cost of goods sold. As this significant component of our cost of sales increases, our gross margin percentage is necessarily driven down, even if all steel cost increases are passed along to our customers. To some extent, our Water Transmission gross profit also decreased because we did not fully anticipate nor include in our project bidding the full amount of the increase in the cost of steel early in the year. Gross profit, however, as a percent of segment net sales is expected to improve in the first part of 2005 as our production continues to be strong and we are able to take advantage of higher plant utilization, which will drive down our remaining costs of goods sold.

Gross profit from Tubular Products increased significantly to $15.4 million (13.5% of segment net sales) in 2004 from $1.1 million (1.1% of segment net sales) in 2003. Tubular Products gross profit increased over the same period last year primarily as a result of the elimination of sales of low margin products and the sale of generally lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs. As steel price increases begin to moderate, our margins should stabilize in the low double digit range.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased 3.7% to $23.1 million (7.9% of total net sales) in 2004 from $22.3 million (9.1% of total net sales) in 2003. The increase was primarily the result of an increase in incentive compensation and professional fees incurred to meet Sarbanes-Oxley compliance requirements.

Interest expense.    Interest expense increased to $6.3 million in 2004 from $5.2 million in 2003. The increase in interest expense resulted from an increase in both our outstanding borrowings and the rates on those borrowings.

Income taxes.    Our effective tax rate was approximately 37.6% in 2004 and 38.3% in 2003.

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

Gross profit from Tubular Products decreased significantly to $1.1 million (1.1% of segment net sales) in 2003 from $5.5 million (6.1% of segment net sales) in 2002. Tubular Products gross profit decreased in 2003 as a result of the inability to fully pass on steel price increases to our customers during the year. Import pricing pressures and relatively low demand in our key markets kept prices of our products at lower levels than we had historically seen in relation to steel costs.

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

Liquidity and Capital Resources

We generally finance our operations through cash flows from operations and available borrowings. At December 31, 2004, we had cash and cash equivalents of $89,000 and available borrowings of $10.1 million.

Net cash used in operating activities in 2004 was $10.3 million. This was primarily the result of an increase in cost and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net of $28.4, $17.0 and $5.3 million, respectively; offset in part by our net income of $12.4 million, an increase in accounts payable of $20.1 million, and non-cash adjustments for depreciation and amortization of $6.3 million. The increase in cost and estimated earnings in excess of billings on uncompleted contracts, inventories and trade receivables resulted primarily from the increased production in the Water Transmission segment of our business and the high cost of steel. The increase in accounts payable can also be attributed to the increased production, which required additional receipts of steel and other raw materials.

Net cash used in investing activities in 2004 was $12.0 million, which primarily related to additions of property and equipment. Capital expenditures are expected to be between $9.0 and $11.0 million in 2005.

Net cash provided by financing activities in 2004 was $22.2 million, which primarily resulted from net new borrowings under our long-term debt agreement.

We had the following significant components of debt at December 31, 2004: a $38.5 million credit agreement, under which $28.4 million was outstanding; $1.4 million of Series A Senior Notes; $17.1 million of Series B Senior Notes; $15.0 million of Senior Notes; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes, an Industrial Development Bond of $1.5 million; and capital lease obligations of $905,000.

The credit agreement expires on December 31, 2006. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 2.25% to 3.50% (5.75% at December 31, 2004), or at prime minus 0.25% to prime plus 1.00% (6.00% at December 31, 2004). We had $28.4 million outstanding under the line of credit, with $10.3 million bearing interest at 6.00% and $20.0 million bearing interest at 5.625%, partially offset by $1.9 million in cash receipts that had not been applied to the loan balance. At December 31, 2004 we had an additional net borrowing capacity under the line of credit of $10.1 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21,

2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series A Senior Notes in the principal amount of $1.4 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million that began April 1, 1999 plus interest at 6.63% paid quarterly on January 1, April 1, July 1 and October 1. The Series B Senior Notes in the principal amount of $17.1 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2003 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $15.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.75% at December 31, 2004), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, and Series C Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by all accounts receivable, inventory and certain equipment.

The Industrial Development Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly interest payments. The interest rate on the Industrial Development Bond is variable. It was 2.15% as of December 31, 2004 as compared to 1.35% on December 31, 2003. The Bond is collateralized by property and equipment and guaranteed by an irrevocable letter of credit.

We lease certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The aggregated interest rate on the capital leases is 7.7%.

We have operating leases with respect to certain manufacturing equipment that require us to pay property taxes, insurance and maintenance. Under the terms of certain operating leases, we sold equipment to an unrelated third party (the “lessor”) who then leased the equipment to us. These leases, along with other debt instruments already in place, and our credit agreement, best met our near term financing and operating capital requirements compared to other available options at the time they were entered into.

Certain of our operating lease agreements include renewals and/or purchase options set to expire at various dates. In addition, certain of our operating lease agreements, primarily manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The maximum potential liability to us under such guarantees is $20.5 million at December 31, 2004 if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these guarantees, and no amounts have been accrued at December 31, 2004.

The following table sets forth our commitments under the terms of our debt obligations and operating leases:

	Total	2005	2006/2007	2008/2009	Thereafter
Credit Agreement (1)	$28,412	$28,412	$—	$—	$—
The Notes	33,571	10,714	18,572	4,285	—
The Term Notes	35,500	—	—	10,142	25,358
Industrial Development Bond	1,500	250	500	500	250
Capital Leases	905	823	82	—	—
Operating Leases	21,886	7,929	11,115	2,554	288
Total Obligations	$121,774	$48,128	$30,269	$17,481	$25,896

(1)	Although the Credit Agreement expires on December 31, 2006, we have included the amount as current due to the subjective acceleration clause included in the Agreement.

We also have entered into stand-by letters of credit that total approximately $5.3 million as of December 31, 2004. The stand-by letters of credit relate to workers’ compensation, general liability insurance, and our Industrial Revenue Bond. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory and property and equipment. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2004, we were not in violation of any of the covenants in our debt agreements.

We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2005. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Related Party Transactions.

We have ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is our largest shareholder. During the year ended December 31, 2004, we made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $3.5 million, $3.9 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Balances due to Wells Fargo and its affiliates were $30.9 million and $33.1 million at December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our results of operations or financial position, but do not expect SFAS 151 to have a material effect.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 2l(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. We estimate the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123, as disclosed in Note 1 of the Notes to Consolidated Financial Statements.

Risk Factors

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

Any decline in demand for public water transmission projects could adversely affect our business.    Our water transmission business accounted for approximately 61% of our net sales in 2004. Our water transmission revenue is derived from sales related to public water transmission projects. As a result, our sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in obtaining environmental approvals and right-of-way permits. Additionally, adjustments in governmental capital spending, budgetary constraints related to capital projects, or the inability of governmental entities to issue debt to finance projects could adversely affect our water transmission sales.

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

Fluctuations in steel prices may affect our future operating results.    Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by increases in our prices could have an adverse effect on our business, financial condition and results of operations.

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

Our tubular products business faces intense competition from imports.    The level of imports of tubular products affects the domestic tubular products market. High levels of imports may reduce the volume of tubular products sold by domestic producers and depress selling prices of tubular products. We believe that import levels are affected by, among other things, overall worldwide demand for tubular products, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports of tubular products in the United States, Canada, and Mexico could adversely affect our business, financial condition and results of operations.

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

Our quarterly operating results are subject to significant fluctuation.    Our net sales and net income may fluctuate significantly from quarter to quarter due to the schedule of production of water transmission orders, the seasonal variation in demand for tubular products, fluctuations in the cost of steel and other raw materials, and competitive pressures. Results of operations in any period are not indicative of results for any future period, and comparisons between any two periods may not be meaningful.

We depend on our senior management team, and the loss of any member could adversely affect our operations.    Our success depends on the management and leadership skills of our senior management team. The loss of any of these individuals, particularly Brian W. Dunham, our president and chief executive officer, or our inability to attract, retain and maintain additional personnel, could prevent us from fully implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel.

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

Our stock’s relatively low trading volume may limit your ability to sell your shares.    Although our shares of common stock are listed on the Nasdaq National Market, our average daily trading volume over the twelve months ended December 31, 2004 is approximately 11,988 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

The market price of our common stock is subject to significant fluctuations.    The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

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

The stock markets in general have experienced broad fluctuations that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

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

We face risks in connection with potential acquisitions.    Acquiring businesses that complement or expand our operations has been an important element of our business strategy in the past. Although we have not completed an acquisition since 1999, we continue to evaluate potential acquisitions that may expand and complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our earnings and profitability could be adversely affected.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. The Company has entered into Foreign Exchange Agreements (“Agreements”) for $3.4 million. The Agreements guarantee that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of December 31, 2004, $3.4 million was still open and the Agreements are expected to be completed by July 2005. We believe risk exposure resulting from exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates are our $38.5 million revolving credit line ($28.4 million outstanding as of December 31, 2004) and an Industrial Revenue Bond ($1.5 million outstanding as of December 31, 2004). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-24. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data, in Note 16 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Elections of Directors, Management and Section 16(a) Beneficial Ownership Reporting Compliance in Northwest Pipe’s Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Management has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Operations Controller. A copy of the Code of Ethics can be found on our website at www.nwpipe.com. None of the material on our website is part of this Form 10-K. If there is any waiver from any provision from the code of ethics for our Executive Officers, we will disclose the nature of such waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption Executive Compensation and Stock Performance Graph in Northwest Pipe’s Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in Northwest Pipe’s Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in Northwest Pipe’s Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Transactions in Northwest Pipe’s Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Registered Public Accounting Firm in Northwest Pipe’s Proxy Statement for its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)(1)  Financial Statements

The Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.

(a)(2)  Financial Statement Schedule

The following schedule is filed herewith:

Page
Schedule II	Valuation and Qualifying Accounts	S-1

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
4.1
Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999

10.1
First Amendment to Amended and Restated Credit Agreement dated October 21, 2004 by and between Northwest Pipe Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2004

10.2	1986 Incentive Stock Option Plan, incorporated by reference to Exhibits to the S-1*
10.3	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*
10.4	Loan Agreement dated May 1, 1990 between the Company and California Statewide Communities Development Authority, incorporated by reference to Exhibits to the S-1
10.5
Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 27, 1998

10.6
Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.7
Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.8
1999 Employee Stock Purchase Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1999 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on April 9, 1999*

10.9
Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.10
Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

Exhibit Number	Description
10.11
Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission on May 4, 2000

10.12
Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

10.13
Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000

10.14
General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.15
Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001*

10.16
Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001

10.18
General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.22
Amended and Restated Credit Agreement between Northwest Pipe Company with Wells Fargo Bank, National Association, dated February 25, 2004, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.23
Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated February 25, 2004, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.24
Amendment dated February 25, 2004 to Note Purchase Agreements dated as of November 15, 1997 and dated as of April 1, 1998 between Northwest Pipe Company and the Purchasers named in the schedules to such Agreements, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.25
Intercreditor and Collateral Agency Agreement between Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Wells Fargo Bank, National Association as the Sole Credit Agreement Lender, The 1997 Noteholders, The 1998 Noteholders and Wells Fargo bank, National Association, as Collateral Agent, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

Exhibit Number	Description
14.1
Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004

21	Subsidiaries of the Registrant, filed herewith
23	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Northwest Pipe Company:

We have completed an integrated audit of Northwest Pipe Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, Oregon
March 11, 2005

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$291,910	$244,987	$266,101
Cost of sales	242,614	211,759	222,172
Gross profit	49,296	33,228	43,929
Selling, general and administrative expense	23,126	22,293	23,140
Operating income	26,170	10,935	20,789
Interest expense, net	6,346	5,210	5,549
Income before income taxes	19,824	5,725	15,240
Provision for income taxes	7,447	2,194	5,981
Net income	$12,377	$3,531	$9,259
Basic earnings per share	$1.87	$0.54	$1.42
Diluted earnings per share	$1.83	$0.53	$1.37
Shares used in per share calculations:
Basic	6,618	6,553	6,543
Diluted	6,768	6,660	6,756

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Net income	$12,377	$3,531	$9,259
Other comprehensive income (loss):
Minimum pension liability adjustment	(1,117)	872	(551)
Tax effect	420	(334)	216
Comprehensive income	$11,680	$4,069	$8,924

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$89	$128
Trade and other receivables, less allowance for doubtful accounts of $1,221 and $831	53,882	48,577
Costs and estimated earnings in excess of billings on uncompleted contracts	71,205	42,774
Inventories	60,696	43,655
Refundable income taxes	—	2,654
Deferred income taxes	2,619	1,611
Prepaid expenses and other	1,499	2,356
Total current assets	189,990	141,755
Property and equipment, net	116,716	110,965
Goodwill, net	21,451	21,451
Restricted assets	2,300	2,300
Other assets	4,946	3,539
Total assets	$335,403	$280,010

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$28,412	$29,441
Current portion of long-term debt	10,964	10,964
Current portion of capital lease obligations	823	1,072
Accounts payable	44,535	24,387
Accrued liabilities	7,324	4,868
Total current liabilities	92,058	70,732
Long-term debt, less current portion	59,607	35,072
Capital lease obligations, less current portion	82	842
Deferred income taxes	23,052	20,382
Deferred gain on sale of equipment	13,152	19,503
Pension and other benefits	3,300	1,828
Total liabilities	191,251	148,359
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,686,196 and 6,560,385 shares issued and outstanding	67	66
Additional paid-in-capital	40,907	39,667
Retained earnings	105,112	92,735
Accumulated other comprehensive loss:
Minimum pension liability	(1,934)	(817)
Total stockholders’ equity	144,152	131,651
Total liabilities and stockholders’ equity	$335,403	$280,010

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2001	6,517,997	$65	$39,373	$79,945	$(1,138)	$118,245
Net income				9,259		9,259
Issuance of common stock under stock option plans	24,967		93			93
Issuance of common stock under employee stock purchase plan	5,915		71			71
Minimum pension liability adjustment					(551)	(551)
Tax benefit of stock options exercised			35			35
Balances, December 31, 2002	6,548,879	65	39,572	89,204	(1,689)	127,152
Net income				3,531		3,531
Issuance of common stock under stock option plans	11,506	1	36			37
Minimum pension liability adjustment					872	872
Tax benefit of stock options exercised			59			59
Balances, December 31, 2003	6,560,385	66	39,667	92,735	(817)	131,651
Net income				12,377		12,377
Issuance of common stock under stock option plans	125,811	1	927			928
Minimum pension liability adjustment					(1,117)	(1,117)
Tax benefit of stock options exercised			313			313
Balances, December 31, 2004	6,686,196	$67	$40,907	$105,112	$(1,934)	$144,152

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$12,377	$3,531	$9,259
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,203	4,694	3,793
Amortization of debt issuance costs	135	—	—
Deferred income taxes	1,662	3,446	1,851
Deferred gain on sale-leaseback of equipment	(6,351)	(6,581)	(2,748)
Loss on sale of equipment	28	33	82
Tax benefit of nonqualified stock options exercised	313	59	35
Changes in current assets and liabilities:
Trade and other receivables, net	(5,305)	4,814	1,729
Costs and estimated earnings in excess of billings on uncompleted contracts	(28,431)	6,619	6,842
Inventories	(17,041)	3,878	1,913
Refundable income taxes	2,654	(2,654)	—
Prepaid expenses and other	496	(228)	(1,964)
Accounts payable	20,148	(6,711)	2,977
Accrued and other liabilities	2,811	(520)	(240)
Net cash provided by (used in) operating activities	(10,301)	10,380	23,529
Cash Flows From Investing Activities:
Additions to property and equipment	(11,995)	(11,115)	(28,823)
Proceeds from sale of property and equipment	12	26	75
Net cash used in investing activities	(11,983)	(11,089)	(28,748)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	928	37	164
Borrowings on long-term debt	35,500	—	—
Payments on long-term debt	(10,965)	(10,964)	(10,964)
Net borrowings (proceeds) under notes payable to financial institutions	(1,029)	12,104	15,296
Payments of debt issuance costs	(1,180)	—	—
Proceeds of sale-leaseback	—	—	1,275
Borrowings from capital lease obligations	79	387	416
Payments on capital lease obligations	(1,088)	(888)	(878)
Net cash provided by financing activities	22,245	676	5,309
Net increase (decrease) in cash and cash equivalents	(39)	(33)	90
Cash and cash equivalents, beginning of period	128	161	71
Cash and cash equivalents, end of period	$89	$128	$161
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$6,122	$5,527	$5,432
Cash paid during the period for income taxes (net of tax refunds of $4,101, $2,781, and $5)	2,772	1,062	4,896

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

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $21.5 million at December 31, 2004 and 2003. With the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2004.

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 150,271, 107,067 and 213,359 for the years ended December 31, 2004, 2003, 2002, respectively, were used in the calculations of diluted earnings per share. Options to purchase 304,686 shares of common stock at prices of $17.125 to $22.875 per share, options to purchase 821,698 shares of common stock at prices of $13.563 to $22.875 per share, and options to purchase 288,357 shares of common stock at prices of $17.125 to $22.875 per share were outstanding during 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2004 and 2003.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of our customers to make required payments and contract disputes. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. If the past due amount results from a specific water transmission project, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2004 and 2003 are adequate. If the customers’ financial conditions were to

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

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

Long-Lived Assets

Property and equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets.” The Company assesses impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable.

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

If the Company determines that the carrying value of the property and equipment or goodwill will not be recoverable, the Company calculates and records impairment losses using future undiscounted cash flows. The Company estimates future undiscounted cash flows using assumptions about the expected future operating performance of the Company. The Company’s estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to its business operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition and doubtful account allowances. Actual results could differ from those estimates under different assumptions or conditions.

Self Insurance

The Company is self-insured for health claims for certain employees. In addition, the Company is self-insured for a portion of losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and, for workers compensation, certain actuarial assumptions followed in the insurance industry. The Company has purchased stop-loss coverage in order to limit, to the extent feasible, the aggregate exposure to claims. There is no assurance that such coverage will adequately protect the Company against liability from all potential consequences.

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

At December 31, 2004, the Company has two stock-based compensation plans, which are described more fully in Note 10. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$12,377	$3,531	$9,259
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	322	459	389
Pro forma net income	$12,055	$3,072	$8,870
Earnings per share:
Basic—as reported	$1.87	$0.54	$1.42
Basic—pro forma	$1.82	$0.47	$1.36

Diluted—as reported	$1.83	$0.53	$1.37
Diluted—pro forma	$1.78	$0.46	$1.31

Reclassification

Certain amounts in 2003 and 2002 have been reclassified to conform with the 2004 presentation. Net income was not affected by these reclassifications.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on the results of operations or financial position, but does not expect SFAS 151 to have a material effect.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 2l(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. The Company estimates the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2004	2003
Costs incurred on uncompleted contracts	$177,389	$143,993
Estimated earnings	50,173	38,820
	227,562	182,813
Less billings to date	(156,357)	(140,039)
	$71,205	$42,774

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

3.	INVENTORIES:

	December 31,
	2004	2003
Finished goods	$24,989	$21,536
Raw materials	33,655	20,100
Materials and supplies	2,052	2,019
	$60,696	$43,655

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2004	2003
Land and improvements	$16,906	$16,383
Buildings	30,774	30,244
Equipment	95,513	74,040
Equipment under capital leases	5,365	5,274
Construction in progress	2,571	13,323
	151,129	139,264
Less accumulated depreciation and amortization	(34,413)	(28,299)
Property and equipment, net	$116,716	$110,965

Depreciation expense was $6,203, $4,694 and $3,793 for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated amortization associated with property and equipment under capital leases was $1,580 and $1,190 at December 31, 2004 and 2003, respectively.

5.	GOODWILL:

	December 31,
	2004	2003
Goodwill	$23,717	$23,717
Less accumulated amortization	(2,266)	(2,266)
Goodwill, net	$21,451	$21,451

6.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2004, the Company had a $38.5 million line of credit agreement, under which $28.4 million was outstanding. This resulted from $10.3 million bearing interest at 6.00% and $20.0 million bearing interest at 5.625%, partially offset by $1.9 million of cash receipts that had not been applied to the line of credit. At December 31, 2004, the Company had additional net borrowing capacity under the line of credit of $10.1 million. The line of credit expires on December 31, 2006, and bears interest at rates related to LIBOR plus 2.25% to 3.50% (5.625% at December 31, 2004), or at prime minus 0.25% to prime plus 1.00% (6.0% at December 31, 2004). The line of credit agreement contains the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage, and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of the Company’s accounts receivable, inventory and property and equipment. At December 31, 2004, the Company was in compliance with all covenants specified in the line of credit agreement.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

7.	LONG-TERM DEBT:

	December 31,
	2004	2003
Industrial Development Bond, maturing on April 15, 2010, issued in accordance with Internal Revenue Code Section 144(a), variable interest (2.15% at December 31, 2004 and 1.35% at December 31, 2003) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed by an irrevocable letter of credit from a bank	$1,500	$1,750
Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million that began November 15, 2001, plus interest at 6.87% paid semi-annually, on May 15 and November 15, collateralized by all accounts receivable, inventory and certain equipment	15,000	20,000
Series A Senior Notes, maturing on April 1, 2005, due in annual payments of $1.4 million that began April 1, 1999, plus interest at 6.63% paid semi-annually, on April 1 and October 1, collateralized by all accounts receivable, inventory and certain equipment	1,428	2,857
Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million that began April 1, 2002, plus interest at 6.91% paid semi-annually, on April 1 and October 1, collateralized by all accounts receivable, inventory and certain equipment	17,143	21,429
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that begin February 25, 2008, plus interest at 8.75% paid quarterly, on February 25, May 25, August 25, and November 25, collateralized by all accounts receivable, inventory and certain equipment	15,000	—
Series B Term Notes, maturing on June 21, 2014, due in annual payments of $1.5 million that begin June 21, 2008, plus interest at 8.47% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by all accounts receivable, inventory and certain equipment	10,500	—
Series C Term Notes, maturing on October 26, 2014, due in annual payments of $1.4 million that begin October 26, 2008, plus interest at 7.36% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by all accounts receivable, inventory and certain equipment	10,000	—
Total long-term debt	$70,571	$46,036
Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$10,964	$10,964
Long-term debt, less current portion	59,607	35,072
	$70,571	$46,036

The Company is required to maintain certain financial ratios under its long-term debt agreements, including the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, a minimum consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory and property and equipment. At December 31, 2004, the Company was in compliance with all covenants specified in its long-term debt agreements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

7.    LONG-TERM DEBT: (Continued)

Future principal payments are as follows:

2005	$10,964
2006	9,536
2007	9,536
2008	9,606
2009	5,321
Thereafter	25,608
$70,571

Interest expense was $6,346 in 2004. Interest expense was $5,210, net of amounts capitalized of $89 in 2003, and interest expense was $5,549 in 2002.

8.	LEASES:

Capital Leases

The Company leases certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2004 are as follows:

2005	$859
2006	78
2007	7
Total minimum lease payments	944
Less—Amount representing interest	39
Present value of minimum lease payments with interest rates of 7.7%	905
Current portion of capital lease	823
Capital lease obligation, less current portion	$82

Operating Leases

The Company has entered into various equipment leases with terms of six years or less. Total rental expense for 2004, 2003 and 2002 was $14,478, $14,145 and $11,773, respectively. Future minimum payments as of December 31, 2004 for operating leases with initial or remaining terms in excess of one year are:

2005	$7,929
2006	7,269
2007	3,846
2008	1,536
2009	1,018
Thereafter	288
$21,886

In the third quarter of 2002, the Company completed sales-leasebacks of certain manufacturing equipment for $3.5 million. The lengths of the leases are from thirty-six to eighty-four months. On December 15, 2002, the Company repurchased certain manufacturing equipment that was included in a June 29, 2001 sale-leaseback transactions. Also, on December 15, 2002 the Company completed a new sale-leaseback transaction for $24.9 million that included a portion of the repurchased manufacturing equipment. The length of the new sale-leaseback is forty-eight months and includes options beginning after the basic lease term of twenty-four months to terminate, purchase or continue to rent through the term length. The Company recognized an additional net deferred gain of

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

8.    LEASES: (Continued)

$5.6 million as a result of the new sale-leaseback. The deferred gain that will be amortized over the basic lease term of twenty-four months is limited by the maximum guaranteed residual amount.

Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. In addition, certain manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if the Company does not purchase the leased equipment from the lessor at the end of the lease term, then the Company is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The maximum potential liability to the Company under such guarantees is $20.5 million at December 31, 2004 if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these guarantees, and no amounts have been accrued at December 31, 2004.

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

The Company has a non-qualified retirement savings plan that covers the officers and selected highly compensated employees. The non-qualified plan matches up to 50% of employee contributions to the plan, subject to certain limitations. It also provides a Company funded component for the officers with a retirement target fund. The retirement target fund amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency.

The Company also has two noncontributory defined benefit plans, a union and a salaried benefit plan. Both plans are frozen, and participants are fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to date the plans were frozen. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2004 and 2003, the Company has recorded, in accordance with the actuarial valuation, a prepaid asset of $1,204 and $1,071, respectively, and an accrued pension liability of $1,934 and $817, respectively. Additionally, as of December 31, 2004 and 2003, the accumulated benefit obligation was $4,781 and $3,912, respectively, and the fair value of plan assets was $4,052 and $3,767, respectively.

Total expense for all retirement plans in 2004, 2003 and 2002 was $951, $894 and $983, respectively.

10.	STOCK-BASED COMPENSATION PLANS:

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan (the “ESPP”), which allowed employees of the Company to purchase shares of the Company’s common stock through accumulated payroll deductions. The ESPP was discontinued after the May 1, 2002 offering period. Participating employees could have elected to contribute up to 10% of their eligible compensation, subject to certain limitations, during each pay period to the ESPP. The ESPP provided for two semi-annual offering periods beginning May 1 and November 1 of each year. Participant funds

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

10.    STOCK-BASED COMPENSATION PLANS: (Continued)

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

Stock Option Plans

The Company has two stock option plans for employees and directors. The Amended 1995 Stock Incentive Plan provides for the grant of incentive options at an exercise price, which is 100 percent of the fair value of the Company’s stock on the date of grant. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price, which is not less than 100 percent of the fair value on the grant date. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. Although there were 893,576, 1,019,387 and 1,030,893 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2004, 2003 and 2002 respectively, the Company no longer intends to grant options to employees going forward, and will be granting a limited number of options to directors each year for services performed.

A summary of status of the Company’s stock options as of December 31, 2004, 2003 and 2002 and changes during the year ended on those dates is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2001	962,977	$13.62
Options granted	66,357	17.90
Options exercised	(24,967)	3.74
Options canceled	(7,397)	15.50
Balance, December 31, 2002	996,970	14.13
Options granted	15,000	10.31
Options exercised	(11,506)	3.04
Options canceled	(17,607)	16.33
Balance, December 31, 2003	982,857	14.17
Options granted	8,000	14.00
Options exercised	(125,811)	7.38
Options canceled	(5,581)	16.74
Balance, December 31, 2004	859,465	$15.14

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

10.    STOCK-BASED COMPENSATION PLANS: (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$ 4.78 – $10.31	80,926	1.94	$5.81	80,926	$5.81
$10.63 – $13.56	166,484	5.28	13.46	152,997	13.45
$14.00 – $14.56	159,103	6.44	14.02	115,959	14.03
$14.75 – $17.13	156,162	3.98	14.88	156,162	14.88
$17.90 – $18.75	195,601	3.74	18.49	170,405	18.58
$18.88 – $22.88	101,189	3.13	21.07	101,189	21.07
	859,465	4.34	$15.14	777,638	$15.14

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2004, 2003 and 2002, respectively: 777,638 at $15.14, 817,446 at $14.04 and 718,075 at $14.13.

In accordance with SFAS 123, “Accounting for Stock Based Compensation”, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented in Note 1. The fair value of options granted in 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.50%	3.06%	4.76%
Expected dividend yield	0%	0%	0%
Expected volatility	45.92%	47.52%	47.93%
Expected lives (years)	7.83	6.79	6.49

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 was $8.98, $5.35 and $9.66, respectively. No ESPP shares were issued in 2004 or 2003, and the weighted average purchase price and weighted average fair value of shares issued under the ESPP in 2002 were $11.94 and $14.05, respectively.

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

12.	COMMITMENTS AND CONTINGENCIES:

Litigation

The Company was a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. Two companies that the Company acquired in 1998 and subsequently merged into it were also named as defendants. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe sold as the “Poz-Lok” system that plaintiffs alleged was defectively manufactured and sold by the defendants between the early 1990s and early 2000. DeAnza alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. The Company answered the complaint, denied liability and specifically denied that class certification was appropriate. On July 1, 2002, the Court certified a class of facility owners in six states (California, Washington, Arizona, Oregon, Idaho and Nevada), on claims of breach of express warranty, fraud and unfair trade practices. The Ninth Circuit Court of Appeals denied the Company’s petition for review. The Company filed a Declaratory Relief action against its insurers seeking defense and indemnification. The Company also filed an action against the former owner of the two companies it acquired in 1998, seeking damages for fees and indemnification. The Company settled with the plaintiffs, the insurance companies, and the former owner. Following a hearing on June 7, 2004, the Court entered a final order and judgment, which approved a nationwide opt-out class. The 30-day appeal period expired on July 7, 2004, and no one appealed. Pursuant to the settlement, the Company is obligated to pay only those class members who had an actual qualifying leak in their Poz-Lok systems, supported by documentation of the leak and those who have a qualifying leak in the future, again, supported by documentation, as well as an inspection report verifying the existence of the leak and lack of alternative cause, such as misuse, improper installation, or microbiologically influenced corrosion (“MIC”). Class members may make a claim during a fifteen year period measured from the final effective date of the settlement (July 7, 2004), but any compensation for the leak, between $10 and $30 per foot of necessary pipe to effectuate repair and any consequential damages, would be reduced on a proportionate basis measured from the date such system was installed. Alternatively, the class member could receive $500 and receive no further compensation. The Company’s insurance carriers have paid $5.0 million to cover the initial costs of settlement administration, class notice costs and plaintiff’s attorney fees, with an estimated $2.4 million remaining to pay claims. The Company’s payment obligations do not begin until the insurance funds are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen. To date, the Company is aware of seven claims, one of which has been denied and six of which are pending. Of the six pending claims, one seeks an inspection to determine the extent of any leaks, and the remaining claims have a total maximum exposure of less than $100,000.

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

12.    COMMITMENTS AND CONTINGENCIES: (Continued)

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

The Company operates under numerous governmental permits and licenses relating to air emissions, stormwater run-off, and other matters. The Company is not aware of any current material violations or citations relating to any of these permits or licenses. It has a policy of reducing consumption of hazardous materials in its operations by substituting non-hazardous materials when possible. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations or financial condition.

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

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

12.    COMMITMENTS AND CONTINGENCIES: (Continued)

Commitments

As of December 31, 2004, the Company had outstanding raw material purchase commitments of approximately $14.9 million.

Guarantees

The Company has entered into certain stand-by letters of credit that total $5.3 million. The stand-by letters of credit relate to workers’ compensation, general liability insurance, and the Industrial Revenue Bond.

13.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$5,927	$(1,121)	$3,430
State	(142)	(131)	700
Deferred:
Federal	876	2,750	1,661
State	786	696	190
	$7,447	$2,194	$5,981

The difference between the effective income tax rate and the statutory U.S. Federal income tax rate is explained as follows:

	Year Ended December 31,
	2004	2003	2002
Provision at statutory rate	$6,938	$2,004	$5,334
State provision, net of federal benefit	846	372	478
Other	(337)	(182)	169
	$7,447	$2,194	$5,981

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

13.    INCOME TAXES: (Continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2004	2003
Current deferred tax assets:
Inventories	$1,537	$799
Accrued employee benefits	1,143	538
Trade receivables, net	482	321
Net operating loss carryforwards	132	365
Other	—	9
	3,294	2,032
Current deferred tax liabilities:
Prepaid expenses	(246)	—
Other	(429)	(421)
Current deferred tax assets, net	$2,619	$1,611
Noncurrent deferred tax assets:
Net operating loss carryforwards	$1,006	$880
Other	128	129
	1,134	1,009
Valuation allowance	(478)	—
	656	1,009
Noncurrent deferred tax liabilities:
Property and equipment	(23,708)	(21,391)
Noncurrent deferred tax liabilities, net	$(23,052)	$(20,382)
Net deferred tax liabilities	$(20,433)	$(18,771)

As of December 31, 2004, the Company had approximately $2.1 million of federal net operating loss carryforwards and $6.8 million of state net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel, which are limited in their use to approximately $348 per year during the 15 year carryforward period which expires in 2010. During the year ended December 31, 2004, the Company recorded a $478 valuation allowance related to the state net operating loss carryforwards. As it was considered more likely than not the benefits would not be realized, the valuation allowance was recorded based upon current and anticipated future taxable income, state tax rates, and state apportionment.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. The Company expects the net effect of the phase out of the ETI and the phase in of this new deduction to result in a decrease in the effective tax rate, based on current earnings levels.

Under the guidance in FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

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

The Company’s water transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high-pressure water transmission pipelines in the United States, Canada, and Mexico. Water Transmission products are manufactured in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia and Saginaw, Texas facilities and are sold primarily to public water agencies either directly or through an installation contractor.

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

Based on the location of the customer, the Company sold products in the United States, Canada and Mexico. As of December 31, 2004, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2004	2003	2002
Net sales:
Water transmission	$177,765	$146,317	$174,549
Tubular products	114,145	98,670	91,552
Total	$291,910	$244,987	$266,101
Gross profit:
Water transmission	$33,863	$32,173	$38,367
Tubular products	15,433	1,055	5,562
Total	$49,296	$33,228	$43,929
Interest expense, net:
Water transmission	$3,547	$3,447	$4,147
Tubular products	2,799	1,763	1,402
Total	$6,346	$5,210	$5,549
Depreciation and amortization of property and equipment:
Water transmission	$2,380	$2,033	$1,885
Tubular products	2,847	1,766	1,129
Total	5,227	3,799	3,014
Corporate	976	895	779
Total	$6,203	$4,694	$3,793

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

14.    SEGMENT INFORMATION: (Continued)

	Year Ended December 31,
	2004	2003	2002
Capital expenditures:
Water transmission	$6,977	$2,983	$10,257
Tubular products	4,813	7,959	17,754
Total	11,790	10,942	28,011
Corporate	205	173	812
Total	$11,995	$11,115	$28,823
Net sales by geographic area:
United States	$275,445	$234,603	$260,724
Canada and Other	16,465	10,384	5,377
Total	$291,910	$244,987	$266,101

	December 31,
	2004	2003
Total Assets:
Water transmission	$192,222	$149,200
Tubular products	127,598	114,959
Total	319,820	264,159
Corporate	15,583	15,851
Total	$335,403	$280,010

No one customer represented more than 10% of total sales in 2004, 2003 or 2002.

15.	RELATED PARTY TRANSACTIONS:

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is the Company’s largest shareholder. During the year ended December 31, 2004, the Company has made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $3.5 million, $3.9 million and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. Balances due to Wells Fargo and its affiliates were $30.9 million and $33.1 million at December 31, 2004 and 2003, respectively.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

16.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2004 and 2003 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales:
Water transmission	$36,297	$37,615	$46,242	$57,611
Tubular products	30,425	32,020	29,022	22,678
Total net sales	$66,722	$69,635	$75,264	$80,289

Gross profit:
Water transmission	$6,642	$7,227	$8,920	$11,074
Tubular products	1,786	4,645	5,152	3,850
Total gross profit	$8,428	$11,872	$14,072	$14,924

Net income	$1,147	$3,046	$3,938	$4,246

Earnings per share:
Basic	$0.17	$0.46	$0.59	$0.64
Diluted	$0.17	$0.45	$0.58	$0.62

2003
Net sales:
Water transmission	$35,258	$36,713	$39,705	$34,641
Tubular products	22,402	24,816	27,018	24,434
Total net sales	$57,660	$61,529	$66,723	$59,075

Gross profit (loss):
Water transmission	$7,466	$7,437	$9,333	$7,937
Tubular products	(932)	383	857	747
Total gross profit	$6,534	$7,820	$10,190	$8,684

Net income (loss)	$(318)	$437	$2,055	$1,357

Earnings (loss) per share:
Basic	$(0.05)	$0.07	$0.31	$0.21
Diluted	$(0.05)	$0.06	$0.31	$0.20

Schedule II

NORTHWEST PIPE COMPANY
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$831	$1,274	$884	$1,221
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,100	$1,040	$1,309	$831
Year ended December 31, 2002:
Allowance for doubtful accounts	$573	$1,270	$743	$1,100

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2005.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM Brian W. Dunham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 11th day of March 2005.

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