Form 10-Q
period 2005-03-31
NORTHWEST PIPE CO
filed 2005-05-10
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
OR
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑       No☐

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑       No ☐

Common Stock, par value $.01 per share	6,715,622
(Class)	(Shares outstanding at May 2, 2005)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$39	$89
Trade and other receivables, less allowance for doubtful accounts
of $961 and $1,221	51,246	53,882
Costs and estimated earnings in excess of billings on
uncompleted contracts	77,554	71,205
Inventories	57,251	60,696
Deferred income taxes	2,255	2,619
Prepaid expenses and other	1,743	1,499

Total current assets	190,088	189,990

Property and equipment less accumulated depreciation and
amortization of $35,212 and $34,413	109,429	116,716
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Prepaid expenses and other	3,302	4,946

Total assets	$326,570	$335,403

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institutions	$20,496	$28,412
Current portion of long-term debt	10,964	10,964
Current portion of capital lease obligations	570	823
Accounts payable	36,654	44,535
Accrued liabilities	8,414	7,324

Total current liabilities	77,098	92,058
Long-term debt, less current portion	64,107	59,607
Capital lease obligations, less current portion	39	82
Deferred income taxes	23,052	23,052
Deferred gain on sale of fixed assets	12,916	13,152
Pension and other benefits	2,145	3,300

Total liabilities	179,357	191,251

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	–	–
Common stock, $.01 par value, 15,000,000 shares authorized,
6,715,622 and 6,686,196 shares issued and outstanding	67	67
Additional paid-in-capital	41,377	40,907
Retained earnings	107,703	105,112
Accumulated other comprehensive loss:
Minimum pension liability	(1,934)	(1,934)

Total stockholders’ equity	147,213	144,152

Total liabilities and stockholders' equity	$326,570	$335,403

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2005	2004

Net sales	$78,758	$66,722
Cost of sales	66,561	58,294

Gross profit	12,197	8,428

Selling, general and administrative expense	6,103	5,255

Operating income	6,094	3,173

Interest expense, net	1,881	1,308

Income before income taxes	4,213	1,865

Provision for income taxes	1,622	718

Net income	$2,591	$1,147

Basic earnings per share	$0.39	$0.17

Diluted earnings per share	$0.37	$0.17

Shares used in per share
calculations:
Basic	6,700	6,571

Diluted	7,014	6,682

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2005	2004

Cash Flows From Operating Activities:
Net income	$2,591	$1,147
Adjustments to reconcile net income to net cash
provide by (used in) operating activities:
Depreciation and amortization of property and equipment	1,626	1,693
Amortization of debt issuance costs	42	–
Deferred income taxes	364	(121)
Deferred gain on sale-leaseback of equipment	(356)	(1,645)
Changes in current assets and liabilities:
Trade and other receivables, net	2,636	(1,257)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(6,349)	(1,985)
Inventories	3,445	1,600
Refundable income taxes	–	1,380
Prepaid expenses and other	1,369	208
Accounts payable	(7,881)	362
Accrued and other liabilities	(65)	2,769

Net cash provided by (used in) operating activities	(2,578)	4,151

Cash Flows From Investing Activities:
Additions to property and equipment	(3,720)	(2,438)

Net cash used in investing activities	(3,720)	(2,438)

Cash Flows From Financing Activities:
Proceeds from a sale-leaseback	9,500	–
Proceeds from sale of common stock	470	103
Net payments under notes payable from
financial institutions	(7,916)	(15,567)
Borrowings from long-term debt	4,500	15,000
Payment of debt issuance costs	(10)	(1,085)
Net payments on capital lease obligations	(296)	(154)

Net cash provided by (used in) financing activities	6,248	(1,703)

Net increase (decrease) in cash and cash equivalents	(50)	10
Cash and cash equivalents, beginning of period	89	128

Cash and cash equivalents, end of period	$39	$138

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three months ended March 31, 2005 and 2004 have been prepared in conformity with generally accepted accounting principles in the United States of America. The financial information as of December 31, 2004 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005 or any portion thereof.

2. Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 314,277 and 110,895 for the three months ended March 31, 2005 and 2004, respectively, were used in the calculations of diluted earnings per share. For the three months ended March 31, 2005, no options were excluded from the computation of diluted earnings per share because the exercise price of the options was less than the average market price of the underlying common stock during this period and thus no options would be antidilutive. For the three months ended March 31, 2004, options to purchase 473,057 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during this period and thus the options would be antidilutive.

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

	March 31, 2005	December 31, 2004

Finished goods	$26,749	$24,989
Raw materials	28,403	33,655
Materials and supplies	2,099	2,052

	$57,251	$60,696

4. Segment Information

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and is regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the period presented.

	Three months ended March 31,
	2005	2004

Net sales:
Water Transmission	$56,033	$36,297
Tubular Products	22,725	30,425

Total	$78,758	$66,722

Gross profit:
Water Transmission	$10,327	$6,642
Tubular Products	1,870	1,786

Total	$12,197	$8,428

5. Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. The Company estimates the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123.

6. Contingencies

The Company was a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe and alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. The Company settled with the plaintiffs, the insurance companies, and the former owner. Pursuant to the settlement, the Company’s payment obligations do not begin until the remaining insurance funds of approximately $2.4 million are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

In November 1999, the Oregon Department of Environmental Quality (DEQ) requested that the Company perform a preliminary assessment of its plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, DEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. In February 2005, the Company and DEQ entered in to a voluntary agreement for remedial investigation and source control measures to follow up on, complete and formalize the results of the previous assessments and investigations. Assessment work is ongoing.

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

7. Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123" (SFAS 148). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for stock, stock options and warrants issued to non-employees in accordance with the provisions of emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services." Compensation and services expenses are recognized over the vesting period of the options or warrants or the periods the related services are rendered, as appropriate.

At March 31, 2005, the Company has two stock-based compensation plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended March 31,
	2005	2004

Net income, as reported	$2,591	$1,147
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(64)	(82)

Pro forma net income	$2,527	$1,065

Earnings per share:
Basic - as reported	$0.39	$0.17
Basic - pro forma	$0.38	$0.16
Diluted - as reported	$0.37	$0.17
Diluted - pro forma	$0.36	$0.16

8. Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is the Company’s largest shareholder. During the three months ended March 31, 2005, the Company made the following payments to affiliates of Wells Fargo: (i)  capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development revenue bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $830,000 and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. Balances due to Wells Fargo and its affiliates were $17.0 million and $30.9 million at March 31, 2005 and December 31, 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We have Water Transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas. We have Tubular Products manufacturing facilities in Portland, Oregon; Atchison, Kansas; Houston, Texas; Bossier City, Louisiana; and Monterrey, Mexico.

We believe that the Tubular Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for water transmission products are different from those affecting demand for tubular products. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within our market area since each population center determines its own waterworks requirements. Construction activity and general economic conditions influence demand for tubular products.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2005	2004

Net sales
Water Transmission	71.1%	54.4%
Tubular Products	28.9	45.6

Total net sales	100.0	100.0
Cost of sales	84.5	87.4

Gross profit	15.5	12.6
Selling, general and
administrative expense	7.8	7.8

Operating income	7.7	4.8
Interest expense, net	2.4	2.0

Income before income taxes	5.3	2.8
Provision for income taxes	2.0	1.1

Net income	3.3%	1.7%

Gross profit as a percentage of segment net sales:
Water Transmission	18.4%	18.3%
Tubular Products	8.2	5.9

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales. Net sales increased 18.0% to $78.8 million in the first quarter of 2005, from $66.7 million in the first quarter of 2004.

Water Transmission sales increased 54.4% to $56.0 million in the first quarter of 2005 from $36.3 million in the first quarter of 2004. Net sales for the three months ended March 31, 2005, increased over the same period last year as a result of increased volume, which is attributable to stronger demand. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in an improved backlog at March 31, 2005 of $162.3 million, as compared to the backlog of $128.9 million at the beginning of 2005. This backlog, which is at its highest level in our history, should lead to strong production in the upcoming quarter; accordingly, we expect sales to be higher again in the second quarter. We also expect continued strong bidding and booking activity in the second quarter. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased by 25.3% to $22.7 million in the first quarter of 2005 from $30.4 million in the first quarter of 2004. The decrease in net sales in the first quarter of 2005 over the same period last year resulted from both a decrease in prices of our products and decreased sales volume in the majority of our product lines. Our sales prices were impacted by a decline in the industry, as a reaction to lower replacement steel costs, and lower demand. Additionally, we saw a drop in sales volume as our customers continued to work through their inventory that was built up at the end of 2004.

No single customer accounted for 10% or more of net sales in the first quarter of 2005 or 2004.

Gross Profit. Gross profit increased 44.7% to $12.2 million (15.5% of total net sales) in the first quarter of 2005 from $8.4 million (12.6% of total net sales) in the first quarter of 2004.

Water Transmission gross profit increased 55.5% to $10.3 million (18.4% of segment net sales) in the first quarter of 2005 from $6.6 million (18.3% of segment net sales) in the first quarter of 2004. Water Transmission gross profit percentage increased for the three months ended March 31, 2005 over the same period last year primarily as a result of strong production and higher plant utilization, but was not as high as the fourth quarter of 2004 due to the unfavorable mix of projects being produced.

Gross profit from Tubular Products increased to $1.9 million (8.2% of segment net sales) in the first quarter of 2005 from $1.8 million (5.9% of segment net sales) in the first quarter of 2004. Tubular Products gross profit increased for the three months ended March 31, 2005 over the same period last year primarily as a result of a reduction of sales of low margin products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.1 million (7.8% of total net sales) in the first quarter of 2005 from $5.3 million (7.8% of total net sales) in the first quarter of 2004. The increase in the first quarter of 2005 from the same period last year is consistent with the increase in sales during the same period.

Interest Expense, net. Interest expense, net increased to $1.9 million in the first quarter of 2005 from $1.3 million in the first quarter of 2004. The increase in the three months ended March 31, 2005 over the same period last year resulted from higher average borrowings and a higher average interest rate.

Income Taxes. The provision for income taxes was $1.6 million in the first three months of 2005, based on an expected tax rate of approximately 38.5%, compared to $718,000 in the first three months of 2004, based on an expected tax rate of approximately 38.5%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At March 31, 2005, we had cash and cash equivalents of $39,000.

Net cash used in operating activities in the first three months of 2005 was $2.6 million. This was primarily the result of a decrease in accounts payable of $7.9 million and an increase in costs and estimated earnings in excess of billings of $6.3 million, offset in part by net income of $2.6 million, a decrease in inventories of $3.4 million, and a decrease in trade and other receivables, net of $2.6 million. In addition, non-cash adjustments for depreciation and amortization of property and equipment of $1.6 million contributed to the offset to net cash used in operating activities. The decrease in accounts payable resulted from timing of vendor payments. The change in costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in the first three months of 2005 was $3.7 million, which resulted from additions of property and equipment. Capital expenditures are expected to be between $9.0 and $11.0 million in 2005.

Net cash provided by financing activities in the first three months of 2005 was $6.2 million, which included proceeds from a sale-leaseback agreement and borrowings under the new Series D Term Note, offset by the net payments under the notes payable to financial institutions.

We had the following significant components of debt at March 31, 2005: a $38.5 million credit agreement, under which $14.8 million was outstanding; an additional $7.2 million credit agreement, under which $5.7 was outstanding; $1.4 million of Series A Senior Notes; $17.1 million of Series B Senior Notes; $15.0 million of Senior Notes; $15.0 million of Series A Term Note; $10.5 million of Series B Term Notes; $10.0 million of Series C Term Notes; $4.5 million of Series D Term Notes; an Industrial Development Revenue Bond of $1.5 million; and capital lease obligations of $609,000.

The $38.5 million credit agreement expires on December 31, 2006. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 2.25% to 3.50%, or at prime minus 0.25% to prime plus 1.00%. We had $14.8 million outstanding under the line of credit, with $15.0 million bearing interest at 6.125% and $5.0 million bearing interest at 6.00%, partially offset by $5.2 million in cash receipts that had not been applied to the loan balance. At March 31, 2005 we had an additional net borrowing capacity under the line of credit of $23.7 million.

The $7.2 million credit agreement expires on May 31, 2005. The balance outstanding under the credit agreement of $5.7 million bears interest at rates related to LIBOR plus 1.50% (4.53% at March 31, 2005). At March 31, 2005 we had an additional net borrowing capacity under the line of credit of $1.5 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Senior Notes in the principal amount of $1.4 million mature on April 1, 2005 and require annual payments in the amount of $1.4 million plus interest at 6.63% paid quarterly on January 1, April 1, July 1 and October 1. The Series B Senior Notes in the principal amount of $17.1 million mature on April 1, 2008 and require annual payments of $4.3 million plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $15.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes, Series A Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.00% at March 31, 2005), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by all accounts receivable, inventory and certain equipment.

The Industrial Development Revenue Bond matures on April 15, 2010 and requires annual principal payments of $250,000 and monthly interest payments. The interest rate on the Industrial Development Revenue Bond is variable. It was 2.35% as of March 31, 2005 as compared to 1.22% on March 31, 2004. The Bond is collateralized by property and equipment and guaranteed by an irrevocable letter of credit. On April 15, 2005 we repaid the entire outstanding balance of $1.5 million with proceeds from the credit agreement.

We lease certain hardware and software related to a company-wide enterprise resource planning system and other equipment. The average interest rate on the capital leases is 7.7%.

We have operating leases with respect to certain manufacturing equipment that require us to pay property taxes, insurance and maintenance. Under the terms of the operating leases we sold the equipment to an unrelated third party (the "lessor") who then leased the equipment to us. These leases, along with our other debt instruments already in place, and an operating line of credit, best meet our near term financing and operating capital requirements compared to other available options.

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

We also have entered into stand-by letters of credit that total approximately $6.8 million as of March 31, 2005. The stand-by letters of credit relate to workers’ compensation, general liability insurance, and our Industrial Development Revenue Bond. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The $38.5 million credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a limitation on credit agreement borrowings based on a borrowing base formula that includes a certain portion of our accounts receivable, inventory and property and equipment. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2005, we were not in violation of any of the covenants in our debt agreements.

We utilized the $7.2 million credit agreement to make required principal payments under the Notes on April 1, 2005, and to repay the entire Industrial Development Revenue Bond balance. We are currently in negotiations to replace our $38.5 million credit agreement with a new agreement, at which time the $7.2 million credit agreement is also expected to be replaced. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our credit agreement will be adequate to fund our working capital and other capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Related Party Transactions

We have ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is our largest shareholder. During the three months ended March 31, 2005, we made the following payments to affiliates of Wells Fargo: (i)  capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, and (iii) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $830,000 and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. Balances due to Wells Fargo and its affiliates were $17.0 million and $30.9 million at March 31, 2005 and December 31, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We have seven Foreign Exchange Agreements (“Agreements”) at the end of March in the aggregate amount of $7.4 million. The Agreements guarantee that the exchange rate is unchanged between the rate used in the contract bid amount and the amount ultimately collected. As of March 31, 2005, $6.9 million was still open and the Agreements are expected to be completed by July 2005. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates are our $38.5 million revolving credit line ($14.8 million outstanding as of March 31, 2005, and an Industrial Development Revenue Bond ($1.5 million outstanding as of March 31, 2005). We believe risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4. Controls and Procedures

As of March 31, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We were a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe and alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. We have settled with the plaintiffs, the insurance companies, and the former owner. Pursuant to the settlement, our payment obligations do not begin until the remaining insurance funds of approximately $2.4 million are exhausted. During the second year and years four through fifteen, we would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. We have no payment obligations in years one and three. We also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, we would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, we would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, we would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, we would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would we be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

In November 1999, the Oregon Department of Environmental Quality (DEQ) requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, DEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. In February 2005, we and DEQ entered in to a voluntary agreement for remedial investigation and source control measures to follow up on, complete and formalize the results of the previous assessments and investigations. Assessment work is ongoing.

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

Item 6. Exhibits

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

Dated: May 10, 2005

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer (Principal Financial Officer)