Form 10-Q
period 2005-06-30
NORTHWEST PIPE CO
filed 2005-08-08
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
OR
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

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑       No ☐

Common Stock, par value $.01 per share	6,824,449
(Class)	(Shares outstanding at August 3, 2005)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2005
and December 31, 2004

Consolidated Statements of Income – Three and Six Months
Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows – Three and Six Months
Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

10.1	Long Term Incentive Plan
10.2	Credit Agreement among Northwest Pipe Company and Bank of America, N.A., dated May 20, 2005
10.3	Amended and Restated Intercreditor and Collateral Agency Agreement among Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Bank of America, N.A., as the Sole Credit Agreement Lender, The 1997 Noteholders, the 1998 Noteholders and Bank of America, N.A., as Collateral Agent
10.4	First Amendment to the Note Purchase and Private Shelf Agreement, dated as of February 25, 2004
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$160	$89
Trade and other receivables, less allowance for doubtful accounts
of $953 and $1,221	60,035	53,882
Costs and estimated earnings in excess of billings on
uncompleted contracts	83,136	71,205
Inventories	51,130	60,696
Deferred income taxes	2,895	2,619
Prepaid expenses and other	1,757	1,499
Asset held for sale	2,900	--

Total current assets	202,013	189,990
Property and equipment less accumulated depreciation and
amortization of $34,895 and $34,413	112,729	116,716
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	2,300	2,300
Prepaid expenses and other	3,491	4,946

Total assets	$341,984	$335,403

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institutions	$45,606	$28,412
Current portion of long-term debt	9,286	10,964
Current portion of capital lease obligations	141	823
Accounts payable	30,200	44,535
Accrued liabilities	7,766	7,324

Total current liabilities	92,999	92,058
Long-term debt, less current portion	58,571	59,607
Capital lease obligations, less current portion	28	82
Deferred income taxes	23,833	23,052
Deferred gain on sale of fixed assets	12,561	13,152
Pension and other benefits	2,175	3,300

Total liabilities	190,167	191,251

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $.01 par value, 15,000,000 shares authorized,
6,817,815 and 6,686,196 shares issued and outstanding	68	67
Additional paid-in-capital	42,552	40,907
Retained earnings	111,131	105,112
Accumulated other comprehensive loss:
Minimum pension liability	(1,934)	(1,934)

Total stockholders’ equity	151,817	144,152

Total liabilities and stockholders' equity	$341,984	$335,403

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net sales	$86,426	$69,635	$165,184	$136,357
Cost of sales	72,701	57,763	139,262	116,057

Gross profit	13,725	11,872	25,922	20,300

Selling, general and administrative expense	6,430	5,349	12,533	10,604

Operating income	7,295	6,523	13,389	9,696

Interest expense, net	1,721	1,571	3,602	2,879

Income before income taxes	5,574	4,952	9,787	6,817

Provision for income taxes	2,146	1,906	3,768	2,624

Net income	$3,428	$3,046	$6,019	$4,193

Basic earnings per share	$0.51	$0.46	$0.89	$0.64

Diluted earnings per share	$0.49	$0.45	$0.86	$0.63

Shares used in per share
calculations:
Basic	6,762	6,605	6,731	6,588

Diluted	7,010	6,726	7,012	6,702

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2005	2004

Cash Flows From Operating Activities:
Net income	$6,019	$4,193
Adjustments to reconcile net income to net cash
provide by (used in) operating activities:
Depreciation and amortization of property and equipment	2,683	3,085
Amortization of debt issuance costs	86	--
Deferred income taxes	505	130
Deferred gain on sale-leaseback of equipment	(710)	(3,258)
Loss on disposal of property and equipment	39	28
Tax benefit of nonqualified stock options exercised	276	--
Changes in current assets and liabilities:
Trade and other receivables, net	(6,153)	(2,050)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(11,931)	(8,816)
Inventories	9,566	(171)
Refundable income taxes	--	2,654
Prepaid expenses and other	1,242	127
Accounts payable	(14,335)	2,641
Accrued and other liabilities	(683)	2,818

Net cash (used in) provided by operating activities	(13,396)	1,381

Cash Flows From Investing Activities:
Additions to property and equipment	(11,016)	(5,048)
Proceeds from sale of property and equipment	--	5

Net cash used in investing activities	(11,016)	(5,043)

Cash Flows From Financing Activities:
Proceeds from a sale-leaseback	9,500	--
Proceeds from sale of common stock	1,370	266
Net borrowings (payments) under notes payable from
financial institutions	17,194	(14,682)
Borrowings from long-term debt	4,500	19,536
Payments on long-term debt	(7,214)	--
Payment of debt issuance costs	(131)	(1,092)
Payments on capital lease obligations	(736)	(433)

Net cash provided by financing activities	24,483	3,595

Net increase (decrease) in cash and cash equivalents	71	(67)
Cash and cash equivalents, beginning of period	89	128

Cash and cash equivalents, end of period	$160	$61

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared in conformity with generally accepted accounting principles in the United States of America. The financial information as of December 31, 2004 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005 or any portion thereof.

2. Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 247,621 and 121,092 for the three months ended June 30, 2005 and 2004, respectively, and incremental shares of 280,644 and 114,564 for the six months ended June 30, 2005 and 2004, respectively, were used in the calculations of diluted earnings per share. For the three and six months ended June 30, 2005, no options were excluded from the computation of diluted earnings per share because the exercise price of the options was less than the average market price of the underlying common stock during these periods and thus no options would be antidilutive. For the three and six months ended June 30, 2004, options to purchase 311,636 and 311,688, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during these periods and thus the options would be antidilutive.

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

	June 30, 2005	December 31, 2004

Finished goods	$25,795	$24,989
Raw materials	23,142	33,655
Materials and supplies	2,193	2,052

	$51,130	$60,696

4. Asset Held for Sale

The Company has an agreement to sell the Riverside facility and has included the related property, plant and equipment as an asset held for sale in current assets.

5. Segment Information

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales:
Water Transmission	$59,963	$37,615	$115,996	$73,912
Tubular Products	26,463	32,020	49,188	62,445

Total	$86,426	$69,635	$165,184	$136,357

Gross profit:
Water Transmission	$12,465	$7,227	$22,792	$13,869
Tubular Products	1,260	4,645	3,130	6,431

Total	$13,725	$11,872	$25,922	$20,300

6. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, " to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on the results of operations or financial position, but does not expect SFAS 151 to have a material effect.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 2l(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s results of operations or financial position.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations or financial position.

7. Contingencies

The Company was a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe who alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. The Company settled with the plaintiffs, the insurance companies, and the former owner. Pursuant to the settlement, the Company’s payment obligations do not begin until the remaining insurance funds of approximately $2.4 million are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

In November 1999, the Oregon Department of Environmental Quality (DEQ) requested that the Company perform a preliminary assessment of its plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, DEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. In February 2005, the Company and DEQ entered in to a voluntary agreement for remedial investigation and source control measures to follow up on, complete and formalize the results of the previous assessments and investigations. Assessment work is ongoing.

In December 2000, a six-mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA. The EPA currently describes the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments. The Company’s plant is not located on the Willamette River; it lies in what may be the upland portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River sediments. EPA and the DEQ have agreed to share responsibility for investigation and cleanup of the site. The DEQ has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work. EPA has the lead responsibility for conducting in-water work, and the DEQ is the Support Agency for that work.

Also, in December 2000, EPA notified the Company and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter. In the last week of December 2000, the Company responded to EPA’s inquiry stating that it was working with the DEQ to determine whether its plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River sediments. That work is continuing as noted previously. To date, no further communication has been received from EPA on this matter.

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

At June 30, 2005, the Company has one stock-based compensation plan. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income, as reported	$3,428	$3,046	$6,019	$4,193
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(110)	(110)	(175)	(191)

Pro forma net income	$3,318	$2,936	$5,844	$4,002

Earnings per share:
Basic - as reported	$0.51	$0.46	$0.89	$0.64
Basic - pro forma	$0.49	$0.44	$0.87	$0.61
Diluted - as reported	$0.49	$0.45	$0.86	$0.63
Diluted - pro forma	$0.47	$0.44	$0.83	$0.60

9. Note Payable to Financial Institution and Long Term Debt

On May 20, 2005, we replaced our $38.5 million and $7.5 million credit agreements with a new $65.0 million credit agreement that expires on May 20, 2010. Also on May 20, 2005, the Note Purchase and Private Shelf Agreement was amended to increase the amount available from $40.0 million to $60.0 million in Term Notes.

10. Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company ("Wells Fargo"). Wells Fargo, together with certain of its affiliates, is the Company’s largest shareholder. During the three and six months ended June 30, 2005, the Company made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development revenue bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $2.3 million and $3.1 million, respectively, for the three months and six months ended June 30, 2005, and $945,000 and $2.1 million, respectively, for the three and six months ended June 30, 2004. Net borrowings and payments on the credit agreement have not been included in the amounts above. Balances due to Wells Fargo and its affiliates were $1.7 million and $30.9 million at June 30, 2005 and December 31, 2004, respectively.

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

Recent Accounting Pronouncements

See Note 6 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales
Water Transmission	69.4%	54.0%	70.2%	54.2%
Tubular Products	30.6	46.0	29.8	45.8

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	84.1	83.0	84.3	85.1

Gross profit	15.9	17.0	15.7	14.9
Selling, general and
administrative expense	7.5	7.6	7.6	7.8

Operating income	8.4	9.4	8.1	7.1
Interest expense, net	2.0	2.3	2.2	2.1

Income before income taxes	6.4	7.1	5.9	5.0
Provision for income taxes	2.4	2.7	2.3	1.9

Net income	4.0%	4.4%	3.6%	3.1%

Gross profit as a percentage of segment net sales:
Water Transmission	20.8%	19.2%	19.6%	18.8%
Tubular Products	4.8	14.5	6.4	10.3

Three Months and Six Months Ended June 30, 2005 Compared to Three Months and Six Months Ended June 30, 2004

Net Sales. Net sales increased 24.1% to $86.4 million in the second quarter of 2005, from $69.6 million in the second quarter of 2004, and increased 21.1% to $165.2 million in the first six months of 2005, from $136.4 million in the first six months of 2004.

Water Transmission sales increased 59.4% to $60.0 million in the second quarter of 2005 from $37.6 million in the second quarter of 2004, and increased 56.9% to $116.0 million in the first six months of 2005 from $73.9 million in the first six months of 2004. Net sales for the three months and the six months ended June 30, 2005, increased over the same periods last year as a result of increased volume, which is attributable to strong market conditions. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in an improved backlog at June 30, 2005 of $150.0 million, as compared to the backlog of $128.9 million at the beginning of 2005 and $101.9 at June 30, 2004. We expect continued strong bidding and booking activity in the second half of the year. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased by 17.4% to $26.5 million in the second quarter of 2005 from $32.0 million in the second quarter of 2004 and decreased 21.2% to $49.2 million in the first six months of 2005 from $62.4 million in the first six months of 2004. The decrease in net sales in the second quarter and the first six months of 2005 over the same periods last year resulted from both exiting certain product lines in 2004 and declining sales volume in our continuing product lines. Additionally, we saw a drop in sales volume as our customers turned to imported products. Sales are expected to improve slightly in the third quarter of 2005, due to an expected increase in demand, but decrease in the fourth quarter of 2005 as a result of normal seasonal slowing of some of our product lines.

No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2005 or 2004.

Gross Profit. Gross profit increased 15.6% to $13.7 million (15.9% of total net sales) in the second quarter of 2005 from $11.9 million (17.0% of total net sales) in the second quarter of 2004 and increased 27.7% to $25.9 million (15.7% of total net sales) in the first six months of 2005 from $20.3 million (14.9% of total net sales) in the first six months of 2004.

Water Transmission gross profit increased 72.5% to $12.5 million (20.8% of segment net sales) in the second quarter of 2005 from $7.2 million (19.2% of segment net sales) in the second quarter of 2004 and increased 64.3% to $22.8 million (19.6% of segment net sales) in the first six months of 2005 from $13.9 million (18.8% of segment net sales) in the first six months of 2004. Water Transmission gross profit percentage increased for the three and six months ended June 30, 2005 over the same periods last year primarily due to a combination of improved pricing in the market, higher volumes leveraging fixed costs, and a favorable mix of projects produced during the quarter.

Gross profit from Tubular Products decreased to $1.3 million (4.8% of segment net sales) in the second quarter of 2005 from $4.6 million (14.5% of segment net sales) in the second quarter of 2004 and decreased to $3.1 million (6.4% of segment net sales) in the first six months of 2005 from $6.4 million (10.3% of segment net sales) in the first six months of 2004. Tubular Products gross profit decreased for the three and six months ended June 30, 2005 over the same periods last year primarily as a result of lower demand and increased import pressure in some product lines. In addition, the reduction in steel costs that has occurred during the last six months has put pressure on our selling prices, which have dropped faster than our costs have declined. We expect gross profit as a percent of segment sales to improve as steel prices stabilize.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.4 million (7.5% of total net sales) in the second quarter of 2005 from $5.3 million (7.6% of total net sales) in the second quarter of 2004 and increased to $12.5 million (7.6% of total net sales) in the first six months of 2005 from $10.6 million (7.8% of total net sales) in the first six months of 2004. The increases from the same periods last year are consistent with the increase in sales during the same periods.

Interest Expense, net. Interest expense, net increased to $1.7 million in the second quarter of 2005 from $1.6 million in the second quarter of 2004 and increased to $3.6 million in the first six months of 2005 from $2.9 million in the first six months of 2004. The increase in the three and six months ended June 30, 2005 over the same periods last year resulted from higher average borrowings and a higher average interest rate.

Income Taxes. The provision for income taxes was $3.8 million in the first six months of 2005, based on an expected tax rate of approximately 38.5%, compared to $2.6 million in the first six months of 2004, based on an expected tax rate of approximately 38.5%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At June 30, 2005, we had cash and cash equivalents of $160,000.

Net cash used in operating activities in the first six months of 2005 was $13.4 million. This was primarily the result of a decrease in accounts payable of $14.3 million, an increase in costs and estimated earnings in excess of billings of $11.9 million and an increase in trade and other receivables, net of $6.2 million, offset in part by net income of $6.0 million and a decrease in inventories of $9.6 million. In addition, non-cash adjustments for depreciation and amortization of property and equipment of $2.7 million contributed to the offset to net cash used in operating activities. The decrease in accounts payable resulted from timing of vendor payments. The change in costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in the first six months of 2005 was $11.0 million, which resulted from additions of property and equipment. Capital expenditures are expected to be between $13.0 and $14.0 million in 2005.

Net cash provided by financing activities in the first six months of 2005 was $24.5 million, which included proceeds from a sale-leaseback agreement of $9.5 million and net borrowings under the notes payable to financial institutions of $17.2 million.

We had the following significant components of debt at June 30, 2005: a $65.0 million credit agreement, under which $45.6 million was outstanding; $12.9 million of Series B Senior Notes; $15.0 million of Senior Notes; $15.0 million of Series A Term Note; $10.5 million of Series B Term Notes; $10.0 million of Series C Term Notes; $4.5 million of Series D Term Notes; and capital lease obligations of $169,000.

On May 20, 2005, we replaced our $38.5 million and $7.5 million credit agreements with a new $65.0 million credit agreement that expires on May 20, 2010. Also on May 20, 2005, the Note Purchase and Private Shelf Agreement was amended to increase the amount available from $40.0 million to $60.0 million in Term Notes.

The balance outstanding under the new credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution's prime rate, minus 0.5% to 0.0%. We had $45.6 million outstanding under the line of credit, with $15.0 million bearing interest at 4.36%, $11.7 million bearing interest at 6.00%, $10 million bearing interest at 4.58%, and $10.0 million bearing interest at 4.48%, partially offset by $1.1 million in cash receipts that had not been applied to the loan balance. At June 30, 2005 we had an additional net borrowing capacity under the line of credit of $19.4 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series B Senior Notes in the principal amount of $12.9 million mature on April 1, 2008 and require annual payments of $4.3 million plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $15.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the "Notes") also include supplemental interest from 0.0% to 1.5% (0.00% at June 30, 2005), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense ("EBITDA") to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the "Term Notes") and the credit agreement are collateralized by all accounts receivable, inventory and certain plant and equipment.

We lease certain plant equipment. The average interest rate on the capital leases is 6.9%.

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

We have entered into stand-by letters of credit that total approximately $5.6 million as of June 30, 2005. The stand-by letters of credit relate to workers’ compensation and general liability insurance. In conjunction with the new credit agreement, we also entered into a temporary replacement letter of credit that totals approximately $5.3 million as of June 30, 2005 to cover the exposure during the time it will take to replace the existing letters of credit. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The $65.0 million credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a maximum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At June 30, 2005, we were in compliance with the covenants in our debt agreements.

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

Related Party Transactions

We have ongoing business relationships with certain affiliates of Wells Fargo & Company ("Wells Fargo"). Wells Fargo, together with certain of its affiliates, is our largest shareholder. During the six months ended June 30, 2005, we made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, and (iii) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $2.3 million and $3.1 million, respectively, for the three months and six months ended June 30, 2005, and $945,000 and $2.1 million, respectively, for the three and six months ended June 30, 2004. Balances due to Wells Fargo and its affiliates were $1.7 million and $30.9 million at June 30, 2005 and December 31, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We have six Foreign Exchange Agreements ("Agreements") at the end of June in the aggregate amount of $7.3 million. The Agreements minimize any changes in the exchange rate between the rate used in the contract bid amount and the amount ultimately collected. As of June 30, 2005, $6.4 million was still open and the Agreements are expected to be completed by December 2005. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($45.6 million outstanding as of June 30, 2005). We believe risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4. Controls and Procedures

As of June 30, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We were a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe who alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. We have settled with the plaintiffs, the insurance companies, and the former owner. Pursuant to the settlement, our payment obligations do not begin until the remaining insurance funds of approximately $2.4 million are exhausted. During the second year and years four through fifteen, we would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. We have no payment obligations in years one and three. We also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, we would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, we would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, we would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, we would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would we be obligated to pay any more than $1.0 million in any of years sixteen, seventeen or eighteen.

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

In November 1999, the Oregon Department of Environmental Quality (DEQ) requested that we perform a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The primary purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a voluntary letter agreement with the department in mid-August 2000. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, DEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. In February 2005, the Company and DEQ entered in to a voluntary agreement for remedial investigation and source control measures to follow up on, complete and formalize the results of the previous assessments and investigations. Assessment work is ongoing.

In December 2000, a six-mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA. The EPA currently describes the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments. Our plant is not located on the Willamette River; it lies in what may be the upland portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River sediments. EPA and the DEQ have agreed to share responsibility for investigation and cleanup of the site. The DEQ has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work. EPA has the lead responsibility for conducting in-water work, and the DEQ is the Support Agency for that work.

Also, in December 2000, EPA notified us and 68 other parties by general notice letter of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act with respect to the Portland Harbor Superfund Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study at the site. No action was required by EPA of recipients of the general notice letter. In the last week of December 2000, we responded to EPA’s inquiry stating that we were working with the DEQ to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River sediments. That work is continuing as noted previously. To date, no further communication has been received from EPA on this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 10, 2005. The following matter was submitted to shareholders for their consideration:

With respect to the three nominees for director identified in the Company’s Proxy Statement; William R. Tagmyer received 5,984,149 votes and 356,823 votes were withheld, and Neil R. Thornton received 5,982,329 votes and 358,643 votes were withheld.

Item 5. Other Information

On August 1, 2005 we adopted a Long Term Incentive Plan (the “Plan”) between the Company and certain key employees. The Compensation Committee of our Board of Directors determined that it would be appropriate and in the best interests of the Company and its shareholders to adopt this Plan in order to provide management with financial incentives to remain with the Company and to continue to contribute to the success of the Company. Under the Plan, certain key employees are eligible to receive cash payments if the Company meets average return on asset goals, as established by the Compensation Committee, over a rolling three-year period. Awards are determined at the discretion of the Compensation Committee, but are targeted to range from 0% to 40% of the key employees’ annual base salary, and will vest and be paid over a three-year period. All outstanding awards become vested and payable upon a change in control. A copy of this Plan is filed herein as Exhibit 10.1.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Long Term Incentive Plan
10.2	Credit Agreement among Northwest Pipe Company and Bank of America, N.A., dated May 20, 2005
10.3	Amended and Restated Intercreditor and Collateral Agency Agreement among Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Bank of America, N.A., as the Sole Credit Agreement Lender, The 1997 Noteholders, the 1998 Noteholders and Bank of America, N.A., as Collateral Agent
10.4	First Amendment to the Note Purchase and Private Shelf Agreement, dated as of February 25, 2004
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer (Principal Financial Officer)