Form 10-Q
period 2005-09-30
NORTHWEST PIPE CO
filed 2005-11-04
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR
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

     Indicate by check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes ☑       No ☐

     Indicate by check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐       No ☑

Common Stock, par value $.01 per share	6,839,962
(Class)	(Shares outstanding at November 4, 2005)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$89	$89
Trade and other receivables, less allowance for doubtful accounts
of $486 and $1,221	71,019	53,882
Costs and estimated earnings in excess of billings on
uncompleted contracts	77,030	71,205
Inventories	49,207	60,696
Deferred income taxes	2,570	2,619
Prepaid expenses and other	1,263	1,499
Restricted assets	2,300	--
Asset held for sale	2,900	--

Total current assets	206,378	189,990
Property and equipment less accumulated depreciation and
amortization of $36,496 and $34,413	114,618	116,716
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Restricted assets	--	2,300
Prepaid expenses and other	3,409	4,946

Total assets	$345,856	$335,403

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institutions	$37,726	$28,412
Current portion of long-term debt	9,286	10,964
Current portion of capital lease obligations	108	823
Accounts payable	38,498	44,535
Accrued liabilities	7,726	7,324

Total current liabilities	93,344	92,058
Long-term debt, less current portion	58,571	59,607
Capital lease obligations, less current portion	18	82
Deferred income taxes	23,439	23,052
Deferred gain on sale of fixed assets	12,205	13,152
Pension and other benefits	2,341	3,300

Total liabilities	189,918	191,251

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $.01 par value, 15,000,000 shares authorized,
6,824,962 and 6,686,196 shares issued and outstanding	68	67
Additional paid-in-capital	42,697	40,907
Retained earnings	115,107	105,112
Accumulated other comprehensive loss:
Minimum pension liability	(1,934)	(1,934)

Total stockholders’ equity	155,938	144,152

Total liabilities and stockholders' equity	$345,856	$335,403

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net sales	$86,754	$75,264	$251,938	$211,621
Cost of sales	72,515	61,192	211,777	177,249

Gross profit	14,239	14,072	40,161	34,372

Selling, general and administrative expense	6,633	5,989	19,166	16,593

Operating income	7,606	8,083	20,995	17,779

Interest expense, net	1,897	1,679	5,499	4,558

Income before income taxes	5,709	6,404	15,496	13,221

Provision for income taxes	1,733	2,466	5,501	5,090

Net income	$3,976	$3,938	$9,995	$8,131

Basic earnings per share	$0.58	$0.59	$1.48	$1.23

Diluted earnings per share	$0.56	$0.58	$1.42	$1.21

Shares used in per share
calculations:
Basic	6,822	6,627	6,762	6,601

Diluted	7,112	6,791	7,050	6,735

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,

	2005	2004

Cash Flows From Operating Activities:
Net income	$9,995	$8,131
Adjustments to reconcile net income to net cash
provide by (used in) operating activities:
Depreciation and amortization of property and equipment	4,009	4,613
Amortization of debt issuance costs	131	--
Deferred income taxes	436	(543)
Deferred gain on sale-leaseback of equipment	(1,067)	(4,804)
Loss on disposal of property and equipment	43	25
Tax benefit of nonqualified stock options exercised	267	--
Changes in current assets and liabilities:
Trade and other receivables, net	(17,137)	1,227
Costs and estimated earnings in excess of billings on
uncompleted contracts	(5,825)	(16,682)
Inventories	11,489	(8,605)
Refundable income taxes	--	2,654
Prepaid expenses and other	1,773	391
Accounts payable	(6,037)	5,479
Accrued and other liabilities	(557)	6,636

Net cash used in investing activities	(2,480)	(1,478)

Cash Flows From Investing Activities:
Additions to property and equipment	(14,244)	(9,032)
Proceeds from sale of property and equipment	10	12

Net cash used in investing activities	(14,234)	(9,020)

Cash Flows From Financing Activities:
Proceeds from a sale-leaseback	9,500	--
Proceeds from sale of common stock	1,524	583
Net borrowings (payments) under notes payable from
financial institutions	9,314	(7,774)
Borrowings from long-term debt	4,500	19,535
Payments on long-term debt	(7,214)	--
Payment of debt issuance costs	(131)	(1,145)
Payments on capital lease obligations	(779)	(718)

Net cash provided by financing activities	16,714	10,481

Net decrease in cash and cash equivalents	--	(17)
Cash and cash equivalents, beginning of period	89	128

Cash and cash equivalents, end of period	$89	$111

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared in conformity with generally accepted accounting principles in the United States of America. The financial information as of December 31, 2004 is derived from the audited financial statements presented in the Northwest Pipe Company (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2005 or any portion thereof.

2.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 290,001 and 163,203 for the three months ended September 30, 2005 and 2004, respectively, and incremental shares of 287,334 and 134,363 for the nine months ended September 30, 2005 and 2004, respectively, were used in the calculations of diluted earnings per share. For the three and nine months ended September 30, 2005, no options were excluded from the computation of diluted earnings per share because the exercise price of the options was less than the average market price of the underlying common stock during these periods and thus no options would be antidilutive. For the three and nine months ended September 30, 2004, options to purchase 299,334 and 311,569, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during these periods and thus the options would be antidilutive.

3.	Inventories

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw material are stated at standard cost, which approximates the first-in, first-out method of accounting. Materials and supplies are stated at standard cost. Water Transmission steel inventory is valued on a specific identification basis and coating and lining materials are stated on a moving average cost basis. Inventories consist of the following:

	September 30, 2005	December 31, 2004

Finished goods	$26,130	$24,989
Raw materials	20,793	33,655
Materials and supplies	2,284	2,052

	$49,207	$60,696

4.	Asset Held for Sale

The Company has an agreement to sell its manufacturing facility in Riverside, California and has included the related property, plant and equipment as an asset held for sale in current assets.

5.	Restricted Assets

On August 22, 1997, the Company deposited $2.3 million in an escrow account as required by the August 19, 1997 settlement agreement between the Company, the U.S. Environmental Protection Agency (“EPA”) and the Oregon Department of Environmental Quality (“ODEQ”). Pursuant to the settlement agreement, upon sale of the property the $2.3 million deposited in the escrow account is to be returned to the Company. The EPA and ODEQ exercised their option to sell the property and on October 14, 2005, the $2.3 million in the escrow account was returned to the Company.

6.	Segment Information

The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and is regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Beginning this quarter, the Company began reporting results for Fabricated Products. This segment sells propane tanks and other fabricated metal parts from its Monterrey, Mexico facility. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales:
Water Transmission	$61,747	$46,242	$177,743	$120,154
Tubular Products	20,486	26,073	62,932	83,231
Fabricated Products	4,521	2,949	11,263	8,236

Total	$86,754	$75,264	$251,938	$211,621

Gross profit:
Water Transmission	$12,709	$8,920	$35,501	$22,789
Tubular Products	1,076	5,027	3,960	11,207
Fabricated Products	454	125	700	376

Total	$14,239	$14,072	$40,161	$34,372

7.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, " to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on the Company’s results of operations or financial position, but does not expect SFAS 151 to have a material effect.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also rquires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations or financial position.

8.	Contingencies

The Company was a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe who alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. The Company settled with the plaintiffs, the insurance companies, and the former owner in July 2004. Pursuant to the settlement, the Company’s payment obligations do not begin until the remaining insurance funds of approximately $2.4 million are exhausted. During the second year and years four through fifteen, the Company would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. The Company has no payment obligations in years one and three. The Company also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, the Company would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, the Company would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, the Company would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, the Company would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would the Company be obligated to pay any more than $1.0 million in any of years nineteen, seventeen or eighteen.

The Company’s manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of the Company’s operations require environmental permits to control and reduce air and water discharges or manage other environmental matters, which are subject to modification, renewal and revocation by government authorities. The Company believes that it is in material compliance with all environmental laws, regulations and permits, and it does not anticipate any material expenditures to meet current or pending environmental requirements. However, it could incur operating costs or capital expenditures in complying with future or more stringent environmental regulatory requirements or with current requirements if it is applied to its facilities in a way it does not anticipate.

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

In December 2000, a nine-mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA. The EPA currently describes the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments. The Company’s plant is not located on the Willamette River; it lies in what may be the upland portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River sediments. EPA and the DEQ have agreed to share responsibility for investigation and cleanup of the site. The DEQ has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work. EPA has the lead responsibility for conducting in-water work, and the DEQ is the Support Agency for that work.

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

At September 30, 2005, the Company has one stock-based compensation plan. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income, as reported	$3,976	$3,938	$9,995	$8,131
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(48)	(66)	(231)	(257)

Pro forma net income	$3,928	$3,872	$9,764	$7,874

Earnings per share:
Basic - as reported	$0.58	$0.59	$1.48	$1.23
Basic - pro forma	$0.58	$0.58	$1.44	$1.19
Diluted - as reported	$0.56	$0.58	$1.42	$1.21
Diluted - pro forma	$0.55	$0.57	$1.38	$1.17

10.	Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company ("Wells Fargo"). Wells Fargo, together with certain of its affiliates, is the Company’s largest shareholder. During the three and nine months ended September 30, 2005, the Company made the following payments to affiliates of Wells Fargo: (i)  capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development revenue bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $87,000 and $3.2 million, respectively, for the three months and nine months ended September 30, 2005, and $672,000 and $2.8 million, respectively, for the three and nine months ended September 30, 2004. Net borrowings and payments on the credit agreement have not been included in the amounts above. Balances due to Wells Fargo and its affiliates were $1.6 million and $30.9 million at September 30, 2005 and December 31, 2004, respectively.

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

Overview

We have Water Transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto and Riverside, California; Parkersburg, West Virginia; and Saginaw, Texas. We have Tubular Products manufacturing facilities in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Our Fabricated Products manufacturing facility is in Monterrey, Mexico.

We believe that the Tubular Products business, the Water Transmission business and Fabricated Product business provide a significant degree of market diversification, because the principal factors affecting demand for each business is different. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within our market area since each population center determines its own waterworks requirements. Construction activity and general economic conditions influence demand for tubular products. Residential heating and construction and weather temperature patterns primarily influence our Fabricated Products demand.

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

Recent Accounting Pronouncements

See Note 7 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales
Water Transmission	71.2%	61.4%	70.5%	56.8%
Tubular Products	23.6	34.7	25.0	39.3
Fabricated Products	5.2	3.9	4.5	3.9

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	83.6	81.3	84.1	83.8

Gross profit	16.4	18.7	15.9	16.2
Selling, general and
administrative expense	7.6	8.0	7.6	7.8

Operating income	8.8	10.7	8.3	8.4
Interest expense, net	2.2	2.2	2.1	2.2

Income before income taxes	6.6	8.5	6.2	6.2
Provision for income taxes	2.0	3.3	2.2	2.4

Net income	4.6%	5.2%	4.0%	3.8%

Gross profit as a percentage of segment net sales:
Water Transmission	20.6%	19.3%	20.0%	19.0%
Tubular Products	5.3	19.3	6.3	13.5
Fabricated Products	10.0	4.2	6.2	4.6

Three Months and Nine Months Ended September 30, 2005 Compared to Three Months and Nine Months Ended September 30, 2004

Net Sales. Net sales increased 15.3% to $86.8 million in the third quarter of 2005, from $75.3 million in the third quarter of 2004, and increased 19.1% to $251.9 million in the first nine months of 2005, from $211.6 million in the first nine months of 2004.

Water Transmission sales increased 33.5% to $61.7 million in the third quarter of 2005 from $46.2 million in the third quarter of 2004, and increased 47.9% to $177.7 million in the first nine months of 2005 from $120.2 million in the first nine months of 2004. Net sales for the three months and the nine months ended September 30, 2005, increased over the same periods last year as a result of increased volume during the periods. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. Market conditions beginning in the third quarter of 2004 and continuing through the second quarter of 2005 were strong and led to increased volume. Bidding activity in the third quarter of 2005, conversely, did not meet original expectations. Approximately $100.0 million of projects were delayed into 2006 from the third quarter of 2005. As a result, our backlog at September 30, 2005 decreased to $126.0 million, as compared to the backlog of $150.0 million at June 30, 2005. While a high proportion of projects were delayed, delays or unevenness in our markets are not unusual. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased by 21.4% to $20.5 million in the third quarter of 2005 from $26.1 million in the third quarter of 2004 and decreased 24.4% to $62.9 million in the first nine months of 2005 from $83.2 million in the first nine months of 2004. The decrease in net sales in the third quarter and the first nine months of 2005 over the same periods last year resulted from both shifting our product mix in 2005 from commodity products to niche product lines and somewhat lower sales volume. Sales are expected to decrease slightly in the fourth quarter of 2005 as a result of normal seasonal slowing.

Fabricated Products sales increased 53.3% to $4.5 million in the third quarter of 2005 from $2.9 million in the third quarter of 2004, and increased 36.8% to $11.3 million in the first nine months of 2005 from $8.2 million in the first nine months of 2004. Net sales for the three months and the nine months ended September 30, 2005, increased over the same periods last year as a result of improving demand and pricing. Sales are expected to continue to improve in the fourth quarter of 2005, due to normal seasonal improvement.

No single customer accounted for 10% or more of net sales in the third quarter or first nine months of 2005 or 2004.

Gross Profit. Gross profit increased slightly to $14.2 million (16.4% of total net sales) in the third quarter of 2005 from $14.1 million (18.7% of total net sales) in the third quarter of 2004 and increased 16.8% to $40.2 million (15.9% of total net sales) in the first nine months of 2005 from $34.4 million (16.2% of total net sales) in the first nine months of 2004.

Water Transmission gross profit increased 42.5% to $12.7 million (20.6% of segment net sales) in the third quarter of 2005 from $8.9 million (19.3% of segment net sales) in the third quarter of 2004 and increased 55.8% to $35.5 million (20.0% of segment net sales) in the first nine months of 2005 from $22.8 million (19.0% of segment net sales) in the first nine months of 2004. Water Transmission gross profit as a percent of segment net sales increased for the three and nine months ended September 30, 2005 over the same periods last year primarily due to higher production volumes leveraging fixed costs. Recent project delays have reduced the current bid opportunities. This tends to make bidding more competitive. We have seen this on our current bookings and expect minor reductions in gross margin in the next two quarters. Our strong remaining backlog should allow us to continue to operate at a high utilization rate, which should offset some of the negative impacts that result from the current competitive market conditions.

Gross profit from Tubular Products decreased to $1.1 million (5.3% of segment net sales) in the third quarter of 2005 from $5.0 million (19.3% of segment net sales) in the third quarter of 2004 and decreased to $4.0 million (6.3% of segment net sales) in the first nine months of 2005 from $11.2 million (13.5% of segment net sales) in the first nine months of 2004. Gross profit and gross profit as a percent of segment sales in 2004 were very strong, as we were able to increase our prices in conjunction with the rapid increase in steel costs. In 2005, we saw the reverse occur. Our selling prices decreased as we sold inventory produced with higher cost steel. With the moderation of steel prices, we have begun to slowly improve our gross profit as a percent of segment sales from the second quarter of 2005. Steel cost increases have been announced for the fourth quarter of 2005. In response, we recently announced a price increase on our products effective the beginning of the fourth quarter of 2005. We continue to face import competition and continued slow markets for our products, but expect price increases to lead to continued improvement in our margins.

Gross profit from Fabricated Products increased to $454,000 (10.0% of segment net sales) in the third quarter of 2005 from $125,000 (4.2% of segment net sales) in the third quarter of 2004 and increased to $700,000 (6.2% of segment net sales) in the first nine months of 2005 from $376,000 (4.6% of segment net sales) in the first nine months of 2004. Fabricated Products gross profit improved for the three and nine months ended September 30, 2005 over the same periods last year primarily due to a combination of improved pricing in the market and improved productivity that resulted from initiatives implemented at the beginning of 2005. We expect gross profit for this segment to increase in the fourth quarter of 2005, due to normal seasonal improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.6 million (7.7% of total net sales) in the third quarter of 2005 from $6.0 million (8.0% of total net sales) in the third quarter of 2004 and increased to $19.2 million (7.6% of total net sales) in the first nine months of 2005 from $16.6 million (7.8% of total net sales) in the first nine months of 2004. The increases from the same periods last year are consistent with the increase in sales during the same periods.

Interest Expense, net. Interest expense, net increased to $1.9 million in the third quarter of 2005 from $1.7 million in the third quarter of 2004 and increased to $5.5 million in the first nine months of 2005 from $4.6 million in the first nine months of 2004. The increase in the three and nine months ended September 30, 2005 over the same periods last year resulted from higher average borrowings and a higher average interest rate.

Income Taxes. The provision for income taxes was $5.5 million in the first nine months of 2005, based on an expected tax rate of approximately 35.5%, compared to $5.1 million in the first nine months of 2004, based on an expected tax rate of approximately 38.5%. We reduced the expected tax rate for 2005 from 38.5% to 35.5% due to changes in Section 199 manufacturing deductions and state apportionment laws. This resulted in reducing our third quarter of 2005 tax rate to 30.4%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At September 30, 2005, we had cash and cash equivalents of $89,000.

Net cash used in operating activities in the first nine months of 2005 was $2.5 million. This was primarily the result of an increase in accounts payable, costs and estimated earnings in excess of billings and trade and other receivables of $6.0 million, $5.8 million and $17.1 million, respectively. This was partially offset by net income of $10.0 million and a decrease in inventories of $11.5 million. In addition, non-cash adjustments for depreciation and amortization of property and equipment of $4.0 million contributed to the offset to net cash used in operating activities. The increase in accounts payable resulted from timing of vendor payments. The change in costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in the first nine months of 2005 was $14.2 million, which resulted from additions of property and equipment. Capital expenditures are expected to be between $16.0 and $17.0 million in 2005.

Net cash provided by financing activities in the first nine months of 2005 was $16.7 million, which included proceeds from a sale-leaseback agreement of $9.5 million, net borrowings under the note payable to financial institutions of $9.3 million and sale of common stock of $1.5 million.

We had the following significant components of debt at September 30, 2005: a $65.0 million credit agreement, under which $37.7 million was outstanding; $12.9 million of Series B Senior Notes; $15.0 million of Senior Notes; $15.0 million of Series A Term Notes; $10.5 million of Series B Term Notes; $10.0 million of Series C Term Notes; $4.5 million of Series D Term Notes; and capital lease obligations of $126,000.

The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution's prime rate, minus 0.5% to 0.0%. We had $42.0 million outstanding under the line of credit, with $42.0 million bearing a weighted average LIBOR interest at 4.96% (LIBOR interest rate ranged from 4.75% to 5.33%), partially offset by $2.5 million invested in short-term marketable securities and $1.7 million in cash receipts that had not been applied to the loan balance. At September 30, 2005 we had an additional net borrowing capacity under the line of credit of $27.3 million.

The Series A Term Notes in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series B Senior Notes in the principal amount of $12.9 million mature on April 1, 2008 and require annual payments of $4.3 million plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $15.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the "Notes") also include supplemental interest from 0.0% to 1.5% (0.75% at September 30, 2005), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense ("EBITDA") to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the "Term Notes") and the credit agreement are collateralized by all accounts receivable, inventory and certain plant and equipment.

We lease certain machinery and equipment. The average interest rate on the capital leases is 6.9%.

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

We have entered into stand-by letters of credit that total approximately $5.6 million as of September 30, 2005. The stand-by letters of credit relate to workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The $65.0 million credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth; maximum consolidated total debt to consolidated EBITDA; minimum consolidated fixed charge coverage test and a maximum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness and to create liens or other encumbrances on assets. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At September 30, 2005, we were in compliance with the covenants in our debt agreements.

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

Related Party Transactions

We have ongoing business relationships with certain affiliates of Wells Fargo & Company ("Wells Fargo"). Wells Fargo, together with certain of its affiliates, is our largest shareholder. During the nine months ended September 30, 2005, we made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, and (iii) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $87,000 and $3.2 million, respectively, for the three months and nine months ended September 30, 2005, and $672,000 and $2.8 million, respectively, for the three and nine months ended June 30, 2004. Balances due to Wells Fargo and its affiliates were $1.6 million and $30.9 million at September 30, 2005 and December 31, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We use forward foreign currency contracts from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We have nine Foreign Exchange Agreements ("Agreements") at September 30, 2005 in the aggregate notional amount of $7.8 million. The Agreements minimize any changes in the exchange rate between the rate used in the contract bid amount and the amount ultimately collected. As of September 30, 2005, $6.3 million was still open. The Agreements are expected to be completed between November 2005 and June 2006. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow risk on our variable rate debt and fair value risk on our fixed rate debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($37.7 million outstanding as of September 30, 2005). We believe risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4. Controls and Procedures

As of September 30, 2005, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We were a defendant in a suit brought by Foothill/DeAnza Community College in U.S. District Court for the Northern District of California in July 2000. DeAnza represented a class of plaintiffs who purchased small diameter, thin walled fire sprinkler pipe who alleged that the pipe leaked necessitating replacement of the fire sprinkler system and further alleged that the leaks caused damage to other property as well as loss of use. We have settled with the plaintiffs, the insurance companies, and the former owner in July 2004. Pursuant to the settlement, our payment obligations do not begin until the remaining insurance funds of approximately $2.4 million are exhausted. During the second year and years four through fifteen, we would be obligated only to pay qualifying claims and administrative costs up to a limit of $500,000 per year. We have no payment obligations in years one and three. We also would have no payment obligation in any other year in which there are no qualifying claims. In the event any qualifying claims remain unpaid after fifteen years, we would have to pay such claims as follows: (1) if the excess claims are between $0 and $1.5 million, we would pay the amount of the claims; (2) if the excess claims are between $1.5 million and $6.0 million, we would pay $1.5 million; and (3) if the excess claims exceed $6.0 million, we would pay $1.5 million plus 25 percent of the amount over $6.0 million, up to a cap of $3.0 million; provided, that in no event would we be obligated to pay any more than $1.0 million in any of years nineteen, seventeen or eighteen.

Our manufacturing facilities are subject to many federal, state, local and foreign laws and regulations related to the protection of the environment. Some of our operations require environmental permits to control and reduce air and water discharges or manage other environmental matters, which are subject to modification, renewal and revocation by government authorities. We believe that we are in material compliance with all environmental laws, regulations and permits, and we do not anticipate any material expenditures to meet current or pending environmental regulatory requirements. However, we could incur operating costs or capital expenditures in complying with future or more stringent environmental requirements or with current requirements if they are applied to our facilities in a way we do not anticipate.

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

In December 2000, a nine-mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the EPA. The EPA currently describes the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile 3.5 to River Mile 9.2, including uplands portions of the site that contain sources of contamination to the sediments. Our plant is not located on the Willamette River; it lies in what may be the upland portion of the site. However, a final determination of the areal extent of the site will not be determined until EPA issues a record of decision describing the remedial action necessary to address Willamette River sediments. EPA and the DEQ have agreed to share responsibility for investigation and cleanup of the site. The DEQ has the lead responsibility for conducting the upland work, and EPA is the Support Agency for that work. EPA has the lead responsibility for conducting in-water work, and the DEQ is the Support Agency for that work.

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

Dated: November 4, 2005

NORTHWEST PIPE COMPANY

By: /s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By: /s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)