Form 10-K
period 2005-12-31
NORTHWEST PIPE CO
filed 2006-03-14
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

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
Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [X] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [X]

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $158,514,199 as of June 30, 2005 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 3, 2006 was 6,839,962 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Parts II and III of Form 10-K by reference portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

General

Northwest Pipe Company (the “Company”) manufactures welded steel pipe in three business segments. In our Water Transmission business (the “Water Transmission” business), we are a leading supplier in the United States and Canada of large diameter, high-pressure steel pipe used primarily for water transmission. In our Tubular Products business (the “Tubular Products” business), we manufacture smaller diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of construction, agricultural, industrial, energy, traffic sign support, and other applications. In our Fabricated Products business (the “Fabricated Products” business), we manufacture propane tanks, pressure vessels and other fabricated steel products. In 2005, Water Transmission revenues represented approximately 70% of our net sales, Tubular Products revenues represented approximately 25% of our net sales, and Fabricated Products revenues represented approximately 5% of our net sales. We are headquartered in Portland, Oregon. Water Transmission facilities are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; and Saginaw, Texas. Tubular Products facilities are located in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. The Fabricated Products facility is located in Monterrey, Mexico.

Products

Water Transmission Products.    Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications and are for fully engineered, large diameter, high-pressure water transmission lines. Other uses include pipe for piling and hydroelectric projects, wastewater transmission, treatment plants, and other industrial applications. We have the capability to manufacture water transmission pipe in diameters ranging from 4.5” to 156” with wall thickness of 0.135” to 3.00”. We can coat and line these products with cement mortar, polyethylene tape, paints, epoxies, Pritec® and coal tar enamel according to the customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections.

Tubular Products.    Our Tubular Products range in size from 0.50” to 16” in diameter with wall thickness from 0.035” to 0.315”, square tubing from 0.75” to 3”, and rectangular tubing from 0.50” x 1” to 3” x 4”. These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications, including water well casing, fire protection, energy, fence, traffic sign support, and agricultural products.

Fabricated Products.    Our Fabricated Products group produces propane tanks, which range in capacity from 120 gallons to 1,000 gallons, as well as a wide range of other fabricated metal products. We can cut, weld, burn, form, inspect and coat fabricated steel and aluminum. Propane tanks are sold to gas dealers for home heating, agricultural and light industrial applications. Other fabricated metal products such as air receivers, custom pressure vessels, and components for other original equipment manufacturers can be used in the automotive, energy and capital equipment industries.

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

Tubular Products.    Our tubular products are marketed through a network of direct sales force personnel and independent distributors in the United States, Canada and Mexico. Our tubular products’ facilities are located in Oregon, Kansas, Texas, and Louisiana. Our marketing strategy focuses on customer service and customer relationships. For example, we are willing to sell in small lot sizes and are able to provide mixed truckloads of finished products to our customers. Our tubular products are primarily sold to distributors, although we also sell to original equipment manufacturers to a lesser extent. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

Fabricated Products.    Currently, our primary customers for our fabricated products are propane gas marketers. We sell our propane tanks through our direct sales force, which is augmented by a network of independent agents. Inventory is maintained at approximately 15 stocking facilities located in our key geographical markets. Our marketing strategies include regular customer visits, limited print advertising and attendance at industry trade events and expositions. State propane gas associations are influential in this industry. Consequently, we are members of these organizations and support these events in our key territories, which are the Midwest and the Southeast.

As our fabricated product line continues its expansion, the automotive, energy and capital equipment industries will become larger factors in our marketing efforts. We employ a direct selling strategy for these products.

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

Fabricated Products.    Propane tanks begin with hot rolled steel, from which cylinders are rolled and welded, and tank heads are drawn on a hydraulic press. After assembly and final welding, propane tanks receive both radiographic and hydrostatic testing. Lastly, the propane tanks are powder coated, and purged with a vacuum process. Other fabricated metal products typically begin with hot rolled steel, from which the steel is cut or burned to the desired dimension. The product is then formed either with a rolling or press brake process. Pieces are welded into a final assembly using a variety of welding processes and certain products are coated.

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

Quality Assurance.    We have in place quality management systems that emphasize continual improvement and that assure we consistently provide product that meets customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer. All of our quality management systems in the United States are registered by the International Organization for Standardization (ISO). In addition to ISO qualification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitary Foundation, and Underwriters Laboratory have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until verification that all product requirements have been met.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may also be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2005 and 2004, our backlog of orders was approximately $125.6 million and $128.9 million, respectively. Backlog as of December 31, 2005 includes projects having a value of approximately $13.8 million for which binding contracts had not yet been executed as of March 1, 2006. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission.    We have several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, we believe we can more effectively compete throughout the U.S., Canada and Mexico. Our primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe. East of the Rocky Mountains, our primary competition includes American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and U.S. Pipe & Foundry Company, all of which manufacture ductile iron pipe; Price Bros., which manufactures prestressed pipe; American Spiral Weld Pipe Company which manufactures spiral welded steel pipe; and Hanson Concrete Products, Inc., which manufactures concrete cylinder pipe and spiral welded steel pipe.

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

Fabricated Products.    In the propane tank market, we compete against several other tank manufacturers, generally on the basis of price, delivery and customer service. Propane tanks are typically sold in truckload quantities and delivered by common carriers, and as such, freight is a significant component of the total delivered cost. From our Monterrey facility, we effectively cover approximately 80% of the continental United States and selected provinces in Canada. Our primary competition is Harsco (American Welding and Tank), Trinity Industries and Quality Steel. Periodically other Mexico based producers sell into the United States, but they are not a significant factor in these markets.

With other fabricated metal products, we compete against hundreds of independent fabricators, as well as internal departments of large original equipment manufacturers. Competition is vigorous for product which has little value added, and is lessened in products with greater engineering content or intellectual property.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include California Steel Industries, Inc., Beta Steel Corp., Mittal Steel Company, Nucor Corporation, and U.S. Steel Corporation. Purchases from foreign mills are conducted through international trading companies, including Marubeni Corporation, MAN Ferrostaal, and Duferco Farrell. We order steel according to our business forecasts for our Tubular Products and Fabricated Products businesses. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Employees

As of December 31, 2005, we had 1,231 full-time employees. Approximately 23% were salaried and approximately 77% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

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

Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

Any decline in demand for public water transmission projects could adversely affect our business.    Our water transmission business accounted for approximately 70% of our net sales in 2005. Our water transmission revenue is derived from sales related to public water transmission projects. As a result, our sales could be adversely impacted by a change in the number of projects planned by public water agencies or by delays in obtaining environmental approvals and right-of-way permits. Additionally, adjustments in governmental capital spending, budgetary constraints related to capital projects, or the inability of governmental entities to issue debt to finance projects could adversely affect our water transmission sales.

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

Fluctuations in steel prices may affect our future operating results.    Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products and fabricated products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by increases in our prices could have an adverse effect on our business, financial condition and results of operations.

Our business is very competitive and increased competition could reduce our gross margins and net income.    We face significant competition. Orders in the water transmission business are competitively bid, and price competition can be vigorous. There are many competitors in the tubular products and fabricated products businesses, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross margins, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. Our business could also be impeded if existing competitors expand, or if they or new competitors establish new facilities within our market areas.

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

We have foreign operations.    Our fabricated products are manufactured at our Monterrey, Mexico facility, primarily for export to the United States. Any material changes in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by Mexico and its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in a foreign country, including currency fluctuations, political changes, changes in laws and regulations, and economic instability. Although our operations have not been materially affected by any such factors to date, no assurance can be given that our operations may not be adversely affected in the future.

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

Our quarterly operating results are subject to significant fluctuation.    Our net sales and net income may fluctuate significantly from quarter to quarter due to the schedule of production of water transmission orders, the seasonal variation in demand for tubular products and fabricated products, fluctuations in the cost of steel and other raw materials, and competitive pressures. Results of operations in any period are not indicative of results for any future period, and comparisons between any two periods may not be meaningful.

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

The success of our business is affected by general economic conditions, and our business may be adversely affected by economic slowdown or recession.    Periods of economic slowdown or recession in the United States, or the public perception that one may occur, could decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted in the past by the general slowing of the economy and any future economic slowdowns could have an adverse impact on our business.

Our stock’s relatively low trading volume may limit your ability to sell your shares.    Although our shares of common stock are listed on the Nasdaq National Market, our average daily trading volume over the twelve months ended December 31, 2005 is approximately 18,598 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Portland, Oregon The Portland, Oregon facilities consist of approximately 300,000 square feet of covered manufacturing space located on approximately 25 acres. This facility has the capability to manufacture water transmission and tubular products.

Atchison, Kansas The Atchison, Kansas facility consists of approximately 80,000 square feet of covered manufacturing space located on approximately 45 acres. This facility has the capability to manufacture tubular products.

Adelanto and Riverside, California  The Adelanto, California facility consists of approximately 200,000 square feet of covered manufacturing space located on approximately 100 acres. This facility has the capability to manufacture water transmission products. The Riverside, California facility consists of approximately 65 acres. We have an agreement to sell our Riverside facility, and have completed the majority of the process of consolidating that facility with our Adelanto facility,

Denver, Colorado The Denver, Colorado facility consists of approximately 155,000 square feet of covered manufacturing space located on approximately 40 acres. This facility has the capability to manufacture water transmission products.

Bossier City, Louisiana The Bossier City facility consists of approximately 185,000 square feet of covered manufacturing space located on approximately 20 acres. This facility has the capability to manufacture tubular products.

Houston, Texas The Houston, Texas facility consists of approximately 175,000 square feet of covered manufacturing space located on approximately 15 acres. This facility has the capability to manufacture tubular products.

Parkersburg, West Virginia  The Parkersburg, West Virginia facility consists of approximately 135,000 square feet of covered manufacturing space, located on approximately 90 acres. This facility has the capability to manufacture water transmission products.

Saginaw, Texas The Saginaw, Texas facility consists of approximately 170,000 square feet of covered manufacturing space, located on approximately 50 acres at two facilities. This facility has the capability to manufacture water transmission products.

Monterrey, Mexico The Monterrey, Mexico facility consists of approximately 40,000 square feet of covered manufacturing space located on approximately five acres. This facility has the capability to manufacture pressure vessels and other fabricated steel products.

As of December 31, 2005, we owned all of our facilities, except for one of our Saginaw, Texas facilities, which is under a long-term lease through 2008 and 2019, if all extensions are exercised.

We have available manufacturing capacity from time to time at each of our facilities. To take advantage of market opportunities, we may identify capital projects that will allow us to expand our manufacturing facilities to meet expected growth opportunities.

Item 3.	Legal Proceedings

In November 1999, the Oregon Department of Environmental Quality (“ODEQ”) requested performance of a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a Voluntary Letter Agreement with ODEQ in mid-August 2000, and began working on the assessment. On December 1, 2000, a six mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). EPA currently defines the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile (“RM”) 3.5 to RM 9.2, including uplands portions of the Site that contain sources of contamination to the sediments (the “Portland Harbor Site”). Our plant is not located on the Willamette River; it lies in what may be the uplands portion of the Portland Harbor Site. EPA and ODEQ have agreed to share responsibility for investigation and cleanup of the Portland Harbor Site. ODEQ has the lead responsibility for conducting the upland work.

By a general notice letter dated December 8, 2000, EPA notified us and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. No action was required by EPA of recipients of the general notice letter. In late December 2000, we responded to EPA’s inquiry stating that we were working with ODEQ to determine whether our plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River. Therefore, until our work with ODEQ was completed, it would be premature for us to enter into any negotiations with EPA. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of our property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, ODEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. On January 25, 2005, ODEQ and we entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures. We completed the additional assessment work required by the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River, stormwater is appropriately managed under our NPDES permit and the risk assessment screening results justify a No Further Action determination for the facility. The ODEQ review of this report is ongoing. ODEQ is expected to make its recommendations by mid-2006.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market System under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 2005 and 2004 were as follows.

	Low	High
2005
First Quarter	$21.72	$27.47
Second Quarter	20.60	25.96
Third Quarter	23.40	29.99
Fourth Quarter	22.45	28.20

2004
First Quarter	$13.55	$15.19
Second Quarter	13.81	17.98
Third Quarter	16.54	18.00
Fourth Quarter	16.52	24.95

There were 77 shareholders of record and approximately 2,000 beneficial shareholders at March 3, 2006. There were no cash dividends declared or paid in fiscal years 2005 or 2004. We do not anticipate paying cash dividends in the foreseeable future.

Information with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive proxy statement for our 2006 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	In thousands, except per share amount
Consolidated Statement of Income Data:
Net sales	$329,006	$291,910	$244,987	$266,101	$276,473
Gross profit	53,790	49,296	33,228	43,929	51,402
Net income	13,386	12,377	3,531	9,259	11,111
Basic earnings per share	1.97	1.87	0.54	1.42	1.71
Diluted earnings per share	1.90	1.83	0.53	1.37	1.67

Consolidated Balance Sheet Data:
Working capital	$150,428	$97,932	$71,023	$117,879	$118,273
Total assets	338,485	335,403	280,010	286,732	266,582
Long-term debt, less current portion	94,931	59,689	35,914	75,664	59,009
Stockholders’ equity	159,465	144,152	131,651	127,152	118,245

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed at Item 1A under the caption “Risk Factors” and from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We have Water Transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; and Saginaw, Texas. We have Tubular Products manufacturing facilities in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Our Fabricated Products manufacturing facility is located in Monterrey, Mexico.

We believe the Tubular Products business and Fabricated Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for Water Transmission products are different from those affecting demand for Tubular Products or Fabricated Products. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within our market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction activity and general economic conditions. Demand for fabricated products is influenced by weather patterns and residential heating needs, construction activity, and general economic conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Management Estimates:

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition, allowance for doubtful accounts, warranties, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

Revenue from our tubular products and fabricated products segments is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2005, the accounts receivable balance of $64.5 million is reported net of allowances for doubtful accounts of $500,000. We believe the reported allowances at December 31, 2005, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Goodwill:

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. We review for impairment by comparing the fair value of the reporting unit that includes goodwill, as measured by discounted cash flows, market multiples based on earnings, and other valuation methodologies, to the carrying value. As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2005; based on our analysis, we believe no impairment of goodwill exists.

Long-Lived Assets:

Property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about the expected future operating performance of the Company. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss.

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

Product Warranties:

Our standard terms and conditions of sale include a warranty for our products to be free of certain defects. We record a general reserve for warranty claims based on historical experience. If actual warranty claims differ from our estimates, revisions to the reserve would be necessary.

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

Self Insurance:

We are self-insured for a portion of losses and liabilities associated with workers compensation claims at our West Virginia facility. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. We have purchased stop-loss coverage in order to limit, to the extent practical, the aggregate exposure to claims. There is no assurance that such coverage will adequately protect us against liability from all potential consequences.

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

	Year Ended December 31,
	2005	2004	2003
Net sales:
Water transmission	70.6%	60.9%	59.7%
Tubular products	24.5	35.1	36.9
Fabricated products	4.9	4.0	3.4
Total net sales	100.0	100.0	100.0
Cost of sales	83.7	83.1	86.4
Gross profit	16.3	16.9	13.6
Selling, general and administrative expenses	8.0	7.9	9.1
Operating income	8.3	9.0	4.5
Interest expense, net	2.2	2.2	2.2
Income before income taxes	6.1	6.8	2.3
Provision for income taxes	2.0	2.6	0.9
Net income	4.1%	4.2%	1.4%

Segment gross profit as a percentage of net sales:
Water transmission	20.1%	19.0%	22.0%
Tubular products	7.0	14.6	1.1
Fabricated products	8.6	3.7	1.1

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales.    Net sales increased to $329.0 million in 2005 from $291.9 million in 2004. No single customer accounted for 10% or more of total net sales in 2005 or 2004.

Water Transmission sales increased 30.6% to $232.1 million in 2005 from $177.8 million in 2004. Net sales increased over the same period last year as a result of increased volume, which is attributable to stronger demand. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in a consistently strong backlog at December 31, 2005 of $125.6, as compared to the backlog of $128.9 million at the beginning of 2005. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased 21.3% to $80.7 million in 2005 from $102.5 million in 2004. The decrease in net sales over the same period was expected, as the market conditions experienced in 2004 could not be sustained. Volume decreased in 2005 as we focused our efforts on products we believe offer the opportunity for sustainable profitability, and do not directly compete with low cost imports.

Fabricated Products sales increased 39.9% to $16.2 million in 2005 from $11.6 million in 2004. The increase in net sales is attributable to improved demand, which allowed for an increase in sales prices, and a small increase in market share.

Gross profit.    Gross profit increased to $53.8 million (16.3% of total net sales) in 2005 from $49.3 million (16.9% of total net sales) in 2004.

Water Transmission gross profit increased 38.1% to $46.8 million (20.1% of segment net sales) in 2005 from $33.9 million (19.0% of segment net sales) in 2004. Our Water Transmission gross profit improved as our production continued to be strong throughout the year, and we were able to take advantage of consistent higher plant utilization.

Gross profit from Tubular Products decreased 62.4% to $5.6 million (7.0% of segment net sales) in 2005 from $15.0 million (14.6% of segment net sales) in 2004. Our Tubular Products gross margin percentage decreased from the same period last year primarily because, as selling prices stabilized, our cost of goods sold increased because of high cost steel, which reduced our margin.

Fabricated Products gross profit increased to $1.4 million (8.6% of segment net sales) in 2005 from $435,000 (3.7% of segment net sales) in 2004. Fabricated Products gross profit increased over the same period last year due to increased volume combined with better productivity in our operations, and higher selling prices during 2005 as compared to 2004.

Selling, general and administrative expenses.    Selling, general and administrative expenses increased 13.8% to $26.3 million (8.0% of total net sales) in 2005 from $23.1 million (7.9% of total net sales) in 2004. While the increase is consistent with the increase in sales, specific factors affecting the increase in expenses include an increase in incentive compensation, and an increase in information systems costs due to our recently completed system upgrade.

Interest expense.    Interest expense increased to $7.4 million in 2005 from $6.3 million in 2004. The increase in interest expense resulted from an increase in both our outstanding borrowings and the rates on those borrowings.

Income taxes.    Our effective tax rate was approximately 33.4% in 2005 and 37.6% in 2004. The decrease in our effective tax rate was due to changes in Section 199 manufacturing deductions, changes in state apportionment factors, and the resolution of previously uncertain tax matters.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net sales.    Net sales increased to $291.9 million in 2004 from $245.0 million in 2003. No single customer accounted for 10% or more of total net sales in 2004 or 2003.

Water Transmission sales increased 21.5% to $177.8 million in 2004 from $146.3 million in 2003. Net sales increased as a result of increased volume, which was attributable to stronger demand. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in an improved backlog at December 31, 2004 of $128.9, as compared to the backlog of $73.8 million at the beginning of 2004.

Tubular Products sales increased 13.6% to $102.5 million in 2004 from $90.2 million in 2003. The increase in net sales resulted primarily from our ability to pass on steel price increases to our customers. During 2004, we raised prices on our Tubular Products in order to pass along to our customers the steel surcharges and base price increases our steel vendors had included on steel purchased by us. These price increases were designed to absorb the increase in the cost of steel, our principal raw material.

Fabricated Products sales increased 37.9% to $11.6 million in 2004 from $8.4 million in 2003. The increase in net sales was attributable to increased demand.

Gross profit.    Gross profit increased to $49.3 million (16.9% of total net sales) in 2004 from $33.2 million (13.6% of total net sales) in 2003.

Water Transmission gross profit increased 5.3% to $33.9 million (19.0% of segment net sales) in 2004 from $32.2 million (22.0% of segment net sales) in 2003. Our Water Transmission projects are obtained primarily through competitive bidding, which often occurs three to six months in advance of production of the projects. At the time of the bidding, we attempt to accurately estimate the future price of steel that will be purchased for the project and include that in our bid. Our Water Transmission gross margin percentage decreased primarily because we experienced significant increases in the price per ton and the surcharges on steel, which comprises the majority of our cost of goods sold. As this significant component of our cost of sales increases, our gross margin percentage is necessarily driven down, even if all steel cost increases are passed along to our customers. To some extent, our Water Transmission gross profit also decreased because we did not fully anticipate nor include in our project bidding the full amount of the increase in the cost of steel early in 2004.

Gross profit from Tubular Products increased significantly to $15.0 million (14.6% of segment net sales) in 2004 from $1.0 million (1.1% of segment net sales) in 2003. Tubular Products gross profit increased primarily as a result of the elimination of sales of low margin products and the sale of generally lower costing inventory at higher selling prices charged by the Company in response to increasing steel costs.

Fabricated Products gross profit increased to $435,000 (3.7% of segment net sales) in 2004 from $100,000 (1.1% of segment net sales) in 2003. Fabricated Products gross profit increased primarily from improved efficiencies in our production facilities, as a result of the increased volume.

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

Liquidity and Capital Resources

We generally finance our operations through cash flows from operations and available borrowings. At December 31, 2005, we had cash and cash equivalents of $133,000 and available borrowings of $23.6 million.

Net cash provided by operating activities in 2005 was $3.1 million. This was primarily the result of our net income of $13.4 million, non-cash adjustments for depreciation and amortization of $5.6 million, and a decrease in inventories of $9.6 million, offset in part by a decrease in accounts payable of $15.6 million and an increase in trade and other receivables, net of $10.7 million. The decrease in inventories and accounts payable resulted primarily from a decrease in steel shipments from our vendors at the end of 2005 as compared to 2004. The increase in trade and other receivables, net resulted from an increase in our shipments to customers to meet their installation schedules.

Net cash used in investing activities in 2005 was $18.5 million, which primarily related to additions of property and equipment. Capital expenditures are expected to be between $10.0 and $12.0 million in 2006.

Net cash provided by financing activities in 2005 was $15.5 million, which resulted from proceeds received from a sale-leaseback transaction of $9.5 million, and from net borrowings under our credit agreement of $12.9 million, offset in part by net payments of $7.7 million on our long-term debt agreements.

We had the following significant components of debt at December 31, 2005: a $65.0 million credit agreement, under which $41.4 million was outstanding; $12.9 million of Series B Senior Notes; $10.0 million of Senior Notes; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes, and $4.5 million of Series D Term Notes.

The credit agreement expires on May 20, 2010. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution’s prime rate, minus 0.5% to 0.0%. We had $44.0 million outstanding under the line of credit bearing interest at a weighted average rate of 5.98%, partially offset by $2.6 million in cash receipts that had not been applied to the loan balance. At December 31, 2005 we had an additional net borrowing capacity under the line of credit of $23.6 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Series B Senior Notes in the principal amount of $12.9 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $10.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.75% at December 31, 2005), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

We lease certain equipment used in the manufacturing process. The aggregated interest rate on the capital leases is 6.7%.

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

Certain of our operating lease agreements include renewals and/or purchase options set to expire at various dates. If we choose to elect the purchase options on leases scheduled to expire during 2006, we will be required to make payments of $14.4 million. In addition, certain of our operating lease agreements, primarily manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The maximum potential liability to us under such guarantees is $20.1 million at December 31, 2005 if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any payments will be required pursuant to these guarantees, and no amounts have been accrued at December 31, 2005.

The following table sets forth our commitments under the terms of our debt obligations and operating leases:

	Total	2006	2007/2008	2009/2010	Thereafter
Credit Agreement	$41,353	$—	$—	$41,353	$—
The Notes	22,857	9,286	13,571	—	—
The Term Notes	40,000	—	5,072	11,428	23,500
Capital Leases	82	75	7	—	—
Operating Leases	19,325	10,046	8,234	1,045	—
Interest Payments (1)	20,598	4,697	7,265	4,749	3,887
Total Obligations	$144,215	$24,104	$34,149	$58,575	$27,387

(1)	These amounts represent future interest payments related to our debt obligations, excluding the Credit Agreement.

We also have entered into stand-by letters of credit that total approximately $5.6 million as of December 31, 2005. The stand-by letters of credit relate to workers’ compensation, and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2005, we were not in violation of any of the covenants in our debt agreements.

We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2006. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and the sale of our Riverside facility, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Off Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Related Party Transactions.

We have ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than ten percent of our outstanding stock. During the year ended December 31, 2005, we made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $3.3 million, $3.5 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Balances due to Wells Fargo and its affiliates were $0 and $30.9 million at December 31, 2005 and 2004, respectively.

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) commencing with the quarter ending March 31, 2006. We estimate the impact of adoption of SFAS 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123, as disclosed in Note 1 of the Notes to Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and when the payments are received. These instruments are not used for trading or for speculative purposes. The Company has entered into Foreign Exchange Agreements (“Agreements”) for $7.8 million. The Agreements guarantee that the exchange rate does not go below the rate used in the contract bid amount and the amount ultimately collected. As of December 31, 2005, $3.5 million was still open and the Agreements were expected to be completed by June, 2006. We believe risk exposure resulting from exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($41.4 million outstanding as of December 31, 2005). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-22. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited), in Note 17 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

The Compensation Committee of the Board of Directors has approved annual cash bonus awards earned during 2005 and paid during 2006 and annual base salaries for 2006 for the Company’s executive officers as follows:

Name	Title	2005 Cash Bonus	2006 Base Salary
Brian W. Dunham	President and Chief Executive Officer	$300,000	$520,000
Charles L. Koenig	Senior Vice President, Water Transmission	229,000	236,500
Robert L. Mahoney	Vice President, Corporate Development	100,000	205,000
Terrence R. Mitchell	Senior Vice President, Tubular Products	37,000	239,000
John D. Murakami	Vice President and Chief Financial Officer	100,000	205,000
Gary A. Stokes	Senior Vice President, Sales and Marketing	252,000	250,000

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Elections of Directors, Management and Section 16(a) Beneficial Ownership Reporting Compliance in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Management has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Operations Controller. A copy of the Code of Ethics can be found on our website at www.nwpipe.com. None of the material on our website is part of this Form 10-K. If there is any waiver from any provision from the code of ethics for our Executive Officers, we will disclose the nature of such waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the caption Executive Compensation and Stock Performance Graph in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under the caption Certain Relationships and Related Transactions in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Registered Public Accounting Firm in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

10.5
Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 27, 1998

10.6
Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.7
Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.9
Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.10
Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.11
Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, as filed with the Securities and Exchange Commission on March 31, 2000

10.12
Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

Exhibit Number	Description
10.13
Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000

10.14
General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.15
Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001*

10.16
Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001

10.18
General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.23
Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated February 25, 2004, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.24
Amendment dated February 25, 2004 to Note Purchase Agreements dated as of November 15, 1997 and dated as of April 1, 1998 between Northwest Pipe Company and the Purchasers named in the schedules to such Agreements, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.26
Credit Agreement among Northwest Pipe Company and Bank of America, N.A., dated May 20, 2005, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

10.27
Amended and Restated Intercreditor and Collateral Agency Agreement among Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Bank of America, N.A., as the Sole Credit Agreement Lender, The 1997 Noteholders, the 1998 Noteholders and Bank of America, N.A., as Collateral Agent, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

10.28
First Amendment to Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated May 20, 2005, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

14.1
Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004

21	Subsidiaries of the Registrant, filed herewith

23	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Northwest Pipe Company:

We have completed integrated audits of Northwest Pipe Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Portland, Oregon
March 10, 2006

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$329,006	$291,910	$244,987
Cost of sales	275,216	242,614	211,759
Gross profit	53,790	49,296	33,228
Selling, general and administrative expense	26,318	23,126	22,293
Operating income	27,472	26,170	10,935
Interest expense, net	7,383	6,346	5,210
Income before income taxes	20,089	19,824	5,725
Provision for income taxes	6,703	7,447	2,194
Net income	$13,386	$12,377	$3,531
Basic earnings per share	$1.97	$1.87	$0.54
Diluted earnings per share	$1.90	$1.83	$0.53
Shares used in per share calculations:
Basic	6,781	6,618	6,553
Diluted	7,063	6,768	6,660

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$13,386	$12,377	$3,531
Other comprehensive income (loss):
Minimum pension liability adjustment	(218)	(1,117)	872
Tax effect	78	420	(334)
Comprehensive income	$13,246	$11,680	$4,069

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$133	$89
Trade and other receivables, less allowance for doubtful accounts of $500 and $1,221	64,538	53,882
Costs and estimated earnings in excess of billings on uncompleted contracts	73,161	71,205
Inventories	51,070	60,696
Refundable income taxes	1,518	—
Deferred income taxes	1,543	2,619
Prepaid expenses and other	1,474	1,499
Assets held for sale	2,900	—
Total current assets	196,337	189,990
Property and equipment, net	117,369	116,716
Goodwill, net	21,451	21,451
Restricted assets	—	2,300
Other assets	3,328	4,946
Total assets	$338,485	$335,403

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$—	$28,412
Current portion of long-term debt	9,286	10,964
Current portion of capital lease obligations	75	823
Accounts payable	28,914	44,535
Accrued liabilities	7,634	7,324
Total current liabilities	45,909	92,058
Note payable to financial institution	41,353	—
Long-term debt, less current portion	53,571	59,607
Capital lease obligations, less current portion	7	82
Deferred income taxes	23,786	23,052
Deferred gain on sale of equipment	11,849	13,152
Pension and other benefits	2,545	3,300
Total liabilities	179,020	191,251
Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,839,962 and 6,686,196 shares issued and outstanding	68	67
Additional paid-in-capital	42,973	40,907
Retained earnings	118,498	105,112
Accumulated other comprehensive loss:
Minimum pension liability	(2,074)	(1,934)
Total stockholders’ equity	159,465	144,152
Total liabilities and stockholders’ equity	$338,485	$335,403

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2002	6,548,879	$65	$39,572	$89,204	$(1,689)	$127,152
Net income				3,531		3,531
Issuance of common stock under stock option plans	11,506	1	36			37
Minimum pension liability adjustment					872	872
Tax benefit of stock options exercised			59			59
Balances, December 31, 2003	6,560,385	66	39,667	92,735	(817)	131,651
Net income				12,377		12,377
Issuance of common stock under stock option plans	125,811	1	927			928
Minimum pension liability adjustment					(1,117)	(1,117)
Tax benefit of stock options exercised			313			313
Balances, December 31, 2004	6,686,196	67	40,907	105,112	(1,934)	144,152
Net income				13,386		13,386
Issuance of common stock under stock option plans	153,766	1	1,712			1,713
Minimum pension liability adjustment, net of tax benefit of $78					(140)	(140)
Tax benefit of stock options exercised			354			354
Balances, December 31, 2005	6,839,962	$68	$42,973	$118,498	$(2,074)	$159,465

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$13,386	$12,377	$3,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,451	6,203	4,694
Amortization of debt issuance costs	178	135	—
Deferred income taxes	1,810	1,662	3,446
Deferred gain on sale-leaseback of equipment	(1,422)	(6,351)	(6,581)
Loss on sale of equipment	107	28	33
Tax benefit of nonqualified stock options exercised	354	313	59
Changes in current assets and liabilities:
Trade and other receivables, net	(10,656)	(5,305)	4,814
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,956)	(28,431)	6,619
Inventories	9,626	(17,041)	3,878
Refundable income taxes	(1,518)	2,654	(2,654)
Prepaid expenses and other	3,896	496	(228)
Accounts payable	(15,621)	20,148	(6,711)
Accrued and other liabilities	(585)	2,811	(520)
Net cash provided by (used in) operating activities	3,050	(10,301)	10,380
Cash Flows From Investing Activities:
Additions to property and equipment	(18,502)	(11,995)	(11,115)
Proceeds from sale of property and equipment	10	12	26
Net cash used in investing activities	(18,492)	(11,983)	(11,089)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,713	928	37
Borrowings on long-term debt	4,500	35,500	—
Payments on long-term debt	(12,214)	(10,965)	(10,964)
Net borrowings (payments) under notes payable to financial institutions	12,941	(1,029)	12,104
Payments of debt issuance costs	(131)	(1,180)	—
Proceeds of sale-leaseback	9,500	—	—
Borrowings from capital lease obligations	—	79	387
Payments on capital lease obligations	(823)	(1,088)	(888)
Net cash provided by financing activities	15,486	22,245	676
Net increase (decrease) in cash and cash equivalents	44	(39)	(33)
Cash and cash equivalents, beginning of period	89	128	161
Cash and cash equivalents, end of period	$133	$89	$128

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$7,147	$6,122	$5,527
Cash paid during the period for income taxes (net of tax refunds of $526, $4,101, and $2,781)	6,146	2,772	1,062

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except share and per share amounts)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the “Company”). All significant inter-company balances have been eliminated. The Company has water transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; and Saginaw, Texas. Tubular products manufacturing facilities are located in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. The fabricated products manufacturing facility is located in Monterrey, Mexico.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition, allowance for doubtful accounts, warranties, intangible assets, income taxes, and contingencies and litigation. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments and contract disputes. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. If the past due amount results from a specific water transmission project, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2005 and 2004 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

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

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $21.5 million at December 31, 2005 and 2004. With the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed annually or more frequently if impairment indicators arise, for impairment. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2005.

Product Warranties

The Company’s standard terms and conditions of sale include a warranty for our products to be free of certain defects. The Company records a general reserve for warranty claims based on historical experience. If actual warranty claims differ from the estimates, revisions to the reserve would be necessary.

Self Insurance

The Company is self-insured for health claims for a portion of losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. The Company has purchased stop-loss coverage in order to limit, to the extent practical, the aggregate exposure to claims. There is no assurance that such coverage will adequately protect the Company against liability from all potential consequences.

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

Revenue from the Company’s tubular products and fabricated products segments is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 281,719, 150,271 and 107,067 for the years ended December 31, 2005, 2004, 2003, respectively, were used in the calculations of diluted earnings per share. For the year ended December 31, 2005, no options were excluded from the computation of diluted earnings per share because the exercise price of all options was less than the average market price of the underlying common stock during this period and thus no options would be antidilutive. Options to purchase 304,686 shares of common stock at prices of $17.125 to $22.875 per share, and options to purchase 821,698 shares of common stock at prices of $13.563 to $22.875 per share were outstanding during 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2005 and 2004.

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

Long-Lived Assets

Property and equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets.” The Company assesses impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about the expected

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

future operating performance of the Company. The estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to business operations. If the carrying value of the property and equipment will not be recoverable, an impairment loss is calculated and recorded.

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

At December 31, 2005, the Company has one active stock-based compensation plan, which is described more fully in Note 10. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$13,386	$12,377	$3,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	280	322	459
Pro forma net income	$13,106	$12,055	$3,072
Earnings per share:
Basic—as reported	$1.97	$1.87	$0.54
Basic—pro forma	$1.93	$1.82	$0.47
Diluted—as reported	$1.90	$1.83	$0.53
Diluted—pro forma	$1.86	$1.78	$0.46

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

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) commencing with the quarter ending March 31, 2006. The Company estimates the impact of adoption of SFAS 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under SFAS 123.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Previously, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s results of operations or financial position.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2005	2004
Costs incurred on uncompleted contracts	$260,752	$177,389
Estimated earnings	73,601	50,173
	334,353	227,562
Less billings to date	(261,192)	(156,357)
	$73,161	$71,205

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

3.	INVENTORIES:

	December 31,
	2005	2004
Finished goods	$24,682	$24,989
Raw materials	24,145	33,655
Materials and supplies	2,243	2,052
	$51,070	$60,696

4.	ASSETS HELD FOR SALE:

The Company has an agreement to sell its manufacturing facility in Riverside, California and has included the related property, plant and equipment as an asset held for sale in current assets.

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2005	2004
Land and improvements	$15,533	$16,906
Buildings	29,782	30,774
Equipment	96,275	95,513
Equipment under capital leases	521	5,365
Construction in progress	13,170	2,571
	155,281	151,129
Less accumulated depreciation and amortization	(37,912)	(34,413)
Property and equipment, net	$117,369	$116,716

Depreciation expense was $5,451, $6,203 and $4,694 for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization associated with property and equipment under capital leases was $170 and $1,580 at December 31, 2005 and 2004, respectively.

6.	GOODWILL:

	December 31,
	2005	2004
Goodwill	$23,717	$23,717
Less accumulated amortization	(2,266)	(2,266)
Goodwill, net	$21,451	$21,451

7.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2005, the Company had a $65.0 million line of credit agreement, under which $44.0 million was outstanding, bearing interest at a weighted average rate of 5.98%, and partially offset by $2.6 million of cash receipts that had not been applied to the line of credit. At December 31, 2005, the Company had additional net borrowing capacity under the line of credit of $23.6 million. The line of credit expires on May 20, 2010, and bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution’s prime rate, minus 0.5% to 0.0%. The line of credit agreement contains the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage test and a minimum asset coverage ratio. At December 31, 2005, the Company was in compliance with all covenants specified in the line of credit agreement.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

8.	LONG-TERM DEBT:

	December 31,
	2005	2004
Industrial Development Bond, maturing on April 15, 2010, issued in accordance with Internal Revenue Code Section 144(a), variable interest (2.15% at December 31, 2004) payable monthly; annual principal payments of $250, collateralized by property and equipment and guaranteed by an irrevocable letter of credit from a bank; paid in full in May 2005	$—	$1,500
Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million that began November 15, 2001, plus interest at 6.87% paid quarterly, on February 15, May 15, August 15 and November 15, collateralized by accounts receivable, inventory and certain equipment	10,000	15,000
Series A Senior Notes, maturing on April 1, 2005, due in annual payments of $1.4 million that began April 1, 1999, plus interest at 6.63% paid quarterly, on January 1, April 1, July 1, and October 1, collateralized by accounts receivable, inventory and certain equipment; paid in full in April 2005	—	1,428
Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million that began April 1, 2002, plus interest at 6.91% paid quarterly, on January 1, April 1, July 1, and October 1, collateralized by accounts receivable, inventory and certain equipment	12,857	17,143
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that begin February 25, 2008, plus interest at 8.75% paid quarterly, on February 25, May 25, August 25, and November 25, collateralized by accounts receivable, inventory and certain equipment	15,000	15,000
Series B Term Notes, maturing on June 21, 2014, due in annual payments of $1.5 million that begin June 21, 2008, plus interest at 8.47% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	10,500	10,500
Series C Term Notes, maturing on October 26, 2014, due in annual payments of $1.4 million that begin October 26, 2008, plus interest at 7.36% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	10,000	10,000
Series D Term Notes, maturing on January 24, 2015, due in annual payments of $643 that begin January 24, 2009, plus interest at 7.32% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	4,500	—
Total long-term debt	$62,857	$70,571
Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$9,286	$10,964
Long-term debt, less current portion	53,571	59,607
	$62,857	$70,571

The Company is required to maintain certain financial ratios under its long-term debt agreements, including the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage test and a minimum asset coverage ratio. At December 31, 2005, the Company was in compliance with all covenants specified in its long-term debt agreements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

8.    LONG-TERM DEBT: (Continued)

Future principal payments are as follows:

2006	$9,286
2007	9,286
2008	9,357
2009	5,714
2010	5,714
Thereafter	23,500
$62,857

Interest expense was $7,383, net of amounts capitalized of $340 in 2005, $6,346 in 2004, and $5,210, net of amounts capitalized of $89 in 2003.

9.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum lease payments under these capital leases and the present value of the minimum lease payments as of December 31, 2005 are as follows:

2006	$78
2007	7
Total minimum lease payments	85
Less—Amount representing interest	3
Present value of minimum lease payments with interest rates of 6.7%	82
Current portion of capital lease	75
Capital lease obligation, less current portion	$7

Operating Leases

The Company has entered into various equipment leases with terms of six years or less. Total rental expense for 2005, 2004 and 2003 was $11,196, $14,478 and $14,145, respectively. Future minimum payments as of December 31, 2005 for operating leases with initial or remaining terms in excess of one year are:

2006	$10,046
2007	6,436
2008	1,798
2009	712
2010	333
$19,325

Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. In addition, certain manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if the Company does not purchase the leased equipment from the lessor at the end of the lease term, then the Company is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The maximum potential liability to the Company under such guarantees is $20.1 million at December 31, 2005 if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any payments will be required pursuant to these guarantees, and no amounts have been accrued at December 31, 2005.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

9.    LEASES: (Continued)

From time to time, the Company has completed sales-leaseback transactions of certain manufacturing equipment. The lengths of the leases are from thirty-six to eighty-four months. As a result of the sale-leasebacks, the Company recognized deferred gains that will be amortized over the basic lease term, limited by the maximum guaranteed residual amount.

10.	RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers fourteen investment options and does not include provisions to invest in or have the Company match in Company stock.

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

The Company also has two noncontributory defined benefit plans, a union and a salaried benefit plan. Both plans are frozen, and participants are fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to date the plans were frozen. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2005 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $773. As of December 31, 2004, the Company had recorded a net accrued pension liability of $730. Additionally, as of December 31, 2005 and 2004, the accumulated benefit obligation was $5,044 and $4,781, respectively, and the fair value of plan assets was $4,271 and $4,052, respectively.

Total expense for all retirement plans in 2005, 2004 and 2003 was $1,105, $951 and $894, respectively.

11.	STOCK-BASED COMPENSATION PLANS:

Stock Option Plans

The Company has one active stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, which provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one expired stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding and continue to vest. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. Although there were 734,336, 893,576 and 1,019,387 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2005, 2004 and 2003 respectively, the Company no longer has the ability to grant options to employees going forward, and will be granting a limited number of options to directors each year for services performed.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

11.    STOCK-BASED COMPENSATION PLANS: (Continued)

A summary of status of the Company’s stock options as of December 31, 2005, 2004 and 2003 and changes during the year ended on those dates is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share
Balance, December 31, 2002	996,970	$14.13
Options granted	15,000	10.31
Options exercised	(11,506)	3.04
Options canceled	(17,607)	16.33
Balance, December 31, 2003	982,857	14.17
Options granted	8,000	14.00
Options exercised	(125,811)	7.38
Options canceled	(5,581)	16.74
Balance, December 31, 2004	859,465	15.14
Options granted	8,000	22.07
Options exercised	(153,766)	11.14
Options canceled	(2,363)	21.72
Balance, December 31, 2005	711,336	$16.06

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31 – $13.56	162,520	4.46	13.33	162,520	13.33
$14.00 – $14.56	140,192	5.44	14.02	127,596	14.02
$14.75 – $17.13	142,538	3.03	14.85	142,538	14.85
$17.90 – $18.75	167,288	2.68	18.50	152,621	18.56
$18.88 – $22.88	98,798	2.56	21.10	98,798	21.10
	711,336	3.69	$16.06	684,073	$16.06

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2005, 2004 and 2003, respectively: 684,073 at $16.06, 777,638 at $15.14 and 817,446 at $14.04.

In accordance with SFAS 123, “Accounting for Stock Based Compensation”, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented in Note 1. The fair value of options granted in 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.01%	4.50%	3.06%
Expected dividend yield	0%	0%	0%
Expected volatility	45.74%	45.92%	47.52%
Expected lives (years)	6.44	7.83	6.79

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 was $11.77, $8.98 and $5.35, respectively.

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

Litigation

In November 1999, the Oregon Department of Environmental Quality (“ODEQ”) requested performance of a preliminary assessment of the Company’s plant located at 12005 N. Burgard in Portland, Oregon. The purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a Voluntary Letter Agreement with ODEQ in mid-August 2000, and began working on the assessment. On December 1, 2000, a six mile section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). EPA currently defines the site as the areal extent of contamination, and all suitable areas in proximity to the contamination necessary for the implementation of the response action, at, from and to the Portland Harbor Superfund Site Assessment Area from approximately River Mile (“RM”) 3.5 to RM 9.2, including uplands portions of the Site that contain sources of contamination to the sediments (the “Portland Harbor Site”). The Company’s plant is not located on the Willamette River; it lies in what may be the uplands portion of the Portland Harbor Site. EPA and ODEQ have agreed to share responsibility for investigation and cleanup of the Portland Harbor Site. ODEQ has the lead responsibility for conducting the upland work.

By a general notice letter dated December 8, 2000, EPA notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. In its letter, EPA inquired whether parties receiving the letter were interested in volunteering to enter negotiations to perform a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. No action was required by EPA of recipients of the general notice letter. In late December 2000, the Company responded to EPA’s inquiry stating that the Company was working with ODEQ to determine whether its plant had any impact on Willamette River sediments or was a current source of releases to the Willamette River. Therefore, until its work with ODEQ was completed, it would be premature for the Company to enter into any negotiations with EPA. In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. Also, there is no evidence to date that stormwater from the plant has adversely impacted Willamette River sediments. However, ODEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. On January 25, 2005, ODEQ and the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures. The Company completed the additional assessment work required by the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

13.    COMMITMENTS AND CONTINGENCIES: (Continued)

unacceptable risk to human or ecological receptors in the Willamette River, stormwater is appropriately managed under the Company’s NPDES permit and the risk assessment screening results justify a No Further Action determination for the facility. The ODEQ review of this report is ongoing. ODEQ is expected to make its recommendations by mid-2006.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $5.6 million. The stand-by letters of credit relate to workers’ compensation and general liability insurance.

14.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$3,991	$5,927	$(1,121)
State	825	(142)	(131)

Deferred:
Federal	2,195	876	2,750
State	(308)	786	696
	$6,703	$7,447	$2,194

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is explained as follows:

	Year Ended December 31,
	2005	2004	2003
Provision at statutory rate	$7,031	$6,938	$2,004
State provision, net of federal benefit	337	846	372
Other	(665)	(337)	(182)
	$6,703	$7,447	$2,194

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

14.    INCOME TAXES: (Continued)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2005	2004
Current deferred tax assets:
Inventories	$998	$1,537
Accrued employee benefits	826	1,143
Trade receivables, net	194	482
Net operating loss carryforwards	140	132
	2,158	3,294
Current deferred tax liabilities:
Prepaid expenses	(194)	(246)
Other	(421)	(429)
Current deferred tax assets, net	$1,543	$2,619
Noncurrent deferred tax assets:
Net operating loss carryforwards	$885	$1,006
Other	196	128
	1,081	1,134
Valuation allowance	(520)	(478)
	561	656
Noncurrent deferred tax liabilities:
Property and equipment	(24,347)	(23,708)
Noncurrent deferred tax liabilities, net	$(23,786)	$(23,052)
Net deferred tax liabilities	$(22,243)	$(20,433)

As of December 31, 2005, the Company had approximately $1.7 million of federal net operating loss carryforwards and $6.7 million of state net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel, which are limited in their use to approximately $348 per year during the 15 year carryforward period which expires in 2010. During the years ended December 31, 2005 and 2004, the Company recorded valuation allowances of $42 and $478, respectively, related to the state net operating loss carryforwards. As it was considered more likely than not the benefits would not be realized, the valuation allowance was recorded based upon current and anticipated future taxable income, state tax rates, and state apportionment.

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

The Company’s water transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high-pressure water transmission pipelines in the United States, Canada, and Mexico. Water Transmission manufacturing facilities are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia and Saginaw, Texas and products are sold primarily to public water agencies either directly or through an installation contractor.

The Company’s tubular products segment manufactures and markets smaller diameter, electric resistance welded steel pipe for use in a wide range of construction, agricultural, energy and industrial applications. Tubular Products manufacturing facilities are located in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States and Canada.

The Company’s fabricated products segment manufactures and markets propane tanks, as well as a wide range of other fabricated metal products. Propane tanks are used for home heating, agricultural and light industrial applications, and other fabricated metal products are produced for use in the automotive, energy and capital equipment industries. The Fabricated Products manufacturing facility is located in Monterrey, Mexico and products are sold through a network of direct sales force personnel and independent agents.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. As of December 31, 2005, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2005	2004	2003
Net sales:
Water transmission	$232,102	$177,765	$146,317
Tubular products	80,664	102,535	90,249
Fabricated products	16,240	11,610	8,421
Total	$329,006	$291,910	$244,987

Gross profit:
Water transmission	$46,759	$33,863	$32,173
Tubular products	5,636	14,998	963
Fabricated products	1,395	435	92
Total	$53,790	$49,296	$33,228

Interest expense, net:
Water transmission	$3,513	$3,547	$3,447
Tubular products	3,290	2,401	1,556
Fabricated products	580	398	207
Total	$7,383	$6,346	$5,210

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

15.    SEGMENT INFORMATION: (Continued)

	Year Ended December 31,
	2005	2004	2003
Depreciation and amortization of property and equipment:
Water transmission	$2,501	$2,380	$2,033
Tubular products	1,598	2,588	1,537
Fabricated products	268	259	229
Total	4,367	5,227	3,799
Corporate	1,084	976	895
Total	$5,451	$6,203	$4,694

Capital expenditures:
Water transmission	$13,289	$6,977	$2,983
Tubular products	3,758	4,733	7,811
Fabricated products	221	80	148
Total	17,268	11,790	10,942
Corporate	1,234	205	173
Total	$18,502	$11,995	$11,115

Net sales by geographic area:
United States	$313,765	$275,445	$234,603
Other	15,241	16,465	10,384
Total	$329,006	$291,910	$244,987

	Year Ended December 31,
	2005	2004
Goodwill:
Water transmission	$—	$—
Tubular products	21,451	21,451
Fabricated products	—	—
Total	$21,451	$21,451

Total Assets:
Water transmission	$213,252	$192,222
Tubular products	96,052	120,808
Fabricated products	11,924	6,790
Total	321,228	319,820
Corporate	17,257	15,583
Total	$338,485	$335,403

No one customer represented more than 10% of total sales in 2005, 2004 or 2003.

16.	RELATED PARTY TRANSACTIONS:

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than ten percent of the Company’s outstanding stock. During the year ended December 31, 2005, the Company has made the following payments to affiliates of

NORTHWEST PIPE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands, except share and per share amounts)

16.    RELATED PARTY TRANSACTIONS: (Continued)

Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $3.3 million, $3.5 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Balances due to Wells Fargo and its affiliates were $0 and $30.9 million at December 31, 2005 and 2004, respectively.

17.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2005 and 2004 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales:
Water transmission	$56,033	$59,963	$61,747	$54,359
Tubular products	19,565	22,882	20,486	17,732
Fabricated products	3,160	3,581	4,521	4,977
Total net sales	$78,758	$86,426	$86,754	$77,068

Gross profit:
Water transmission	$10,327	$12,465	$12,709	$11,258
Tubular products	1,757	1,127	1,076	1,676
Fabricated products	113	133	454	695
Total gross profit	$12,197	$13,725	$14,239	$13,629

Net income	$2,591	$3,428	$3,976	$3,391

Earnings per share:
Basic	$0.39	$0.51	$0.58	$0.50
Diluted	$0.37	$0.49	$0.56	$0.48

2004
Net sales:
Water transmission	$36,297	$37,615	$46,242	$57,611
Tubular products	27,965	29,194	26,073	19,303
Fabricated products	2,460	2,826	2,949	3,375
Total net sales	$66,722	$69,635	$75,264	$80,289

Gross profit:
Water transmission	$6,642	$7,227	$8,920	$11,074
Tubular products	1,703	4,477	5,027	3,791
Fabricated products	83	168	125	59
Total gross profit	$8,428	$11,872	$14,072	$14,924

Net income	$1,147	$3,046	$3,938	$4,246

Earnings per share:
Basic	$0.17	$0.46	$0.59	$0.64
Diluted	$0.17	$0.45	$0.58	$0.62

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,221	$599	($1,320)	$500
Valuation allowance for deferred tax assets	478	42	—	520
Year ended December 31, 2004:
Allowance for doubtful accounts	$831	$1,274	($884)	$1,221
Valuation allowance for deferred tax assets	—	478	—	478
Year ended December 31, 2003:
Allowance for doubtful accounts	$1,100	$1,040	($1,309)	$831

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2006.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM Brian W. Dunham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 10th day of March 2006.

Signature	Title
/s/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board

/s/ BRIAN W. DUNHAM Brian W. Dunham	Director, President and Chief Executive Officer

/s/ JOHN D. MURAKAMI John D. Murakami	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/s/ NEIL R. THORNTON Neil R. Thornton	Director

/s/ RICHARD A. ROMAN Richard A. Roman	Director

Officers

Brian W. Dunham
President and
Chief Executive Officer
1990*

Charles L. Koenig
Senior Vice President
Water Transmission
1992*

Terrence R. Mitchell
Senior Vice President
Tubular Products
1985*

Gary A. Stokes
Senior Vice President
Sales and Marketing
1987*

Robert L. Mahoney
Vice President
Corporate Development
1992*

John D. Murakami
Vice President
Chief Financial Officer
1995*

*	Year joined company.

Board of Directors

William R. Tagmyer
Chairman of the Board
Northwest Pipe Company
Portland, Oregon
1986*

Brian W. Dunham
President and Chief Executive Officer
Northwest Pipe Company
Portland, Oregon
1995*

Wayne B. Kingsley
Chairman of the Board
American Waterways, Inc.
Portland, Oregon
1987*

Richard A. Roman
President
Columbia Ventures Corporation
Vancouver, Washington
2003*

Neil R. Thornton
Former President and Chief Executive Officer
American Steel, L.L.C.
Portland, Oregon
1995*

*	Year joined board.