Form 10-Q
period 2006-03-31
NORTHWEST PIPE CO
filed 2006-05-09
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

Common Stock, par value $.01 per share	6,843,739
(Class)	(Shares outstanding at May 2, 2006)

NORTHWEST PIPE COMPANY
FORM 10-Q
INDEX

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$131	$133
Trade and other receivables, less allowance for doubtful accounts of $462 and $500	62,568	64,538
Costs and estimated earnings in excess of billings on uncompleted contracts	71,213	73,161
Inventories	54,367	51,070
Refundable income taxes	344	1,518
Deferred income taxes	2,365	1,543
Prepaid expenses and other	3,268	1,474
Assets held for sale	2,900	2,900
Total current assets	197,156	196,337
Property and equipment less accumulated depreciation and amortization of $38,736 and $37,912	121,421	117,369
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Prepaid expenses and other	3,000	3,328
Total assets	$343,028	$338,485

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,286	$9,286
Current portion of capital lease obligations	35	75
Accounts payable	38,215	28,914
Accrued liabilities	8,248	7,634
Total current liabilities	55,784	45,909
Note payable to financial institution	32,351	41,353
Long-term debt, less current portion	53,571	53,571
Capital lease obligations, less current portion	3	7
Deferred income taxes	25,012	23,786
Deferred gain on sale of fixed assets	11,494	11,849
Pension and other benefits	2,584	2,545
Total liabilities	180,799	179,020
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 6,843,739 and 6,839,962 shares issued and outstanding	68	68
Additional paid-in-capital	43,099	42,973
Retained earnings	121,136	118,498
Accumulated other comprehensive loss:
Minimum pension liability	(2,074)	(2,074)
Total stockholders’ equity	162,229	159,465
Total liabilities and stockholders’ equity	$343,028	$338,485

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net sales	$78,818	$78,758
Cost of sales	66,354	66,561
Gross profit	12,464	12,197

Selling, general and administrative expense	6,416	6,103
Operating income	6,048	6,094

Interest expense, net	1,758	1,881
Income before income taxes	4,290	4,213

Provision for income taxes	1,652	1,622
Net income	$2,638	$2,591

Basic earnings per share	$0.39	$0.39
Diluted earnings per share	$0.37	$0.37

Shares used in per share calculations:
Basic	6,841	6,700
Diluted	7,125	7,014

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2,638	$2,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	878	1,626
Amortization of debt issuance costs	74	42
Stock based compensation expense	73	—
Deferred income taxes	404	364
Loss on disposal of equipment	9	—
Deferred gain on sale-leaseback of equipment	(355)	(356)
Changes in current assets and liabilities:
Trade and other receivables, net	1,970	2,636
Costs and estimated earnings in excess of billings on uncompleted contracts	1,948	(6,349)
Inventories	(3,297)	3,445
Refundable income taxes	1,174	—
Prepaid expenses and other	(1,540)	1,369
Accounts payable	9,301	(7,881)
Accrued and other liabilities	653	(65)
Net cash provided by (used in) operating activities	13,930	(2,578)

Cash Flows From Investing Activities:
Additions to property and equipment	(4,939)	(3,720)
Net cash used in investing activities	(4,939)	(3,720)

Cash Flows From Financing Activities:
Proceeds from a sale-leaseback	—	9,500
Proceeds from sale of common stock	50	470
Net payments under notes payable from financial institutions	(9,002)	(7,916)
Borrowings from long-term debt	—	4,500
Payment of debt issuance costs	—	(10)
Net payments on capital lease obligations	(44)	(296)
Tax benefit of stock options exercised	3	—
Net cash provided by (used in) financing activities	(8,993)	6,248

Net decrease in cash and cash equivalents	(2)	(50)
Cash and cash equivalents, beginning of period	133	89
Cash and cash equivalents, end of period	$131	$39

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared in conformity with generally accepted accounting principles in the United States of America. The financial information as of December 31, 2005 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006 or any portion thereof.

2.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 284,076 and 314,277 for the three months ended March 31, 2006 and 2005, respectively, were used in the calculations of diluted earnings per share. For the three months ended March 31, 2006 and 2005, the calculation of diluted earnings per share included all common equivalent shares.

3.	Inventories

Inventories are stated at the lower of cost or market. Finished goods, Tubular Products and Fabricated Products raw materials, and Materials and supplies are stated at standard cost, which approximates the first-in, first-out method of accounting. Water Transmission steel inventory is valued on a specific identification basis, and coating and lining materials are stated on a moving average cost basis. Inventories consist of the following:

	March 31, 2006	December 31, 2005
Finished goods	$26,520	$24,682
Raw materials	25,469	24,145
Materials and supplies	2,378	2,243
	$54,367	$51,070

4.	Asset Held for Sale

The Company has an agreement to sell its manufacturing facility in Riverside, California and has included the related property, plant and equipment as an asset held for sale in current assets.

5.	Property and Equipment

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, will be applied prospectively. The impact of the change in the current period was a decrease in depreciation expense of $482 during the three months ended March 31, 2006, or $0.04 per diluted share.

6.	Segment Information

The Company’s operations are organized in to three business segments, which are based on the nature of the products sold. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended March 31,
	2006	2005
Net sales:
Water Transmission	$55,947	$56,033
Tubular Products	18,900	19,565
Fabricated Products	3,971	3,160
Total	$78,818	$78,758

Gross profit:
Water Transmission	$10,173	$10,327
Tubular Products	1,908	1,757
Fabricated Products	383	113
Total	$12,464	$12,197

7.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, ” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company adopted the provisions of SFAS 151 effective January 1, 2006. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position and results of operations.

8.	Contingencies

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

9.	Share-based Compensation

The Company has one active stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, which provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one expired stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding and continue to vest. There were 722,559 shares of common stock reserved for issuance under the Company’s stock compensation plans at March 31, 2006, against which 707,559 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed.

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. No share-based employee compensation cost was recognized in the Company’s financial statements for the period ended March 31, 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation.

Three months ended March 31, 2005
Net income, as reported	$2,591
Deduct: total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)
Pro forma net income	$2,527

Earnings per share:
Basic — as reported	$0.39
Basic — pro forma	$0.38
Diluted — as reported	$0.37
Diluted — pro forma	$0.36

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using a modified version of prospective application. Under this transition method, compensation cost is recognized after the effective date as the requisite service is rendered for (i) the portion of outstanding options for which the requisite service had not yet been rendered at December 31, 2005, based on the grant-date fair value of those options calculated under Statement 123 for pro forma disclosures and (ii) all share-based payments granted subsequent to the effective date, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Under the modified version of prospective application, prior period financial statements have not been restated.

For the three month period ended March 31, 2006, total share-based compensation expense of $73 was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $45. These amounts all relate to options previously granted under the Company’s Amended 1995 Stock Incentive Plan. As of March 31, 2006, $139 of unrecognized compensation expense related to nonvested options is expected to be recognized over a weighted average period of 12 months.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” The SFAS 123(R) requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included $3 for the quarter ended March 31, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

A summary of status of the Company’s stock options as of March 31, 2006 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, January 1, 2006	711,336	$16.06
Options granted	—	—
Options exercised	(3,777)	13.30
Options canceled	—	—
Balance, March 31, 2006	707,559	$16.08	3.45	$10,099
Exercisable, March 31, 2006	690,434	$16.06	3.39	$9,866

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the three months ended March 31, 2006 was $52.

10.	Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is the Company’s largest shareholder. During the three months ended March 31, 2006, the Company made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three months ended March 31, 2005, the Company also made the following payments to affiliates of Wells Fargo: (i) payments of interest and fees pursuant to letters of credit originated by such affiliates, (ii) payments of principal and interest on an industrial development revenue bond, and (iii) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $138 and $830 for the three months ended March 31, 2006 and 2005, respectively. Balances due to Wells Fargo and its affiliates were $0 at March 31, 2006 and December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We have Water Transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; and Saginaw, Texas. We have Tubular Products manufacturing facilities in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Our Fabricated Products manufacturing facility is in Monterrey, Mexico.

We believe that the Tubular Products business and the Fabricated Products business, in conjunction with the Water Transmission business, provide a significant degree of market diversification, because the principal factors affecting demand for water transmission products are different from those affecting demand for tubular products or fabricated products. Demand for water transmission products is generally based on population growth and movement, changing water sources and replacement of aging infrastructure. Demand can vary dramatically within our market area since each population center determines its own waterworks requirements. Demand for tubular products is influenced by construction activity and general economic conditions. Demand for fabricated products is influenced by weather patterns, residential heating needs, construction activity, and general economic conditions.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, will be applied prospectively.

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

	Three months ended March 31,
	2006	2005
Net sales
Water Transmission	71.0%	71.1%
Tubular Products	24.0	24.9
Fabricated Products	5.0	4.0
Total net sales	100.0	100.0
Cost of sales	84.2	84.5
Gross profit	15.8	15.5
Selling, general and administrative expense	8.1	7.8
Operating income	7.7	7.7
Interest expense, net	2.3	2.4
Income before income taxes	5.4	5.3
Provision for income taxes	2.1	2.0
Net income	3.3%	3.3%

Gross profit as a percentage of segment net sales:
Water Transmission	18.2%	18.4%
Tubular Products	10.1	9.0
Fabricated Products	9.7	3.6

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales. Net sales were $78.8 million for the first quarter of 2005 and 2006.

Water Transmission sales decreased 0.2% to $55.9 million in the first quarter of 2006 from $56.0 million in the first quarter of 2005. Net sales for the three months ended March 31, 2006, decreased slightly over the same period last year as a result an unfavorable production mix and short-term production issues. Sales were expected to be similar to last year, as we entered the first quarter of 2006 with a backlog of $125.6 million as compared to the backlog of $128.9 million at the beginning of 2005. Bidding activity was lower than originally expected in the fourth quarter of 2005 and the first quarter of 2006; however, we are tracking a significant increase in the amount of projects scheduled to bid in the second and third quarters of 2006 and expect the total 2006 market to be slightly stronger than 2005.

Tubular Products sales decreased by 3.4% to $18.9 million in the first quarter of 2006 from $19.6 million in the first quarter of 2005. The decrease in net sales in the first quarter of 2006 over the same period last year was expected as we continue to refine our product offerings. We expect sales to be stronger in the second and third quarters and to decrease slightly in the fourth quarter as a result of normal seasonality.

Fabricated Products sales increased by 25.7% to $4.0 million in the first quarter of 2006 from $3.2 million in the first quarter of 2005. The increase in net sales over the same period last year was a result of the continued stronger market for our propane tank products that began in the second quarter of 2005. We expect this to continue through the end of 2006. Sales of our newly developed products in this segment are below our expectations; however, we have a number of submitted prototypes awaiting approval and purchase orders. We believe that we will see improved sales of new products in the coming quarters.

No single customer accounted for 10% or more of net sales in the first quarter of 2006 or 2005.

Gross Profit. Gross profit increased 2.2% to $12.5 million (15.8% of total net sales) in the first quarter of 2006 from $12.2 million (15.5% of total net sales) in the first quarter of 2005.

Water Transmission gross profit decreased 1.5% to $10.2 million (18.2% of segment net sales) in the first quarter of 2006 from $10.3 million (18.4% of segment net sales) in the first quarter of 2005. Water Transmission gross profit decreased for the three months ended March 31, 2006 over the same period last year primarily as a result of production problems associated with certain pipe coatings. We expect margins to improve as we work through the short-term coating production problems.

Gross profit from Tubular Products increased to $1.9 million (10.1% of segment net sales) in the first quarter of 2006 from $1.8 million (9.0% of segment net sales) in the first quarter of 2005. Tubular Products gross profit increased for the three months ended March 31, 2006 over the same period last year primarily as a result of the focus in 2005 to shift production and sales to more profitable product lines. We expect margins to continue to improve slowly as we complete the transition in the next few quarters.

Gross profit from Fabricated Products increased to $383,000 (9.7% of segment net sales) in the first quarter of 2006 from $113,000 (3.6% of segment net sales) in the first quarter of 2005. Fabricated Products gross profit increased for the three months ended March 31, 2006 over the same period last year as a result of the improved market conditions that began in the second quarter of 2005. This general market improvement resulted in higher demand and prices for our propane tank products. Sales of our newly developed fabricated products should increase in the coming quarters as prototypes are approved, which will also help improve segment gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.4 million (8.1% of total net sales) in the first quarter of 2006 from $6.1 million (7.8% of total net sales) in the first quarter of 2005. The increase in the first quarter of 2006 from the same period last year was primarily attributable to higher salaries and fringe benefits, additional advertising and lease expense.

Interest Expense, net. Interest expense, net decreased to $1.8 million in the first quarter of 2006 from $1.9 million in the first quarter of 2005. The decrease in the three months ended March 31, 2006 over the same period last year resulted from lower average borrowings.

Income Taxes. The provision for income taxes was $1.7 million in the first three months of 2006, based on an expected tax rate of approximately 38.5%, compared to $1.6 in the first three months of 2005, based on an expected tax rate of approximately 38.5%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At March 31, 2006, we had cash and cash equivalents of $131,000.

Net cash provided by operating activities in the first three months of 2006 was $13.9 million. This was primarily the result of our net income of $2.6 million, non-cash adjustments for depreciation and amortization of property and equipment of $0.9 million, an increase in accounts payable of $9.3 million and a decrease in trade receivables, net, costs and estimated earnings in excess of billings and refundable income taxes of $2.0, $1.9 and $1.2 million respectively, offset in part by a increase in inventories of $3.3 million. The increase in accounts payable resulted from the increase in steel inventory since the end of 2005. The change in costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in the first three months of 2006 was $4.9 million, which resulted from additions of property and equipment. Capital expenditures are expected to be between $10.0 and $12.0 million in 2006.

Net cash used in financing activities in the first three months of 2006 was $9.0 million, which resulted from the net payments under the notes payable to financial institutions of $9.0 million.

We had the following significant components of debt at March 31, 2006: a $65.0 million credit agreement, under which $32.4 million was outstanding; $12.9 million of Series B Senior Notes; $10.0 million of Senior Notes; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes, and $4.5 million of Series D Term Notes.

The credit agreement expires on May 20, 2010. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution’s prime rate, minus 0.5% to 0.0%. We had $35.0 million outstanding under the line of credit bearing interest at a weighted average rate of 6.16%, partially offset by $2.6 million in cash receipts that had not been applied to the loan balance. At March 31, 2006 we had an additional net borrowing capacity under the line of credit of $32.6 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Series B Senior Notes in the principal amount of $12.9 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $10.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.75% at March 31, 2006), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 6.7%.

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

Certain of our operating lease agreements include renewals and/or purchase options set to expire at various dates. If we choose to elect the purchase options on leases scheduled to expire during 2006, we will be required to make payments of $14.4 million. In addition, certain of our operating lease agreements, primarily manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The maximum potential liability to us under such guarantees is $20.1 million at March 31, 2006 if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any payments will be required pursuant to these guarantees, and no amounts have been accrued at March 31, 2006.

We also have entered into stand-by letters of credit that total approximately $5.5 million as of March 31, 2006. The stand-by letters of credit relate to workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

The credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2006, we were not in violation of any of the covenants in our debt agreements.

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

Related Party Transactions

We have ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is our largest shareholder. During the three months ended March 31, 2006, we made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three months ended March 31, 2005, we also made the following payments to affiliates of Wells Fargo: (i) payments of interest and fees pursuant to letters of credit originated by such affiliates, (ii) payments of principal and interest on an industrial development revenue bond, and (iii) payments of principal, interest and related fees in connection with loan agreements between the us and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $138,000 and $830,000 for the three months ended March 31, 2006 and 2005, respectively. Balances due to Wells Fargo and its affiliates were $0 at March 31, 2006 and December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We have five Foreign Exchange Agreements (“Agreements”) at March 31, 2006, which were for an original amount of $7.5 million. The Agreements guarantee that the exchange rate does not go below the rate used in the contract bid amount. As of March 31, 2006, $1.6 million was still open and the Agreements are expected to be completed by July 2006. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($32.4 million outstanding as of March 31, 2006). We believe our current risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4.	Controls and Procedures

As of March 31, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended March 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.	Exhibits

(a)	The exhibits filed as part of this Report are listed below:

Exhibit Number	Description
18.1	Preferability letter, dated May 4, 2006 from PricewaterhouseCoopers LLP
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006

NORTHWEST PIPE COMPANY

By:  /s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:  /s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)