Form 10-Q
period 2006-06-30
NORTHWEST PIPE CO
filed 2006-08-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

____________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

OREGON	93-0557988
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

200 S.W. Market Street

Suite 1800

Portland, Oregon 97201

(Address of principal executive offices and zip code)

503-946-1200

(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:           Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common Stock, par value $.01 per share	6,862,989
(Class)	(Shares outstanding at July 27, 2006)

NORTHWEST PIPE COMPANY

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets – June 30, 2006 and December 31, 2005	2

Consolidated Statements of Income – Three and Six Months Ended June 30, 2006 and 2005	3

Consolidated Statements of Cash Flows –Six Months Ended June 30, 2006 and 2005	4

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1A.	Risk Factors	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	16

Signatures	17

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$75	$133
Trade and other receivables, less allowance for doubtful accounts
of $290 and $500	62,958	64,538
Costs and estimated earnings in excess of billings on
uncompleted contracts	62,593	73,161
Inventories	62,704	51,070
Refundable income taxes	–	1,518
Deferred income taxes	2,278	1,543
Prepaid expenses and other	1,147	1,474
Assets held for sale	–	2,900
Total current assets	191,755	196,337
Property and equipment less accumulated depreciation and
amortization of $39,438 and $37,912	129,393	117,369
Goodwill, less accumulated amortization of $2,266	21,451	21,451
Prepaid expenses and other	4,115	3,328
Total assets	$346,714	$338,485
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,286	$9,286
Current portion of capital lease obligations	27	75
Accounts payable	36,220	28,914
Accrued liabilities	8,962	7,634
Total current liabilities	54,495	45,909
Note payable to financial institution	35,464	41,353
Long-term debt, less current portion	49,286	53,571
Capital lease obligations, less current portion	1	7
Deferred income taxes	25,302	23,786
Deferred gain on sale of fixed assets	9,361	11,849
Pension and other benefits	2,740	2,545
Total liabilities	176,649	179,020

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	–	–
Common stock, $.01 par value, 15,000,000 shares authorized,
6,862,989 and 6,839,962 shares issued and outstanding	69	68
Additional paid-in-capital	43,611	42,973
Retained earnings	128,459	118,498
Accumulated other comprehensive loss:
Minimum pension liability	(2,074)	(2,074)
Total stockholders’ equity	$170,065	$159,465
Total liabilities and stockholders’ equity	$346,714	$338,485

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$77,856	$86,426	$156,674	$165,184
Cost of sales	65,052	72,701	131,406	139,262
Gross profit	12,804	13,725	25,268	25,922

Selling, general and administrative expense	6,894	6,430	13,310	12,533
Gain on sale of assets	(7,674)	–	(7,674)	–
Operating income	13,584	7,295	19,632	13,389

Interest expense, net	1,729	1,721	3,487	3,602
Income before income taxes	11,855	5,574	16,145	9,787

Provision for income taxes	4,532	2,146	6,184	3,768
Net income	$7,323	$3,428	$9,961	$6,019

Basic earnings per share	$1.07	$0.51	$1.45	$0.89
Diluted earnings per share	$1.03	$0.49	$1.40	$0.86

Shares used in per share
calculations:
Basic	6,854	6,762	6,848	6,731
Diluted	7,131	7,010	7,128	7,012

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$9,961	$6,019
Adjustments to reconcile net income to net cash
provide by (used in) operating activities:
Depreciation and amortization of property and equipment	1,846	2,683
Amortization of debt issuance costs	148	86
Deferred income taxes	781	505
Deferred gain on sale-leaseback of equipment	(711)	(710)
(Gain) loss on disposal of property and equipment	(7,630)	39
Stock based compensation expense	200	–
Tax benefit of stock options exercised	(95)	276
Changes in current assets and liabilities:
Trade and other receivables, net	1,580	(6,153)
Costs and estimated earnings in excess of billings on
uncompleted contracts	10,568	(11,931)
Inventories	(11,634)	9,566
Refundable income taxes	1,518	–
Prepaid expenses and other	(608)	1,242
Accounts payable	7,306	(14,335)
Accrued and other liabilities	1,618	(683)
Net cash provided by (used in) operating activities	14,848	(13,396)

Cash Flows From Investing Activities:
Additions to property and equipment	(15,513)	(11,016)
Proceeds from sale of property and equipment	10,396	–
Net cash used in investing activities	(5,117)	(11,016)

Cash Flows From Financing Activities:
Proceeds from a sale-leaseback	–	9,500
Proceeds from sale of common stock	344	1,370
Net (payments) borrowings under notes payable from
financial institutions	(5,889)	17,194
Borrowings from long-term debt	–	4,500
Payments on long-term debt	(4,285)	(7,214)
Payment of debt issuance costs	–	(131)
Payments on capital lease obligations	(54)	(736)
Tax benefit of stock options exercised	95	–
Net cash (used in) provided by financing activities	(9,789)	24,483

Net (decrease) increase in cash and cash equivalents	(58)	71
Cash and cash equivalents, beginning of period	133	89
Cash and cash equivalents, end of period	$75	$160

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared in conformity with generally accepted accounting principles in the United States of America. The financial information as of December 31, 2005 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006 or any portion thereof.

2.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 277,010 and 247,621 for the three months ended June 30, 2006 and 2005, respectively, and incremental shares of 280,342 and 280,644 for the six months ended June 30, 2006 and 2005, respectively, were used in the calculations of diluted earnings per share. For the three and six months ended June 30, 2006, options to purchase 3,495 and 1,757 shares, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during these periods and thus the options would be antidilutive. For the three and six months ended June 30, 2005, the calculation of diluted earnings per share included all common equivalent shares.

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

	June 30,	December 31,
	2006	2005
Finished goods	$29,319	$24,682
Raw materials	30,906	24,145
Materials and supplies	2,479	2,243
	$62,704	$51,070

4.	Asset Held for Sale

On May 31, 2006, the Company completed the sale of its manufacturing facility in Riverside, California, included in Assets Held for Sale at December 31, 2005. A gain of $7.7 million was recorded.

5.	Property and Equipment

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively. The impact of the change in the current period was a decrease in depreciation expense of $965 during the six months ended June 30, 2006, or $0.08 per diluted share.

6.	Segment Information

The Company’s operations are organized in three business segments, which are based on the nature of the products sold. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales:
Water Transmission	$51,343	$59,963	$107,290	$115,996
Tubular Products	22,593	22,882	41,493	42,447
Fabricated Products	3,920	3,581	7,891	6,741
Total	$77,856	$86,426	$156,674	$165,184

Gross profit:
Water Transmission	$9,816	$12,465	$19,989	$22,792
Tubular Products	2,654	1,127	4,562	2,884
Fabricated Products	334	133	717	246
Total	$12,804	$13,725	$25,268	$25,922

7.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing, ” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. Accordingly, the Company adopted the provisions of SFAS 151 effective January 1, 2006. The adoption of SFAS 151 did not have a significant impact on the Company’s financial position or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial position or results of operations.

8.	Contingencies

In November 1999, the Oregon Department of Environmental Quality (“ODEQ”) requested performance of a preliminary assessment of the Company’s plant located at 12005 N. Burgard in Portland, Oregon. The purpose of the assessment is to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a Voluntary Letter Agreement with ODEQ in mid-August 2000, and began working on the assessment. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). EPA has not fully defined the stretch of the river that will make up the site. However, the full and final site will include “all suitable areas in proximity to the contamination necessary for the implementation of the response action” including upland portions of the Site that contain sources of contamination to the sediments in the river. The Company’s plant is not located on the Willamette River; it lies in what may be the uplands portion of the Portland Harbor Site. EPA and ODEQ have agreed to share responsibility for leading the investigation and cleanup of the Portland Harbor Site. ODEQ has the lead responsibility for conducting the upland work. The actual work in both the river and uplands is being performed by various owners or operators of land and facilities within the Site.

EPA and ODEQ have notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ have urged the Company and other parties receiving the letters to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. That RI/FS is currently being conducted by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company and other parties are currently in negotiation with EPA, ODEQ and the LWG regarding what role, if any, the Company will play in ongoing RI/FS work. Therefore, the extent of the Company’s participation in this work is not known, and no adjustments to the Company’s financial statements have been recorded for this matter.

In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. On January 25, 2005, ODEQ and the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures. The Company completed the additional assessment work required by the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River, stormwater is appropriately managed under the Company’s NPDES permit and the risk assessment screening results justify a No Further Action determination for the facility. The ODEQ review of this report is ongoing. ODEQ is expected to make its recommendations by late-2006.

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

The Company has one active stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, which provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one inactive stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding and continue to vest. There were 703,309 shares of common stock reserved for issuance under the Company’s stock compensation plans at June 30, 2006, against which 694,309 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

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

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. No share-based employee compensation cost was recognized in the Company’s financial statements for the period ended June 30, 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$3,428	$6,019
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(110)	(175)
Pro forma net income	$3,318	$5,844

Earnings per share:
Basic - as reported	$0.51	$0.89
Basic - pro forma	$0.49	$0.87
Diluted - as reported	$0.49	$0.86
Diluted - pro forma	$0.47	$0.83

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

For the three and six month periods ended June 30, 2006, total share-based compensation expense of $126 and $200, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $78 and $123, respectively. As of June 30,

2006, $89 of unrecognized compensation expense related to nonvested options is expected to be recognized over a weighted average period of 11 months.

The fair value of each option granted under the Company’s stock option plans is estimated as of the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

	Six months ended June 30,
	2006	2005
Risk-free interest rate	5.02%	4.01%
Expected dividend yield	0%	0%
Expected volatility	42.29%	45.74%
Expected lives (years)	5.28	6.44

The weighted average grant date fair value of options granted during 2006 and 2005 was $12.88 and $11.77, respectively.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” The SFAS 123(R) requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included $95 for the six months ended June 30, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

A summary of status of the Company’s stock options as of June 30, 2006 and changes during the six months then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Options	Exercise Price	Remaining	Intrinsic
	Outstanding	Per Share	Contractual Life	Value

Balance, January 1, 2006	711,336	$16.06
Options granted	6,000	28.31
Options exercised	(23,027)	14.93
Options canceled	–	–
Balance, June 30, 2006	694,309	$16.21	3.26	$6,332

Exercisable, June 30, 2006	684,814	$16.18	3.22	$6,262

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the six months ended June 30, 2006 was $299.

10.	Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company ("Wells Fargo"). Wells Fargo, together with certain of its affiliates, is the Company’s largest shareholder. During the three and six months ended June 30, 2006, the Company made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three and six months ended June 30, 2005, the Company also made the following payments to affiliates of Wells Fargo:

(i) payments of interest and fees pursuant to letters of credit originated by such affiliates, (ii) payments of principal and interest on an industrial development revenue bond, and (iii) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $87 and $225, respectively, for the three and six months ended June 30, 2006, and $2.3 million and $3.1 million, respectively, for the three and six months ended June 30, 2005. Balances due to Wells Fargo and its affiliates were $0 at June 30, 2006 and December 31, 2005.

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

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales
Water Transmission	66.0%	69.4%	68.5%	70.2%
Tubular Products	29.0	26.5	26.5	25.7
Fabricated Products	5.0	4.1	5.0	4.1
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	83.6	84.1	83.9	84.3
Gross profit	16.4	15.9	16.1	15.7
Selling, general and
administrative expense	8.9	7.5	8.5	7.6
Gain on sale of assets	(9.9)	–	(4.9)	–
Operating income	17.4	8.4	12.5	8.1
Interest expense, net	2.2	2.0	2.2	2.2
Income before income taxes	15.2	6.4	10.3	5.9
Provision for income taxes	5.8	2.4	3.9	2.3
Net income	9.4%	4.0%	6.4%	3.6%

Gross profit as a percentage of segment net sales:
Water Transmission	19.1%	20.8%	18.6%	19.6%
Tubular Products	11.7	4.9	11.0	6.8
Fabricated Products	8.5	3.7	9.1	3.6

Three Months and Six Months Ended June 30, 2006 Compared to Three Months and Six Months Ended June 30, 2005

Net Sales. Net sales decreased 9.9% to $77.9 million in the second quarter of 2006, from $86.4 million in the second quarter of 2005, and decreased 5.2% to $156.7 million in the first six months of 2006, from $165.2 million in the first six months of 2005.

Water Transmission sales decreased 14.4% to $51.3 million in the second quarter of 2006 from $60.0 million in the second quarter of 2005, and decreased 7.5% to $107.3 million in the first six months of 2006 from $116.0 million in the first six months of 2005. Net sales for the three months and the six months ended June 30, 2006, decreased over the same periods last year primarily as a result of lower production at our Adelanto facility, which continued to be impacted by the consolidation with the former Riverside facility, and timing delays at our other facilities. Strong market activity, particularly in the second quarter, resulted in a record breaking backlog at June 30, 2006 of $163.3 million, as compared to the backlog of $125.6 million at the beginning of 2006 and $150.0 at June 30, 2005. We expect continued strong bidding and booking activity in the second half of the year. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased by 1.3% to $22.6 million in the second quarter of 2006 from $22.9 million in the second quarter of 2005 and decreased 2.2% to $41.5 million in the first six months of 2006 from $42.4 million in the first six months of 2005. The decrease in net sales in the second quarter and the first six months of 2006 over the same periods last year was expected as we continue to refine our product offerings. Sales are expected to improve slightly in the third quarter of 2006, due to an expected increase in demand, but decrease in the fourth quarter of 2006 as a result of normal seasonal slowing of some of our product lines.

Fabricated Products sales increased by 9.4% to $3.9 million in the second quarter of 2006 from $3.6 million in the second quarter of 2005 and increased 17.0% to $7.9 million in the first six months of 2006 from $6.7 million in the first six months of 2005. The increase in net sales over the same periods last year was a result of the continued stronger market for our propane tank products that began in the second quarter of 2005. We expect this to continue through the end of 2006. Sales of our other fabricated products in this segment are below our expectations; however, we have a number of submitted prototypes awaiting approval and purchase orders. We believe that we will see improved sales of new products in the coming quarters.

No single customer accounted for 10% or more of net sales in the second quarter or first six months of 2006 or 2005.

Gross Profit. Gross profit decreased 6.7% to $12.8 million (16.4% of total net sales) in the second quarter of 2006 from $13.7 million (15.9% of total net sales) in the second quarter of 2005 and decreased 2.5% to $25.3 million (16.1% of total net sales) in the first six months of 2006 from $25.9 million (15.7% of total net sales) in the first six months of 2005.

Water Transmission gross profit decreased 21.3% to $9.8 million (19.1% of segment net sales) in the second quarter of 2006 from $12.5 million (20.8% of segment net sales) in the second quarter of 2005 and decreased 12.3% to $20.0 million (18.6% of segment net sales) in the first six months of 2006 from $22.8 million (19.6% of segment net sales) in the first six months of 2005. Water Transmission gross profit decreased for the three and six months ended June 30, 2006 over the same periods last year primarily due to lower production, production inefficiencies that resulted from the consolidation of the Adelanto and Riverside facilities, and the mix of products produced.

Gross profit from Tubular Products increased to $2.7 million (11.7% of segment net sales) in the second quarter of 2006 from $1.1 million (4.9% of segment net sales) in the second quarter of 2005 and increased to $4.6 million (11.0% of segment net sales) in the first six months of 2006 from $2.9 million (6.8% of segment net sales) in the first six months of 2005. Tubular Products gross profit increased for the three and six months ended June 30, 2006 over the same periods last year primarily as a result of the focus to shift production and sales to more profitable product lines. We expect gross profit as a percent of segment sales to improve modestly in the next quarter, before leveling off in the last quarter of 2006.

Gross profit from Fabricated Products increased to $334,000 (8.5% of segment net sales) in the second quarter of 2006 from $133,000 (3.7% of segment net sales) in the second quarter of 2005 and increased to $717,000 (9.1% of segment net sales) in the first six months of 2006 from $246,000 (3.6% of segment net sales) in the first six months of 2005. Fabricated Products gross profit increased for the three and six months ended June 30, 2006 over the same periods last year as a result of the improved propane tank market conditions that began late in the second quarter of 2005. This general market improvement resulted in higher demand and prices for our propane tank products. Sales of our other fabricated products should increase in the coming quarters as prototypes are approved, which will also help improve segment gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.9 million (8.9% of total net sales) in the second quarter of 2006 from $6.4 million (7.5% of total net sales) in the second quarter of 2005 and increased to $13.3 million (8.5% of total net sales) in the first six months of 2006 from $12.5 million (7.6% of total net sales) in the first six months of 2005. The increases from the same periods last year are primarily due to the recognition of stock based compensation during 2006, as well as increased rent expense attributable to the system upgrade completed in the third quarter of 2005.

Gain on Sale of Assets.

On May 31, 2006, we completed the sale of our manufacturing facility in Riverside, California, included in Assets Held for Sale at December 31, 2005. A gain of $7.7 million was recorded.

Interest Expense, net. Interest expense, net of $1.7 million in the second quarter of 2006 was consistent with the second quarter of 2005 and decreased slightly to $3.5 million in the first six months of 2006 from $3.6 million in the first six months of 2005. The savings in interest expense, net is due to a decrease in our average borrowings, but was offset by a higher average interest rate.

Income Taxes. The provision for income taxes was $4.5 million in the second quarter of 2006, based on an expected tax rate of approximately 38.5% adjusted for the tax benefits of stock options exercised, compared to $2.1 million in the second quarter of 2005, based on an expected tax rate of approximately 38.5%. The provision for income taxes was $6.2 million in the first six months of 2006, based on an expected tax rate of approximately 38.5% adjusted for the tax benefits of stock options exercised, compared to $3.8 million in the first six months of 2005, based on an expected tax rate of approximately 38.5%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At June 30, 2006, we had cash and cash equivalents of $75,000.

Net cash provided by operating activities in the first six months of 2006 was $14.8 million. This was primarily the result of our net income of $10.0 million, net of a gain on sale or property and equipment of $7.6 million, an increase in accounts payable and accrued liabilities of $8.8 million and a decrease in costs and estimated earnings in excess of billings and trade and other receivables, net of $10.6 million and $1.6, respectively, offset in part by a increase in inventories of $11.6 million. The increase in accounts payable resulted from the increase in steel inventory since the end of 2005. The change in costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in the first six months of 2006 was $5.1 million, which resulted from additions of property and equipment of $15.5 million, offset in part by proceeds from the sale of property and equipment of $10.4 million. Included in the additions of property and equipment is the payment of $4.1 million that resulted from our election to exercise the purchase option on an operating lease that matured in May 2006. Capital expenditures, excluding payments made for the purchase option of operating leases, are expected to be between $13.0 and $15.0 million in 2006.

Net cash used in financing activities in the first six months of 2006 was $9.8 million, which resulted primarily from the net payments on the notes payable to financial institutions of $5.9 million and the payments on the long-term debt of $4.3 million.

We had the following significant components of debt at June 30, 2006: a $65.0 million credit agreement, under which $35.5 million was outstanding; $8.6 million of Series B Senior Notes; $10.0 million of Senior Notes; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes, and $4.5 million of Series D Term Notes.

The credit agreement expires on May 20, 2010. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution's prime rate, minus 0.5% to 0.0%. We had $38.9 million outstanding under the line of credit bearing interest at a weighted average rate of 6.68%, partially offset by $3.4 million in cash receipts that had not been applied to the loan balance. At June 30, 2006 we had an additional net borrowing capacity under the line of credit of $29.5 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Series B Senior Notes in the principal amount of $8.6 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $10.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.75% at June 30, 2006), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 6.7%.

We have operating leases with respect to certain manufacturing equipment that require us to pay property taxes, insurance and maintenance. Under the terms of certain operating leases, we sold equipment to an unrelated third party (the “lessor”) who then leased the equipment back to us. These leases, along with other debt instruments already in place, and our credit agreement, best met our near term financing and operating capital requirements compared to other available options at the time they were entered into.

Certain of our operating lease agreements include renewals and/or purchase options set to expire at various dates. During the three months ended June 30, 2006 we elected to exercise the purchase option on an operating lease scheduled to expire and made a payment of $4.1 million. If we choose to elect the purchase options on the remaining lease scheduled to expire during 2006, we will be required to make a payment of $10.3 million. In addition, certain of our operating lease agreements, primarily manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. The maximum potential liability to us under such guarantees is $16.6 million at June 30, 2006 if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any payments will be required pursuant to these guarantees, and no amounts have been accrued at June 30, 2006.

We also have entered into stand-by letters of credit that total approximately $6.5 million as of June 30, 2006. The stand-by letters of credit relate to workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

The credit agreement, the Notes, the Term Notes and operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At June 30, 2006, we were not in violation of any of the covenants in our debt agreements.

We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2006. We anticipate that our existing cash and cash equivalents, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Off Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Related Party Transactions

We have ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, is our largest shareholder. During the three and six months ended June 30, 2006, we made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three and six months ended June 30, 2005, we also made the following payments to affiliates of Wells Fargo: (i) payments of interest and fees pursuant to letters of credit originated by such affiliates, (ii) payments of principal and interest on an industrial development revenue bond, and (iii) payments of principal, interest and related fees in connection with loan agreements between the us and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $87 and $225, respectively, for the three and six months ended June 30, 2006, and $2.3 million and $3.1 million, respectively, for the three and six months ended June 30, 2005. Balances due to Wells Fargo and its affiliates were $0 at June 30, 2006 and December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We use derivative financial instruments from time to time to reduce exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. These instruments are not used for trading or for speculative purposes. We have six Foreign Exchange Agreements (“Agreements”) at June 30, 2006, which were for an original amount of $13.0 million. The Agreements guarantee that the exchange rate does not go below the rate used in the contract bid amount. As of June 30, 2006, $5.6 million was still open. We believe our current risk exposure to exchange rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($35.5 million outstanding as of June 30, 2006). We believe our current risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Item 4. Controls and Procedures

As of June 30, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 9, 2006. The following matter was submitted to shareholders for their consideration:

With respect to the nomination for directors identified in the Company’s Proxy Statement; Brian W. Dunham received 5,333,783 votes and 927,396 votes were withheld, Richard A. Roman received 5,956,943 votes and 304,236 votes were withheld, and Wayne B. Kingsley received 5,591,661 votes and 669,518 votes were withheld.

The other directors whose terms of office continue after the annual meeting are: Neil R. Thornton and William R. Tagmyer.

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

Dated: August 8, 2006

NORTHWEST PIPE COMPANY

By: /s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By: /s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)