Form 10-Q
period 2006-09-30
NORTHWEST PIPE CO
filed 2006-11-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

____________________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Large Accelerated Filer [ ]	Accelerated Filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

Common Stock, par value $.01 per share (Class)	6,870,220 (Shares outstanding at November 6, 2006)

NORTHWEST PIPE COMPANY

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION	Page

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2006
and December 31, 2005	2

Consolidated Statements of Income for the three and nine months
ended September 30, 2006 and 2005	3

Consolidated Statements of Cash Flows for the nine months
ended September 30, 2006 and 2005	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1A. Risk Factors	17

Item 6. Exhibits	23

Signatures	24

NORTHWEST PIPE COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollar amounts in thousands)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 99	$ 133
Trade and other receivables, less allowance for doubtful accounts
of $341 and $500	67,056	64,538
Costs and estimated earnings in excess of billings on
uncompleted contracts	67,701	73,161
Inventories	66,273	51,070
Refundable income taxes	78	1,518
Deferred income taxes	2,614	1,543
Prepaid expenses and other	1,024	1,474
Assets held for sale	--	2,900
Total current assets	204,845	196,337
Property and equipment less accumulated depreciation and
amortization of $40,336 and $37,912	133,574	117,369
Goodwill	21,451	21,451
Prepaid expenses and other	4,081	3,328
Total assets	$ 363,951	$ 338,485
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$ 9,554	$ 9,286
Current portion of capital lease obligations	17	75
Accounts payable	48,092	28,914
Accrued liabilities	9,491	7,634
Total current liabilities	67,154	45,909
Note payable to financial institution	34,589	41,353
Long-term debt, less current portion	53,018	53,571
Capital lease obligations, less current portion	--	7
Deferred income taxes	22,903	23,786
Deferred gain on sale-leaseback of equipment	9,006	11,849
Pension and other benefits	2,984	2,545
Total liabilities	189,654	179,020
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $.01 par value, 15,000,000 shares authorized,
6,868,720 and 6,839,962 shares issued and outstanding	69	68
Additional paid-in-capital	43,764	42,973
Retained earnings	132,538	118,498
Accumulated other comprehensive loss:
Minimum pension liability	(2,074)	(2,074)
Total stockholders’ equity	174,297	159,465
Total liabilities and stockholders’ equity	$ 363,951	$ 338,485

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$ 92,418	$86,754	$249,092	$251,938
Cost of sales	77,208	72,515	208,614	211,777
Gross profit	15,210	14,239	40,478	40,161
Selling, general and administrative expense	6,989	6,633	20,298	19,166
Gain on sale of assets	--	--	(7,674)	--
Operating income	8,221	7,606	27,854	20,995
Interest expense, net	1,832	1,897	5,320	5,499
Income before income taxes	6,389	5,709	22,534	15,496
Provision for income taxes	2,310	1,733	8,494	5,501
Net income	$ 4,079	$ 3,976	$ 14,040	$ 9,995
Basic earnings per share	$ 0.59	$ 0.58	$ 2.05	$ 1.48
Diluted earnings per share	$ 0.57	$ 0.56	$ 1.97	$ 1.42
Shares used in per share
calculations:
Basic	6,866	6,822	6,854	6,762
Diluted	7,162	7,112	7,139	7,050

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 14,040	$ 9,995
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,751	4,009
Amortization of debt issuance costs	222	131
Deferred income taxes	(1,954)	436
Deferred gain on sale-leaseback of equipment	(1,067)	(1,067)
(Gain) loss on disposal of property and equipment	(7,640)	43
Stock based compensation expense	225	--
Tax benefit of stock options exercised	(123)	267
Changes in current assets and liabilities:
Trade and other receivables, net	(2,518)	(17,137)
Costs and estimated earnings in excess of billings on
uncompleted contracts	5,460	(5,825)
Inventories	(15,203)	11,489
Refundable income taxes	1,440	--
Prepaid expenses and other	(525)	1,773
Accounts payable	19,178	(6,037)
Accrued and other liabilities	2,419	(557)
Net cash provided by (used in) operating activities	16,705	(2,480)
Cash Flows From Investing Activities:
Additions to property and equipment	(20,600)	(14,234)
Proceeds from sale of property and equipment	10,408	--
Net cash used in investing activities	(10,192)	(14,234)
Cash Flows From Financing Activities:
Proceeds from a sale-leaseback of equipment	--	9,500
Proceeds from sale of common stock	444	1,524
Net (payments) borrowings under notes payable from
financial institutions	(6,764)	9,314
Borrowings from long-term debt	4,000	4,500
Payments on long-term debt	(4,285)	(7,214)
Payment of debt issuance costs	--	(131)
Payments on capital lease obligations	(65)	(779)
Tax benefit of stock options exercised	123	--
Net cash (used in) provided by financing activities	(6,547)	16,714
Net (decrease) increase in cash and cash equivalents	(34)	--
Cash and cash equivalents, beginning of period	133	89
Cash and cash equivalents, end of period	$ 99	$ 89

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2005 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2006 or any portion thereof.

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively. The impact of the change in the current period was a decrease in depreciation expense of $1.6 million during the nine months ended September 30, 2006, or $0.14 per diluted share.

2.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Incremental shares of 295,862 and 290,001 for the three months ended September 30, 2006 and 2005, respectively, and incremental shares of 285,208 and 287,334 for the nine months ended September 30, 2006 and 2005, respectively, were used in the calculations of diluted earnings per share. For the nine months ended September 30, 2006, options to purchase 3,187 shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during these periods and thus the options would be antidilutive. For the three months ended September 30, 2006 and for the three and nine months ended September 30, 2005, the calculation of diluted earnings per share included all common equivalent shares.

3.	Inventories

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw materials are valued on a first-in, first-out cost basis. Materials and supplies are valued on a moving average cost basis. Water Transmission steel inventory is valued on a specific identification basis, and coating and lining materials are valued on a moving average cost basis. Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Finished goods	$31,591	$24,682
Raw materials	32,123	24,145
Materials and supplies	2,559	2,243
	$66,273	$51,070
4.	Asset Held for Sale

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net sales:
Water Transmission	$65,481	$61,747	$172,771	$177,743
Tubular Products	22,272	20,486	63,765	62,932
Fabricated Products	4,665	4,521	12,556	11,263
Total	$92,418	$86,754	$249,092	$251,938
Gross profit:
Water Transmission	$12,725	$12,709	$ 32,714	$ 35,501
Tubular Products	2,242	1,076	6,804	3,960
Fabricated Products	243	454	960	700
Total	$15,210	$14,239	$ 40,478	$ 40,161

6.	Recent Accounting and Reporting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing SFAS 157 and has not determined the impact that the adoption of SFAS 157 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is assessing SFAS 158 and has not determined the impact that the adoption of SFAS 158 will have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that SAB 108 will have a material impact on its financial position or results of operations.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 concludes that the presentation of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company does not believe that the adoption of EITF 06-3 will have a material impact on its financial position or results of operations.

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is assessing EITF 06-5 and has not determined the impact that the adoption of EITF 06-5 will have on its financial position or results of operations.

7.	Contingencies

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

EPA and ODEQ have notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act ("RCRA") with respect to the Portland Harbor Site. EPA and ODEQ have urged the Company and other parties receiving the letters to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study ("RI/FS") at the Portland Harbor Site. That RI/FS is currently being conducted by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company and other parties are currently in negotiation with EPA, ODEQ and the LWG regarding what role, if any, the Company will play in ongoing RI/FS work. Therefore, the extent of the Company’s participation in this work is not known, and no accruals for potential exposure have been recorded for this matter.

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

The Company has one active stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, which provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one inactive stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding and continue to vest. There were 697,578 shares of common stock reserved for issuance under the Company’s stock compensation plans at September 30, 2006, against which 688,578 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

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

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. No share-based employee compensation cost was recognized in the Company’s financial statements for the period ended September 30, 2005, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to share-based compensation.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
(In thousands, except per share data)
Net income, as reported	$ 3,976	$ 9,995
Deduct: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(48)	(231)
Pro forma net income	$ 3,928	$ 9,764
Earnings per share:
Basic - as reported	$ 0.58	$ 1.48
Basic - pro forma	$ 0.58	$ 1.44
Diluted - as reported	$ 0.56	$ 1.42
Diluted - pro forma	$ 0.55	$ 1.38

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

For the three and nine month periods ended September 30, 2006, total share-based compensation expense of $25,000 and $225,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $16,000 and $140,000, respectively. As of September 30, 2006, $64,000 of unrecognized compensation expense related to nonvested options is expected to be recognized over a weighted average period of 8 months.

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

	Nine months ended September 30,
	2006	2005
Risk-free interest rate	5.02%	4.01%
Expected dividend yield	0%	0%
Expected volatility	42.29%	45.74%
Expected lives (years)	5.28	6.44

The weighted average grant date fair value of options granted during 2006 and 2005 was $12.88 and $11.77, respectively.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” The SFAS 123(R) requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included $123,000 for the nine months ended September 30, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

A summary of status of the Company’s stock options as of September 30, 2006 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In thousands)
Balance, January 1, 2006	711,336	$16.06
Options granted	6,000	28.31
Options exercised	(28,758)	15.47
Options canceled	--	--
Balance, September 30, 2006	688,578	$ 16.19	3.01	$9,507
Exercisable, September 30, 2006	681,667	$ 16.18	2.98	$9,423

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the nine months ended September 30, 2006 was $373,000.

9.	Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than 10 percent of our common stock, and is therefore considered a related party. During the three and nine months ended September 30, 2006, the Company made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three and nine months ended September 30, 2005, the Company also made the following payments to affiliates of Wells Fargo: (i) payments of interest and fees pursuant to letters of credit originated by such affiliates, (ii) payments of principal and interest on an industrial development revenue bond, and (iii) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $85,000 and $310,000, respectively, for the three and nine months ended September 30, 2006, and $87,000 and $3.2 million, respectively, for the three and nine months ended September 30, 2005. Balances due to Wells Fargo and its affiliates were $0 at September 30, 2006 and December 31, 2005.

10.	Subsequent Event

On November 7, 2006, the Company completed a public offering of 1,700,000 shares of Common Stock at a price to the public of $29.00 per share. Proceeds from the offering are expected to be approximately $46 million, after deducting the underwriting discounts, commissions and the estimated offering expenses. The Company intends to use the net proceeds of the offering to purchase approximately $34 million of manufacturing equipment that it leases under certain operating leases and the remaining $12 million will be used to repay a portion of the borrowings outstanding under its credit facility. The Company also granted the underwriters an option to purchase an additional 255,000 shares of Common Stock to cover over-allotment. If the over-allotment option is fully exercised, the Company will receive additional proceeds of approximately $7 million, which will be used to repay a portion of the borrowings outstanding under its credit facility.

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from five manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; and Saginaw, Texas. Our Water Transmission Group accounted for approximately 70% of net sales in 2005.

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas and produces a range of products used in several different markets. We currently make energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and standard pipe that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 25% of our net sales in 2005.

Our Fabricated Products Group generated the remaining 5% of our net sales in 2005. Our Fabricated Products Group primarily produces propane tanks for distribution in rural and suburban areas of the United States. These tanks range in size from 120 gallons to 1,000 gallons. All of these products are produced at our Monterrey, Mexico facility. Recently, we completed an expansion of this facility that should double its capacity. The new production lines are targeted towards manufacturing other steel or aluminum pressure vessels and fabricated parts. We are currently in the prototype or trial order stages of approximately 13 different products that are targeted to the energy, transportation and water industries.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair and upgrade. Within the total pipeline, our products tend to fit the larger-diameter, higher-pressure applications. We believe, because of our reputation for quality, our long relationships and our breadth of product offerings, our products are generally included in most projects for which the pipe falls within our manufacturing strengths.

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy, highway spending and general economic conditions. We have recently refined the offerings in our Tubular Products Group to focus on products for which we believe we have a sustainable advantage and to reduce our reliance on certain products, such as fence frameworks and mechanical tubing, which are very susceptible to import competition. This strategy resulted in lower volume in 2005, but also resulted in an improvement in gross margin. As we look ahead, we see opportunities to recover volume through growth in energy products and in traffic signpost systems.

Overall demand for our Fabricated Products Group’s propane tanks is primarily driven by weather patterns and residential heating needs, construction activity, and general economic conditions. Our new products, if they develop as expected, will be sold to OEMs in the transportation, energy and water industries.

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

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payment," using a modified version of prospective application. Under this transition method, compensation cost is recognized after the effective date as the requisite service is rendered for (i) the portion of outstanding options for which the requisite service had not yet been rendered at December 31, 2005, based on the grant-date fair value of those options calculated under Statement 123 for pro forma disclosures and (ii) all share-based payments granted subsequent to the effective date, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified version of prospective application, prior period financial statements have not been restated.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales
Water Transmission	70.9%	71.2%	69.4%	70.5%
Tubular Products	24.1	23.6	25.6	25.0
Fabricated Products	5.0	5.2	5.0	4.5
Total net sales	100.0	100.0	100.0	100.0
Cost of sales	83.5	83.6	83.7	84.1
Gross profit	16.5	16.4	16.3	15.9
Selling, general and
administrative expense	7.6	7.6	8.2	7.6
Gain on sale of assets	--	--	(3.1)	--
Operating income	8.9	8.8	11.2	8.3
Interest expense, net	2.0	2.2	2.2	2.1
Income before income taxes	6.9	6.6	9.0	6.2
Provision for income taxes	2.5	2.0	3.4	2.2
Net income	4.4%	4.6%	5.6%	4.0%
Gross profit as a percentage of segment net sales:
Water Transmission	19.4%	20.6%	18.9%	20.0%
Tubular Products	10.1	5.3	10.7	6.3
Fabricated Products	5.2	10.0	7.6	6.2

Three Months and Nine Months Ended September 30, 2006 Compared to Three Months and Nine Months Ended September 30, 2005

Net Sales. Net sales increased 6.5% to $92.4 million in the third quarter of 2006, from $86.8 million in the third quarter of 2005, and decreased 1.1% to $249.1 million in the first nine months of 2006, from $251.9 million in the first nine months of 2005.

Water Transmission sales increased 6.0% to $65.5 million in the third quarter of 2006 from $61.7 million in the third quarter of 2005, and decreased 2.8% to $172.8 million in the first nine months of 2006 from $177.7 million in the first nine months of 2005. Net sales increased in the third quarter as a result of increased volume, which is attributable to stronger demand. Demand began to strengthen late in the second quarter of 2006 and continued to be strong throughout the third quarter. Net sales for the nine months ended September 30, 2006 decreased over the same period last year primarily as a result of lower production at our Adelanto facility, which was impacted by the consolidation with the former Riverside facility throughout the first half of the year, and timing delays at our other facilities. We expect continued positive bidding and order activity in the fourth quarter of 2006. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased by 8.7% to $22.3 million in the third quarter of 2006 from $20.5 million in the third quarter of 2005 and increased 1.3% to $63.8 million in the first nine months of 2006 from $62.9 million in the first nine months of 2005. The increase in net sales in the third quarter and the first nine months of 2006 over the same periods last year resulted from stronger sales in our energy products. We expect this to continue into the fourth quarter of 2006.

Fabricated Products sales increased by 3.2% to $4.7 million in the third quarter of 2006 from $4.5 million in the third quarter of 2005 and increased 11.5% to $12.6 million in the first nine months of 2006 from $11.3 million in the first nine months of 2005. The increase in net sales over the same periods last year was a result of increased demand for our propane tank products. This is expected to continue through the fourth quarter of 2006. Sales of our other fabricated products continue to be below our expectations; however, we expect sales in this product line to begin improving by the end of the year.

No single customer accounted for 10% or more of net sales in the third quarter or first nine months of 2006 or 2005.

Gross Profit. Gross profit increased 6.8% to $15.2 million (16.5% of total net sales) in the third quarter of 2006 from $14.2 million (16.4% of total net sales) in the third quarter of 2005 and increased slightly (0.8%) to $40.5 million (16.3% of total net sales) in the first nine months of 2006 from $40.2 million (15.9% of total net sales) in the first nine months of 2005.

Water Transmission gross profit remained steady at $12.7 million, or 19.4% of segment net sales in the third quarter of 2006 compared to 20.6% of segment net sales in the third quarter of 2005, and decreased 7.9% to $32.7 million (18.9% of segment net sales) in the first nine months of 2006 from $35.5 million (20.0% of segment net sales) in the first nine months of 2005. Water Transmission gross profit as a percent of sales decreased for the three and nine month periods ended September 30, 2006 compared to the same periods last year as a result of the mix of projects produced, lower production and timing delays and, for the six months ended June 30, 2006, production inefficiencies that resulted from the consolidation of the Adelanto and Riverside facilities,.

Gross profit from Tubular Products increased significantly to $2.2 million (10.1% of segment net sales) in the third quarter of 2006 from $1.1 million (5.3% of segment net sales) in the third quarter of 2005 and increased to $6.8 million (10.7% of segment net sales) in the first nine months of 2006 from $4.0 million (6.3% of segment net sales) in the first nine months of 2005. Tubular Products gross profit increased for the three and nine months ended September 30, 2006 over the same periods last year primarily as a result of the shift in production and sales to more profitable product lines, including increased energy product sales. We expect gross profit as a percent of segment sales to remain steady for the next few quarters.

Gross profit from Fabricated Products decreased to $243,000 (5.2% of segment net sales) in the third quarter of 2006 from $454,000 (10.0% of segment net sales) in the third quarter of 2005 and increased to $960,000 (7.6% of segment net sales) in the first nine months of 2006 from $700,000 (6.2% of segment net sales) in the first nine months of 2005. Fabricated Products gross profit decreased in the third quarter of 2006 from the same period last year as a result of increased price competition resulting in lower sales prices. Gross profit increased in the first nine months ended September 30, 2006 over the same period last year as a result of the improved propane tank market conditions in the first half of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.0 million (7.6% of total net sales) in the third quarter of 2006 from $6.6 million (7.6% of total net sales) in the third quarter of 2005 and increased to $20.3 million (8.2% of total net sales) in the first nine months of 2006 from $19.2 million (7.6% of total net sales) in the first nine months of 2005. The increases from the same periods last year are primarily due to increased advertisement and promotion expenses, higher bad debt expense that resulted from the resolution of customer claims, the recognition of stock based compensation during 2006, as well as increased rent expense attributable to the system upgrade completed in the third quarter of 2005.

Gain on Sale of Assets.

On May 31, 2006, we completed the sale of our manufacturing facility in Riverside, California, included in Assets Held for Sale at December 31, 2005. A gain of $7.7 million was recorded.

Interest Expense, net. Interest expense, net of $1.8 million in the third quarter of 2006 decreased slightly from $1.9 million in the third quarter of 2005. Interest expense, net also decreased for the first nine months of 2006 to $5.3 million from $5.5 million in the first nine months of 2005. The savings in interest expense, net is due to a decrease in our average borrowings, but was partially offset by a higher average interest rate.

Income Taxes. The provision for income taxes was $8.5 million in the first nine months of 2006, based on an effective tax rate of approximately 37.7%, compared to $5.5 million in the first nine months of 2005, based on an effective tax rate of approximately 35.5%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At September 30, 2006, we had cash and cash equivalents of $99,000.

Net cash provided by operating activities in the first nine months of 2006 was $16.7 million. This was primarily the result of our net income of $14.0 million, an increase in accounts payable and accrued liabilities of $21.6 million and a decrease in costs and estimated earnings in excess of billings of $5.5 million, offset in part by an increase in inventories of $15.2 million, a gain on sale of property and equipment of $7.6 million and an increase in trade and other receivables of $2.5 million. The increase in accounts payable primarily resulted from the timing of the increase in steel purchases to meet the increased production in the water transmission segment. The change in costs and estimated earnings in excess of billings on uncompleted contracts, inventories, and trade and other receivables, net resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in the first nine months of 2006 was $10.2 million, which resulted from additions of property and equipment of $20.6 million, offset in part by proceeds from the sale of property and equipment of $10.4 million. Included in the additions of property and equipment is the payment of $4.1 million that resulted from our election to exercise the purchase option on an operating lease that matured in May 2006. Capital expenditures, excluding payments made for the purchase option of operating leases, are expected to be between $17.0 and $18.0 million in 2006.

Net cash used in financing activities in the first nine months of 2006 was $6.5 million, which resulted primarily from the net payments on the notes payable to financial institutions of $6.8 million. Cash used for payments of long-term debt of $4.3 million was offset by $4.0 million in cash provided by an Industrial Revenue Bond agreement entered into in June 2006. Funds received from the agreement are being used to finance the upgrade of the Atchison facility, which will allow us to produce all of the energy products we expect to sell through the Lone Star Steel marketing agreement we entered into last year.

We had the following significant components of debt at September 30, 2006: a $65.0 million credit agreement, under which $34.6 million was outstanding; $8.6 million of Series B Senior Notes; $10.0 million of Senior Notes; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes, $4.5 million of Series D Term Notes and an Industrial Revenue Bond for $4.0 million.

The credit agreement expires on May 20, 2010. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.25%, or the lending institution's prime rate, minus 0.5% to 0.0%. We had $36.8 million outstanding under the credit facility bearing interest at a weighted average rate of 7.29%, partially offset by $2.2 million in cash receipts that had not been applied to the loan balance. At September 30, 2006 we had an additional net borrowing capacity under the credit facility of $30.4 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Series B Senior Notes in the principal amount of $8.6 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $10.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the "Notes") also include supplemental interest from 0.0% to 1.5% (0.0% at September 30, 2006), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense ("EBITDA") to total debt leverage ratio, which is paid with the required quarterly interest payments. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the "Term Notes") and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

On June 15, 2006, we entered into an Industrial Revenue Bond agreement for $4.0 million. It has a fixed interest rate of 5.22%, with a maturity date of July 1, 2016. From July 2006 through December 31, 2006, we are paying interest only on the funds and will begin making monthly payments beginning February 1, 2007, if the Atchison expansion project is completed by the end of the year as anticipated.

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 9.4%.

We have operating leases with respect to certain manufacturing equipment that require us to pay property taxes, insurance and maintenance. Under the terms of certain operating leases, we sold equipment to an unrelated third party (the "lessor") who then leased the equipment back to us. These leases, along with other debt instruments already in place, and our credit agreement, best met our near term financing and operating capital requirements compared to other available options at the time they were entered into.

Certain of our operating lease agreements include renewals and/or purchase options set to expire at various dates. During the nine months ended September 30, 2006 we elected to exercise the purchase option on an operating lease scheduled to expire and made a payment of $4.1 million. If we choose to elect the purchase options on the remaining lease scheduled to expire during 2006, we will be required to make a payment of $10.3 million. In addition, certain of our operating lease agreements, primarily manufacturing equipment leases, with terms of 3 years, contain provisions related to residual value guarantees, which provide that if we do not purchase the leased equipment from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value. At the end of the respective lease terms, the maximum potential liability to us under such guarantees is $16.6 million if the proceeds from the sale of terminating equipment leases are zero. Consistent with past experience, management does not expect any payments will be required pursuant to these guarantees, and no amounts have been accrued at September 30, 2006.

We also have entered into stand-by letters of credit that total approximately $6.2 million as of September 30, 2006. The stand-by letters of credit relate to workers’ compensation and general liability insurance. On October 11, 2006, the Company entered into an additional stand-by letter of credit for approximately $9.0 million related to customer inventory. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

The credit agreement, the Notes, the Term Notes and certain of our operating leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At September 30, 2006, we were not in violation of any of the covenants in our debt agreements.

On November 7, 2006, we completed a public offering of 1,700,000 shares of Common Stock at a price to the public of $29.00 per share. Proceeds from the offering are expected to be approximately $46 million, after deducting the underwriting discounts, commissions and the estimated offering expenses. We intend to use the net proceeds of the offering to purchase approximately $34 million of manufacturing equipment that we lease under certain operating leases and the remaining $12 million will be used to repay a portion of the borrowings outstanding under our credit facility. We also granted the underwriters an option to purchase an additional 255,000 shares of Common Stock to cover over-allotment. If the over-allotment option is fully exercised, we will receive additional proceeds of approximately $7 million, which will be used to repay a portion of the borrowings outstanding under our credit facility.

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

Off Balance Sheet Arrangements

Other than operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities."

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These forward contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. We have six Foreign Exchange Agreements (“Agreements”) at September 30, 2006, which were for an original amount of $13.0 million, of which $4.6 million was still open. Net foreign exchange transaction gains (losses) included in the accompanying consolidated statements of operations were not material for the three and nine months ended September 30, 2006 and 2005, respectively. We believe our current risk exposure to exchange rate movements to be de minimis.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($34.6 million outstanding as of September 30, 2006). We believe our current risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in "Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4. Controls and Procedures

As of September 30, 2006, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A. Risk Factors

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

A downturn in government spending related to public water transmission projects would adversely affect our business. Our water transmission business accounted for approximately 70% of our net sales in 2005. Our water transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

• the need for new or replacement infrastructure;

• the priorities placed on various projects by governmental entities;

• federal, state and local government spending levels, including budgetary constraints related to capital projects and the ability to obtain financing; and

• the ability of governmental entities to obtain environmental approvals, right-of-way permits and other required approvals and permits.

Decreases in the number or government funding of public water transmission projects would adversely affect our business, financial condition and results of operations.

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with too little notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial condition and results of operations may be adversely affected by unplanned downtime.

We operate in highly competitive industries, and increased competition could reduce our gross profit and net income. We face significant competition in all of our businesses. Orders in the water transmission business are competitively bid, and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our water transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas allow us to compete effectively throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing in our water transmission business. There are many competitors in the tubular products and fabricated products businesses, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross profit, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could reduce our gross profit and net income, as well as have a material adverse effect on our business, financial condition and results of operations.

Operating problems in our business could adversely affect our business, financial condition and results of operations. Our manufacturing operations are subject to typical hazards and risks relating to the manufacture of products such as:

• explosions, fires, inclement weather and natural disasters;

• mechanical failure;

• unscheduled downtime;

• labor difficulties;

• an inability to obtain or maintain required licenses or permits; and

• environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition and results of operations.

Our water transmission business faces competition from concrete and ductile iron pipe manufacturers. Water transmission pipe is manufactured generally from steel, concrete or ductile iron. Each pipe material has advantages and disadvantages. Steel and concrete are more common materials for larger diameter water transmission pipelines because ductile iron pipe generally is limited in diameter due to its manufacturing process. The public agencies and engineers who determine the specifications for water transmission projects analyze these pipe materials for suitability for each project. Individual project circumstances normally dictate the preferred material. If we experience cost increases in raw materials, labor and overhead specific to our industry or the location of our facilities, while competing products or companies do not experience similar changes, we could experience an adverse change in the demand, price and profitability of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly results of operations are subject to significant fluctuation. Our net sales and operating results may fluctuate significantly from quarter to quarter due to a number of factors, including:

• the schedule of production of water transmission orders, including unplanned down time due to project delays;

• the commencement, completion or termination of contracts during any particular quarter;

• the seasonal variation in demand for tubular products and fabricated products;

• fluctuations in the cost of steel and other raw materials; and

• competitive pressures.

Results of operations in any period are not indicative of results for any future period, and comparisons between any two periods may not be meaningful.

We depend on our senior management team, and the loss of any member could adversely affect our operations. Our success depends on the management and leadership skills of our senior management team. The loss of any of these individuals, particularly Brian W. Dunham, our president and chief executive officer, or our inability to attract, retain and maintain additional personnel, could prevent us from fully implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract qualified personnel when needed. We have not entered into employment agreements with any of our senior management personnel.

The success of our business is affected by general economic conditions, and our business may be adversely affected by an economic slowdown or recession. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, could decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted in the past by the general slowing of the economy and any future economic slowdowns could have an adverse impact on our business, financial condition and results of operations.

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products and fabricated products businesses. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. For example, in 2003, when the price of steel increased, we were unable to pass along the price increase to our customers, which adversely affected our results of operations. Any similar increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial condition and results of operations.

We may be subject to claims for damages for defective products, which could adversely affect our business, financial condition and results of operations. We warrant our products to be free of certain defects. Losses may result or be alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages. For example, in July 2004, we settled a product liability class action suit relating to small-diameter, thinwalled fire sprinkler pipe. Pursuant to the terms of the settlement, if the remaining insurance funds of approximately $2.4 million are exhausted, we would be obligated to pay class members who have a qualifying leak at any time from July 7, 2004 to July 7, 2019 an aggregate of up to $500,000 per year for qualifying claims (or up to $1.0 million per year in the three years following July 7, 2019 for qualifying claims previously submitted). We cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition and results of operations.

Sustained increases in fuel costs could have an adverse impact on our profitability. We have recently experienced significant increases in fuel costs as a result primarily of macro-economic factors beyond our control. The price of fuel fluctuates significantly over time, and events beyond our control such as natural disasters could adversely affect the supply and cost of fuel. Although we seek to recover increases in fuel costs through price increases in our products, we have not always been completely successful. Any increase in fuel costs that is not offset by increases in our prices could have an adverse impact on our business, financial condition and results of operations.

Our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth. We will continue to actively seek to develop new products and to expand our existing products into new markets, but we cannot assure you that we will be successful in these efforts. In the traffic signpost systems market, our products generally have to be approved by governmental agencies, and we cannot assure you that we will be able to obtain or maintain such approval. If we are unsuccessful in developing and marketing new products, expanding into new markets, or we do not obtain or maintain requisite approvals for our products, the demand for our products will be adversely affected, which could adversely affect our business, financial condition and results of operations.

We have foreign operations, which exposes us to the risks of doing business abroad. Our fabricated products are manufactured at our Monterrey, Mexico facility, primarily for export to the United States. Any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and its agencies or on exports imposed by Mexico and its agencies could adversely affect our operations in Mexico.

We also sell some of our products internationally, and part of our business strategy contemplates international growth. Our foreign activities are also subject to various other risks of doing business in a foreign country, including:

• currency fluctuations;

• transportation delays and interruptions;

• political, social and economic instability and disruptions;

• government embargoes or foreign trade restrictions;

• the imposition of duties, tariffs and other trade barriers;

• import and export controls;

• labor unrest and current and changing regulatory environments;

• limitations on our ability to enforce legal rights and remedies; and

• potentially adverse tax consequences.

Although our operations have not been materially affected by any such factors to date, no assurance can be given that our operations may not be adversely affected in the future. Any of these events could have an adverse effect on our operations in the future by reducing the demand for our products and services, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition or results of operations. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these customs, regulations or laws will not be modified.

We have a significant amount of outstanding debt. We have financed our operations through cash flow from operations, available borrowings and other financing arrangements. As of June 30, 2006, we had approximately $94.1 million of outstanding debt.

Our high level of debt and our debt service obligations could:

• limit our ability to obtain additional financing for working capital or other purposes in the future;

• reduce the amount of funds available to finance our operations, capital expenditures and other activities;

• increase our vulnerability to economic downturns and industry conditions;

• limit our flexibility in responding to changing business and economic conditions, including increased competition;

• place us at a disadvantage when compared to our competitors that have less debt; and

• with respect to our borrowings that bear interest at variable rates, cause us to be vulnerable to increases in interest rates.

Our ability to make scheduled payments on our debt will depend on our future operating performance and cash flow, which are subject to prevailing economic conditions, prevailing interest rate levels and other financial, competitive and business factors, many of which are beyond our control.

Additionally, the agreements governing our outstanding debt include financial and other restrictive covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants require us to maintain certain financial ratios and place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related debt and acceleration of debt under other instruments that include cross-acceleration or cross-default provisions. If any of our debt is accelerated, we cannot assure you that we would have sufficient assets to repay such debt or that we would be able to refinance such debt on commercially reasonable terms or at all.

Our backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of June 30, 2006 was $163.3 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial condition and results of operations.

Our tubular products business faces intense competition from imports. The level of imports of tubular products significantly impacts the domestic tubular products market. High levels of imports may reduce the volume of tubular products sold by domestic producers and depress selling prices of tubular products. We believe import levels are affected by, among other things, overall worldwide demand for tubular products, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports of tubular products in the United States and Canada could adversely affect our business, financial condition and results of operations.

We are subject to stringent environmental and health and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits. We are subject to many federal, state, local and foreign environmental and health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in our manufacturing processes. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of property, including property where we have disposed of our waste, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in “Business—Legal Proceedings” below. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising, for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not exceed our reserves or have a material adverse effect on our business, financial condition and results of operations.

We face risks in connection with potential acquisitions. Acquiring businesses that complement or expand our operations has been an important element of our business strategy in the past. Although we have not completed an acquisition since 1999, we continue to evaluate potential acquisitions that may expand and complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our business, financial condition and results of operations could be adversely affected.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Select Market, our average daily trading volume over the twelve months ended September 30, 2006 was approximately 15,800 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

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

The stock markets in general have experienced broad fluctuations that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Accordingly, our common stock may trade at prices significantly below the offering price, and you could lose all or part of your investment in the event that you choose to sell your shares.

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

• permit the board of directors to issue preferred stock in one or more series, fix the number of shares constituting any such series and determine the voting powers and all other rights and preferences of any such series, without any further vote or action by our shareholders.

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

Dated: November 8, 2006

NORTHWEST PIPE COMPANY

By: /s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By: /s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)