Form 10-K
period 2006-12-31
NORTHWEST PIPE CO
filed 2007-04-02
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

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

503-946-1200

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $166,530,318 as of June 30, 2006 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 15, 2007 was 8,933,593 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Parts II and III of Form 10-K by reference portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. With a history that dates back more than 100 years, we have established a leading position based on a strong, widely recognized reputation for quality and service and an extensive array of product offerings. Our manufacturing facilities are strategically located throughout North America to provide us with broad geographic coverage of our target markets, giving us competitive advantages in serving our customers.

We manufacture water infrastructure products through our Water Transmission Group, which in 2006 generated approximately 71% of our net sales. We market our water infrastructure products through an in-house sales force comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to not only identify and evaluate planned projects at early stages, but also to participate in the engineering and design process and ultimately promote the advantages of our systems. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions. We believe the need for new water infrastructure will continue to be a significant growth driver for us and, importantly, will be accompanied by the increasing need for water infrastructure upgrades, repairs and replacements due to the aging and outdated water infrastructure systems throughout North America.

In addition to manufacturing water infrastructure products, we also manufacture other welded steel products through our Tubular Products Group and our Fabricated Products Group, which in 2006 generated approximately 24% and 5%, respectively, of our net sales. Our Tubular Products Group has the capability to manufacture a broad array of small-diameter, ERW steel pipe for use in a wide range of applications, including construction, agricultural, industrial, energy and traffic signpost systems. Our Fabricated Products Group manufactures a variety of aboveground and underground liquid propane storage tanks for residential, commercial and industrial applications. Over the past year, our Fabricated Products Group has developed several new products that we are currently marketing to OEMs in the transportation, energy and water industries.

Our Industries

Water Transmission. The U.S. market for water delivery equipment and systems is estimated to be approximately $11 billion annually. Within this market, we focus on engineered pipeline systems that utilize large-diameter, high-pressure steel pipe. In addition to these water infrastructure applications, our Water Transmission Group manufactures products for certain structural piling applications and in-plant pipeline systems for power plants and other industrial applications. We believe the current addressable market for the products sold by our Water Transmission Group is approximately $750 million to $850 million. Our core market is the large-diameter, high-pressure portion of the pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. However, we also have the ability to produce small-diameter pipe.

A combination of population growth and movement to new population centers, substantial underinvestment in water infrastructure over the past several decades and an increasingly stringent regulatory environment are driving considerable and growing demand for water infrastructure products in the United States. These trends are increasing the need for new water infrastructure as well as the need to upgrade, repair and replace existing water infrastructure, which we believe will significantly increase the demand for our water infrastructure products and other products related to water transmission and distribution.

The primary drivers of growth in new water infrastructure installation are population growth and movement. According to the U.S. Census Bureau, the population of the United States will increase by over 80 million people between 2000 and 2030. The resulting increase in demand will require substantial new infrastructure, as the existing U.S. water infrastructure is not equipped to provide water to millions of new residents. The combination of population growth and movement is projected to result in more than 70 million new residents in the southern and western regions of the United States. Our manufacturing facilities are well located to take advantage of the anticipated growth in these regions.

Many authorities, including the EPA, believe the U.S. water infrastructure is in critical need of an update. With the average age of water transmission pipes in the United States approaching 70 years, much of the U.S. water infrastructure is antiquated and requires upgrade, repair or replacement. Some water transmission pipelines in the United States are over 100 years old, and the American Society of Civil Engineers has given poor ratings to many aspects of the U.S. water infrastructure in a recent study. By 2020, approximately 44% of the water pipe in the United States will be classified as “poor” to “life-elapsed” if renewal or replacement of the existing infrastructure does not occur. In its third national assessment of public water system infrastructure, the EPA in 2005 estimated that a total investment of approximately $277 billion will be needed to install, upgrade and replace infrastructure over the next 20 years. The EPA estimates that approximately $184 billion of this needed investment applies to the rehabilitation or replacement of deteriorated or undersized water transmission and distribution infrastructure.

Increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness towards water issues is expected to contribute significantly to growth in the water infrastructure industry over the next several years. Water systems will need to be installed, upgraded and replaced in order to satisfy these water quality laws and regulations while overall demand for water continues to increase.

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including fence framework, mechanical tubing, agriculture, energy, traffic signpost systems, fire protection sprinkler systems and structural tubing. Currently, we are focusing our efforts on products for which we believe we have sustainable advantages, and we are reducing our production of commodity products that are subject to heavy import competition. Within our focus markets, we believe both traffic signpost systems and energy products offer significant growth opportunities. We manufacture several different signpost systems and believe this business will grow over the next several years as our systems become adopted in additional states and jurisdictions. Our sales to the energy market have grown substantially in the past two years. We are currently manufacturing products for the energy market under a marketing agreement with Lone Star Steel and expect to see continued growth in sales as we expand this product line.

Fabricated Products. The overall metal fabrication industry is extremely diverse, covering a wide range of products and end markets. Within this industry, our Fabricated Products Group currently focuses on propane tanks. Our tanks, ranging in size from 120 gallons to 1,000 gallons, comprise the vast majority of our production today. Propane tanks are sold to gas dealers for home heating, agricultural and light industrial applications. Over the past two years, we have diversified into other segments of the broader metal fabrication industry and now offer tanks and other metal components to OEMs. Examples of these products include components used in industrial heat exchangers, tanks used for compressed air systems, specialty vessels used in material handling systems and tanks used in oil and gas processing. We are also evaluating several opportunities that will provide components for medium and heavy trucks.

Products

Water Transmission Products. Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications and are for fully engineered, large diameter, high-pressure water infrastructure systems. Other uses include pipe for piling and hydroelectric projects, wastewater transmission, treatment plants and other applications. We have the capability to manufacture water transmission pipe in diameters ranging from 4.5 inches to 156 inches with wall thickness of 0.135 inches to 3.00 inches. We can coat and/or line these products with cement mortar, polyethylene tape, paints, epoxies, Pritec® and coal tar enamel according to our customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections. We typically deliver a complete pipeline system to the installation contractor.

Tubular Products. Our tubular products range in size from 0.50 inches to 16 inches in diameter with wall thickness from 0.035 inches to 0.315 inches. These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications, including water well casing, fire protection, energy, fence, traffic signpost systems, and agricultural products.

Fabricated Products. Our Fabricated Products Group produces propane tanks, which range in capacity from 120 gallons to 1,000 gallons, as well as a wide range of other fabricated metal products. We can cut, weld, burn, form, inspect and coat fabricated steel and aluminum. Propane tanks are sold to gas dealers for home heating, agricultural and light industrial applications. Other fabricated metal products such as air receivers, custom pressure vessels and components for other OEMs are currently targeted to the transportation, energy and water industries.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. Our plant locations in Oregon, Colorado, California, West Virginia and Texas allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our water transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to not only identify and evaluate planned projects at early stages, but also to participate in the engineering and design process and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products are marketed through a network of direct sales force personnel and independent distributors in the United States, Canada and Mexico. Our tubular product facilities are located in Kansas, Texas, Oregon and Louisiana. Our marketing strategy focuses on customer service and customer relationships. For example, we are willing to sell in small lot sizes and are able to provide mixed truckloads of finished products to our customers. Our tubular products are primarily sold to distributors, although we also sell to OEMs to a lesser extent. In addition, we sell these products through a strategic marketing agreement with Lone Star Steel. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

Fabricated Products. Currently, our primary customers for our fabricated products are propane gas marketers. We sell our propane tanks through our direct sales force, which is augmented by a network of independent agents. Inventory is maintained at approximately 15 stocking facilities located in our key geographical markets. Our marketing strategies include regular customer visits, limited print advertising and attendance at industry trade events and expositions. State propane gas associations are influential in this industry. Consequently, we are members of these organizations and support these events in our key territories, which are the midwestern and the southeastern United States.

As our fabricated product line continues its expansion, the transportation, energy and water industries will become larger factors in our marketing efforts. We employ a direct selling strategy for these products.

Manufacturing

Water Transmission. Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies, Pritec® and cement mortar. Linings may be cement mortar, polyurethane or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in our fabrication facilities. The pipe is final inspected and prepared for shipment. We ship our products to project sites principally by truck and rail.

Tubular Products. Tubular products are manufactured by the ERW process in diameters ranging from 0.50 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. Some products are reconfigured into rectangular and square shapes and then cut into the appropriate lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated.

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

Quality Assurance. We have in place quality management systems that emphasize continual improvement and that assure we consistently provide products that meet or exceed customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer. All of our quality management systems in the United States are registered by the International Organization for Standardization, or ISO, under a multi-site registration. Our Monterrey, Mexico facility is expected to be registered by the end of 2007. In addition to ISO qualification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitary Foundation, and Underwriters Laboratory have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until verification that all product requirements have been met.

Product Liability. The manufacturing and use of our products involves a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages, including consequential damages. We warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in the amount of $52 million, which we believe to be adequate. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may also be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2006 and 2005, our backlog of orders was approximately $198.2 million and $125.6 million, respectively. Binding contracts had been executed for all of the projects included in the backlog at December 31, 2006 as of March 15, 2007. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water transmission manufacturing facilities in Oregon, Colorado, California, West Virginia and Texas, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitors in the water transmission business in the western United States and southwestern Canada are Ameron International, Inc. and Continental Pipe Manufacturing Company. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company, McWane Cast Iron Pipe Company and Mueller Water Products, all of which manufacture ductile iron pipe; American Spiral Weld Pipe Company, which manufactures spiral welded steel pipe; and Hanson Concrete Products, Inc., which manufactures concrete cylinder pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with Valmont Industries, Inc., Lindsay Manufacturing Co., Tenaris, Allied Tube and Conduit Corp. and John Maneely Company, as well as imported products.

Fabricated Products. In the propane tank market, we compete against several other tank manufacturers, generally on the basis of price, delivery and customer service. Propane tanks are typically sold in truckload quantities and delivered by common carriers, and accordingly, freight is a significant component of the total delivered cost. From our Monterrey facility, we effectively cover approximately 80% of the continental United States and selected provinces in Canada. Our primary competitors are American Welding & Tank Co. (a division of Harsco Corporation), Trinity Industries, Inc. and Quality Steel Corporation. Periodically other Mexico-based producers sell into the United States, but we believe they are not a significant factor in these markets.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at various Superfund sites, including the Portland Harbor Site discussed under “Legal Proceedings” below. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off, and other matters. We are not aware of any current material violations or citations relating to any of these permits or licenses. We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

We are aware of contamination at some of our properties, and additional sites could arise in the future. Based on our assessment of potential liability, we have no reserves for environmental investigations and cleanup. However, estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control and which may change dramatically. Accordingly, although we believe our reserve position is adequate based on current information, we cannot assure you that our future environmental investigation and cleanup costs and liabilities will not result in a material expense. During 2006, we did not make any material capital expenditures relating primarily to environmental compliance.

We could be subject to various enforcement matters with federal, state, local and foreign regulators regarding our compliance with environmental and occupational safety and health laws and regulations. We are not aware of any current material enforcement matters.

Employees

As of December 31, 2006, we had 1,185 full-time employees. Approximately 23% were salaried and approximately 77% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

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

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

A downturn in government spending related to public water transmission projects would adversely affect our business. Our water transmission business accounted for approximately 71% of our net sales in 2006. Our water transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

We may be subject to claims for damages for defective products, which could adversely affect our business, financial condition and results of operations. We warrant our products to be free of certain defects. Losses may result or be alleged to result from defects in our products, which could subject us to claims for damages, including consequential damages. For example, in July 2004, we settled a product liability class action suit relating to small-diameter, thin walled fire sprinkler pipe. Pursuant to the terms of the settlement, if the remaining insurance funds of approximately $2.5 million are exhausted, we would be obligated to pay class members who have a qualifying leak at any time from July 7, 2004 to July 7, 2019 an aggregate of up to $500,000 per year for qualifying claims (or up to $1.0 million per year in the three years following July 7, 2019 for qualifying claims previously submitted). We cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of outstanding debt. We have financed our operations through cash flow from operations, available borrowings and other financing arrangements. As of December 31, 2006, we had approximately $100.6 million of outstanding debt.

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

Our backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2006 was $198.2 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial condition and results of operations.

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

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Select Market, our average daily trading volume over the twelve months ended December 31, 2006 was approximately 22,000 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our eight operating facilities as of December 31, 2006:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	80,000	45	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	155,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	4 electric resistance mills
Parkersburg, West Virginia	135,000	90	Water transmission	2 spiral mills
Saginaw, Texas	170,000	50 (2 facilities)	Water transmission	1 spiral mill
Monterrey, Mexico	40,000	5	Propane tanks, pressure vessels and other fabricated steel products	multiple line fabrication capability

As of December 31, 2006, we owned all of our facilities except for one of our Saginaw, Texas facilities, which is under a long-term lease through 2008, or 2019 if all extensions are exercised. We also own a facility in Bossier City, Louisiana, which is not currently operating.

We have available manufacturing capacity from time to time at each of our facilities. To take advantage of market opportunities, we may identify capital projects that will allow us to expand our manufacturing facilities to meet expected growth opportunities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

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

EPA and ODEQ have notified us and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ have urged us and other parties receiving the letters to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. That RI/FS is currently being conducted by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). We, along with other parties, reached an Interim Remedial Investigation / Feasibility Study settlement in February, 2007. This agreement, if not terminated, requires us to make a payment of $175,000 on June 8, 2007 to the LWG. This is an interim settlement only and does not obligate us to any further payment or liabilities. Therefore, the extent of our participation in this work is not known, and no adjustments to our financial statements have been recorded for this matter as of December 31, 2006.

In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of our property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. On January 25, 2005, ODEQ and we entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures. We completed the additional assessment work required by the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River, stormwater is appropriately managed under our NPDES permit and the risk assessment screening results justify a No Further Action determination for the facility. The ODEQ review of this report is ongoing. ODEQ is expected to make its recommendations by mid-2007.

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

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of its business. We maintain insurance coverage against potential claims in amounts that we believe to be adequate. Management believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq National Market System under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq National Market System for each quarter in the years ended December 31, 2006 and 2005 were as follows.

	Low	High
2006
First Quarter	$25.76	$30.88
Second Quarter	21.83	30.50
Third Quarter	24.00	32.25
Fourth Quarter	28.13	34.59

2005
First Quarter	$20.90	$29.47
Second Quarter	20.05	26.12
Third Quarter	23.21	30.78
Fourth Quarter	22.12	28.75

There were 76 shareholders of record and approximately 2,500 beneficial shareholders at March 15, 2007. There were no cash dividends declared or paid in fiscal years 2006 or 2005. We do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Old Peer Group was comprised of the following companies: Ameron International Corporation, Lindsay Manufacturing Co., Valmont Industries, Inc. and Maverick Tube Corporation. Maverick Tube Corporation was acquired by Tenaris in 2006, and they are no longer included in the Old Peer Group. The New Peer Group is comprised of the following companies: Ameron International Corporation, Insituform Technologies, and Lindsay Manufacturing, Co. We created the New Peer Group because we believe that the companies included have lines of business and/or stock market capitalization more comparable to ours than companies in the Old Peer Group.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Returns
	Northwest Pipe Company	Russell 2000 Index	Old Peer Group	New Peer Group
December 31, 2001	100.00	100.00	100.00	100.00
December 31, 2002	105.81	79.52	112.24	78.63
December 31, 2003	81.41	117.09	137.29	86.77
December 31, 2004	152.60	138.55	149.28	104.43
December 31, 2005	163.67	144.86	174.51	96.72
December 31, 2006	205.63	171.47	294.03	148.35

Securities Authorized For Issuance Under Equity Compensation Plans

Information with respect to equity compensation plans is included under the caption “Equity Compensation Plan Information” in our definitive proxy statement for our 2007 Annual Meeting of Shareholders and is incorporated by reference herein.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	In thousands, except per share amount
Consolidated Statement of Income Data:
Net sales	$346,591	$329,006	$291,910	$244,987	$266,101
Gross profit	56,713	53,790	49,296	33,228	43,929
Net income	20,019	13,386	12,377	3,531	9,259
Basic earnings per share	2.80	1.97	1.87	0.54	1.42
Diluted earnings per share	2.69	1.90	1.83	0.53	1.37

Consolidated Balance Sheet Data:

Working capital	$166,743	$150,428	$97,932	$71,023	$117,879
Total assets	424,451	338,485	335,403	280,010	286,732
Long-term debt, less current portion	90,915	94,931	59,689	35,914	75,664
Stockholders’ equity	230,826	159,465	144,152	131,651	127,152

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from five manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; and Saginaw, Texas. Our Water Transmission Group accounted for approximately 71% of net sales in 2006.

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas and produces a range of products used in several different markets. We currently make energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and standard pipe that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 24% of our net sales in 2006.

Our Fabricated Products Group generated the remaining 5% of our net sales in 2005. Our Fabricated Products Group primarily produces propane tanks for distribution in rural and suburban areas of the United States. These tanks range in size from 120 gallons to 1,000 gallons. All of these products are produced at our Monterrey, Mexico facility. Recently, we completed an expansion of this facility that should double its capacity. The new production lines are targeted towards manufacturing other steel or aluminum pressure vessels and fabricated parts. We have a number of projects in the prototype or trial order stages that are targeted to the energy, transportation and water industries.

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

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy, highway spending and general economic conditions. In 2005 we began to shift the focus of our Tubular Products Group on products for which we believe we have a sustainable advantage and to reduce our reliance on products which are very susceptible to import competition. This strategy resulted in lower volume in 2005, but in 2006 we were able to increase this group’s sales through growth in energy products.

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

Management Estimates:

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition, allowance for doubtful accounts, warranties, intangible assets, accrued liabilities, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2006, the accounts receivable balance of $68.4 million is reported net of allowances for doubtful accounts of $823,000. We believe the reported allowances at December 31, 2006, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Goodwill:

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. We review for impairment by comparing the fair value of the reporting unit that includes goodwill, as measured by discounted cash flows, market multiples based on earnings, and other valuation methodologies, to the carrying value. As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2006; based on our analysis, we believe no impairment of goodwill exists.

Long-Lived Assets:

Property and equipment are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss.

Effective January 1, 2006, we elected to change our accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. We have determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively.

Inventories:

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw material are stated at cost using the first-in, first-out method of accounting. Raw material inventories of steel coil are stated at cost on a specific identification. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

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

	Year Ended December 31,
	2006	2005	2004
Net sales:
Water transmission	70.6%	70.6%	60.9%
Tubular products	24.5	24.5	35.1
Fabricated products	4.9	4.9	4.0

Total net sales	100.0	100.0	100.0
Cost of sales	83.6	83.7	83.1

Gross profit	16.4	16.3	16.9
Selling, general and administrative expenses	7.9	8.0	7.9
Gain on sale of assets	(2.2)	—	—

Operating income	10.7	8.3	9.0
Interest expense, net	1.9	2.2	2.2

Income before income taxes	8.8	6.1	6.8
Provision for income taxes	3.0	2.0	2.6

Net income	5.8%	4.1%	4.2%

Segment gross profit as a percentage of net sales:
Water transmission	19.0%	20.1%	19.0%
Tubular products	10.5	7.0	14.6
Fabricated products	6.9	8.6	3.7

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales. Net sales increased to $346.6 million in 2006 from $329.0 million in 2005. No single customer accounted for 10% or more of total net sales in 2006 or 2005.

Water Transmission sales increased 5.5% to $244.8 million in 2006 from $232.1 million in 2005. Net sales increased over the same period last year as a result of increased volume, which is attributable to stronger demand that began in the second quarter of 2006 and continued through the end of 2006. In addition to increased sales, the stronger demand resulted in a record backlog at December 31, 2006 of $198.2 million, as compared to the backlog of $125.6 million at the beginning of 2006. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 5.1% to $84.8 million in 2006 from $80.7 million in 2005. The majority of the increase in net sales over last year resulted from improved energy product sales.

Fabricated Products sales increased 4.8% to $17.0 million in 2006 from $16.2 million in 2005. The increase in net sales was a result of increased demand for our propane tank products in the first nine months of the year, offset slightly by a drop in demand in the last quarter of 2006.

Gross profit. Gross profit increased to $56.7 million (16.4% of total net sales) in 2006 from $53.8 million (16.3% of total net sales) in 2005.

Water Transmission gross profit decreased slightly to $46.6 million (19.0% of segment net sales) in 2006 from $46.8 million (20.1% of segment net sales) in 2005. Our Water Transmission gross profit and our gross profit as a percent of segment net sales decreased as a result of product mix. Unlike 2005, where the market was strong in the first half of the year and began to soften in the second half of 2005, 2006 saw a continuation of a relatively slower market though much of the first half of 2006 and then a strengthening in the second half of 2006. Historically, during periods of slow or slowing markets, we see a much more competitive bidding environment. As a result, the projects that were booked during the later part of 2005 and through much of the first half of 2006 were at lower margins and the majority of these projects were produced in 2006.

Gross profit from Tubular Products increased 58.5% to $8.9 million (10.5% of segment net sales) in 2006 from $5.6 million (7.0% of segment net sales) in 2005. Our Tubular Products gross margin percentage increased from the same period last year primarily because of the shift from products that competed directly with imported tubing, to products that we believe have a sustainable competitive market advantage.

Fabricated Products’ gross profit decreased to $1.2 million (6.9% of segment net sales) in 2006 from $1.4 million (8.6% of segment net sales) in 2005. Fabricated Products’ gross profit decreased over the same period last year due to lower volume in the fourth quarter and the inability to pass on the higher cost of steel to our customers in 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 4.1% to $27.4 million (7.9% of total net sales) in 2006 from $26.3 million (8.0% of total net sales) in 2005. The majority of the increase resulted from an increase in incentive compensation and the expensing of stock options that was required beginning on January 1, 2006.

Gain on the sale of assets. On May 31, 2006, we completed the sale of our manufacturing facility in Riverside, California, included in Assets Held for Sale at December 31, 2005. A gain of $7.7 million was recorded.

Interest expense. Interest expense decreased from $7.4 million in 2005 to $6.7 million in 2006. The decrease in interest expense resulted from lower average outstanding borrowings.

Income taxes. Our effective tax rate was approximately 33.9% in 2006 and 33.4% in 2005. The effective tax rates in 2005 and 2006 were lower than historical effective rates. The decrease in our 2006 effective tax rate was mainly due to research and development tax credits that were recorded on amended income tax returns. The decrease in our 2005 effective tax rate was due to changes in Section 199 manufacturing deductions, changes in state apportionment factors, and the resolution of previously uncertain tax matters.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales. Net sales increased to $329.0 million in 2005 from $291.9 million in 2004. No single customer accounted for 10% or more of total net sales in 2005 or 2004.

Water Transmission sales increased 30.6% to $232.1 million in 2005 from $177.8 million in 2004. Net sales increased over the same period in 2004 as a result of increased volume, which was attributable to stronger demand. Our Water Transmission business is impacted by infrastructure improvements; as municipal water agencies initiate improvements, we generally experience an increase in demand for our products. In addition to increased sales, the stronger demand resulted in a consistently strong backlog at December 31, 2005 of $125.6 million, as compared to the backlog of $128.9 million at the beginning of 2005.

Tubular Products sales decreased 21.3% to $80.7 million in 2005 from $102.5 million in 2004. The decrease in net sales over the same period in 2004 was expected, as the strong market conditions experienced in 2004 could not be sustained. Volume decreased in 2005 as we focused our efforts on products we believed offered the opportunity for sustainable profitability, and did not directly compete with low cost imports.

Fabricated Products sales increased 39.9% to $16.2 million in 2005 from $11.6 million in 2004. The increase in net sales was attributable to improved demand, which allowed for an increase in sales prices, and a small increase in market share.

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

Gross profit from Tubular Products decreased 62.4% to $5.6 million (7.0% of segment net sales) in 2005 from $15.0 million (14.6% of segment net sales) in 2004. Our Tubular Products gross margin percentage decreased from the same period in 2004 primarily because, as selling prices stabilized, our cost of goods sold increased because of high cost steel, which reduced our margin.

Fabricated Products gross profit increased to $1.4 million (8.6% of segment net sales) in 2005 from $435,000 (3.7% of segment net sales) in 2004. Fabricated Products gross profit increased over the same period in 2004 due to increased volume combined with better productivity in our operations, and higher selling prices during 2005 as compared to 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 13.8% to $26.3 million (8.0% of total net sales) in 2005 from $23.1 million (7.9% of total net sales) in 2004. While the increase was consistent with the increase in sales, specific factors affecting the increase in expenses included an increase in incentive compensation, and an increase in information systems costs due to our system upgrade completed in 2005.

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

Liquidity and Capital Resources

We generally finance our operations through cash flows from operations and available borrowings. At December 31, 2006, we had cash and cash equivalents of $4.3 million and available borrowings of $26.1 million.

Net cash provided by operating activities in 2006 was $2.0 million. This was primarily the result of our net income of $20.0 million, non-cash adjustments for depreciation and amortization of $3.8 million, an increase in accounts payable of $22.0 million, offset by non-cash adjustments for the deferred gain on sale-leaseback of equipment and a gain from the sale of property and equipment of $1.3 and $8.2 million, respectively, and an increase in inventories of $30.1 million and an increase in trade and other receivables, net of $2.5 million. The increase in inventories and accounts payable resulted primarily from an increase in steel shipments from our vendors at the end of 2006 to support the increase in the production of our Water Transmission Group.

Net cash used in investing activities in 2006 was $48.0 million, which resulted from paying off the majority of our operating leases with resultant additions of property and equipment, offset by $10.4 million in proceeds, primarily from the sale of the Riverside property and equipment in May of 2006.

Net cash provided by financing activities in 2006 was $50.2 million, which primarily resulted from proceeds of $53.6 million from a follow-on stock offering that was completed in November 2006 and option exercises, net payments of $5.3 million on our long-term debt agreements and $1.6 million net borrowings on our line of credit to a financial institution. In November of 2006 we sold 1,955,000 shares and raised $53.1 million after underwriting discounts, commissions and other expenses. The proceeds were used to payoff the operating leases mentioned above and lower our borrowings on our credit agreement.

Cash and cash equivalents increased from $133,000 as of December 31, 2005 to $4.3 million as of December 31, 2006. The increase is a result of cash receipts that had not been applied to our outstanding line of credit balance.

We had the following significant components of debt at December 31, 2006: a $65.0 million credit agreement, under which $43.0 million was outstanding, against which $4.1 million in cash receipts had not yet been applied to the outstanding balance; $8.6 million of Series B Senior Notes; $5.0 million of Senior Notes; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes, $4.5 million of Series D Term Notes and a $4.0 million Industrial Revenue Bond.

The credit agreement expires on May 20, 2010. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution’s prime rate, minus 0.5% to 0.0%. We had $43.0 million outstanding under the line of credit bearing interest at a weighted average rate of 6.91%, against which $4.1 million in cash receipts had not yet been applied to the outstanding balance as of December 31, 2006. At December 31, 2006 we had an additional net borrowing capacity under the line of credit of $26.1 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on

January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Series B Senior Notes in the principal amount of $8.6 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $5.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.0% at December 31, 2006), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Industrial Revenue Bond in the principal amount of $4.0 million matures on July 1, 2016 and requires monthly principal and interest payments, at 5.22%, in the amount of $50,000 that begin February 1, 2007. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

We lease certain equipment used in the manufacturing process. The aggregated interest rate on the capital leases is 5.2%.

The following table sets forth our commitments under the terms of our debt obligations and operating leases:

	Total	2007	2008 / 2009	2010 / 2011	Thereafter
Credit Agreement	$43,000	$—	$—	$43,000	$—
The Notes	13,571	9,286	4,285	—	—
The Term Notes	40,000	—	10,786	11,428	17,786
Capital Leases	4,007	378	873	969	1,787
Operating Leases	7,973	2,758	3,027	1,134	1,054
Interest Payments (1)	16,825	4,239	6,155	4,056	2,375

Total Obligations	$125,376	$16,661	$25,126	$60,587	$23,002

(1)	These amounts represent future interest payments related to our debt obligations, excluding the Credit Agreement.

We also have entered into stand-by letters of credit that total approximately $15.0 million as of December 31, 2006. The stand-by letters of credit relate to customer owned material, workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The credit agreement, the Notes, the Term Notes and Industrial Revenue Bond all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2006, we were not in violation of any of the covenants in our debt agreements.

We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2007. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Off Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Related Party Transactions

We have ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than ten percent of our outstanding stock. During the year ended December 31, 2006, we made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which we lease certain equipment from such affiliates. During the years ended December 31, 2005 and 2004, we made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by us to Wells Fargo and its affiliates amounted to $396,000, $3.3 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Balances due to Wells Fargo and its affiliates were $0 at December 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are assessing SFAS 159 and have not determined the impact that the adoption of SFAS 159 will have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material effect on our financial position or results of operations.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. See Note 1 to the consolidated financial statements for a discussion of the impact that the adoption of SAB 108 had on our financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are assessing SFAS 157 and have not determined the impact that the adoption of SFAS 157 will have on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our financial position or results of operations.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 concludes that the presentation of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We do not believe that the adoption of EITF 06-3 will have a material impact on our financial position or results of operations.

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are assessing EITF 06-5 and have not determined the impact that the adoption of EITF 06-5 will have on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These forward contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. We have six Foreign Exchange Agreements (“Agreements”) at December 31, 2006, which were for an original amount of $13.0 million, of which $2.3 million was still open. Net foreign exchange transaction gains (losses) included in the accompanying consolidated statements of operations were not material for the years ended December 31, 2006 and 2005, respectively. We believe our current risk exposure to exchange rate movements to be de minimis.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($43.0 million outstanding as of December 31, 2006). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-26. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited), in Note 16 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2006. As a result of our identification of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Based on the additional analysis and other procedures conducted, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain effective controls to ensure the validity of certain capitalized costs. Specifically, we lacked effective controls over the accumulation of certain internal costs that were initially capitalized in our property, plant and equipment account during the combination of our Riverside and Adelanto facilities. This control deficiency resulted in an audit adjustment to our annual 2006 consolidated financial statements. Additionally, this control deficiency, if not remediated, could result in a misstatement to property, plant and equipment that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management (including our CEO and CFO) has concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

The aforementioned material weakness reported as of December 31, 2006 has resulted in a change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2006, in order to remediate the aforementioned material weakness, we implemented additional controls and procedures to ensure the validity of certain capitalized costs for self-constructed assets, which we believe renders the design and operation of our disclosure controls and procedures effective as of March 30, 2007, the date of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Elections of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in Northwest Pipe’s Proxy Statement for its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Management has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Operations Controller. A copy of the Code of Ethics can be found on our website at www.nwpipe.com. None of the material on our website is part of this Form 10-K. If there is any waiver from any provision from the code of ethics for our Executive Officers, we will disclose the nature of such waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the captions Executive Compensation and Compensation Discussion and Analysis in Northwest Pipe’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in Northwest Pipe’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in Northwest Pipe’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under the captions Certain Relationships and Related Transactions and Election of Directors in Northwest Pipe’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Registered Public Accounting Firm in Northwest Pipe’s Proxy Statement for its 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

4.1	Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999

10.1	First Amendment to Amended and Restated Credit Agreement dated October 21, 2004 by and between Northwest Pipe Company and Wells Fargo Bank, National Association, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 26, 2004

10.2	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.3	Loan Agreement dated May 1, 1990 between the Company and California Statewide Communities Development Authority, incorporated by reference to Exhibits to the S-1

10.4	Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 27, 1998

10.5	Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.6	Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.7	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.9	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.10	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, as filed with the Securities and Exchange Commission on March 31, 2000

Exhibit Number	Description
10.11	Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

10.12	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000

10.13	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.14	Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001*

10.15	Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001

10.16	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.18	Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated February 25, 2004, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.23	Amendment dated February 25, 2004 to Note Purchase Agreements dated as of November 15, 1997 and dated as of April 1, 1998 between Northwest Pipe Company and the Purchasers named in the schedules to such Agreements, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.24	Credit Agreement among Northwest Pipe Company and Bank of America, N.A., dated May 20, 2005, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

10.26	Amended and Restated Intercreditor and Collateral Agency Agreement among Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Bank of America, N.A., as the Sole Credit Agreement Lender, The 1997 Noteholders, the 1998 Noteholders and Bank of America, N.A., as Collateral Agent, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

10.27	First Amendment to Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated May 20, 2005, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

Exhibit Number	Description
10.28	Long Term Incentive Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004

18.1	Preferability letter, dated May 4, 2006 from PricewaterhouseCoopers LLP, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on May 9, 2006.

21	Subsidiaries of the Registrant, filed herewith

23	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Northwest Pipe Company:

We have completed integrated audits of Northwest Pipe Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Northwest Pipe Company did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining effective controls to ensure the validity of certain capitalized costs, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company did not maintain effective controls to ensure the validity of certain capitalized costs. Specifically, the Company lacked effective controls over the accumulation of certain internal costs that were initially capitalized in their property, plant and equipment account during the combination of the Riverside and Adelanto facilities. This control deficiency resulted in an audit adjustment to the annual 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement to property, plant and equipment that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Northwest Pipe Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Northwest Pipe Company has not maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 30, 2007

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$346,591	$329,006	$291,910
Cost of sales	289,878	275,216	242,614

Gross profit	56,713	53,790	49,296

Selling, general and administrative expense	27,385	26,318	23,126
Gain on sale of assets	(7,674)	—	—

Operating income	37,002	27,472	26,170

Interest expense, net	6,700	7,383	6,346

Income before income taxes	30,302	20,089	19,824

Provision for income taxes	10,283	6,703	7,447

Net income	$20,019	$13,386	$12,377

Basic earnings per share	$2.80	$1.97	$1.87

Diluted earnings per share	$2.69	$1.90	$1.83

Shares used in per share calculations:
Basic	7,152	6,781	6,618

Diluted	7,446	7,063	6,768

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$20,019	$13,386	$12,377

Other comprehensive income (loss):
Minimum pension liability	581	(218)	(1,117)
Tax effect	(203)	78	420

Comprehensive income	$20,397	$13,246	$11,680

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,259	$133
Trade and other receivables, less allowance for doubtful accounts of $823 and $500	68,425	64,538
Costs and estimated earnings in excess of billings on uncompleted contracts	74,353	73,161
Inventories	79,300	51,070
Refundable income taxes	5,889	1,518
Deferred income taxes	3,134	1,543
Prepaid expenses and other	2,154	1,474
Assets held for sale	—	2,900

Total current assets	237,514	196,337
Property and equipment, net	160,776	117,369
Goodwill, net of accumulated amortization of $2,266	21,451	21,451
Other assets	4,710	3,328

Total assets	$424,451	$338,485

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,663	$9,361
Accounts payable	50,865	28,914
Accrued liabilities	10,243	7,634

Total current liabilities	70,771	45,909
Note payable to financial institution	43,000	41,353
Long-term debt, less current portion	47,915	53,578
Deferred income taxes	29,499	23,786
Deferred gain on sale of equipment	—	11,849
Pension and other benefits	2,440	2,545

Total liabilities	193,625	179,020

Commitments and contingencies (Notes 8 and 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,877,859 and 6,839,962 shares issued and outstanding	89	68
Additional paid-in-capital	97,303	42,973
Retained earnings	135,130	118,498
Accumulated other comprehensive loss	(1,696)	(2,074)

Total stockholders’ equity	230,826	159,465

Total liabilities and stockholders’ equity	$424,451	$338,485

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2003	6,560,385	$66	$39,667	$92,735	$(817)	$131,651
Net income				12,377		12,377
Issuance of common stock under stock option plans	125,811	1	927			928
Minimum pension liability adjustment					(1,117)	(1,117)
Tax benefit of stock options exercised			313			313

Balances, December 31, 2004	6,686,196	67	40,907	105,112	(1,934)	144,152
Net income				13,386		13,386
Issuance of common stock under stock option plans	153,766	1	1,712			1,713
Minimum pension liability adjustment, net of tax benefit of $78					(140)	(140)
Tax benefit of stock options exercised			354			354

Balances, December 31, 2005	6,839,962	68	42,973	118,498	(2,074)	159,465
SAB 108 adjustment				(3,387)		(3,387)
Net income				20,019		20,019
Issuance of common stock under stock option plans	82,897	1	551			552
Tax benefit from stock option plans			491			491
Proceeds from sale of common stock, net of issuance costs of $381	1,955,000	20	53,035			53,055
Minimum pension liability adjustment, net of tax expense of $203					378	378
Stock based compensation expense			253			253

Balances, December 31, 2006	8,877,859	$89	$97,303	$135,130	$(1,696)	$230,826

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$20,019	$13,386	$12,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,782	5,451	6,203
Amortization of debt issuance costs	295	178	135
Deferred income taxes	6,029	1,810	1,662
Deferred gain on sale-leaseback of equipment	(1,304)	(1,422)	(6,351)
(Gain) loss on disposal of property and equipment	(8,193)	107	28
Stock based compensation expense	253	—	—
Tax benefit from stock option plans	(285)	354	313
Changes in current assets and liabilities:
Trade and other receivables, net	(2,514)	(10,656)	(5,305)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,192)	(1,956)	(28,431)
Inventories	(30,072)	9,626	(17,041)
Refundable income taxes	(4,094)	(1,518)	2,654
Prepaid expenses and other	(2,357)	3,896	496
Accounts payable	21,951	(15,621)	20,148
Accrued and other liabilities	(356)	(585)	2,811

Net cash provided by (used in) operating activities	1,962	3,050	(10,301)
Cash Flows From Investing Activities:
Additions to property and equipment	(58,428)	(18,502)	(11,995)
Proceeds from sale of property and equipment	10,414	10	12

Net cash used in investing activities	(48,014)	(18,492)	(11,983)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	53,607	1,713	928
Borrowings on long-term debt	4,000	4,500	35,500
Payments on long-term debt	(9,286)	(12,214)	(10,965)
Net borrowings (payments) under notes payable to financial institutions	1,647	12,941	(1,029)
Payments of debt issuance costs	—	(131)	(1,180)
Proceeds of sale-leaseback	—	9,500	—
Borrowings from capital lease obligations	—	—	79
Payments on capital lease obligations	(75)	(823)	(1,088)
Tax benefit from stock option plans	285	—	—

Net cash provided by financing activities	50,178	15,486	22,245

Net increase (decrease) in cash and cash equivalents	4,126	44	(39)
Cash and cash equivalents, beginning of period	133	89	128

Cash and cash equivalents, end of period	$4,259	$133	$89

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$7,039	$7,147	$6,122
Cash paid during the period for income taxes (net of tax refunds of $262, $526, and $4,101)	7,992	6,146	2,772

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition, allowance for doubtful accounts, warranties, intangible assets, accrued liabilities, income taxes, and contingencies and litigation. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments and contract disputes. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. If the past due amount results from a specific water transmission project, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2006 and 2005 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw material are stated at cost using the first-in, first-out method of accounting. Raw material inventories of steel coil are stated at cost on a specific identification. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization are determined by the straight-line method based on the estimated useful lives of the related assets, except for certain equipment, for which depreciation is determined by the units of production method. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the assets.

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	20 –30 years
Buildings	20 – 40 years
Equipment	5 – 18 years

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively. The impact of the change in the current period was a decrease in depreciation expense of $1.9 million during the year ended December 31, 2006, or $0.17 per diluted share.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Net goodwill was $21.5 million at December 31, 2006 and 2005. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed annually or more frequently if impairment indicators arise, for impairment. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2006.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 294,586, 281,719 and 150,271 for the years ended December 31, 2006, 2005, 2004, respectively, were used in the calculations of diluted earnings per share. For the years ended December 31, 2006 and 2005, the calculation of diluted earnings per share included all common equivalent shares. Options to purchase 304,686 shares of common stock at prices of $17.125 to $22.875 per share were outstanding during 2004, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2006 and 2005.

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

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS 148). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. No share-based employee compensation cost was recognized in the Company’s financial statements for the periods ended prior to January 1, 2006, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation (dollar amounts in thousands):

	Year Ended December 31,
	2005	2004
Net income, as reported	$13,386	$12,377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	280	322

Pro forma net income	$13,106	$12,055

Earnings per share:
Basic—as reported	$1.97	$1.87
Basic—pro forma	$1.93	$1.82

Diluted—as reported	$1.90	$1.83
Diluted—pro forma	$1.86	$1.78

The fair value of options granted in 2006, 2005 and 2004 is estimated as of the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	5.02%	4.01%	4.50%
Expected dividend yield	0%	0%	0%
Expected volatility	42.29%	45.74%	45.92%
Expected lives (years)	5.28	6.44	7.83

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” The SFAS 123(R) requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included $285,000 for the year ended December 31, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

See Note 10 for further discussion of the Company’s share-based compensation.

Recent Accounting Pronouncements

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS 159 and has not determined the impact that the adoption of SFAS 159 will have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in the Company’s statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material effect on its financial position or results of operations.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects of applying the guidance in SAB 108 through January 1, 2006 (in thousands). Amounts shown reflect increases (decreases) in the related account balances:

	Adjustment at January 1, 2006	Origination Period of Misstatement
		Year ended December 31,		2003 and Prior
		2005	2004
Accrued liabilities	$3,008	$598	$326	$2,084
Inventories	(1,842)	116	(79)	(1,879)
Property and equipment, net	(721)	(721)	—	—

	(5,571)	(1,203)	(405)	(3,963)

Deferred income taxes	1,906	185	156	1,565
Refundable income taxes	278	278	—	—

Increase (decrease) in net income	—	$(740)	$(249)	$(2,398)

Decrease to retained earnings	$(3,387)

The Company quantified these errors under the roll-over method and concluded they were immaterial, individually and in the aggregate. With respect to accrued liabilities, the Company adjusted the workers’ compensation accrual to more closely align with estimates provided by an actuary in each of the periods prior to January 1, 2006, and adjusted property tax expense by $272,000 in 2005. With respect to inventory, the Company adjusted amounts that had previously been capitalized as inventoriable. With respect to property and equipment, net, the Company expensed internal costs of constructing assets used in the manufacturing process that had previously been capitalized in error. Because of the errors described above, deferred and refundable income taxes required adjustment by $2.2 million related to years prior to 2006. To record the initial application of SAB 108, the Company recorded a $3.4 million adjustment to decrease retained earnings at January 1, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its financial position or results of operations.

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

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is assessing EITF 06-5 and has not determined the impact that the adoption of EITF 06-5 will have on its financial position or results of operations.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS:

	December 31,
	2006	2005
	(in thousands)
Costs incurred on uncompleted contracts	$269,966	$260,752
Estimated earnings	66,434	73,601

	336,400	334,353
Less billings to date	(262,047)	(261,192)

	$74,353	$73,161

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts.

3.	INVENTORIES:

	December 31,
	2006	2005
	(in thousands)
Finished goods	$30,716	$24,682
Raw materials	46,533	24,145
Materials and supplies	2,051	2,243

	$79,300	$51,070

4.	ASSETS HELD FOR SALE:

On May 31, 2006, the Company completed the sale of its manufacturing facility in Riverside, California, included in Assets Held for Sale at December 31, 2005. A gain of $7.7 million was recorded.

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2006	2005
	(in thousands)
Land and improvements	$16,521	$15,533
Buildings	31,712	29,782
Equipment	138,693	96,275
Equipment under capital leases	4,055	521
Construction in progress	11,123	13,170

	202,104	155,281
Less accumulated depreciation and amortization	(41,328)	(37,912)

Property and equipment, net	$160,776	$117,369

Depreciation expense was $3.8 million, $5.5 million and $6.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated amortization associated with property and equipment under capital leases was $9,000 and $170,000 at December 31, 2006 and 2005, respectively.

6.	LINE OF CREDIT AGREEMENT:

At December 31, 2006, the Company had a $65.0 million line of credit agreement, under which $43.0 million was outstanding, bearing interest at a weighted average rate of 6.91%, against which $4.1 million of cash receipts had not yet been applied. At December 31, 2006, the Company had additional net borrowing capacity under the line of credit of $26.1 million. The line of credit expires on May 20, 2010, and bears interest at rates related to LIBOR plus 0.75% to 1.50%, or the lending institution’s prime rate, minus 0.5% to 0.0%. The line of credit agreement contains the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage test and a minimum asset coverage ratio. At December 31, 2006, the Company was in compliance with all covenants specified in the line of credit agreement.

7.	LONG-TERM DEBT:

	December 31,
	2006	2005
	(in thousands)
Senior Notes, maturing on November 15, 2007, due in annual payments of $5.0 million that began November 15, 2001, plus interest at 6.87% paid quarterly, on February 15, May 15, August 15 and November 15, collateralized by accounts receivable, inventory and certain equipment	$5,000	$10,000
Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million that began April 1, 2002, plus interest at 6.91% paid quarterly, on January 1, April 1, July 1, and October 1, collateralized by accounts receivable, inventory and certain equipment	8,571	12,857
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that begin February 25, 2008, plus interest at 8.75% paid quarterly, on February 25, May 25, August 25, and November 25, collateralized by accounts receivable, inventory and certain equipment	15,000	15,000
Series B Term Notes, maturing on June 21, 2014, due in annual payments of $1.5 million that begin June 21, 2008, plus interest at 8.47% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	10,500	10,500
Series C Term Notes, maturing on October 26, 2014, due in annual payments of $1.4 million that begin October 26, 2008, plus interest at 7.36% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	10,000	10,000
Series D Term Notes, maturing on January 24, 2015, due in annual payments of $643 that begin January 24, 2009, plus interest at 7.32% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	4,500	4,500
Industrial Revenue Bond, classified as a Capital Lease, maturing on July 1, 2016, due in monthly payments of $50,000 from February 1, 2007 until February 1, 2015, at which time monthly payments of $348 are due, interest at 5.22%, collateralized by certain property and equipment	4,000	—
Other Capital Leases	7	82

Total long-term debt	$57,578	$62,939

Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$9,663	$9,361
Long-term debt, less current portion	47,915	53,578

	$57,578	$62,939

The Company is required to maintain certain financial ratios under its long-term debt agreements, including the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage test and a minimum asset coverage ratio. At December 31, 2006, the Company was in compliance with all covenants specified in its long-term debt agreements.

Future principal payments of long-term debt and future lease payments under non-cancelable capital leases are as follows (in thousands):

	Long-term debt	IRB and Capital Leases
2007	$9,286	$561
2008	9,357	605
2009	5,714	605
2010	5,714	605
2011	5,714	605
Thereafter	17,786	1,950

	$53,571	$4,931

Total minimum lease payments		$4,931
Less—Amount representing interest		924

Present value of minimum lease payments with average interest rates of 5.2%		4,007
Current portion of capital lease		377

Capital lease obligation, less current portion		$3,630

Interest expense was $7.0 million, net of amounts capitalized of $568,000 in 2006, $7.4 million, net of amounts capitalized of $340,000 in 2005, and $6.3 million in 2004.

8.	OPERATING LEASES:

The Company has entered into various equipment leases with terms of ten years or less. Total rental expense for 2006, 2005 and 2004 was $11.0 million, $11.2 million, and $14.5 million, respectively. Future minimum payments as of December 31, 2005 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2007	$2,758
2008	1,856
2009	1,171
2010	741
2011	393
Thereafter	1,054

$7,973

Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates.

9.	RETIREMENT PLANS:

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

The Company also has two noncontributory defined benefit plans, a union and a salaried benefit plan. Both plans are frozen, and participants are fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to date the plans were frozen. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2006 the Company had recorded, in accordance with the actuarial valuation, a prepaid benefit cost of $231,000 and an accrued pension liability of $89,000, and an unrecognized actuarial loss, net of tax of $1.7 million in accumulated other comprehensive income. As of December 31, 2005, the Company had recorded an accrued pension liability of $773,000 and a minimum pension liability, net of tax of $2.1 million in accumulated other comprehensive income. Additionally, as of December 31, 2006 and 2005, the accumulated benefit obligation was $4.8 million and $5.0 million, respectively, and the fair value of plan assets was $5.0 million and $4.3 million, respectively.

Total expense for all retirement plans in 2006, 2005 and 2004 was $1.2 million, $1.1 million and $951,000, respectively.

10.	SHARE-BASED COMPENSATION PLANS:

The 1995 Stock Option Plan for Nonemployee Directors and the Amended 1995 Stock Incentive Plan provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. There were 582,702 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2006, against which 573,702 options have been granted and remain outstanding. There were 734,336 and 893,576 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2005 and 2004, respectively.

A summary of status of the Company’s stock options as of December 31, 2006 and changes during the year then ended is presented below:

	Outstanding	Per Share	Contractual Life	Value
				(In thousands)
Balance, December 31, 2003	982,857	$14.17
Options granted	8,000	14.00
Options exercised or exchanged	(125,811)	7.38
Options canceled	(5,581)	16.74

Balance, December 31, 2004	859,465	15.14
Options granted	8,000	22.07
Options exercised or exchanged	(153,766)	11.14
Options canceled	(2,363)	21.72

Balance, December 31, 2005	711,336	16.06
Options granted	6,000	28.31
Options exercised or exchanged	(143,634)	17.98
Options canceled	—	—

Balance, December 31, 2006	573,702	$15.71	3.25	$10,274

Exercisable, December 31, 2006	569,725	$15.70	3.23	$10,212

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the year ended December 31, 2006 was $2.1 million.

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $12.88, $11.77, and $8.98, respectively.

For the year ended December 31, 2006, total share-based compensation expense of $253,000 was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $167,000. As of December 31, 2006, $36,000 of unrecognized compensation expense related to nonvested options is expected to be recognized over a weighted average period of 5 months.

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31 - $13.56	154,246	3.55	$13.33	154,246	$13.33
$14.00 - $14.56	130,033	4.45	14.02	130,033	14.02
$14.75 - $15.75	135,586	2.10	14.78	135,586	14.78
$17.90 - $28.31	153,837	2.96	20.35	149,860	20.42

	573,702	3.25	$15.71	569,725	$15.70

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2006, 2005 and 2004, respectively: 569,725 at $15.70, 684,073 at $16.06, and 777,638 at $15.14.

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

EPA and ODEQ have notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ have urged the Company and other parties receiving the letters to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. That RI/FS is currently being conducted by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company, along with other parties, reached an Interim Remedial Investigation / Feasibility Study settlement in February, 2007. This agreement, if not terminated, requires the Company to make a payment of $175,000 on June 8, 2007 to the LWG. This is an interim settlement only and does not obligate the Company to any further payment or liabilities. Therefore, the extent of the Company’s participation in this work is not known, and no adjustments to the Company’s financial statements have been recorded for this matter, as of December 31, 2006.

In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that a source of the VOCs is located off site. There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ recommended a remedial investigation and feasibility study for further evaluation of both groundwater and stormwater at the plant. On January 25, 2005, ODEQ and the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures. The Company completed the additional assessment work required by the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River, stormwater is appropriately managed under the Company’s NPDES permit and the risk assessment screening results justify a No Further Action determination for the facility. The ODEQ review of this report is ongoing. ODEQ is expected to make its recommendations by mid-2007.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $15.0 million. The stand-by letters of credit relate to customer owned raw materials, workers’ compensation and general liability insurance.

13.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal	$4,163	$3,991	$5,927
State	370	825	(142)

Deferred:
Federal	4,991	2,195	876
State	759	(308)	786

	$10,283	$6,703	$7,447

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is explained as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Provision at statutory rate	$10,606	$7,031	$6,938
State provision, net of federal benefit	713	337	846
Research and development credits	(1,313)	—	—
Other	277	(665)	(337)

	$10,283	$6,703	$7,447

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

	December 31,
	2006	2005
	(in thousands)
Current deferred tax assets:
Inventories	$1,566	$998
Accrued employee benefits	1,862	826
Trade receivables, net	319	194
Net operating loss carryforwards	149	140

	3,896	2,158
Current deferred tax liabilities:
Prepaid expenses	(269)	(194)
Other	(493)	(421)

Current deferred tax assets, net	$3,134	$1,543

Noncurrent deferred tax assets:
Net operating loss carryforwards	$742	$885
Other	120	196

	862	1,081
Valuation allowance	(520)	(520)

	342	561
Noncurrent deferred tax liabilities:
Property and equipment	(29,841)	(24,347)

Noncurrent deferred tax liabilities, net	$(29,499)	$(23,786)

Net deferred tax liabilities	$(26,365)	$(22,243)

As of December 31, 2006, the Company had approximately $1.4 million of federal net operating loss carryforwards and $6.6 million of state net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel, which are limited in their use to approximately $348,000 per year during the 15 year carryforward period which expires in 2010. During the year ended December 31, 2005, the Company recorded a valuation allowance of $42,000 related to the state net operating loss carryforwards. As it was considered more likely than not the benefits would not be realized, the valuation allowance was recorded based upon current and anticipated future taxable income, state tax rates, and state apportionment.

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

The Company’s tubular products segment manufactures and markets smaller diameter, electric resistance welded steel pipe for use in a wide range of applications, including construction, agricultural, industrial, energy and traffic signpost systems. Tubular Products manufacturing facilities are located in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States, Canada and Mexico.

The Company’s fabricated products segment manufactures and markets propane tanks, as well as a wide range of other fabricated metal products. Propane tanks are used for home heating, agricultural and light industrial applications, and other fabricated metal products such as air receivers, custom pressure vessels and components for other OEMs are currently targeted to the transportation, energy and water industries. The Fabricated Products manufacturing facility is located in Monterrey, Mexico and products are sold through a network of direct sales force personnel and independent agents.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. As of December 31, 2006, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net sales:
Water transmission	$244,810	$232,102	$177,765
Tubular products	84,756	80,664	102,535
Fabricated products	17,025	16,240	11,610

Total	$346,591	$329,006	$291,910

Gross profit:
Water transmission	$46,601	$46,759	$33,863
Tubular products	8,932	5,636	14,998
Fabricated products	1,180	1,395	435

Total	$56,713	$53,790	$49,296

Interest expense, net:
Water transmission	$3,303	$3,513	$3,547
Tubular products	2,801	3,290	2,401
Fabricated products	596	580	398

Total	$6,700	$7,383	$6,346

Depreciation and amortization of property and equipment:
Water transmission	$1,849	$2,501	$2,380
Tubular products	515	1,598	2,588
Fabricated products	284	268	259

Total	2,648	4,367	5,227
Corporate	1,134	1,084	976

Total	$3,782	$5,451	$6,203

Capital expenditures:
Water transmission	$25,103	$13,289	$6,977
Tubular products	31,955	3,758	4,733
Fabricated products	768	221	80

Total	57,826	17,268	11,790
Corporate	602	1,234	205

Total	$58,428	$18,502	$11,995

Net sales by geographic area:
United States	$329,180	$313,765	$275,445
Other	17,411	15,241	16,465

Total	$346,591	$329,006	$291,910

	Year Ended December 31,
	2006	2005
	(in thousands)
Goodwill:
Water transmission	$—	$—
Tubular products	21,451	21,451
Fabricated products	—	—

Total	$21,451	$21,451

Total Assets:
Water transmission	$255,737	$213,252
Tubular products	125,321	96,052
Fabricated products	15,002	11,924

Total	396,060	321,228
Corporate	28,391	17,257

Total	$424,451	$338,485

No one customer represented more than 10% of total sales in 2006, 2005 or 2004.

15.	RELATED PARTY TRANSACTIONS:

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than ten percent of the Company’s outstanding stock. During the year ended December 31, 2006, the Company made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the years ended December 31, 2005 and 2004, the Company made the following payments to affiliates of Wells Fargo: (i) capital and operating lease payments pursuant to which the Company leases certain equipment from such affiliates, (ii) payments of interest and fees pursuant to letters of credit originated by such affiliates, (iii) payments of principal and interest on an industrial development bond, and (iv) payments of principal, interest and related fees in connection with loan agreements between the Company and such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $396,000, $3.3 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Balances due to Wells Fargo and its affiliates were $0 at December 31, 2006 and 2005, respectively.

16.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2006 and 2005 is as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales:
Water transmission	$55,947	$51,343	$65,481	$72,039
Tubular products	18,900	22,593	22,272	20,991
Fabricated products	3,971	3,920	4,665	4,469

Total net sales	$78,818	$77,856	$92,418	$97,499

Gross profit:
Water transmission	$10,173	$9,816	$12,725	$13,887
Tubular products	1,908	2,654	2,242	2,128
Fabricated products	383	334	243	220

Total gross profit	$12,464	$12,804	$15,210	$16,235

Net income	$2,638	$7,323	$4,079	$5,979

Earnings per share:
Basic	$0.39	$1.07	$0.59	$0.74
Diluted	$0.37	$1.03	$0.57	$0.72

2005
Net sales:
Water transmission	$56,033	$59,963	$61,747	$54,359
Tubular products	19,565	22,882	20,486	17,732
Fabricated products	3,160	3,581	4,521	4,977

Total net sales	$78,758	$86,426	$86,754	$77,068

Gross profit:
Water transmission	$10,327	$12,465	$12,709	$11,258
Tubular products	1,757	1,127	1,076	1,676
Fabricated products	113	133	454	695

Total gross profit	$12,197	$13,725	$14,239	$13,629

Net income	$2,591	$3,428	$3,976	$3,391

Earnings per share:
Basic	$0.39	$0.51	$0.58	$0.50
Diluted	$0.37	$0.49	$0.56	$0.48

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$500	$2,194	($1,871)	$823
Valuation allowance for deferred tax assets	520	—	—	520

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,221	$599	($1,320)	$500
Valuation allowance for deferred tax assets	478	42	—	520

Year ended December 31, 2004:
Allowance for doubtful accounts	$831	$1,274	($884)	$1,221
Valuation allowance for deferred tax assets	—	478	—	478

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2007.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM
Brian W. Dunham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 30th day of March 2007.

Signature	Title

/s/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board

/s/ BRIAN W. DUNHAM Brian W. Dunham	Director, President and Chief Executive Officer

/s/ JOHN D. MURAKAMI John D. Murakami	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL C. FRANSON Michael C. Franson	Director

/s/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/s/ NEIL R. THORNTON Neil R. Thornton	Director

/s/ RICHARD A. ROMAN Richard A. Roman	Director