Form 10-Q
period 2007-03-31
NORTHWEST PIPE CO
filed 2007-05-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	8,933,593
(Class)	(Shares outstanding at May 1, 2007)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands)

	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$180	$4,259
Trade and other receivables, less allowance for doubtful accounts of $974 and $823	69,714	68,425
Costs and estimated earnings in excess of billings on uncompleted contracts	63,966	74,353
Inventories	74,986	79,300
Refundable income taxes	2,861	5,889
Deferred income taxes	4,460	3,134
Prepaid expenses and other	1,966	2,154

Total current assets	218,133	237,514
Property and equipment less accumulated depreciation and amortization of $42,417 and $41,328	165,328	160,776
Goodwill	21,451	21,451
Prepaid expenses and other	4,894	4,710

Total assets	$409,806	$424,451

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$12,178	$9,663
Accounts payable	28,939	50,865
Accrued liabilities	11,768	10,243

Total current liabilities	52,885	70,771
Note payable to financial institution	40,600	43,000
Long-term debt, less current portion	46,725	47,915
Deferred income taxes	30,433	29,499
Pension and other benefits	2,564	2,440

Total liabilities	173,207	193,625

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,933,593 and 8,877,859 shares issued and outstanding	89	89
Additional paid-in-capital	98,542	97,303
Retained earnings	139,664	135,130
Accumulated other comprehensive loss:
Minimum pension liability	(1,696)	(1,696)

Total stockholders’ equity	236,599	230,826

Total liabilities and stockholders’ equity	$409,806	$424,451

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net sales	$90,736	$78,818
Cost of sales	74,632	66,354

Gross profit	16,104	12,464

Selling, general and administrative expense	7,302	6,416

Operating income	8,802	6,048

Interest expense, net	1,604	1,758

Income before income taxes	7,198	4,290

Provision for income taxes	2,664	1,652

Net income	$4,534	$2,638

Basic earnings per share	$0.51	$0.39

Diluted earnings per share	$0.49	$0.37

Shares used in per share calculations:
Basic	8,924	6,841

Diluted	9,213	7,125

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,534	$2,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,135	878
Amortization of debt issuance costs	73	74
Deferred income taxes	(392)	404
Deferred gain on sale-leaseback of equipment	—	(355)
Loss on disposal of property and equipment	81	9
Stock based compensation expense	23	73
Tax benefit of stock options exercised	334	3
Excess tax benefit of stock options exercised	(190)	(3)
Changes in current assets and liabilities:
Trade and other receivables, net	(1,289)	1,970
Costs and estimated earnings in excess of billings on uncompleted contracts	10,387	1,948
Inventories	4,314	(3,297)
Refundable income taxes	3,028	1,174
Prepaid expenses and other	(69)	(1,540)
Accounts payable	(21,926)	9,301
Accrued and other liabilities	1,649	653

Net cash provided by operating activities	1,692	13,930

Cash Flows From Investing Activities:
Additions to property and equipment	(4,321)	(4,939)

Net cash used in investing activities	(4,321)	(4,939)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	882	50
Net payments under notes payable from financial institutions	(2,400)	(9,002)
Payments on long-term debt	(122)	(44)
Excess tax benefit of stock options exercised	190	3

Net cash used in financing activities	(1,450)	(8,993)

Net decrease in cash and cash equivalents	(4,079)	(2)
Cash and cash equivalents, beginning of period	4,259	133

Cash and cash equivalents, end of period	$180	$131

Non-cash investing and financing activity:
Converted operating lease to capital lease	$1,447	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three months ended March 31, 2007 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007 or any portion thereof.

2.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 289,241 and 284,076 for the three months ended March 31, 2007 and 2006, respectively, were used in the calculations of diluted earnings per share. For the three months ended March 31, 2007 and 2006, the calculation of diluted earnings per share included all common equivalent shares.

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

	March 31, 2007	December 31, 2006
	(In thousands)
Finished goods	$33,630	$30,716
Raw materials	39,322	46,533
Materials and supplies	2,034	2,051

	$74,986	$79,300

4.	Segment Information

The Company’s operations are organized in three business segments, which are based on the nature of the products sold. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended March 31,
	2007	2006
	(In thousands)
Net sales:
Water Transmission	$64,581	$55,947
Tubular Products	22,982	18,900
Fabricated Products	3,173	3,971

Total	$90,736	$78,818

Gross profit:
Water Transmission	$13,736	$10,173
Tubular Products	2,310	1,908
Fabricated Products	58	383

Total	$16,104	$12,464

5.	Recent Accounting and Reporting Developments

In February 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing SFAS 159 and has not determined the impact that the adoption of SFAS 159 will have on its financial position or results of operations.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) related to EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 concludes that the presentation of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy that should be disclosed. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company will continue to use the net basis for presentation.

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 had no impact on the Company’s financial position or results of operations.

6.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $697,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $835,000 of unrecognized tax benefits.

The Company files numerous income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $56,000 of accrued interest related to uncertain tax positions.

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

The Company has one active stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, which provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one inactive stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding and continue to vest. There were 526,968 shares of common stock reserved for issuance under the Company’s stock compensation plans at March 31, 2007, against which 517,968 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

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

For the three months ended March 31, 2007 and 2006, total share-based compensation expense of $23,000 and $73,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $14,000 and $45,000, respectively. As of March 31, 2007, $13,000 of unrecognized compensation expense related to nonvested options is expected to be recognized over a weighted average period of 2 months.

A summary of status of the Company’s stock options as of March 31, 2007 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2007	573,702	$15.71
Options granted	—	—
Options exercised	(55,734)	15.84
Options canceled	—	—

Balance, March 31, 2007	517,968	$15.70	3.05	$12,500

Exercisable, March 31, 2007	516,367	$15.69	3.05	$12,465

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the three months ended March 31, 2007 was $876,000.

9.	Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than 10 percent of our common stock, and is therefore considered a related party. During the three months ended March 31, 2007, the Company made payments to affiliates of Wells Fargo for operating and capital lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three months ended March 31, 2006, we made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $106,000 and $138,000, respectively, for the three months ended March 31, 2007 and 2006, respectively. Balances due to Wells Fargo and its affiliates were $1.4 million at March 31, 2007 and $0 at December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Our Fabricated Products Group generated the remaining 5% of our net sales in 2006. Our Fabricated Products Group primarily produces propane tanks for distribution in rural and suburban areas of the United States. These tanks range in size from 120 gallons to 1,000 gallons. All of these products are produced at our Monterrey, Mexico facility. Recently, we completed an expansion of this facility. The new production lines are targeted towards manufacturing other steel or aluminum pressure vessels and fabricated parts, and specialty fabrications for our Water Transmission Group.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair and upgrade. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe, because of our reputation for quality, our long relationships and our breadth of product offerings, our products are generally included in most projects for which the pipe falls within our manufacturing strengths.

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy, highway spending and general economic conditions. We have recently refined the offerings in our Tubular Products Group to focus on products for which we believe we have a sustainable advantage and to reduce our reliance on certain products, such as fence frameworks and mechanical tubing, which are very susceptible to import competition. This strategy resulted in an improvement in gross margin in 2006. As we look ahead, we see opportunities to increase volume through growth in energy products, non-residential construction products and traffic signpost systems.

Overall demand for our Fabricated Products Group’s propane tanks is primarily driven by weather patterns and residential heating needs, construction activity, and general economic conditions. In the later part of 2006, we began manufacturing specialty pipe fittings for our Water Transmission Group. The initial results of this venture were promising and we have scheduled additional water transmission work in this facility. We believe this may be the best utilization of this facility in the long-term.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

See Note 5 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2007	2006
Net sales
Water Transmission	71.2%	71.0%
Tubular Products	25.3	24.0
Fabricated Products	3.5	5.0

Total net sales	100.0	100.0
Cost of sales	82.3	84.2

Gross profit	17.7	15.8
Selling, general and administrative expense	8.0	8.1

Operating income	9.7	7.7
Interest expense, net	1.8	2.3

Income before income taxes	7.9	5.4
Provision for income taxes	2.9	2.1

Net income	5.0%	3.3%

Gross profit as a percentage of segment net sales:
Water Transmission	21.3%	18.2%
Tubular Products	10.0	10.1
Fabricated Products	1.8	9.7

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales. Net sales increased 15.1% to $90.7 million for the first quarter of 2007 compared to $78.8 million for the first quarter of 2006.

Water Transmission sales increased 15.4% to $64.6 million in the first quarter of 2007 from $56.0 million in the first quarter of 2006. Net sales for the three months ended March 31, 2007, increased over the same period last year as a result of higher production in most of our facilities. The higher production resulted from the increased backlog at the beginning of 2007 of $198.2 million compared to $125.6 million at the beginning of 2006. Backlog decreased to $192.0 million at the end of the first quarter of 2007. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 21.6% to $23.0 million in the first quarter of 2007 from $18.9 million in the first quarter of 2006. The majority of the increase in net sales over the same period last year resulted from increased energy product sales.

Fabricated Products sales decreased by 20.1% to $3.2 million in the first quarter of 2007 from $4.0 million in the first quarter of 2006. The decrease in net sales over the same period last year was a result of a softening in the market for our propane tank products.

No single customer accounted for 10% or more of net sales in the first quarter of 2007 or 2006.

Gross Profit. Gross profit increased 29.2% to $16.1 million (17.7% of total net sales) in the first quarter of 2007 from $12.5 million (15.8% of total net sales) in the first quarter of 2006.

Water Transmission gross profit increased 35.0% to $13.7 million (21.3% of segment net sales) in the first quarter of 2007 from $10.2 million (18.2% of segment net sales) in the first quarter of 2006. Water Transmission gross profit increased for the three months ended March 31, 2007 over the same period last year due in part to the reduction of rent expense as a result of the purchase in the fourth quarter of 2006 of manufacturing equipment that we leased under certain operating leases and certain non-recurring events that were recorded in the first quarter of 2007.

Gross profit from Tubular Products increased to $2.3 million (10.0% of segment net sales) in the first quarter of 2007 from $1.9 million (10.1% of segment net sales) in the first quarter of 2006. While gross profit increased $400,000 as a result of higher volume, margin as a percentage of segment net sales remained consistent at 10.0% in the first quarter of 2007 compared to 10.1% in the first quarter of 2006.

Gross profit from Fabricated Products decreased to $58,000 (1.8% of segment net sales) in the first quarter of 2007 from $383,000 (9.7% of segment net sales) in the first quarter of 2006. Fabricated Products gross profit decreased for the three months ended March 31, 2007 over the same period last year primarily as a result of our inability to pass on higher steel costs, due to the poor market for propane tanks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.3 million (8.0% of total net sales) in the first quarter of 2007 from $6.4 million (8.1% of total net sales) in the first quarter of 2006. The increase in the first quarter of 2007 from the same period last year was primarily attributable to higher salaries and fringe benefits, increased incentive compensation and higher bad debt expense.

Interest Expense, net. Interest expense, net decreased to $1.6 million in the first quarter of 2007 from $1.8 million in the first quarter of 2006. The decrease in the three months ended March 31, 2007 over the same period last year resulted from the collection of interest income from customers.

Income Taxes. The provision for income taxes was $2.7 million in the first three months of 2007, based on an expected tax rate of approximately 37.0%, compared to $1.7 in the first three months of 2006, based on an expected tax rate of approximately 38.5%. The decrease in our effective tax rate was mainly due to the utilization of research and development tax credits and additional Section 199 manufacturing deductions.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At March 31, 2007, we had cash and cash equivalents of $180,000.

Net cash provided by operating activities in the first three months of 2007 was $1.7 million. This was primarily the result of our net income of $4.5 million, non-cash adjustments for depreciation and amortization of property and equipment of $1.1 million, a decrease in costs and estimated earnings in excess of billings, inventories and refundable income taxes of $10.4 million, $4.3 million and $3.0 million, respectively, offset in part by a decrease in accounts payable of $21.9 million. The decrease in costs and estimated earnings in excess of billings resulted from timing differences between production, shipment and invoicing of products. At the end of 2006, we saw an increase in steel shipments from our vendors, which resulted in an increase in inventory and accounts payable at that time. During the first quarter of 2007, accounts payable decreased due to the payment for these steel receipts and inventory decreased as steel was used in production.

Net cash used in investing activities in the first three months of 2007 was $4.3 million, which resulted from additions of property and equipment. Capital expenditures are expected to be between $14.0 million and $16.0 million in 2007.

Net cash used in financing activities in the first three months of 2007 was $1.5 million, which resulted primarily from net payments under the notes payable to financial institutions of $2.4 million, offset in part by proceeds from the sale of common stock upon the exercise of options of $882,000.

We had the following significant components of debt at March 31, 2007: a $65.0 million credit agreement, under which $40.6 million was outstanding, against which $3.9 million in cash receipts had not yet been applied to the outstanding balance; $8.6 million of Series B Senior Notes; $5.0 million of Senior Notes; $15.0 million of Series A Term Note; $10.5 million of Series B Term Notes; $10.0 million of Series C Term Notes; $4.5 million of Series D Term Notes and a $4.0 million Industrial Revenue Bond.

The credit agreement expires on May 20, 2010. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.25%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At March 31, 2007, we had $40.6 million outstanding under the credit facility bearing interest at a weighted average rate of 6.57%, partially offset by $3.9 million in cash receipts that had not been applied to the loan balance. At March 31, 2007 we had an additional net borrowing capacity under the credit facility of $28.3 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Series B Senior Notes in the principal amount of $8.6 million mature on April 1, 2008 and require annual payments of $4.3 million that began April 1, 2002 plus interest at 6.91% paid quarterly on January 1, April 1, July 1 and October 1. The Senior Notes in the principal amount of $5.0 million mature on November 15, 2007 and require annual payments in the amount of $5.0 million that began November 15, 2001 plus interest of 6.87% paid quarterly on February 15, May 15, August 15, and November 15. The Senior Notes and Series B Senior Notes (together, the “Notes”) also include supplemental interest from 0.0% to 1.5% (0.0% at March 31, 2007), based on our total minimum net earnings before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense (“EBITDA”) to total debt leverage ratio, which is paid with the required quarterly interest payments. The Industrial Revenue Bond in the principal amount of $4.0 million matures on July 1, 2016 and requires monthly principal and interest payments, at 5.22%, in the amount of $50,000 that began February 1, 2007. The Notes, the Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 5.7%.

We also have entered into stand-by letters of credit that total approximately $7.4 million as of March 31, 2007. The stand-by letters of credit relate to customer owned material, workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

The credit agreement, the Notes, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2007, we were not in violation of any of the covenants in our debt agreements.

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

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These forward contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. We have 11 Foreign Exchange Agreements (“Agreements”) at March 31, 2007, which were for an original amount of $37.1 million, of which $25.1 million was still open. Net foreign exchange transaction gains (losses) included in the accompanying consolidated statements of operations were not material for the three months ended March 31, 2007 and 2006, respectively. We believe our current risk exposure to exchange rate movements to be de minimis.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $65.0 million revolving credit line ($40.6 million outstanding as of March 31, 2007). We believe our current risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4.	Controls and Procedures

As of March 31, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness in internal control over financial reporting identified as existing as of December 31, 2006, which was described within the 2006 Annual Report on Form 10-K, during the quarter ended March 31, 2007 we implemented additional controls and procedures to ensure the validity of certain capitalized costs for self-constructed assets,

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Termination agreement with Terry Mitchell, Senior Vice President of Tubular Products

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2007

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)