Form 10-Q
period 2007-06-30
NORTHWEST PIPE CO
filed 2007-08-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	8,961,752
(Class)	(Shares outstanding at August 1, 2007)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$250	$4,259
Trade and other receivables, less allowance for doubtful accounts of $690 and $823	65,657	68,425
Costs and estimated earnings in excess of billings on uncompleted contracts	79,821	74,353
Inventories	63,638	79,300
Refundable income taxes	3,455	5,889
Deferred income taxes	4,071	3,134
Prepaid expenses and other	2,350	2,154

Total current assets	219,242	237,514
Property and equipment, less accumulated depreciation and amortization of $43,800 and $41,328	168,456	160,776
Goodwill	21,451	21,451
Prepaid expenses and other	5,304	4,710

Total assets	$414,453	$424,451

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,402	$9,663
Accounts payable	29,717	50,865
Accrued liabilities	13,740	10,243

Total current liabilities	47,859	70,771
Note payable to financial institution	49,001	43,000
Long-term debt, less current portion	40,710	47,915
Deferred income taxes	31,174	29,499
Pension and other benefits	2,705	2,440

Total liabilities	171,449	193,625

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,953,166 and 8,877,859 shares issued and outstanding	89	89
Additional paid-in-capital	99,285	97,303
Retained earnings	145,326	135,130
Accumulated other comprehensive loss:
Minimum pension liability	(1,696)	(1,696)

Total stockholders’ equity	243,004	230,826

Total liabilities and stockholders’ equity	$414,453	$424,451

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$101,897	$77,856	$192,633	$156,674
Cost of sales	83,105	65,052	157,737	131,406

Gross profit	18,792	12,804	34,896	25,268

Selling, general and administrative expense	7,973	6,894	15,275	13,310
Gain on sale of assets	—	(7,674)	—	(7,674)

Operating income	10,819	13,584	19,621	19,632

Interest expense, net	1,833	1,729	3,437	3,487

Income before income taxes	8,986	11,855	16,184	16,145

Provision for income taxes	3,324	4,532	5,988	6,184

Net income	$5,662	$7,323	$10,196	$9,961

Basic earnings per share	$0.63	$1.07	$1.14	$1.45

Diluted earnings per share	$0.61	$1.03	$1.11	$1.40

Shares used in per share calculations:
Basic	8,940	6,854	8,932	6,848

Diluted	9,221	7,131	9,217	7,128

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$10,196	$9,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,518	1,846
Amortization of debt issuance costs	182	148
Deferred income taxes	738	781
Deferred gain on sale-leaseback of equipment	—	(711)
Loss (gain) on disposal of property and equipment	81	(7,630)
Stock based compensation expense	297	200
Tax benefit of stock options exercised	449	95
Excess tax benefit of stock options exercised	(255)	(54)
Changes in current assets and liabilities:
Trade and other receivables, net	2,768	1,580
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,468)	10,568
Inventories	15,662	(11,634)
Refundable income taxes	2,434	1,518
Prepaid expenses and other	(549)	(608)
Accounts payable	(21,148)	7,306
Accrued and other liabilities	3,762	1,523

Net cash provided by operating activities	11,667	14,889

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	10,396
Additions to property and equipment	(8,832)	(15,513)

Net cash used in investing activities	(8,832)	(5,117)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,236	344
Net borrowings (payments) under notes payable from financial institutions	6,001	(5,889)
Payments on long-term debt	(13,913)	(4,339)
Payments of debt issuance costs	(423)	—
Excess tax benefit of stock options exercised	255	54

Net cash used in financing activities	(6,844)	(9,830)

Net decrease in cash and cash equivalents	(4,009)	(58)
Cash and cash equivalents, beginning of period	4,259	133

Cash and cash equivalents, end of period	$250	$75

Non-cash investing and financing activity:
Converted operating lease to capital lease	$1,447	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007 or any portion thereof.

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

	June 30, 2007	December 31, 2006
	(In thousands)
Finished goods	$29,353	$30,716
Raw materials	32,323	46,533
Materials and supplies	1,962	2,051

	$63,638	$79,300

3.	Note Payable to Financial Institution and Long Term Debt

On May 31, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Credit Agreement dated May 20, 2005, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $90 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the Amended Credit Agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain equipment.

On May 31, 2007, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement, which reflects favorable changes in certain financial covenants and other changes to generally conform to the Amended Credit Agreement. The Company may issue additional notes under the Amended and Restated Note Purchase and Private Shelf Agreement in the aggregate principal amount of up to $35 million.

4.	Contingencies

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

EPA and ODEQ have notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ have urged the Company and other parties receiving the letters to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. That RI/FS is currently being conducted by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company, along with other parties, reached an Interim Remedial Investigation / Feasibility Study settlement in February, 2007. This agreement required the Company to make a payment of $175,000 in June 2007 to the LWG. This is an interim settlement only and does not obligate the Company to any further payment or liabilities. Therefore, the extent of the Company’s participation in this work is not known, and no adjustments to the Company’s financial statements have been recorded for this matter.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$69,477	$51,343	$134,057	$107,290
Tubular Products	28,918	22,593	51,901	41,493
Fabricated Products	3,502	3,920	6,675	7,891

Total	$101,897	$77,856	$192,633	$156,674

Gross profit:
Water Transmission	$15,051	$9,816	$28,787	$19,989
Tubular Products	3,628	2,654	5,938	4,562
Fabricated Products	113	334	171	717

Total	$18,792	$12,804	$34,896	$25,268

6.	Share-based Compensation

The Company has two stock option plans for employees and directors. The 2007 Stock Incentive Plan, which was approved by stockholders at the Annual Meeting on May 30, 2007, provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock and restricted stock units. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one inactive stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding and continue to vest. There were 1,107,380 shares of common stock reserved for issuance under the Company’s stock compensation plans at June 30, 2007, against which 513,380 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share Based Payment" ("SFAS 123(R)"), using a modified version of prospective application. Under this transition method, compensation cost is recognized after the effective date as the requisite service is rendered for (i) the portion of outstanding options for which the requisite service had not yet been rendered at December 31, 2005, based on the grant-date fair value of those options calculated under SFAS No. 123, "Accounting for Stock-Based Compensation" for pro forma disclosures and (ii) all share-based payments granted subsequent to the effective date, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Under the modified version of prospective application, prior period financial statements have not been restated.

For the three and six months ended June 30, 2007, total share-based compensation expense of $274,000 and $297,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $173,000 and $187,000, respectively. For the three and six month periods ended June 30, 2006, total share-based compensation expense of $126,000 and $200,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $78,000 and $123,000, respectively. As of June 30, 2007, all outstanding options are fully vested and there is no unrecognized compensation expense.

A summary of status of the Company’s stock options as of June 30, 2007 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2007	573,702	$15.71
Options granted	15,000	34.77
Options exercised	(75,307)	16.41
Options canceled	(15)	17.90

Balance, June 30, 2007	513,380	$16.17	3.06	$9,962

Exercisable, June 30, 2007	513,380	$16.17	3.06	$9,962

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the six months ended June 30, 2007 was $318,000.

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

	Six months ended June 30,
	2007	2006
Risk-free interest rate	4.87%	5.02%
Expected dividend yield	0%	0%
Expected volatility	42.62%	42.29%
Expected lives (years)	6.41	5.28

The weighted average grant date fair value of options granted during 2007 and 2006 was $17.40 and $12.88, respectively.

7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $697,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At June 30, 2007, we have $835,000 of unrecognized tax benefits.

The Company files numerous income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $28,000 of accrued interest related to uncertain tax positions.

8.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 280,653 and 277,010 for the three months ended June 30, 2007 and 2006, respectively, and incremental shares of 284,807 and 280,342 for the six months ended June 30, 2007 and 2006, respectively, were used in the calculations of diluted earnings per share. For the three and six months ended June 30, 2007, the calculation of diluted earnings per share included all common equivalent shares. For the three and six months ended June 30, 2006, options to purchase 3,495 and 1,757 shares, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during these periods and thus the options would be antidilutive.

9.	Related Party Transactions

The Company has ongoing business relationships with certain affiliates of Wells Fargo & Company (“Wells Fargo”). Wells Fargo, together with certain of its affiliates, owns more than 10 percent of our common stock, and is therefore considered a related party. During the three and six months ended June 30, 2007, the Company made payments to affiliates of Wells Fargo for operating and capital lease payments, pursuant to which the Company leases certain equipment from such affiliates. During the three and six months ended June 30, 2006, we made payments to affiliates of Wells Fargo for operating lease payments, pursuant to which the Company leases certain equipment from such affiliates. Payments made by the Company to Wells Fargo and its affiliates amounted to $108,000 and $214,000, respectively, for the three and six months ended June 30, 2007, and $87,000 and $225,000, respectively, for the three and six months ended June 30, 2006. Balances due to Wells Fargo and its affiliates were $1.3 million at June 30, 2007 and $0 at December 31, 2006.

10.	Recent Accounting and Reporting Developments

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

11.	Subsequent Event

On July 2, 2007, the Company acquired substantially all of the operating assets of Continental Pipe Manufacturing Company, a steel pipe manufacturing facility located in Pleasant Grove, Utah. The Company intends to continue operating the facility.

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas and, as of July 2, 2007, Pleasant Grove, Utah. Our Water Transmission Group accounted for approximately 71% of net sales in 2006.

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas and produces a range of products used in several different markets. We currently make energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and standard pipe that is primarily sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 24% of our net sales in 2006.

Our Fabricated Products Group generated the remaining 5% of our net sales in 2006. Our Fabricated Products Group primarily produces propane tanks for distribution in rural and suburban areas of the United States. These tanks range in size from 120 gallons to 1,000 gallons. All of these products are produced at our Monterrey, Mexico facility. Recently, we began to focus this facility on producing specialty fabrications for our Water Transmission Group.

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

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy, highway spending and general economic conditions. We focus on products for which we believe we have a sustainable advantage and have limited our reliance on certain products, such as fence frameworks and mechanical tubing, which are very susceptible to import competition. This strategy resulted in an improvement in gross margin beginning in 2006. As we look ahead, we see opportunities to increase volume through growth in energy products, non-residential construction products and traffic signpost systems.

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

Recent Accounting Pronouncements

See Note 10 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales
Water Transmission	68.2%	66.0%	69.6%	68.5%
Tubular Products	28.4	29.0	26.9	26.5
Fabricated Products	3.4	5.0	3.5	5.0

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	81.6	83.6	81.9	83.9

Gross profit	18.4	16.4	18.1	16.1
Selling, general and administrative expense	7.8	8.9	7.9	8.5
Gain on sale of assets	—	(9.9)	—	(4.9)

Operating income	10.6	17.4	10.2	12.5
Interest expense, net	1.8	2.2	1.8	2.2

Income before income taxes	8.8	15.2	8.4	10.3
Provision for income taxes	3.2	5.8	3.1	3.9

Net income	5.6%	9.4%	5.3%	6.4%

Gross profit as a percentage of segment net sales:
Water Transmission	21.7%	19.1%	21.5%	18.6%
Tubular Products	12.5	11.7	11.4	11.0
Fabricated Products	3.2	8.5	2.6	9.1

Three Months and Six Months Ended June 30, 2007 Compared to Three Months and Six Months Ended June 30, 2006

Net Sales. Net sales increased 30.9% to $101.9 million for the second quarter of 2007 compared to $77.9 million for the second quarter of 2006, and increased 23.0% to $192.6 million in the first six months of 2007 from $156.7 million in the first six months of 2006.

Water Transmission sales increased 35.3% to $69.5 million in the second quarter of 2007 from $51.3 million in the second quarter of 2006 and increased 24.9% to $134.1 million in the first half of 2007 from $107.3 million in the first half of 2006.

Net sales for the three months and the six months ended June 30, 2007, increased over the same period last year as a result of higher production in most of our facilities. The higher production resulted from the increased backlog at the beginning of 2007 of $198.2 million compared to $125.6 million at the beginning of 2006. This allowed the majority of our facilities to increase plant utilization in the first quarter of 2007 and maintain this level of production through the second quarter of 2007. While bookings were lower than expected, they were strong enough to allow us to maintain our backlog at approximately $192 million at the end of the second quarter of 2007. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 28.0% to $28.9 million in the second quarter of 2007 from $22.6 million in the second quarter of 2006 and increased 25.1% from $41.5 million in the first half of 2006 to $51.9 million in the first half of 2007. The majority of the increase in net sales over the same periods last year resulted from increased energy product sales. We expect sales to continue close to this level in the third quarter of 2007, but decrease in the fourth quarter of 2007 as a result of normal seasonality.

Fabricated Products sales decreased to $3.5 million in the second quarter of 2007 from $3.9 million in the second quarter of 2006 and decreased from $7.9 million in the first half of 2006 to $6.7 million in the first half of 2007. The decrease in net sales over the same periods last year resulted from a softening in the propane tank market.

During the three months ended June 30, 2007, one customer accounted for 10.7% of net sales. No single customer accounted for 10% or more of net sales in the first six months of 2007, nor the first six months or second quarter of 2006.

Gross Profit. Gross profit increased 46.8% to $18.8 million (18.4% of total net sales) in the second quarter of 2007 from $12.8 million (16.4% of total net sales) in the second quarter of 2006 and increased 38.1% from $25.3 million (16.1% of total net sales) in the first half of 2006 to $34.9 million (18.1% of total net sales) in the first half of 2007.

Water Transmission gross profit increased 53.3% to $15.1 million (21.7% of segment net sales) in the second quarter of 2007 from $9.8 million (19.1% of segment net sales) in the second quarter of 2006 and increased 44.0% from $20.0 million (18.6% of segment net sales) in the first half of 2006 to $28.8 million (21.5% of segment net sales) in the first half of 2007. Water Transmission gross profit increased for the three and six months ended June 30, 2007 over the same period last year due to higher plant utilization and the reduction of rent expense as a result of the purchase in the fourth quarter of 2006 of manufacturing equipment that we leased under certain operating leases.

Gross profit from Tubular Products increased 36.7% to $3.6 million (12.5% of segment net sales) in the second quarter of 2007 from $2.7 million (11.7% of segment net sales) in the second quarter of 2006 and increased 30.2% to $5.9 million (11.4% of segment net sales) in the first half of 2007 from $4.6 million (11.0% of segment net sales) in the first half of 2006. The majority of the increase in gross profit is a result of higher volume. The margin as a percentage of segment net sales improved slightly due in part to higher plant utilization and product mix.

Gross profit from Fabricated Products decreased to $113,000 (3.2% of segment net sales) in the second quarter of 2007 from $334,000 (8.5% of segment net sales) in the second quarter of 2006 and decreased to $171,000 (2.6% of segment net sales) in the first half of 2007 from $717,000 (9.1% of segment net sales) in the first half of 2006. Fabricated Products gross profit decreased for the three and six months ended June 30, 2007 over the same period last year primarily as a result of our inability to pass on higher steel costs, due to the slow market for propane tanks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.0 million (7.8% of total net sales) in the second quarter of 2007 from $6.9 million (8.9% of total net sales) in the second quarter of 2006 and increased to $15.3 million (7.9% of total net sales) in the first six months of 2007 from $13.3 million (8.5% of total net sales) in the first six months of 2006. The increase from the same periods last year was primarily attributable to settling a number of outstanding customer claims, higher incentive compensation expense and increased stock options expense.

Interest Expense, net. Interest expense, net increased to $1.8 million in the second quarter of 2007 from $1.7 million in the second quarter of 2006 and decreased to $3.4 million in the first six months of 2007 from $3.5 million in the first six months of 2006. The increased expense in the three months ended June 30, 2007 compared to the same period last year was a result of higher average interest rates. In the first quarter of 2007, the increase in interest expense that resulted from the higher interest rates was reduced by the collection of interest income from customers, resulting in a decrease in expense during the first six months of 2007 as compared to the same period in the prior year.

Income Taxes. The provision for income taxes was $3.3 million in the second quarter of 2007, based on an expected tax rate of approximately 37.0%, compared to $4.5 million for the same period last year, based on an expected tax rate of approximately 38.5%. The provision for income taxes was $6.0 million for the first six months of 2007, based on an expected tax rate of approximately 37.0%, compared to $6.2 million for the same period last year, based on an expected tax rate of approximately 38.5%. The decrease in our effective tax rate was mainly due to the utilization of research and development tax credits and additional Section 199 manufacturing deductions.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At June 30, 2007, we had cash and cash equivalents of $250,000.

Net cash provided by operating activities in the first half of 2007 was $11.7 million. This was primarily the result of our net income of $10.2 million, non-cash adjustments for depreciation and amortization of property and equipment of $2.5 million, a decrease in inventories, trade and other receivables, net and refundable income taxes of $15.7 million, $2.8 million and $2.4 million, respectively, and an increase in accrued and other liabilities of $3.8 million. Offsetting these inflows, in part, was a decrease in accounts payable of $21.1 million and an increase in costs and estimated earnings in excess of billings of $5.5 million. The decrease in inventories, trade and other receivables, net and the increase in costs and estimated earnings in excess of billings resulted from timing differences between production, shipment and invoicing of products. At the end of 2006, we saw an increase in steel shipments from our vendors, which resulted in an increase in inventory and accounts payable at that time. During the first half of 2007, accounts payable decreased due to the payment for these steel receipts and inventory decreased as steel was used in production.

Net cash used in investing activities in the first half of 2007 was $8.8 million, which resulted from additions of property and equipment. Capital expenditures are expected to be between $14.0 million and $16.0 million in 2007.

Net cash used in financing activities in the first half of 2007 was $6.8 million, which resulted primarily from the payoff of Series B Senior Notes for $8.6 million and Senior Notes for $5.0 million, offset in part by increased net borrowings under the notes payable to financial institutions of $6.0 million.

We had the following significant components of debt at June 30, 2007: a $90.0 million credit agreement, under which $49.0 million was outstanding, against which $4.6 million in cash receipts had not yet been applied to the outstanding balance; $15.0 million of Series A Term Note; $10.5 million of Series B Term Notes; $10.0 million of Series C Term Notes; $4.5 million of Series D Term Notes and a $3.8 million Industrial Revenue Bond.

On May 31, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Credit Agreement dated May 20, 2005, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $90 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the Amended Credit Agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain equipment.

Also on May 31, 2007, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement, which reflects favorable changes in certain financial covenants and other changes to generally conform to the Amended Credit Agreement. The Company may issue additional notes under the Amended and Restated Note Purchase and Private Shelf Agreement in the aggregate principal amount of up to $35 million.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At June 30, 2007, we had $49.0 million outstanding under the credit facility bearing interest at a weighted average rate of 6.48%, partially offset by $4.6 million in cash receipts that had not been applied to the loan balance. At June 30, 2007 we had an additional net borrowing capacity under the credit facility of $45.6 million.

The Series A Term Note in the principal amount of $15.0 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that begin February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $10.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that begin June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $10.0 million mature on October 26, 2014 and require annual payments of $1.4 million that begin October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that begin January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24, and October 24. The Industrial Revenue Bond in the principal amount of $3.8 million matures on July 1, 2016 and requires monthly principal and interest payments, at 5.22%, in the amount of $50,000 that began February 1, 2007. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) and the credit agreement are collateralized by accounts receivable, inventory and certain equipment.

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 5.7%.

We also have entered into stand-by letters of credit that total approximately $15.4 million as of June 30, 2007. The stand-by letters of credit relate to customer owned material, workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At June 30, 2007, we were not in violation of any of the covenants in our debt agreements.

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

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These forward contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. We had 11 Foreign Exchange Agreements (“Agreements”) at June 30, 2007, which were for an original amount of $43.0 million, of which $30.1 million was still open at that date. Net foreign exchange transaction gains (losses) included in the accompanying consolidated statements of operations were not material for the three months ended June 30, 2007 and 2006, respectively. We believe our current risk exposure to exchange rate movements to be de minimis.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $90.0 million revolving credit line ($49.0 million outstanding as of June 30, 2007). We believe our current risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4.	Controls and Procedures

As of June 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended June 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 30, 2007. The following matters were submitted to shareholders for their consideration:

With respect to the nominees for directors identified in the Company’s Proxy Statement; Michael C. Franson received 8,137,730 votes and 48,575 votes were withheld, Wayne B. Kingsley received 7,534,587 votes and 651,718 votes were withheld, and Keith R. Larson received 8,136,108 votes and 50,197 votes were withheld.

With respect to the approval of the Company’s 2007 Stock Incentive Plan, 5,421,920 votes were received in favor, 901,653 votes were received against, and 248,256 votes were withheld.

The other directors whose terms of office continue after the annual meeting are: Brian W. Dunham, Richard A. Roman, William R. Tagmyer, and Neil R. Thornton.

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement dated May 31, 2007, by and among Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A. and HSBC USA, National Association (incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2007, as filed with the Securities and Exchange Commission on June 6, 2007).

10.2	Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of May 31, 2007 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., HSBC USA, National Association, and Prudential Investment Management, Inc. and certain of its affiliates (incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2007, as filed with the Securities and Exchange Commission on June 6, 2007).

10.3	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates (incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2007, as filed with the Securities and Exchange Commission on June 6, 2007).

10.4	Northwest Pipe Company 2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2007

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ JOHN D. MURAKAMI
John D. Murakami
Vice President, Chief Financial Officer
(Principal Financial Officer)