Form 10-Q
period 2007-09-30
NORTHWEST PIPE CO
filed 2007-11-07
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,008,145
(Class)	(Shares outstanding at November 1, 2007)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$191	$4,259
Trade and other receivables, less allowance for doubtful accounts of $796 and $823	64,554	68,425
Costs and estimated earnings in excess of billings on uncompleted contracts	88,801	74,353
Inventories	57,460	79,300
Refundable income taxes	4,698	5,889
Deferred income taxes	3,903	3,134
Prepaid expenses and other	2,041	2,154

Total current assets	221,648	237,514
Property and equipment, less accumulated depreciation and amortization of $44,841 and $41,328	176,296	160,776
Goodwill	21,451	21,451
Prepaid expenses and other	5,670	4,710

Total assets	$425,065	$424,451

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,412	$9,663
Accounts payable	20,229	50,865
Accrued liabilities	17,551	10,243

Total current liabilities	42,192	70,771
Note payable to financial institution	58,345	43,000
Long-term debt, less current portion	40,547	47,915
Deferred income taxes	32,139	29,499
Pension and other benefits	2,943	2,440

Total liabilities	176,166	193,625

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 8,986,545 and 8,877,859 shares issued and outstanding	90	89
Additional paid-in-capital	100,110	97,303
Retained earnings	150,395	135,130
Accumulated other comprehensive loss:
Minimum pension liability	(1,696)	(1,696)

Total stockholders’ equity	248,899	230,826

Total liabilities and stockholders’ equity	$425,065	$424,451

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$91,982	$92,418	$284,613	$249,092
Cost of sales	74,685	77,208	232,420	208,614

Gross profit	17,297	15,210	52,193	40,478
Selling, general and administrative expense	7,598	6,989	22,873	20,298
Gain on sale of assets	—	—	—	(7,674)

Operating income	9,699	8,221	29,320	27,854
Interest expense, net	1,653	1,832	5,090	5,320

Income before income taxes	8,046	6,389	24,230	22,534
Provision for income taxes	2,977	2,310	8,965	8,494

Net income	$5,069	$4,079	$15,265	$14,040

Basic earnings per share	$0.57	$0.59	$1.71	$2.05

Diluted earnings per share	$0.55	$0.57	$1.65	$1.97

Shares used in per share calculations:
Basic	8,971	6,866	8,945	6,854

Diluted	9,242	7,162	9,225	7,139

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$15,265	$14,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,665	2,751
Amortization of debt issuance costs	266	222
Deferred income taxes	1,871	(1,954)
Deferred gain on sale-leaseback of equipment	—	(1,067)
Loss (gain) on disposal of property and equipment	47	(7,640)
Stock based compensation expense	297	225
Tax benefit of stock options exercised	627	123
Excess tax benefit of stock options exercised	(349)	(67)
Changes in operating assets and liabilities:
Trade and other receivables, net	3,871	(2,518)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,448)	5,460
Inventories	21,840	(15,203)
Refundable income taxes	1,191	1,440
Prepaid expenses and other	(682)	(525)
Accounts payable	(30,636)	19,178
Accrued and other liabilities	7,811	2,296

Net cash provided by operating activities	10,636	16,761

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	32	10,408
Additions to property and equipment	(17,817)	(20,600)

Net cash used in investing activities	(17,785)	(10,192)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,884	444
Net borrowings (payments) under notes payable from financial institutions	15,345	(6,764)
Borrowings on long-term debt	—	4,000
Payments on long-term debt	(14,066)	(4,350)
Payments of debt issuance costs	(431)	—
Excess tax benefit of stock options exercised	349	67

Net cash provided by (used in) financing activities	3,081	(6,603)

Net decrease in cash and cash equivalents	(4,068)	(34)
Cash and cash equivalents, beginning of period	4,259	133

Cash and cash equivalents, end of period	$191	$99

Non-cash investing and financing activity:
Converted operating lease to capital lease	$1,447	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2007 or any portion thereof.

On July 2, 2007, the Company acquired substantially all of the operating assets of Continental Pipe Manufacturing Company, a steel pipe manufacturing facility located in Pleasant Grove, Utah. The Company intends to continue operating the facility.

2.	Inventories

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw material, other than steel coil, are stated at cost using the first-in, first-out method of accounting. Raw material inventories of steel coil are stated at cost on a specific identification basis. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis. Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Finished goods	$28,159	$30,716
Raw materials	27,486	46,533
Materials and supplies	1,815	2,051

	$57,460	$79,300

3.	Note Payable to Financial Institution and Long Term Debt

On May 31, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Credit Agreement dated May 20, 2005, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $90 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the Amended Credit Agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain equipment. The Amended Credit Agreement expires on May 31, 2012. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At September 30, 2007, we had $58.3 million outstanding under the credit facility bearing interest at a weighted average rate of 6.64%.

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

EPA and ODEQ have notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ have urged the Company and other parties receiving the letters to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”) at the Portland Harbor Site. That RI/FS is currently being conducted by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company, along with other parties, reached an Interim Remedial Investigation / Feasibility Study settlement in February, 2007. This agreement required the Company to make a payment of $175,000 in June 2007 to the LWG. This is an interim settlement only and does not obligate the Company to any further payment or liabilities. Therefore, the extent of the Company’s participation in this work is not known, and no further adjustments to the Company’s financial statements have been recorded for this matter.

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

The Company operates under numerous governmental permits and licenses relating to air emissions, stormwater run-off, and other matters. The Company is not aware of any current material violations or citations relating to any of these permits or licenses. It has a policy of reducing consumption of hazardous materials in its operations by substituting non-hazardous materials when possible. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. The Company believes that it is in material compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on the Company’s business, financial condition and results of operations.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on the Company’s business, financial condition and results of operations.

5.	Segment Information

The Company’s operations are organized in three business segments, which are based on the nature of the products sold. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$63,862	$65,481	$197,919	$172,771
Tubular Products	25,209	22,272	77,109	63,765
Fabricated Products	2,911	4,665	9,585	12,556

Total	$91,982	$92,418	$284,613	$249,092

Gross profit/(loss):
Water Transmission	$14,338	$12,725	$43,125	$32,714
Tubular Products	3,082	2,242	9,020	6,804
Fabricated Products	(123)	243	48	960

Total	$17,297	$15,210	$52,193	$40,478

6.	Share-based Compensation

The Company has two stock option plans for employees and directors. The 2007 Stock Incentive Plan, which was approved by shareholders at the Annual Meeting on May 30, 2007, provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock and restricted stock units. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one inactive stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding. There were 1,074,001 shares of common stock reserved for issuance under the Company’s stock compensation plans at September 30, 2007, against which 480,001 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123(R)”), using a modified version of prospective application. Under this transition method, compensation cost is recognized after the effective date as the requisite service is rendered for (i) the portion of outstanding options for which the requisite service had not yet been rendered at December 31, 2005, based on the grant-date fair value of those options calculated under SFAS No. 123, “Accounting for Stock-Based Compensation” for pro forma disclosures and (ii) all share-based payments granted subsequent to the effective date, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Under the modified version of prospective application, prior period financial statements have not been restated.

For the three and nine months ended September 30, 2007, total share-based compensation expense of $0 and $297,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $0 and $187,000, respectively. For the three and nine month periods ended September 30, 2006, total share-based compensation expense of $25,000 and $225,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $16,000 and $140,000, respectively. As of September 30, 2007, all outstanding options are fully vested and there is no unrecognized compensation expense.

A summary of status of the Company’s stock options as of September 30, 2007 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2007	573,702	$15.71
Options granted	15,000	34.77
Options exercised	(108,686)	17.33
Options canceled	(15)	17.90

Balance, September 30, 2007	480,001	$15.94	2.95	$10,503

Exercisable, September 30, 2007	480,001	$15.94	2.95	$10,503

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the nine months ended September 30, 2007 was $1,763,000.

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

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $697,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At September 30, 2007, we have $799,000 of unrecognized tax benefits.

The Company files numerous income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003. The Company has been notified by the Internal Revenue Service that the 2005 federal tax filing will be audited. Although the completion of the audit is expected to occur within the next 12 months, the Company is unable to determine and quantify the expected FIN 48 reversal that may occur upon completion of the audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company has approximately $42,000 of accrued interest related to uncertain tax positions.

8.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 270,945 and 295,862 for the three months ended September 30, 2007 and 2006, respectively, and incremental shares of 280,012 and 285,208 for the nine months ended September 30, 2007 and 2006, respectively, were used in the calculations of diluted earnings per share. For the three and nine months ended September 30, 2007, the calculation of diluted earnings per share included all common equivalent shares. For the three months ended September 30, 2006, the calculation of diluted earnings per share included all common equivalent shares. For the nine months ended September 30, 2006, options to purchase 3,187 shares were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the underlying common stock during these periods and thus the options would be antidilutive.

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and, as of July 2, 2007, Pleasant Grove, Utah. Our Water Transmission Group accounted for approximately 71% of net sales in 2006.

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

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair and upgrade. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe, because of our reputation for quality, our long relationships and our breadth of product offerings, our products are generally included in most projects for which the pipe falls within our manufacturing capabilities.

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy spending, highway spending and general economic conditions. We focus on products for which we believe we have a sustainable advantage and have limited our reliance on certain products, such as fence frameworks and mechanical tubing, which are very susceptible to import competition. This strategy resulted in an improvement in gross margin beginning in 2006. As we look ahead, we see opportunities to increase volume through growth in energy products, non-residential construction products and traffic signpost systems.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales
Water Transmission	69.4%	70.9%	69.5%	69.4%
Tubular Products	27.4	24.1	27.1	25.6
Fabricated Products	3.2	5.0	3.4	5.0

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	81.2	83.5	81.7	83.7

Gross profit	18.8	16.5	18.3	16.3
Selling, general and administrative expense	8.3	7.6	8.0	8.2
Gain on sale of assets	—	—	—	(3.1)

Operating income	10.5	8.9	10.3	11.2
Interest expense, net	1.8	2.0	1.8	2.2

Income before income taxes	8.7	6.9	8.5	9.0
Provision for income taxes	3.2	2.5	3.1	3.4

Net income	5.5%	4.4%	5.4%	5.6%

Gross profit/(loss) as a percentage of segment net sales:
Water Transmission	22.5%	19.4%	21.8%	18.9%
Tubular Products	12.2	10.1	11.7	10.7
Fabricated Products	(4.2)	5.2	0.5	7.6

Three Months and Nine Months Ended September 30, 2007 Compared to Three Months and Nine Months Ended September 30, 2006

Net Sales. Net sales remained steady at $92.0 million for the third quarter of 2007 compared to $92.4 million for the third quarter of 2006, and increased 14.3% to $284.6 million in the first nine months of 2007 from $249.1 million in the first nine months of 2006.

Water Transmission sales decreased slightly to $63.9 million in the third quarter of 2007 from $65.5 million in the third quarter of 2006 and increased 14.6% to $197.9 million in the first nine months of 2007 from $172.8 million in the first nine months of 2006. Net sales for the nine months ended September 30, 2007, increased over the same period last year as a result of a consistent higher production level in most of our facilities. The higher production resulted from the increased backlog at the beginning of 2007 of $198.2 million compared to $125.6 million at the beginning of 2006. This allowed the majority of our facilities to increase plant utilization in the first quarter of 2007 and, combined with solid bookings early in the year, maintain this level of production through the third quarter of 2007. Bookings were lower than expected during the third quarter, which resulted in a backlog of approximately $174 million at September 30, 2007. Even though our backlog decreased in the third quarter of 2007, we expect production in the fourth quarter to increase from the third quarter levels as projects enter the production process. Bidding activity is expected to be strong in the fourth quarter of 2007. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 13.2% to $25.2 million in the third quarter of 2007 from $22.3 million in the third quarter of 2006 and increased 20.9% from $63.8 million in the first nine months of 2006 to $77.1 million in the first nine months of 2007. The majority of the increase in net sales over the same periods last year resulted primarily from increased energy and construction product sales. Beginning in the fourth quarter of 2005, we sold our energy products through a strategic alliance with U.S. Steel. This alliance was discontinued in the third quarter of 2007. This will temporarily lower our energy sales for the next few quarters, until we see the benefits from the sales agreement we entered in to during the third quarter of 2007 with LSS Group of Houston, Texas. In addition, we normally see lower sales in the fourth and first quarters because of normal seasonality in the other product lines.

Fabricated Products sales decreased to $2.9 million in the third quarter of 2007 from $4.7 million in the third quarter of 2006 and decreased from $12.6 million in the first nine months of 2006 to $9.6 million in the first nine months of 2007. The decrease in net sales over the same periods last year resulted from the continued soft propane tank market.

During the three months and nine months ended September 30, 2007 and 2006, no customer accounted for more than 10.0% of net sales.

Gross Profit/(Loss). Gross profit increased 13.7% to $17.3 million (18.8% of total net sales) in the third quarter of 2007 from $15.2 million (16.5% of total net sales) in the third quarter of 2006 and increased 28.9% from $40.5 million (16.3% of total net sales) in the first nine months of 2006 to $52.2 million (18.3% of total net sales) in the first nine months of 2007.

Water Transmission gross profit increased 12.7% to $14.3 million (22.5% of segment net sales) in the third quarter of 2007 from $12.7 million (19.4% of segment net sales) in the third quarter of 2006 and increased 31.8% from $32.7 million (18.9% of segment net sales) in the first nine months of 2006 to $43.1 million (21.8% of segment net sales) in the first nine months of 2007. Water Transmission gross profit increased for the three and nine months ended September 30, 2007 over the same period last year due to higher plant utilization, a favorable mix of projects being produced and the reduction of rent expense as a result of the purchase in the fourth quarter of 2006 of manufacturing equipment that we previously leased under certain operating leases.

Gross profit from Tubular Products increased 37.5% to $3.1 million (12.2% of segment net sales) in the third quarter of 2007 from $2.2 million (10.1% of segment net sales) in the third quarter of 2006 and increased 32.6% to $9.0 million (11.7% of segment net sales) in the first nine months of 2007 from $6.8 million (10.7% of segment net sales) in the first nine months of 2006. The majority of the increase in gross profit is a result of higher volume. The margin as a percentage of segment net sales improved due to higher plant utilization and product mix.

The Fabricated Products Group generated a loss of $123,000 ((4.2)% of segment net sales) in the third quarter of 2007 compared to a $243,000 gain (5.2% of segment net sales) in the third quarter of 2006 and decreased to $48,000 (0.5% of segment net sales) in the first nine months of 2007 from $960,000 (7.6% of segment net sales) in the first nine months of 2006. Fabricated Products gross profit decreased for the three and nine months ended September 30, 2007 over the same period last year primarily as a result of our inability to pass on higher steel and freight costs, due to the slow market for propane tanks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.6 million (8.3% of total net sales) in the third quarter of 2007 from $7.0 million (7.6% of total net sales) in the third quarter of 2006 and increased to $22.9 million (8.0% of total net sales) in the first nine months of 2007 from $20.3 million (8.2% of total net sales) in the first nine months of 2006. The increase from the same periods last year was primarily attributable to higher incentive compensation expense, higher professional fees and increased stock options expense. In addition, in the first nine months of 2007, the settlement of a number of outstanding customer claims contributed to the increase over the prior period.

Interest Expense, net. Interest expense, net decreased slightly to $1.7 million in the third quarter of 2007 from $1.8 million in the third quarter of 2006 and decreased to $5.1 million in the first nine months of 2007 from $5.3 million in the first nine months of 2006. The decrease in interest expense in the three months ended September 30, 2007 compared to the same period last year resulted from capitalization of interest expense to capital projects. In addition, the collection of interest income from customers also resulted in a lower expense during the first nine months of 2007 as compared to the same period in the prior year.

Income Taxes. The provision for income taxes was $9.0 million in the first nine months of 2007, based on an effective tax rate of approximately 37.0%, compared to $8.5 million in the first nine months of 2006, based on an effective tax rate of approximately 37.7%.

Liquidity and Capital Resources

We finance operations with internally generated funds and available borrowings. At September 30, 2007, we had cash and cash equivalents of $191,000.

Net cash provided by operating activities in the first nine months of 2007 was $10.6 million. This was primarily the result of our net income of $15.3 million, non-cash adjustments for depreciation and amortization of property and equipment of $3.7 million, a decrease in inventories and trade and other receivables, net of $21.8 million and $3.9 million, respectively, and an increase in accrued and other liabilities of $7.8 million. Offsetting these inflows, in part, was a decrease in accounts payable of $30.6 million and an increase in costs and estimated earnings in excess of billings of $14.4 million. The decrease in inventories, trade and other receivables, net and the increase in costs and estimated earnings in excess of billings resulted from timing differences between production, shipment and invoicing of products. At the end of 2006, we saw an increase in steel shipments from our vendors, which resulted in an increase in inventory and accounts payable at that time.

Net cash used in investing activities in the first nine months of 2007 was $17.8 million, which resulted from additions of property and equipment and the purchase of certain equipment acquired through the purchase of Continental Pipe Company. Capital expenditures are expected to be between $20.0 million and $23.0 million in 2007, including the Continental acquisition.

Net cash provided by financing activities in the first nine months of 2007 was $3.1 million, which resulted primarily from the payoff of Series B Senior Notes for $8.6 million and Senior Notes for $5.0 million, offset by increased net borrowings under the notes payable to financial institutions of $15.3 million.

We had the following significant components of debt at September 30, 2007: a $90.0 million credit agreement, under which $58.3 million was outstanding; $15.0 million of Series A Term Note; $10.5 million of Series B Term Notes; $10.0 million of Series C Term Notes; $4.5 million of Series D Term Notes and a $3.8 million Industrial Revenue Bond.

On May 31, 2007, the Company entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Credit Agreement dated May 20, 2005, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $90 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the Amended Credit Agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain machinery and equipment.

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

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At September 30, 2007, we had $58.3 million outstanding under the credit facility bearing interest at a weighted average rate of 6.64%. At September 30, 2007 we had an additional net borrowing capacity under the credit facility of $39.1 million.

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

We also have entered into stand-by letters of credit that total approximately $13.6 million as of September 30, 2007. The stand-by letters of credit relate to customer owned material, workers’ compensation and general liability insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At September 30, 2007, we were not in violation of any of the covenants in our debt agreements.

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

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These forward contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. We have 13 Foreign Exchange Agreements (“Agreements”) at September 30, 2007, which were for an original amount of $44.8 million, of which $31.2 million was still open. Net foreign exchange transaction gains (losses) included in the accompanying consolidated statements of operations were not material for the three and nine months ended September 30, 2007 and 2006, respectively. We believe our current risk exposure to exchange rate movements to be de minimis.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $90.0 million revolving credit line ($58.3 million outstanding as of September 30, 2007). We believe our current risk exposure resulting from interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4.	Controls and Procedures

As of September 30, 2007, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended September 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 5.	Other Information

Stephanie J. Welty was appointed as Vice President, Chief Financial Officer, and Secretary, effective November 1, 2007. Ms. Welty, age 51, has over 20 years of experience in finance, accounting and information systems. Prior to joining Northwest Pipe, she was Chief Financial Officer at TriQuint Semiconductor, Inc. (“TriQuint”) from 2005 to 2007. From 1994 to 2005 Ms. Welty served first as Accounting Manager, then Director of IT and Vice President of Finance of TriQuint. Ms. Welty will receive an annual base salary of $240,000, will participate in the performance-based incentive compensation program with a target bonus of 40% of her base salary, and will receive employee benefits in accordance with the Company’s policies.

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

Dated: November 7, 2007

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Vice President, Chief Financial Officer (Principal Financial Officer)