Form 10-K
period 2007-12-31
NORTHWEST PIPE CO
filed 2008-03-17
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

OREGON	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5721 SE Columbia Way, Suite 200

Vancouver, WA 98661

(Address of principal executive offices and zip code)

360-397-6350

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $306,522,341 as of June 30, 2007 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2008 was 9,106,439 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Parts II and III of Form 10-K by reference portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2007 ANNUAL REPORT ON FORM 10-K

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

We manufacture water infrastructure products through our Water Transmission Group, which in 2007 generated approximately 72% of our net sales. We market our water infrastructure products through an in-house sales force comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to not only identify and evaluate planned projects at early stages, but also to participate in the engineering and design process and ultimately promote the advantages of our systems. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions. We believe the need for new water infrastructure will continue to be a significant growth driver for us and, importantly, will be accompanied by the increasing need for water infrastructure upgrades, repairs and replacements due to the aging and outdated water infrastructure systems throughout North America.

In addition to manufacturing water infrastructure products, we also manufacture other welded steel products through our Tubular Products Group and our Fabricated Products Group, which in 2007 generated approximately 25% and 3%, respectively, of our net sales. Our Tubular Products Group has the capability to manufacture a broad array of small-diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of applications, including construction, agricultural, industrial, energy and traffic signpost systems. Our Fabricated Products Group manufactures in Mexico a variety of aboveground and underground liquid propane storage tanks for residential, commercial and industrial applications. In addition, our Fabricated Products Group manufactures water transmission fittings and other fabricated products. We are currently focused on shifting additional water transmission fitting work to our Mexico facility and plan to report the results of these operations in the Water Transmission Group going forward.

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

A combination of population growth, movement to new population centers, dwindling supplies from developed water sources, substantial underinvestment in water infrastructure over the past several decades, and an increasingly stringent regulatory environment are driving considerable and growing demand for water infrastructure projects in the United States. These trends are increasing the need for new water infrastructure as well as the need to upgrade, repair and replace existing water infrastructure, which we believe will significantly increase the demand for our water infrastructure products and other products related to water transmission and distribution.

The primary drivers of growth in new water infrastructure installation are population growth and movement. According to the U.S. Census Bureau, the population of the United States will increase by over 80 million people between 2000 and 2030. The resulting increase in demand will require substantial new infrastructure, as the existing U.S. water infrastructure is not equipped to provide water to millions of new residents. The combination of population growth and movement is projected to result in more than 70 million new residents in the southern and western regions of the United States. In addition, many current water supply sources are in danger of being exhausted, creating a need for completely new transmission systems to be developed between new sources and population centers. Our manufacturing facilities are well located to take advantage of the anticipated growth and demand in these regions.

Many authorities, including the U.S. Environmental Protection Agency (“EPA”), believe the U.S. water infrastructure is in critical need of an update. With the average age of water transmission pipes in the United States approaching 70 years, much of the U.S. water infrastructure is antiquated and requires upgrade, repair or replacement. Some water transmission pipelines in the United States are over 100 years old, and the American Society of Civil Engineers has given poor ratings to many aspects of the U.S. water infrastructure in a recent study. By 2020, approximately 44% of the water pipe in the United States will be classified as “poor” to “life-elapsed” if renewal or replacement of the existing infrastructure does not occur. In its third national assessment of public water system infrastructure, the EPA in 2005 estimated that a total investment of approximately $277 billion will be needed to install, upgrade and replace infrastructure over the next 20 years. The EPA estimates that approximately $184 billion of this needed investment applies to the rehabilitation or replacement of deteriorated or undersized water transmission and distribution infrastructure.

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

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including mechanical tubing, agriculture, energy, traffic signpost systems, fire protection sprinkler systems and structural tubing. Currently, we are focusing our efforts on products for which we believe we have sustainable advantages, while we have reduced our production of commodity products that are subject to heavy import and price competition. Within our focus markets, we believe traffic signpost systems, energy products, fire protection sprinkler systems and agriculture offer significant growth opportunities. We manufacture several different signpost systems and believe this business will grow over the next several years as our systems are adopted in additional states and jurisdictions. Our sales to the energy market have grown substantially in the past few years, and we believe this market will continue to provide growth opportunities going forward.

Fabricated Products. The overall metal fabrication industry is extremely diverse, covering a wide range of products and end markets. Within this industry, our Fabricated Products Group has historically focused on manufacturing propane tanks, with recent diversification into other segments of the broader metal fabrication industry. Propane tanks are sold to gas dealers for home heating, agricultural and light industrial applications; in addition, we now offer tanks and other metal components to original equipment manufacturers (“OEMs”). Examples of these products include components used in industrial heat exchangers, tanks used for compressed air systems, specialty vessels used in material handling systems and tanks used in oil and gas processing. We are currently focused on shifting additional water transmission fitting work to our Mexico facility and intend to report the results of these operations within the Water Transmission Group going forward, as this will better reflect our organizational structure and strategic direction.

Products

Water Transmission Products. Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications and are for fully engineered, large diameter, high-pressure water infrastructure systems. Other uses include pipe for piling and hydroelectric projects, wastewater transmission, treatment plants and other applications. We have the capability to manufacture water transmission pipe in diameters ranging from 4.5 inches to 156 inches with wall thickness of 0.135 inches to 2.00 inches. We can coat and/or line these products with cement mortar, polyethylene tape, polyurethane, paints, epoxies, Pritec®, and coal tar enamel according to our customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections. We typically deliver a complete pipeline system to the installation contractor.

Tubular Products. Our tubular products range in size from 0.50 inches to 16 inches in diameter with wall thickness from 0.035 inches to 0.315 inches. These products are typically sold to distributors or OEMs and are used for a wide variety of applications, including water well casing, fire protection, energy, traffic signpost systems, and agricultural products.

Fabricated Products. Our Fabricated Products Group produces propane tanks, which range in capacity from 120 gallons to 1,000 gallons, as well as a wide range of other fabricated metal products. All of these products are produced at our Monterrey, Mexico facility. We can cut, weld, burn, form, inspect and coat fabricated steel and aluminum. Propane tanks are sold to gas dealers for home heating, agricultural and light industrial applications. Other fabricated metal products, such as air receivers, custom pressure vessels and components for other OEMs, are currently targeted to the transportation, energy and water industries. Strategically, water transmission fittings will become a significant product of this Group going forward.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. Our plant locations in Oregon, Colorado, California, West Virginia, Texas and Utah allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our water transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to not only identify and evaluate planned projects at early stages, but also to participate in the engineering and design process and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products are marketed through a network of direct sales force personnel, sales agents, and independent distributors in the United States, Canada and Mexico. Our tubular product facilities are located in Kansas, Texas, Oregon and Louisiana. Our marketing strategy focuses on quality, customer service and customer relationships. For example, we are willing to sell in small lot sizes and are able to provide mixed truckloads of finished products to our customers. Our tubular products are primarily sold to distributors, although we also sell to OEMs to a lesser extent. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

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

As our fabricated product line further refines its offerings, the transportation, energy and water industries will become larger factors in our marketing efforts. We employ a direct selling strategy for these products.

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

Tubular Products. Tubular products are manufactured by an ERW process in diameters ranging from 0.50 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. Some products are reconfigured into rectangular and square shapes and then cut into the appropriate lengths. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated.

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

Technology. Advances in technology help us produce high quality products at competitive prices. We continue to invest in technological improvements, which include the addition of a state of the art pipe blasting and coating facility, and two new spiral weld mills, which will provide faster speeds, utilize larger and wider coils, and increase yield. In addition, we have installed a new water based coating system that has set the standard for the fire protection pipe market. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance. We have quality management systems in place that assure we consistently provide products that meet or exceed customer and applicable regulatory requirements. The Quality Assurance department reports directly to the chief executive officer. All of our quality management systems in the United States are registered by the International Organization for Standardization, or ISO, under a multi-site registration, with the exception of our newly acquired Utah location, which is currently in the process of becoming registered. In addition to ISO qualification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitary Foundation, and Underwriters Laboratory have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until there is verification that all product requirements have been met.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may also be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2007 and 2006, our backlog of orders was approximately $211.3 million and $198.2 million, respectively. Backlog as of December 31, 2007 includes projects having a value of approximately $9.1 million for which binding contracts had not yet been executed as of March 10, 2008. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas and Utah, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the water transmission business in the western United States and southwestern Canada is Ameron International, Inc. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and Mueller Water Products, both of which manufacture ductile iron pipe; American Spiral Weld Pipe Company, which manufactures spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete cylinder pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the

United States. Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with Valmont Industries, Inc., Lindsay Manufacturing Co., Tenaris, U.S. Steel, Allied Tube and Conduit Corp. and John Maneely Company, as well as imported products.

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

With other fabricated metal products, we compete against hundreds of independent fabricators, as well as internal departments of large OEMs. Competition is vigorous for product which has little value added, and is lessened in products with greater engineering content or intellectual property.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include California Steel Industries, Inc., Beta Steel Corp., Mittal Steel Company, Nucor Corporation, Gallatin Steel Company, Steel Dynamics, Inc., IPSCO Inc., and U.S. Steel Corporation. Purchases from foreign mills are conducted through international trading companies, including Marubeni Corporation and Corus International. We order steel according to our business forecasts for our Tubular Products and Fabricated Products businesses. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed under “Legal Proceedings” below. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

Based on our assessment of potential liability, we have no reserves for environmental investigations and cleanup. However, estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control and which may change dramatically. Accordingly, although we believe maintaining no reserve is appropriate based on current information, we cannot assure you that our future environmental investigation and cleanup costs and liabilities will not result in a material expense. During 2007, we did not make any material capital expenditures relating primarily to environmental compliance.

We could be subject to various enforcement matters with federal, state, local and foreign regulators regarding our compliance with environmental and occupational safety and health laws and regulations. We are not aware of any current material enforcement matters.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other matters. We are not aware of any current material violations or citations relating to any of these permits or licenses. We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

Employees

As of December 31, 2007, we had 1,260 full-time employees. Approximately 24% were salaried and approximately 76% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

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

Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

A downturn in government spending related to public water transmission projects would adversely affect our business. Our water transmission business accounted for approximately 72% of our net sales in 2007. Our water transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Decreases in the number of, or government funding of, public water transmission projects would adversely affect our business, financial condition and results of operations.

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

We operate in highly competitive industries, and increased competition could reduce our gross profit and net income. We face significant competition in all of our businesses. Orders in the water transmission business are competitively bid, and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our water transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas and Utah allow us to compete effectively throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing in our water transmission business. There are many competitors in the tubular products and fabricated products businesses, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross profit, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could reduce our gross profit and net income, as well as have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business can be affected by general economic conditions, and our business may be adversely affected by an economic slowdown or recession. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, could decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted in the past by the general slowing of the economy, and any future economic slowdowns could have an adverse impact on our business, financial condition and results of operations.

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products and fabricated products businesses. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial condition and results of operations.

We may be subject to claims for damages for defective products, which could adversely affect our business, financial condition and results of operations. We warrant our products to be free of certain defects. We have, from time to time, had claims alleging defects in our products. While these claims have generally not been material, we cannot assure you that we will not experience any material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition and results of operations.

Sustained increases in fuel costs could have an adverse impact on our profitability. We have recently experienced significant increases in fuel costs primarily as a result of macro-economic factors beyond our control. The price of fuel fluctuates significantly over time, and events beyond our control could adversely affect the supply and cost of fuel. Although we seek to recover increases in fuel costs through price increases in our products, we have not always been completely successful. Any increase in fuel costs that is not offset by increases in our prices could have an adverse impact on our business, financial condition and results of operations.

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

We have a significant amount of outstanding debt. We have financed our operations through cash flow from operations, available borrowings and other financing arrangements. As of December 31, 2007, we had approximately $99.2 million of outstanding debt.

Our debt and our debt service obligations could:

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

Our backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed by contract to purchase from us. Our backlog as of December 31, 2007 was $211.3 million. Our backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial condition and results of operations.

Our tubular products business has faced intense competition from imports in the past. The level of imports of tubular products has historically impacted the domestic tubular products market. High levels of imports may reduce the volume of tubular products sold by domestic producers and depress selling prices of tubular products. We believe import levels are affected by, among other things, overall worldwide demand for tubular products, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports of tubular products in the United States and Canada could adversely affect our business, financial condition and results of operations.

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

We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in “Business—Legal Proceedings” below. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising, for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not have a material adverse effect on our business, financial condition and results of operations.

We face risks in connection with potential acquisitions. Acquiring businesses that complement or expand our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our business, financial condition and results of operations could be adversely affected.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Select Market, our average daily trading volume over the twelve months ended December 31, 2007 was approximately 87,000 shares. As a result, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable if our shares were more actively traded.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our nine operating facilities as of December 31, 2007:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	95,000	45	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	155,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	4 electric resistance mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 spiral mills
Saginaw, Texas	170,000	50	Water transmission	1 spiral mill
		(2 facilities)
Pleasant Grove, Utah	95,000	40	Water transmission	1 spiral mill
Monterrey, Mexico	40,000	5	Propane tanks, pressure vessels and other fabricated steel products	multiple line fabrication capability

As of December 31, 2007, we owned all of our facilities except for one of our Saginaw, Texas facilities, which is under a long-term lease through 2008, or 2019 if all extensions are exercised. We also own an electric resistance mill in Portland, Oregon and a facility in Bossier City, Louisiana, which are not currently operating.

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

In November 1999, the Oregon Department of Environmental Quality (“ODEQ”) requested performance of a preliminary assessment of our plant located at 12005 N. Burgard in Portland, Oregon. The purpose of the assessment was to determine whether the plant has contributed to sediment contamination in the Willamette River. We entered into a Voluntary Letter Agreement with ODEQ in mid-August 2000, and began working on the assessment. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the EPA. The Portland Harbor Site includes “all suitable areas in proximity to the contamination necessary for the implementation of the response action” including upland portions of the Site that contain sources of contamination to the sediments in the river. Our plant is not located on the Willamette River; it lies in what may be the uplands portion of the Portland Harbor Site. EPA and ODEQ agreed to share responsibility for leading the investigation and cleanup of the Portland Harbor Site. ODEQ has the lead responsibility for conducting the upland work.

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

EPA and ODEQ notified us and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ encouraged us and other notice recipients to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”). The RI/FS is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). We, along with several other parties, reached an Interim RI/FS settlement in February 2007. This agreement required us to make a payment of $175,000 in June 2007 to the LWG. This was an interim settlement only and does not obligate us to any further payment or liabilities.

In November 2007, EPA invited the notice recipients to a meeting in Portland to discuss the current status of the RI/FS and how that relates to the timing and scope of future negotiations concerning the cleanup of the Portland Harbor Site. At that meeting EPA stated that additional parties would be notified of their potential responsibility. In January 2008, EPA sent notices to over two hundred additional parties bringing the total number of parties receiving notice from EPA to 280. At the same time, pursuant to CERCLA section 104(e), EPA requested information concerning site history and operations from every notice recipient, including us. The responses to EPA are due May 16, 2008.

Concurrent with the activities of EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including us, a notice of intent to perform an Injury Assessment for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. Natural resource damages focus on site restoration as opposed to actions to remove or remediate hazardous substances. The Trustees for the Portland Harbor Site consist of representatives from six Northwest Indian Tribes and three federal agencies. The Trustees act independently of EPA and ODEQ but we expect their assessment will be coordinated with the RI/FS work underway at the Portland Harbor Site. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessment. We have not assumed any payment obligation or liability related to the Trustee’s assessment.

Therefore, the extent of our participation in this work is not known, and no further adjustments to our financial statements have been recorded for this matter as of December 31, 2007.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other matters. We are not aware of any current material violations or citations relating to any of these permits or licenses. We have a policy of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible. Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our results of operations or financial condition.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq Global Select Market for each quarter in the years ended December 31, 2007 and 2006 were as follows.

	Low	High
2007
First Quarter	$31.00	$40.11
Second Quarter	32.06	40.00
Third Quarter	29.54	39.88
Fourth Quarter	31.65	39.94

2006
First Quarter	$25.76	$30.88
Second Quarter	21.83	30.50
Third Quarter	24.00	32.25
Fourth Quarter	28.13	34.59

There were 71 shareholders of record and approximately 3,026 beneficial shareholders at March 10, 2008. There were no cash dividends declared or paid in fiscal years 2007 or 2006.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Peer Group is comprised of the following companies: Ameron International Corporation, Insituform Technologies and Lindsay Manufacturing, Co.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Returns
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2002	100.00	100.00	100.00
December 31, 2003	76.94	147.25	110.35
December 31, 2004	144.22	174.24	132.81
December 31, 2005	154.68	182.18	123.01
December 31, 2006	194.34	215.64	188.66
December 31, 2007	226.24	212.26	220.35

Securities Authorized For Issuance Under Equity Compensation Plans

Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in our definitive proxy statement for our 2008 Annual Meeting of Shareholders, and is incorporated by reference herein.

Item 6.	Selected Financial Data

The following selected financial data is based on audited historical consolidated financial statements. This information should be read in conjunction with such consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein or in previous filings with the SEC.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	In thousands, except per share amounts
Consolidated Statement of Income Data:
Net sales	$382,824	$346,591	$329,006	$291,910	$244,987
Gross profit	70,215	56,713	53,790	49,296	33,228
Net income	20,832	20,019	13,386	12,377	3,531
Basic earnings per share	2.32	2.80	1.97	1.87	0.54
Diluted earnings per share	2.26	2.69	1.90	1.83	0.53

Consolidated Balance Sheet Data:

Working capital	$181,524	$166,743	$150,428	$97,932	$71,023
Total assets	453,563	424,451	338,485	335,403	280,010
Long-term debt, less current portion	93,336	90,915	94,931	59,689	35,914
Stockholders’ equity	256,282	230,826	159,465	144,152	131,651

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts”, “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed at Item 1A under the caption “Risk Factors” and from time to time in our other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Pleasant Grove, Utah. Our Water Transmission Group accounted for approximately 72% of net sales in 2007.

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

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas and produces a range of products used in several different markets. We currently make energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural pipe that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 25% of our net sales in 2007.

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy spending, highway spending and general economic conditions. In 2005 we began to shift the focus of our Tubular Products Group to products for which we believe we have a sustainable advantage and to reduce our reliance on products which are very susceptible to import and price competition. This strategy resulted in lower volume in 2005, but in 2006 and 2007 we were able to increase this group’s sales through growth in energy products.

Our Fabricated Products Group generated the remaining 3% of our net sales in 2007. Our Fabricated Products Group primarily produces propane tanks for distribution in rural and suburban areas of the United States. These tanks range in size from 120 gallons to 1,000 gallons. All of these products are produced at our

Monterrey, Mexico facility. Overall demand for our Fabricated Products Group’s propane tanks is primarily driven by weather patterns and residential heating needs, construction activity, and general economic conditions. We have completed an expansion of this facility that added production space along with pipe blasting and painting capabilities. This expansion is targeted towards water transmission fittings, which will be shifted from our other facilities to Mexico going forward.

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

Revenue Recognition:

Revenue from construction contracts in our water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all projects that are fifty percent or more complete except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than two percent are reviewed by senior management personnel. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used in the percentage-of-completion calculation.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, foreign currency exchange rate movements, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Revenue from our tubular products and fabricated products segments is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collectibility is reasonably assured.

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and from contract disputes, based on management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. Trade receivable balances are evaluated at least monthly. If it is determined that the customer will be unable to meet its financial obligation to us as a result of a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. As of December 31, 2007, the accounts receivable balance of $49.3 million is reported net of allowances for doubtful accounts of $1.1 million. We believe the reported allowances at December 31, 2007, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors.

Goodwill:

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. We review for impairment by comparing the fair value of the reporting unit that includes goodwill, as measured by discounted cash flows, market multiples based on earnings, and other valuation methodologies, to the carrying value. As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2007; based on our analysis, we believe no impairment of goodwill exists.

Long-Lived Assets:

Property and equipment are recorded at cost. We depreciate the net book value in excess of the salvage value using either the units of production method or a straight-line method depending on the classification of the asset.

Effective January 1, 2006, we elected to change our accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. We have determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively.

Property and equipment are reviewed for impairment in accordance with SFAS 144, “Accounting for the Disposal of Long-Lived Assets.” We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss.

Inventories:

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw materials, other than steel, are stated at cost using the first-in, first-out method of accounting. Raw material inventories of steel are stated at cost on a specific identification basis. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

Product Warranties:

Our standard terms and conditions of sale include a one-year warranty for our products to be free of certain defects. We record a general reserve for warranty claims based on historical experience. If actual warranty claims differ from our estimates, revisions to the reserve would be necessary.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

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

Pension Benefits:

We have two defined benefit pension plans that are frozen. We fund these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, and discount rates. Management and third-party actuaries review all of these assumptions on an annual basis.

Derivative Instruments.

We conduct business in various foreign countries, and from time to time settle transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. At December 31, 2007 these foreign currency forward contracts met our policy for financial risk management; however, they do not meet the conditions under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) to qualify for hedge accounting treatment. Consequently, these instruments are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net income.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	2007	2006	2005
Net sales:
Water transmission	71.8%	70.6%	70.6%
Tubular products	24.8	24.5	24.5
Fabricated products	3.4	4.9	4.9

Total net sales	100.0	100.0	100.0
Cost of sales	81.7	83.6	83.7

Gross profit	18.3	16.4	16.3
Selling, general and administrative expenses	8.0	7.9	8.0
Gain on sale of assets	—	(2.2)	—

Operating income	10.3	10.7	8.3
Interest expense, net	1.8	1.9	2.2

Income before income taxes	8.5	8.8	6.1
Provision for income taxes	3.1	3.0	2.0

Net income	5.4%	5.8%	4.1%

Segment gross profit as a percentage of net sales:
Water transmission	22.0%	19.0%	20.1%
Tubular products	10.5	10.5	7.0
Fabricated products	(2.7)	6.9	8.6

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales. Net sales increased to $382.8 million in 2007 from $346.6 million in 2006. No single customer accounted for 10% or more of total net sales in 2007 or 2006.

Water Transmission sales increased 12.2% to $274.8 million in 2007 from $244.8 million in 2006. Net sales for the year increased over the prior year as a result of a consistent higher production level in most of our facilities. The higher production resulted from the increased backlog at the beginning of 2007 of $198.2 million compared to $125.6 million at the beginning of 2006. This allowed the majority of our facilities to increase plant utilization in 2007 and, combined with solid bookings early in the year, maintain this level of production throughout the year. In addition to increased sales, the stronger demand resulted in a record backlog at December 31, 2007 of $211.3 million. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 12.1% to $95.0 million in 2007 from $84.8 million in 2006. The majority of the increase in net sales over last year resulted from improved energy product and fire protection sprinkler pipe sales.

Fabricated Products sales decreased 23.4% to $13.0 million in 2007 from $17.0 million in 2006. The decrease in net sales was a result of poor market conditions for our propane tank products.

Gross profit. Gross profit increased to $70.2 million (18.3% of total net sales) in 2007 from $56.7 million (16.4% of total net sales) in 2006.

Water Transmission gross profit increased 30.0% to $60.6 million (22.0% of segment net sales) in 2007 from $46.6 million (19.0% of segment net sales) in 2006. Water Transmission gross profit increased due to higher plant utilization, productivity improvements, and the reduction of rent expense as a result of the purchase in the fourth quarter of 2006 of manufacturing equipment that we previously leased under certain operating leases.

Gross profit from Tubular Products increased 12.0% to $10.0 million (10.5% of segment net sales) in 2007 from $8.9 million (10.5% of segment net sales) in 2006. The increase in the gross profit is consistent with our increase in sales.

The Fabricated Products Group generated a loss of $357,000 (-2.7% of segment net sales) in 2007 from $1.2 million (6.9% of segment net sales) in 2006. Fabricated Products gross profit decreased primarily as a result of our inability to pass on higher steel and freight costs, due to the slow market for propane tanks.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.1% to $30.7 million (8.0% of total net sales) in 2007 from $27.4 million (7.9% of total net sales) in 2006. The majority of the increase resulted from an increase in incentive compensation in 2007 and higher professional fees.

Gain on the sale of assets. In the prior year, we completed the sale of our manufacturing facility in Riverside, California. A gain of $7.7 million was recorded in the year ended December 31, 2006.

Interest expense. Interest expense increased slightly from $6.7 million in 2006 to $6.8 million in 2007. The increase in interest expense resulted from slightly higher average outstanding borrowings on our note payable to financial institution.

Income taxes. Our effective tax rate was approximately 36.3% in 2007 and 33.9% in 2006. The effective tax rate in 2006 was lower than historical rates, primarily due to research and development tax credits that were recorded during the year on amended income tax returns, and were not repeated in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales. Net sales increased to $346.6 million in 2006 from $329.0 million in 2005. No single customer accounted for 10% or more of total net sales in 2006 or 2005.

Water Transmission sales increased 5.5% to $244.8 million in 2006 from $232.1 million in 2005. Net sales increased over the same period in 2005 as a result of increased volume, which is attributable to stronger demand that began in the second quarter of 2006 and continued through the end of 2006. In addition to increased sales, the stronger demand resulted in a record backlog at December 31, 2006 of $198.2 million, as compared to the backlog of $125.6 million at the beginning of 2006.

Tubular Products sales increased 5.1% to $84.8 million in 2006 from $80.7 million in 2005. The majority of the increase in net sales over 2005 resulted from improved energy product sales.

Fabricated Products sales increased 4.8% to $17.0 million in 2006 from $16.2 million in 2005. The increase in net sales was a result of increased demand for our propane tank products in the first nine months of 2006, offset slightly by a drop in demand in the last quarter of 2006.

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

Gross profit from Tubular Products increased 58.5% to $8.9 million (10.5% of segment net sales) in 2006 from $5.6 million (7.0% of segment net sales) in 2005. Our Tubular Products gross margin percentage increased from the same period in 2005 primarily because of the shift from products that competed directly with imported tubing, to products that we believe have a sustainable competitive market advantage.

Fabricated Products’ gross profit decreased to $1.2 million (6.9% of segment net sales) in 2006 from $1.4 million (8.6% of segment net sales) in 2005. Fabricated Products’ gross profit decreased over the same period last year due to lower volume in the fourth quarter of 2006 and the inability to pass on the higher cost of steel to our customers in 2006.

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

Liquidity and Capital Resources

We generally finance our operations through cash flows from operations and available borrowings. At December 31, 2007, we had cash and cash equivalents of $234,000.

Net cash provided by operating activities in 2007 was $19.3 million. This was primarily the result of our net income of $20.8 million, a decrease in trade and other receivables and inventories of $19.1 million and $16.5 million, respectively, and an increase in accrued and other liabilities of $7.6 million; offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $44.2 million. The decrease in trade and other receivables and inventories and the increase in costs and estimated earnings in excess of billings resulted from timing differences between production, shipment and invoicing of products.

Net cash used in investing activities in 2007 was $23.8 million, which resulted primarily from additions of property and equipment and the purchase of certain equipment from Continental Pipe Company.

Net cash provided by financing activities in 2007 was $437,000, which primarily resulted from proceeds from option exercises of $2.9 million and net borrowings on our line of credit of $11.4 million, offset by payments of $13.6 million on our long-term debt agreements.

Cash and cash equivalents decreased from $4.3 million as of December 31, 2006 to $234,000 as of December 31, 2007. The decrease is a result of cash receipts at the end of 2006 that had not been applied to our outstanding line of credit balance.

On May 31, 2007, we entered into an Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the Credit Agreement dated May 20, 2005, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $90 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the Amended Credit Agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain machinery and equipment.

Also on May 31, 2007, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement, which reflects favorable changes in certain financial covenants and other changes to generally conform to the Amended Credit Agreement. We may issue additional notes under the Amended and Restated Note Purchase and Private Shelf Agreement in the aggregate principal amount of up to $35 million.

We had the following significant components of debt at December 31, 2007: a $90.0 million credit agreement, under which $54.4 million was outstanding; $15.0 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes and $4.5 million of Series D Term Notes.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At December 31, 2007, we had $54.4 million outstanding under the credit facility bearing interest at a weighted average rate of 6.19%. At December 31, 2007 we had an additional net borrowing capacity under the credit facility of $21.5 million.

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

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 5.65%.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2007 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit Agreement	$54,415	$—	$—	$54,415	$—
The Term Notes	40,000	5,071	11,429	11,429	12,071
Capital Leases	4,772	780	1,708	1,021	1,263
Operating Leases	9,098	1,888	2,229	1,655	3,326
Interest Payments (1)	12,567	3,311	5,098	3,071	1,087

Total Obligations	$120,852	$11,050	$20,464	$71,591	$17,747

(1)	These amounts represent future interest payments related to our debt obligations, excluding the Credit Agreement.

We also have entered into stand-by letters of credit that total approximately $14.1 million as of December 31, 2007. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any significant payments under these arrangements. Therefore, they have been excluded from our aggregate commitments identified above.

The credit agreement, the Notes and the Term Notes all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2007, we were in compliance with the covenants in our debt agreements.

We expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under the Notes during 2008. We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Off Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. We are currently evaluating the impact of SFAS 141(R) on our financial position and results of operations when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that adoption of this statement will have a material impact on our financial position or results of operations.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not anticipate that adoption of this statement will have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts, to mitigate the possibility of foreign currency transaction gains or losses.

At December 31, 2007, we held eight foreign currency forward contracts with a notional value of CAD$38.6 million that have varying maturities of between 3 and 21 months. As these contracts are not designated as hedges as defined by SFAS 133, material unrealized gains or losses on these contracts are recorded in net income. We revalued our Canadian foreign currency forward contracts to fair market value at December 31, 2007, and recorded resulting unrealized losses of $3.8 million. Unrealized gains of $4.7 million were also included in net income as a result of the revaluation of our Canadian sales contracts. The net effect of these unrealized gains and losses was a gain of $900,000.

For the years ended December 31, 2006 and 2005, neither fluctuations in Canadian exchange rates nor changes in Canadian economic conditions had a significant impact on our financial condition or results of operations. Management believes our current risk exposure to foreign currency rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $90.0 million revolving credit line ($54.4 million outstanding as of December 31, 2007). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-26. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 16 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item regarding our change in independent registered public accounting firms from PricewaterhouseCoopers LLP, our auditors for the years ended December 31, 2006 and 2005, to Deloitte & Touche LLP for the year ended December 31, 2007, is set forth in our Form 8-K filed with the SEC on July 18, 2007, and is incorporated herein by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Northwest Pipe Company

Portland, Oregon

We have audited the internal control over financial reporting of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 17, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is included under the captions Elections of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in Northwest Pipe’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference. Management has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Operations Controller. A copy of the Code of Ethics can be found on our website at www.nwpipe.com. None of the material on our website is part of this Form 10-K. If there is any waiver from any provision from the code of ethics for our Executive Officers, we will disclose the nature of such waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the captions Executive Compensation and Compensation Discussion and Analysis in Northwest Pipe’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in Northwest Pipe’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in Northwest Pipe’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under the captions Certain Relationships and Related Transactions and Election of Directors in Northwest Pipe’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Registered Public Accounting Firm in Northwest Pipe’s Proxy Statement for its 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) (1) Financial Statements

The Financial Statements, together with the reports thereon of Deloitte & Touche LLP and PricewaterhouseCoopers LLP are included on the pages indicated below.

(a) (2) Financial Statement Schedule

The following schedule is filed herewith:

Page
Schedule II	Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

4.1	Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Note Purchase Agreement dated November 1, 1997, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 27, 1998

10.3	Stock Purchase Agreement dated March 6, 1998 by and among Northwest Pipe Company, Southwestern Pipe, Inc., P&H Tube Corporation, Lewis Family Investments Partnership, Ltd., Philip C. Lewis, Hosea E. Henderson, Don S. Brzowski, William H. Cottle, Barry J. Debroeck, Horace M. Jordan and William B. Stuessy (the “Stock Purchase Agreement”), incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on March 20, 1998

10.4	Note Purchase Agreement dated April 1, 1998 (certain schedules to the Agreement have been omitted), incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on May 15, 1998

10.5	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and William R. Tagmyer and Brian W. Dunham, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.6	Form of Change in Control Agreement, dated July 28, 1999, between Northwest Pipe Company and Charles L. Koenig, Robert L. Mahoney, Terrence R. Mitchell, John D. Murakami and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000*

10.7	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, as filed with the Securities and Exchange Commission on March 31, 2000*

10.8	Office Lease Agreement dated January 7, 2000, between Northwest Pipe Company and 200 Market Associates Limited Partnership, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 4, 2000

Exhibit Number	Description
10.9	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.10	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.11	Agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001*

10.12	Amendment to change control agreement between Northwest Pipe Company and William R. Tagmyer dated November 14, 2000, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 28, 2001*

10.13	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.14	Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated February 25, 2004, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.15	Amendment dated February 25, 2004 to Note Purchase Agreements dated as of November 15, 1997 and dated as of April 1, 1998 between Northwest Pipe Company and the Purchasers named in the schedules to such Agreements, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on April 30, 2004

10.16	Amended and Restated Intercreditor and Collateral Agency Agreement among Northwest Pipe Company and Prudential Investment Management, Inc. and the Prudential Noteholders, Bank of America, N.A., as the Sole Credit Agreement Lender, The 1997 Noteholders, the 1998 Noteholders and Bank of America, N.A., as Collateral Agent, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

10.17	First Amendment to Note Purchase and Private Shelf Agreement between Northwest Pipe Company and Prudential Investment Management dated May 20, 2005, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005

10.18	Long Term Incentive Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005*

10.19	Termination agreement with Terry Mitchell, Senior Vice President of Tubular Products dated December 20, 2006, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 8, 2007*

Exhibit Number	Description
10.20	Amended and Restated Credit Agreement dated May 31, 2007, by and among Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A. and HSBC USA, National Association, incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2007, as filed with the Securities and Exchange Commission on June 6, 2007

10.21	Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of May 31, 2007 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., HSBC USA, National Association, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2007, as filed with the Securities and Exchange Commission on June 6, 2007

10.22	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2007, as filed with the Securities and Exchange Commission on June 6, 2007

10.23	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.24	Separation agreement with John Murakami, Vice President and Chief Financial Officer dated January 14, 2008, filed herewith*

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004

16	Letter re change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 13, 2007, as filed with the Securities and Exchange Commission on July 18, 2007

18	Preferability letter, dated May 4, 2006 from PricewaterhouseCoopers LLP, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on May 9, 2006.

21	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Deloitte & Touche LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Pipe Company

Portland, Oregon

We have audited the accompanying consolidated balance sheet of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2007. Our audit also included the financial statement schedule as of and for the year ended December 31, 2007 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northwest Pipe Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all materials respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Portland, Oregon
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Pipe Company:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries (the “Company”) at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 30, 2007

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$382,824	$346,591	$329,006
Cost of sales	312,609	289,878	275,216

Gross profit	70,215	56,713	53,790
Selling, general and administrative expense	30,703	27,385	26,318
Gain on sale of assets	—	(7,674)	—

Operating income	39,512	37,002	27,472
Interest expense, net	6,792	6,700	7,383

Income before income taxes	32,720	30,302	20,089
Provision for income taxes	11,888	10,283	6,703

Net income	$20,832	$20,019	$13,386

Basic earnings per share	$2.32	$2.80	$1.97

Diluted earnings per share	$2.26	$2.69	$1.90

Shares used in per share calculations:
Basic	8,962	7,152	6,781

Diluted	9,235	7,446	7,063

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income	$20,832	$20,019	$13,386

Other comprehensive income (loss):
Pension liability adjustment	279	—	—
Minimum pension liability	—	581	(218)
Tax effect	(103)	(203)	78

Comprehensive income	$21,008	$20,397	$13,246

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$234	$4,259
Trade and other receivables, less allowance for doubtful accounts of $1,129 and $823	49,300	68,425
Costs and estimated earnings in excess of billings on uncompleted contracts	121,058	74,353
Inventories	62,805	79,300
Refundable income taxes	2,885	5,889
Deferred income taxes	4,061	3,134
Prepaid expenses and other	3,541	2,154

Total current assets	243,884	237,514
Property and equipment, net	179,977	160,776
Goodwill	21,451	21,451
Other assets	8,251	4,710

Total assets	$453,563	$424,451

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,071	9,286
Current portion of capital lease obligations	780	377
Accounts payable	41,684	50,865
Accrued liabilities	12,311	10,243
Billings in excess of costs and estimated earnings on uncompleted contracts	2,514	—

Total current liabilities	62,360	70,771
Note payable to financial institution	54,415	43,000
Long-term debt, less current portion	34,929	44,285
Capital lease obligations, less current portion	3,992	3,630
Deferred income taxes	33,773	29,499
Pension and other long-term liabilities	7,812	2,440

Total liabilities	197,281	193,625

Commitments and contingencies (Notes 8 and 12)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,056,251 and 8,877,859 shares issued and outstanding	91	89
Additional paid-in-capital	101,749	97,303
Retained earnings	155,962	135,130
Accumulated other comprehensive loss	(1,520)	(1,696)

Total stockholders’ equity	256,282	230,826

Total liabilities and stockholders’ equity	$453,563	$424,451

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2005	6,686,196	$67	$40,907	$105,112	$(1,934)	$144,152
Net income				13,386		13,386
Issuance of common stock under stock option plans	153,766	1	1,712			1,713
Minimum pension liability adjustment, net of tax benefit of $78					(140)	(140)
Tax benefit of stock options exercised			354			354

Balances, December 31, 2005	6,839,962	68	42,973	118,498	(2,074)	159,465
SAB 108 adjustment				(3,387)		(3,387)
Net income				20,019		20,019
Issuance of common stock under stock option plans	82,897	1	551			552
Tax benefit from stock option plans			491			491
Proceeds from sale of common stock, net of issuance costs of $381	1,955,000	20	53,035			53,055
Minimum pension liability adjustment, net of tax expense of $203					378	378
Stock based compensation expense			253			253

Balances, December 31, 2006	8,877,859	89	97,303	135,130	(1,696)	230,826
Net income				20,832		20,832
Issuance of common stock under stock option plans	178,392	2	2,903			2,905
Tax benefit from stock option plans			1,246			1,246
Pension liability adjustment, net of tax expense of $103					176	176
Stock based compensation expense			297			297

Balances, December 31, 2007	9,056,251	$91	$101,749	$155,962	$(1,520)	$256,282

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$20,832	$20,019	$13,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,133	3,782	5,451
Amortization of debt issuance costs	349	295	178
Deferred income taxes	3,347	6,029	1,810
Deferred gain on sale-leaseback of equipment	—	(1,304)	(1,422)
(Gain) loss on disposal of property and equipment	397	(8,193)	107
Stock based compensation expense	297	253	—
Tax benefit from stock option plans	1,246	491	354
Excess tax benefit from stock option plans	(801)	(285)	—
Changes in operating assets and liabilities:
Trade and other receivables, net	19,125	(2,514)	(10,656)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(44,191)	(1,192)	(1,956)
Inventories	16,495	(30,072)	9,626
Refundable income taxes	3,004	(4,094)	(1,518)
Prepaid expenses and other	(4,346)	(2,357)	3,896
Accounts payable	(9,181)	21,951	(15,621)
Accrued and other liabilities	7,616	(847)	(585)

Net cash provided by operating activities	19,322	1,962	3,050
Cash Flows From Investing Activities:
Additions to property and equipment	(23,332)	(58,428)	(18,502)
Issuance of note receivable	(500)	—	—
Proceeds from sale of property and equipment	48	10,414	10

Net cash used in investing activities	(23,784)	(48,014)	(18,492)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	2,905	53,607	1,713
Borrowings on long-term debt	—	—	4,500
Payments on long-term debt	(13,571)	(9,286)	(12,214)
Net borrowings under notes payable to financial institutions	11,415	1,647	12,941
Payments of debt issuance costs	(431)	—	(131)
Proceeds of sale-leaseback	—	—	9,500
Borrowings from capital lease obligations	—	4,000	—
Payments on capital lease obligations	(682)	(75)	(823)
Tax benefit from stock option plans	801	285	—

Net cash provided by financing activities	437	50,178	15,486

Net increase (decrease) in cash and cash equivalents	(4,025)	4,126	44
Cash and cash equivalents, beginning of period	4,259	133	89

Cash and cash equivalents, end of period	$234	$4,259	$133

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$6,990	$7,039	$7,147
Cash paid during the period for income taxes (net of tax refunds of $956, $262, and $526)	3,364	7,992	6,146
Non-cash investing and financing activity:
Operating lease converted to capital lease	$1,447	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the “Company”). All inter-company balances have been eliminated. The Company has water transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Pleasant Grove, Utah. Tubular products manufacturing facilities are located in Portland, Oregon; Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. The fabricated products manufacturing facility is located in Monterrey, Mexico.

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

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments and contract disputes, based on management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. If the past due amount results from a specific water transmission project, a specific allowance is recorded to reduce the related receivable to the expected recovery amount given all information presently available. A general allowance is recorded for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2007 and 2006 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products and Fabricated Products raw material, other than steel, are stated at cost using the first-in, first-out method of accounting. Raw material inventories of steel are stated at cost on a specific identification basis. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest, are capitalized. Depreciation and amortization on the book value in excess of the salvage value are determined by the units of production method for most equipment, and for the remaining assets by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the assets.

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	20 – 30 years
Buildings	20 – 40 years
Equipment	5 – 18 years

Effective January 1, 2006, the Company elected to change its accounting method related to depreciation of certain equipment from the straight-line method of depreciation to the units of production method of depreciation, which is considered a preferable method of accounting for such long-lived, nonfinancial assets. The Company has determined this change to be preferable under accounting principles generally accepted in the United States as it more accurately reflects the pattern of consumption of the equipment. In accordance with Statement of Financial Accounting Standard (“SFAS”) 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3“ this change, accounted for as a change in estimate effected by a change in accounting principle, has been applied prospectively. The impact of the change was a decrease in depreciation expense of $1.9 million during the year ended December 31, 2006, or $0.17 per diluted share.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill was $21.5 million, net of accumulated amortization of $2,266, at December 31, 2007 and 2006. With the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but is reviewed annually for impairment, or more frequently if impairment indicators arise. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2007 and 2006.

Product Warranties

The Company’s standard terms and conditions of sale include a one-year warranty for our products to be free of certain defects. The Company records a general reserve for warranty claims based on historical experience. If actual warranty claims differ from the estimates, revisions to the reserve would be necessary.

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

Pension Benefits

The Company has two defined benefit pension plans that are frozen. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, and discount rates. Management and third-party actuaries review all of these assumptions on an annual basis.

Derivative Instruments.

The Company conducts business in various foreign countries, and from time to time settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. At December 31, 2007 these foreign currency forward contracts met the Company’s policy for financial risk management; however, they do not meet the conditions under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) to qualify for hedge accounting treatment. Consequently, these instruments are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net income.

Revenue Recognition

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs are reviewed monthly and updated by project management and operations personnel for all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than two percent are reviewed by senior management personnel. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used in the percentage-of-completion calculation. See further discussion in Note 2. Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

In July 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 272,492, 294,586 and 281,719 for the years ended December 31, 2007, 2006, and 2005, respectively, were used in the calculations of diluted earnings per share. For the years ended December 31, 2007, 2006 and 2005, the calculation of diluted earnings per share included all common equivalent shares.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. No accounts receivable balance accounted for 10% or more of total accounts receivable at December 31, 2007 and 2006.

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

Long-Lived Assets

Property and equipment are reviewed for impairment in accordance with SFAS 144, “Accounting for the Disposal of Long-Lived Assets.” The Company assesses impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about the expected future operating performance of the Company. The estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to business operations. If the carrying value of the property and equipment will not be recoverable, an impairment loss is calculated and recorded.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application. Under this transition method, compensation cost is recognized after the effective date as the requisite service is rendered for (i) the portion of outstanding options for which the requisite service had not yet been rendered at December 31, 2005, based on the grant-date fair value of those options calculated under Statement 123 for pro forma disclosures and (ii) all share-based payments granted subsequent to the effective date, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Under the modified version of prospective application, prior period financial statements have not been restated.

Prior to adopting SFAS 123(R), the Company accounted for share-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. No share-based employee compensation cost was recognized in the Company’s financial statements for the periods ended prior to January 1, 2006, as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation (dollar amounts in thousands):

Year Ended December 31, 2005
Net income, as reported	$13,386
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	280

Pro forma net income	$13,106

Earnings per share:
Basic—as reported	$1.97
Basic—pro forma	$1.93
Diluted—as reported	$1.90
Diluted—pro forma	$1.86

The fair value of options granted in 2007, 2006 and 2005 is estimated as of the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.87%	5.02%	4.01%
Expected dividend yield	0%	0%	0%
Expected volatility	42.62%	42.29%	45.74%
Expected lives (years)	6.41	5.28	6.44

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under the Emerging Issues Task Force Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” The SFAS 123(R) requirement reduces reported operating cash flows and increases reported financing cash flows in periods after adoption. As a result, net financing cash flows included $801,000 and $285,000 for the years ended December 31, 2007 and 2006, respectively, from the benefits of tax deductions in excess of recognized compensation cost. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

See Note 11 for further discussion of the Company’s share-based compensation.

Initial Adoption of Staff Accounting Bulletin No. 108

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.

SAB 108 permitted public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects of applying the guidance in SAB 108 through January 1, 2006 (in thousands). Amounts shown reflect increases (decreases) in the related account balances:

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

The Company previously quantified these errors under the roll-over method and concluded they were immaterial, individually and in the aggregate. With respect to accrued liabilities, the Company adjusted the workers’ compensation accrual to more closely align with estimates provided by an actuary in each of the periods prior to January 1, 2006, and adjusted property tax expense by $272,000 in 2005. With respect to inventory, the Company adjusted amounts that had previously been capitalized as inventoriable. With respect to property and equipment, net, the Company expensed internal costs of constructing assets used in the manufacturing process that had previously been capitalized in error. Because of the errors described above, deferred and refundable income taxes required adjustment by $2.2 million related to years prior to 2006. To record the initial application of SAB 108, the Company recorded a $3.4 million adjustment to decrease retained earnings at January 1, 2006.

Recent Accounting and Reporting Developments

In December 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The Company is currently evaluating the impact of SFAS 141(R) on the financial position and results of operations when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that adoption of this statement will have a material impact on the financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not anticipate that adoption of this statement will have a material impact on the financial position or results of operations.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts. Billings in excess of costs and estimated earnings represents amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned.

	December 31,
	2007	2006
	(in thousands)
Costs incurred on uncompleted contracts	$259,075	$269,966
Estimated earnings	74,994	66,434

	334,069	336,400
Less billings to date	(215,525)	(262,047)

	$118,544	$74,353

These amounts were reflected in the balance sheet as follows:

	December 31,
	2007	2006
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$121,058	$74,353
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,514)	—

	$118,544	$74,353

As discussed in the Summary of Significant Accounting Policies, contract costs of $8.1 million, $7.5 million and $10.4 million are reported in the consolidated statements of income as selling, general and administrative costs in 2007, 2006 and 2005, respectively, but have been included in total contract costs incurred to date used in the percentage-of-completion calculation of costs and estimated earnings in excess of billings.

3.	INVENTORIES:

	December 31,
	2007	2006
	(in thousands)
Finished goods	$27,243	$30,716
Raw materials	33,249	46,533
Materials and supplies	2,313	2,051

	$62,805	$79,300

4.	ASSETS HELD FOR SALE:

On May 31, 2006, the Company completed the sale of its manufacturing facility in Riverside, California. A gain of $7.7 million was recorded during the year ended December 31, 2006.

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2007	2006
	(in thousands)
Land and improvements	$16,551	$16,521
Buildings	33,717	31,712
Equipment	158,853	138,693
Equipment under capital leases	5,447	4,055
Construction in progress	11,274	11,123

	225,842	202,104
Less accumulated depreciation and amortization	(45,865)	(41,328)

Property and equipment, net	$179,977	$160,776

Depreciation expense was $5.1 million, $3.8 million, and $5.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. Accumulated amortization associated with property and equipment under capital leases was $127,000 and $9,000 at December 31, 2007 and 2006, respectively.

6.	LINE OF CREDIT AGREEMENT:

At December 31, 2007, the Company had a $90.0 million line of credit agreement, under which $54.4 million was outstanding, bearing interest at a weighted average rate of 6.19%. At December 31, 2007, the Company had additional net borrowing capacity under the line of credit of $21.5 million. The line of credit expires on May 31, 2012, and bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. The line of credit agreement contains the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage test and a minimum asset coverage ratio. At December 31, 2007, the Company was in compliance with all covenants specified in the line of credit agreement.

7.	LONG-TERM DEBT:

	December 31,
	2007	2006
	(in thousands)
Senior Notes, matured on November 15, 2007, due in annual payments of $5.0 million that began November 15, 2001, plus interest at 6.87% paid quarterly, on February 15, May 15, August 15 and November 15, collateralized by accounts receivable, inventory and certain equipment	$—	$5,000
Series B Senior Notes, maturing on April 1, 2008, due in annual payments of $4.3 million that began April 1, 2002, plus interest at 6.91% paid quarterly, on January 1, April 1, July 1, and October 1, collateralized by accounts receivable, inventory and certain equipment. Amounts were paid in full by May 31, 2007	—	8,571
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that begin February 25, 2008, plus interest at 8.75% paid quarterly, on February 25, May 25, August 25, and November 25, collateralized by accounts receivable, inventory and certain equipment	15,000	15,000
Series B Term Notes, maturing on June 21, 2014, due in annual payments of $1.5 million that begin June 21, 2008, plus interest at 8.47% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	10,500	10,500
Series C Term Notes, maturing on October 26, 2014, due in annual payments of $1.4 million that begin October 26, 2008, plus interest at 7.36% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	10,000	10,000
Series D Term Notes, maturing on January 24, 2015, due in annual payments of $643 that begin January 24, 2009, plus interest at 7.32% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	4,500	4,500

Total long-term debt	$40,000	$53,571

Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$5,071	$9,286
Long-term debt, less current portion	34,929	44,285

	$40,000	$53,571

The Company is required to maintain certain financial ratios under its long-term debt agreements, including the following covenants; minimum consolidated tangible net worth, maximum consolidated total debt to consolidated EBITDA, minimum consolidated fixed charge coverage test and a minimum asset coverage ratio. At December 31, 2007, the Company was in compliance with all covenants specified in its long-term debt agreements.

Future principal payments of long-term debt are as follows (in thousands):

2008	$5,071
2009	5,714
2010	5,714
2011	5,714
2012	5,714
Thereafter	12,073

$40,000

Interest expense was $6.8 million, net of amounts capitalized of $279,000 in 2007; $6.7 million, net of amounts capitalized of $568,000 in 2006; and $7.4 million, net of amounts capitalized of $340,000 in 2005.

8.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum principal payments under these capital leases are as follows (in thousands):

2008	$1,028
2009	1,028
2010	1,028
2011	605
2012	605
Thereafter	1,346

Total minimum lease payments	5,640
Less—Amount representing interest	868

Present value of minimum lease payments with average interest rates of 5.65%	4,772
Current portion of capital lease obligation	780

Capital lease obligation, less current portion	$3,992

Operating Leases

The Company has entered into various equipment leases with terms of ten years or less. Total rental expense for 2007, 2006, and 2005 was $3.2 million, $11.0 million, and $11.2 million, respectively. Future minimum payments as of December 31, 2007 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2008	$1,888
2009	1,310
2010	919
2011	873
2012	782
Thereafter	3,326

$9,098

Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates.

9.	DERIVATIVE INSTRUMENTS:

At December 31, 2007, the Company held eight foreign currency forward contracts with a notional value of CAD$38.6 million that have varying maturities of between 3 and 21 months. As these forward contracts are not designated as hedges as defined by SFAS 133, material unrealized gains or losses on these contracts are recorded in net income. The Company revalued the Canadian foreign currency forward contracts to fair market value at December 31, 2007, and recorded resulting unrealized losses of $3.8 million. Unrealized gains of $4.7 million were also included in net income as a result of the revaluation of Canadian sales contracts. The net effect of these unrealized gains and losses was a gain of $900,000.

10.	RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers fourteen investment options.

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

The Company also has two noncontributory defined benefit plans, a union and a salaried benefit plan. Both plans are frozen, and participants are fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to date the plans were frozen. Benefits under the union pension plan are based upon a flat benefit formula, while benefits under the salaried benefit plan are based upon a final pay formula. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2007 the Company had recorded, in accordance with the actuarial valuation, a prepaid benefit cost of $511,000 and an unrecognized actuarial loss, net of tax of $1.5 million in accumulated other comprehensive income. As of December 31, 2006, the Company had recorded a prepaid benefit cost of $231,000 and an accrued pension liability of $89,000, and an unrecognized actuarial loss, net of tax of $1.7 million in accumulated other comprehensive income. Additionally, as of December 31, 2007 and 2006, the accumulated benefit obligation was $4.6 million and $4.8 million, respectively, and the fair value of plan assets was $5.1 million and $5.0 million, respectively.

Total expense for all retirement plans in 2007, 2006 and 2005 was $1.0 million, $1.2 million and $1.1 million, respectively.

11.	SHARE-BASED COMPENSATION PLANS:

There were 1,004,295 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2007, against which 410,295 options and 3,000 restricted stock units have been granted and remain outstanding. There were 582,702 and 734,336 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2006 and 2005, respectively.

Stock Options

The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

A summary of status of the Company’s stock options as of December 31, 2007 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2005	859,465	15.14
Options granted	8,000	22.07
Options exercised or exchanged	(153,766)	11.14
Options canceled	(2,363)	21.72

Balance, December 31, 2005	711,336	16.06
Options granted	6,000	28.31
Options exercised or exchanged	(143,634)	17.98

Balance, December 31, 2006	573,702	15.71
Options granted	15,000	34.77
Options exercised or exchanged	(178,392)	16.28
Options canceled	(15)	17.90

Balance, December 31, 2007	410,295	16.16

Exercisable, December 31, 2007	410,295	16.16	2.89	$9,428

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $2.1 million and $1.9 million, respectively.

The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $17.40, $12.88, and $11.77, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31 - $13.56	116,920	2.62	$13.28	116,920	$13.28
$14.00 - $14.56	108,572	3.50	14.01	108,572	14.01
$14.75 - $17.90	113,375	2.30	15.87	113,375	15.87
$21.00 - $34.77	71,428	3.38	24.65	71,428	24.65

	410,295	3.25	$16.16	410,295	$16.16

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2007, 2006, and 2005, respectively: 410,295 at $16.16, 569,725 at $15.70, and 684,073 at $16.06.

Restricted Stock Units

The 2007 Stock Incentive Plan provides that restricted stock units, as well as other awards, may be granted. The restricted stock units provide the right to receive a specified number of shares over a specified period of time.

A summary of status of the Company’s restricted stock units as of December 31, 2007 and changes during the year then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units at December 31, 2006	—	—
Restricted stock units granted	3,000	38.45
Restricted stock units vested	—	—

Unvested restricted stock units at December 31, 2007	3,000	38.45

For the years ended December 31, 2007 and 2006, total share-based compensation expense of $297,000 and $253,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $189,000 and $167,000, respectively. As of December 31, 2007, there is no unrecognized compensation expense related to nonvested options, and there is $105,000 of unrecognized compensation expense related to restricted stock units which is expected to be recognized over the remaining weighted average period of approximately 4.6 years.

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

Litigation

In November 1999, the Oregon Department of Environmental Quality (“ODEQ”) requested performance of a preliminary assessment of the Company’s plant located at 12005 N. Burgard in Portland, Oregon. The purpose of the assessment was to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a Voluntary Letter Agreement with ODEQ in mid-August 2000, and began working on the assessment. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). The Portland Harbor Site includes “all suitable areas in proximity to the contamination necessary for the implementation of the response action” including upland portions of the Site that contain sources of contamination to the sediments in the river. The Company’s plant is not located on the Willamette River; it lies in what may be the uplands portion of the Portland Harbor Site. EPA and ODEQ agreed to share responsibility for leading the investigation and cleanup of the Portland Harbor Site. ODEQ has the lead responsibility for conducting the upland work.

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

EPA and ODEQ notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ encouraged the Company and other notice recipients to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”). The RI/FS is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company, along with several other parties, reached an Interim RI/FS settlement in February 2007. This agreement required the Company to make a payment of $175,000 in June 2007 to the LWG. This was an interim settlement only and does not obligate the Company to any further payment or liabilities.

In November 2007, EPA invited the notice recipients to a meeting in Portland to discuss the current status of the RI/FS and how that relates to the timing and scope of future negotiations concerning the cleanup of the Portland Harbor Site. At that meeting EPA stated that additional parties would be notified of their potential responsibility. In January 2008, EPA sent notices to over two hundred additional parties bringing the total number of parties receiving notice from EPA to 280. At the same time, pursuant to CERCLA section 104(e), EPA requested information concerning site history and operations from every notice recipient, including the Company. The responses to EPA are due May 16, 2008.

Concurrent with the activities of EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform an Injury Assessment for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. Natural resource damages focus on site restoration as opposed to actions to remove or remediate hazardous substances. The Trustees for the Portland Harbor Site consist of representatives from six Northwest Indian Tribes and three federal agencies. The Trustees act independently of EPA and ODEQ but the Company expects their assessment will be coordinated with the RI/FS work underway at the Portland Harbor Site. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessment. The Company has not assumed any payment obligation or liability related to the Trustee’s assessment.

Therefore, the extent of our participation in this work is not known, and no further adjustments to the consolidated financial statements have been recorded for this matter as of December 31, 2007.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $14.1 million. The stand-by letters of credit relate to customer owned raw materials, workers’ compensation and general liability insurance.

14.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal	$7,658	$4,163	$3,991
State	1,238	370	825

Deferred:
Federal	2,586	4,991	2,195
State	406	759	(308)

	$11,888	$10,283	$6,703

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is explained as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Provision at statutory rate	$11,452	$10,606	$7,031
State provision, net of federal benefit	1,069	713	337
Research and development credits	(170)	(1,313)	—
Domestic manufacturing deduction	(455)	(167)	(140)
Other	(8)	444	(525)

	$11,888	$10,283	$6,703

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2007	2006
	(in thousands)
Current deferred tax assets:
Inventories	$1,848	$1,566
Accrued employee benefits	2,021	1,862
Trade receivables, net	442	319
Net operating loss carryforwards	150	149
Other	91	—

	4,552	3,896
Current deferred tax liabilities:
Prepaid expenses	(491)	(269)
Other	—	(493)

Current deferred tax assets, net	$4,061	$3,134

Noncurrent deferred tax assets:
Net operating loss carryforwards	$642	$742
Other	11	120

	653	862
Valuation allowance	(520)	(520)

	133	342
Noncurrent deferred tax liabilities:
Property and equipment	(33,906)	(29,841)

Noncurrent deferred tax liabilities, net	$(33,773)	$(29,499)

Net deferred tax liabilities	$(29,712)	$(26,365)

As of December 31, 2007, the Company had approximately $1.0 million of federal net operating loss carryforwards and $6.4 million of state net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel, which are limited in their use to approximately $348,000 per year during the 15 year carryforward period which expires in 2010. During the year ended December 31, 2005, the Company recorded an increase in the valuation allowance of $42,000 related to the state net operating loss carryforwards. As it was considered more likely than not the benefits would not be realized, the valuation allowance was recorded based upon current and anticipated future taxable income, state tax rates, and state apportionment.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet the recognition and measurement standards of FIN 48. At the adoption date of January 1, 2007, the Company had $748,000 of unrecognized tax benefits. At December 31, 2007, the Company has $956,000 of unrecognized tax benefits, classified as current in the accompanying Consolidated Balance Sheet.

A summary of the changes in the unrecognized tax benefits during the year ended December 31, 2007 is presented below (in thousands):

Unrecognized tax benefits at adoption of FIN 48 on January 1, 2007	$748
Decreases for positions taken in the current year	(9)
Increases for positions taken in prior years	190
Decreases for positions taken in prior years	(112)
Increases for positions expected to be taken in future years	75
Increases for interest	64

Unrecognized tax benefits at December 31, 2007	$956

All of the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007 would affect the Company’s effective tax rate if recognized.

The Company files income tax returns in the United States Federal jurisdiction, in one foreign jurisdiction, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003. The Company is currently attempting to resolve income tax audits relating to the 2005 tax filings in various jurisdictions, and certain amendments filed. The Company believes it is reasonably possible the total amounts of unrecognized tax benefits will decrease by $571,000 prior to December 31, 2008, based upon resolution of the audits; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company has approximately $94,000 of accrued interest related to uncertain tax positions.

15.	SEGMENT INFORMATION:

The Company has adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” which requires disclosure of financial and descriptive information about the Company’s reportable operating segments. The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit. There were no material transfers between segments in the periods presented.

The Company’s water transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high-pressure water transmission pipelines in the United States, Canada, and Mexico. Water Transmission manufacturing facilities are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Pleasant Grove, Utah and products are sold primarily to public water agencies either directly or through an installation contractor.

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

The Company’s fabricated products segment manufactures and markets propane tanks, as well as a wide range of other fabricated metal products and water transmission fitting work. Propane tanks are used for home heating, agricultural and light industrial applications, and other fabricated metal products such as air receivers, custom pressure vessels and components for other OEMs are currently targeted to the transportation, energy and water industries. The Fabricated Products manufacturing facility is located in Monterrey, Mexico and products are sold through a network of direct sales force personnel and independent agents.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. As of December 31, 2007, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales:
Water transmission	$274,760	$244,810	$232,102
Tubular products	95,019	84,756	80,664
Fabricated products	13,045	17,025	16,240

Total	$382,824	$346,591	$329,006

Gross profit (loss):
Water transmission	$60,564	$46,601	$46,759
Tubular products	10,008	8,932	5,636
Fabricated products	(357)	1,180	1,395

Total	$70,215	$56,713	$53,790

Depreciation and amortization of property and equipment:
Water transmission	$2,704	$1,849	$2,501
Tubular products	940	515	1,598
Fabricated products	332	284	268

Total	3,976	2,648	4,367
Corporate	1,157	1,134	1,084

Total	$5,133	$3,782	$5,451

Capital expenditures:
Water transmission	$18,579	$25,103	$13,289
Tubular products	3,381	31,955	3,758
Fabricated products	505	768	221

Total	22,465	57,826	17,268
Corporate	867	602	1,234

Total	$23,332	$58,428	$18,502

Net sales by geographic area:
United States	$351,237	$329,180	$313,765
Other	31,587	17,411	15,241

Total	$382,824	$346,591	$329,006

	Year Ended December 31,
	2007	2006
	(in thousands)
Goodwill:
Water transmission	$—	$—
Tubular products	21,451	21,451
Fabricated products	—	—

Total	$21,451	$21,451

Total Assets:
Water transmission	$292,428	$255,737
Tubular products	126,737	125,321
Fabricated products	13,803	15,002

Total	432,968	396,060
Corporate	20,595	28,391

Total	$453,563	$424,451

No one customer represented more than 10% of total sales in 2007, 2006 or 2005.

16.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2007 and 2006 is as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007

Net sales:
Water transmission	$64,581	$69,477	$63,862	$76,840
Tubular products	22,982	28,918	25,209	17,910
Fabricated products	3,173	3,502	2,911	3,459

Total net sales	$90,736	$101,897	$91,982	$98,209

Gross profit:
Water transmission	$13,736	$15,051	$14,338	$17,438
Tubular products	2,310	3,628	3,082	989
Fabricated products	58	113	(123)	(404)

Total gross profit	$16,104	$18,792	$17,297	$18,023
Net income	$4,534	$5,662	$5,069	$5,568
Earnings per share:
Basic	$0.51	$0.63	$0.57	$0.62
Diluted	$0.49	$0.61	$0.55	$0.60

2006
Net sales:
Water transmission	$55,947	$51,343	$65,481	$72,039
Tubular products	18,900	22,593	22,272	20,991
Fabricated products	3,971	3,920	4,665	4,469

Total net sales	$78,818	$77,856	$92,418	$97,499

Gross profit:
Water transmission	$10,173	$9,816	$12,725	$13,887
Tubular products	1,908	2,654	2,242	2,128
Fabricated products	383	334	243	220

Total gross profit	$12,464	$12,804	$15,210	$16,235
Net income	$2,638	$7,323	$4,079	$5,979

Earnings per share:
Basic	$0.39	$1.07	$0.59	$0.74
Diluted	$0.37	$1.03	$0.57	$0.72

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$823	$2,633	$(2,327)	$1,129
Valuation allowance for deferred tax assets	520	—	—	520

Year ended December 31, 2006:
Allowance for doubtful accounts	$500	$2,194	$(1,871)	$823
Valuation allowance for deferred tax assets	520	—	—	520

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,221	$599	$(1,320)	$500
Valuation allowance for deferred tax assets	478	42	—	520

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2008.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM
Brian W. Dunham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 17th day of March 2008.

Signature	Title

/s/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board

/s/ BRIAN W. DUNHAM Brian W. Dunham	Director, President and Chief Executive Officer

/s/ STEPHANIE J. WELTY Stephanie J. Welty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL C. FRANSON Michael C. Franson	Director

/s/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/s/ KEITH R. LARSON Keith R. Larson	Director

/s/ NEIL R. THORNTON Neil R. Thornton	Director

/s/ RICHARD A. ROMAN Richard A. Roman	Director