Form 10-Q
period 2008-03-31
NORTHWEST PIPE CO
filed 2008-05-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

OREGON	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5721 SE Columbia Way

Suite 200

Vancouver, Washington 98661

(Address of principal executive offices and zip code)

360-397-6250

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Common Stock, par value $.01 per share	9,141,404
(Class)	(Shares outstanding at April 30, 2008)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$342	$234
Trade and other receivables, less allowance for doubtful accounts of $691 and $1,129	54,498	49,300
Costs and estimated earnings in excess of billings on uncompleted contracts	120,967	121,058
Inventories	59,458	62,805
Refundable income taxes	2,815	2,885
Deferred income taxes	3,864	4,061
Prepaid expenses and other	3,118	3,541

Total current assets	245,062	243,884
Property and equipment, net of accumulated depreciation and amortization of $47,080 and $45,865	184,207	179,977
Goodwill	21,451	21,451
Other assets	8,229	8,251

Total assets	$458,949	$453,563

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	5,071
Current portion of capital lease obligations	792	780
Accounts payable	31,151	41,684
Accrued liabilities	13,843	12,311
Billings in excess of costs and estimated earnings on uncompleted contracts	1,372	2,514

Total current liabilities	52,872	62,360
Note payable to financial institution	65,222	54,415
Long-term debt, less current portion	32,143	34,929
Capital lease obligations, less current portion	3,790	3,992
Deferred income taxes	34,562	33,773
Pension and other long-term liabilities	7,147	7,812

Total liabilities	195,736	197,281
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,141,404 and 9,056,251 shares issued and outstanding	91	91
Additional paid-in-capital	103,634	101,749
Retained earnings	161,008	155,962
Accumulated other comprehensive loss	(1,520)	(1,520)

Total stockholders’ equity	263,213	256,282

Total liabilities and stockholders’ equity	$458,949	$453,563

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$94,003	$90,736
Cost of sales	76,218	74,632

Gross profit	17,785	16,104
Selling, general and administrative expense	7,961	7,302

Operating income	9,824	8,802
Interest expense, net	1,806	1,604

Income before income taxes	8,018	7,198
Provision for income taxes	2,971	2,664

Net income	$5,047	$4,534

Basic earnings per share	$0.56	$0.51

Diluted earnings per share	$0.54	$0.49

Shares used in per share calculations:
Basic	9,087	8,924

Diluted	9,307	9,213

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$5,047	$4,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,145	1,135
Amortization of debt issuance costs	84	73
Deferred income taxes	986	(392)
Loss on disposal of property and equipment	205	81
Stock based compensation expense	16	23
Tax benefit from stock option plans	603	334
Excess tax benefit from stock option plans	(462)	(190)
Changes in operating assets and liabilities:
Trade and other receivables, net	(5,198)	(1,289)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(1,051)	10,387
Inventories	3,347	4,314
Refundable income taxes	70	3,028
Prepaid expenses and other	336	(69)
Accounts payable	(10,533)	(21,926)
Accrued and other liabilities	867	1,649

Net cash provided by (used in) operating activities	(4,538)	1,692
Cash Flows From Investing Activities:
Additions to property and equipment	(5,557)	(4,321)

Net cash used in investing activities	(5,557)	(4,321)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,267	882
Payments on long-term debt	(2,143)	(65)
Net borrowings (payments) under note payable to financial institution	10,807	(2,400)
Payments on capital lease obligations	(190)	(57)
Excess tax benefit from stock option plans	462	190

Net cash provided by (used in) financing activities	10,203	(1,450)

Net increase (decrease) in cash and cash equivalents	108	(4,079)
Cash and cash equivalents, beginning of period	234	4,259

Cash and cash equivalents, end of period	$342	$180

Non-cash investing and financing activity:
Operating lease converted to capital lease	$—	$1,447

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2008 or any portion thereof.

2.	Inventories

Inventories are stated at the lower of cost or market. Finished goods and Tubular Products raw material, other than steel, are stated at cost using the first-in, first-out method of accounting. Raw material inventories of steel are stated at cost on a specific identification basis. Raw material inventories of coating and lining materials, as well as materials and supplies, are stated on an average cost basis. Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Finished goods	$25,582	$27,243
Raw materials	31,712	33,249
Materials and supplies	2,164	2,313

	$59,458	$62,805

3.	Contingencies

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

In December 2000, EPA and ODEQ notified the Company and 68 other parties of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the Resource Conservation and Recovery Act (“RCRA”) with respect to the Portland Harbor Site. EPA and ODEQ encouraged the Company and other notice recipients to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”). The RI/FS is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company, along with several other parties, reached an Interim RI/FS settlement in February 2007. Under this agreement the Company made a payment of $175,000 in June 2007 to the LWG. This was an interim settlement only and does not obligate the Company to any further payment or liabilities.

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

The extent of our participation in this work is not known, and no adjustments to the consolidated financial statements have been recorded for this matter as of March 31, 2008.

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

4.	Water Transmission Revenue Recognition

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs are reviewed monthly and updated by project management and operations personnel for all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than two percent are reviewed by senior management personnel. Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used in the percentage-of-completion calculation. For the three months ended March 31, 2008 and 2007, contract costs of $2.5 million and $1.9 million, respectively, are reported in the consolidated statements of income as selling, general and administrative costs, but have been included in total contract costs incurred to date used in the percentage-of-completion calculation of costs and estimated earnings in excess of billings.

5.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. The pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group produces a range of products used in several different markets, including energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and standard pipe that is used in many different applications. These two segments represent distinct business activities, which management evaluates based on segment gross profit. There were no material transfers between segments in the periods presented.

Historically, the Company disclosed three segments, but based on changes in organizational structure and strategic direction, the resulting reporting of segments changed. The Company has restated prior year’s segment information to be consistent with the current reporting and operating structure in place.

	Three months ended March 31,
	2008	2007
	(In thousands)
Net sales:
Water Transmission	$63,869	$67,754
Tubular Products	30,134	22,982

Total	$94,003	$90,736

Gross profit:
Water Transmission	$14,453	$13,794
Tubular Products	3,332	2,310

Total	$17,785	$16,104

6.	Share-based Compensation

The Company has two stock incentive plans for employees and directors. The 2007 Stock Incentive Plan provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock and restricted stock units. The 1995 Stock Option Plan for Nonemployee Directors provides for the grant of nonqualified options at an exercise price which is not less than 100 percent of the fair value on the grant date. In addition, the Company has one inactive stock option plan, the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding. There were 909,431 shares of common stock reserved for issuance under the Company’s stock compensation plans at March 31, 2008, against which 315,431 options and 3,000 restricted stock units have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

A summary of the status of the Company’s stock options as of March 31, 2008 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2008	410,295	$16.16
Options granted	—	—
Options exercised or exchanged	(94,864)	17.18
Options canceled	—	—

Balance, March 31, 2008	315,431	$15.85	3.09	$8,402

Exercisable, March 31, 2008	315,431	$15.85	3.09	$8,402

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the three months ended March 31, 2008 was $2.0 million.

A summary of the status of the Company’s restricted stock units as of March 31, 2008 and changes during the three months then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2008	3,000	$38.45
Restricted stock units granted	—	—
Restricted stock units vested	—	—

Unvested restricted stock units at March 31, 2008	3,000	$38.45

For the three months ended March 31, 2008 and 2007, total share-based compensation expense of $16,000 and $23,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $10,000 and $14,000. As of March 31, 2008, there is no unrecognized compensation expense related to nonvested options, and there is $99,000 of unrecognized compensation expense related to restricted stock units which is expected to be recognized over the remaining weighted average period of approximately 4.3 years.

7.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in one foreign jurisdiction, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003. The Company is currently attempting to resolve income tax audits relating to the 2005 tax filings in various jurisdictions, and certain amendments filed. The Company believes it is reasonably possible the total amounts of unrecognized tax benefits will decrease by $571,000 in the following twelve months, based upon resolution of the audits; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes at estimated effective tax rates of 37% for the three month periods ended March 31, 2008 and 2007.

8.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 220,114 and 289,241 for the three months ended March 31, 2008 and 2007, respectively, were used in the calculations of diluted earnings per share. For the three months ended March 31, 2008 and 2007, the calculation of diluted earnings per share included all common equivalent shares.

9.	Fair Value Measurement

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”), as described in Note 10. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists).

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value as of March 31, 2008 (in thousands):

Description	Balance March 31, 2008	Level 1	Level 2	Level 3
Derivatives	$1,945	$—	$1,945	$—

The Company uses derivatives to offset the risk associated with the effects of certain foreign currency exposures. These contracts are not for trading or for speculative purposes. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are based on third-party valuation models.

10.	Recent Accounting and Reporting Developments

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is assessing SFAS 161 and has not determined the impact that the adoption of SFAS 161 will have on its financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The Company is currently evaluating the impact of SFAS 141(R) on the financial position and results of operations when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value, which would not otherwise be measured at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008, did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position (FSP) SFAS 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. The adoption of SFAS 157 for financial assets and financial liabilities did not have an impact on the Company’s financial position or results of operations. The full adoption of SFAS 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities strategically located across the United States and Mexico in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 68% of net sales in the first quarter of 2008.

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

Our Tubular Products Group operates two manufacturing facilities, in Atchison, Kansas and Houston, Texas. We also own a facility in Bossier City, Louisiana, which has temporarily suspended operations. We produce a range of products used in several different markets. We currently make mechanical tubing, energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural tubing that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 32% of our net sales in the first quarter of 2008.

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy spending, highway spending, agricultural spending and general economic conditions. We focus on products for which we believe we have a sustainable advantage.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets or liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

See Note 10 of the Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial position.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments. Historically, we disclosed three segments, but based on changes in our organizational structure and our strategic direction, the resulting reporting of segments changed. We have restated prior year’s segment information to be consistent with the current reporting and operating structure in place.

	Three months ended March 31,
	2008	2007
Net sales
Water Transmission	67.9%	74.7%
Tubular Products	32.1	25.3

Total net sales	100.0	100.0
Cost of sales	81.1	82.3

Gross profit	18.9	17.7
Selling, general and administrative expense	8.4	8.0

Operating income	10.5	9.7
Interest expense, net	1.9	1.8

Income before income taxes	8.6	7.9
Provision for income taxes	3.2	2.9

Net income	5.4%	5.0%

Gross profit/(loss) as a percentage of segment net sales:
Water Transmission	22.6%	20.4%
Tubular Products	11.1	10.1

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales. Net sales increased 3.6% to $94.0 million for the first quarter of 2008 compared to $90.7 million for the first quarter of 2007.

Water Transmission sales decreased by 5.7% to $63.9 million in the first quarter of 2008 from $67.8 million in the first quarter of 2007 as a result of the timing of production in certain of our facilities. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 31.1% to $30.1 million in the first quarter of 2008 from $23.0 million in the first quarter of 2007. The majority of the increase in net sales over the same period last year resulted primarily from increased volume, caused by generally strong market conditions and an increasing market share in energy products.

During the three months ended March 31, 2008 and 2007, no customer accounted for more than 10.0% of net sales.

Gross Profit. Gross profit increased 10.4% to $17.8 million (18.9% of total net sales) in the first quarter of 2008 from $16.1 million (17.7% of total net sales) in the first quarter of 2007.

Water Transmission gross profit increased 4.8% to $14.5 million (22.6% of segment net sales) in the first quarter of 2008 from $13.8 million (20.4% of segment net sales) in the first quarter of 2007. Water Transmission gross profit increased for the three months ended March 31, 2008 over the same period last year due to somewhat better pricing and improved operational efficiencies.

Gross profit from Tubular Products increased 44.2% to $3.3 million (11.1% of segment net sales) in the first quarter of 2008 from $2.3 million (10.1% of segment net sales) in the first quarter of 2007. The majority of the increase in gross profit is a result of higher volume. The margin as a percentage of segment net sales improved primarily due to improved plant utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.0 million (8.4% of total net sales) in the first quarter of 2008 from $7.3 million (8.0% of total net sales) in the first quarter of 2007. The increase from the same period last year was primarily attributable to higher salary and wage expense, including sales commissions.

Interest Expense, net. Interest expense, net increased 12.6% to $1.8 million in the first quarter of 2008 from $1.6 million in the first quarter of 2007. The increase in interest expense resulted from the increase in average borrowings outstanding under our credit agreement.

Income Taxes. The provision for income taxes was $3.0 million in the first quarter of 2008, based on an effective tax rate of approximately 37.1%, compared to $2.7 million in the first quarter of 2007, based on an effective tax rate of approximately 37.0%.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2008 is presented in our consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2008, our working capital (current assets minus current liabilities) was $192.2 million as compared to $182.5 million as of December 31, 2007.

Net cash used by operating activities in the first three months of 2008 was $4.5 million. This was primarily the result of a decrease in accounts payable of $10.5 million and an increase in trade and other receivables of $5.2 million, offset by our net income of $5.0 million, non-cash adjustments for depreciation and amortization of property and equipment of $1.1 million and changes in deferred income taxes of $1.0 million, and a decrease in inventories of $3.3 million. The decrease in inventories and the increase in trade and other receivables resulted from timing differences between production, shipment and invoicing of products. We are typically obligated to pay for goods and services within 30 days of receipt, while cash collected from our construction contracts is typically received at the end of the contract, which may extend for several months. Our construction contract revenues in the water transmission segment are recognized on a percentage-of-completion method. Therefore, there is little correlation between revenue and cash receipts, and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval compared to our collection cycle.

Net cash used in investing activities in the first three months of 2008 was $5.6 million, which resulted from additions of property and equipment across all of our facilities; the most significant of which was two new spiral weld mills. Capital expenditures are expected to be between $15.0 million and $18.0 million in 2008.

Net cash provided by financing activities in the first three months of 2008 was $10.2 million, which resulted primarily from increased net borrowings under the notes payable to financial institutions of $10.8 million, which was used to fund operating and investing activities.

We anticipate that our existing cash and cash equivalents, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2008. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes and capital and operating leases, if such resources are available. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings.

Debt

We had the following significant components of debt at March 31, 2008: a $90.0 million credit agreement, under which $65.2 million was outstanding; $12.9 million of Series A Term Note, $10.5 million of Series B Term Notes, $10.0 million of Series C Term Notes and $4.5 million of Series D Term Notes.

There have been no changes to the scheduled maturities of the Series A Term Note, the Series B Term Notes, the Series C Term Notes, or the Series D Term Notes (together, the “Term Notes”) from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The Term Notes are collateralized by accounts receivable, inventory and certain machinery and equipment.

We also have entered into stand-by letters of credit that total approximately $14.3 million as of March 31, 2008. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The credit agreement provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $90 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the credit agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain machinery and equipment.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At March 31, 2008, we had $65.2 million outstanding under the credit facility bearing interest at a weighted average rate of 4.99%.

We lease certain equipment used in the manufacturing process. The average interest rate on the capital leases is 5.7%.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2008, we were not in violation of any of the covenants in our debt agreements.

Off Balance Sheet Arrangements

Other than operating lease commitments, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These contracts are not used for trading or for speculative purposes. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts. The program is designed to mitigate the possibility of foreign currency transaction gains or losses.

At March 31, 2008, we held eight foreign currency forward contracts with a notional value of CAD$35.0 million that have varying maturities of between 4 and 18 months. As these contracts are not designated as hedges as defined by SFAS 133, material unrealized gains or losses on these contracts are recorded in net income. We revalued our Canadian foreign currency forward contracts to fair market value at March 31, 2008, and recorded resulting unrealized gains of $1.9 million. Unrealized losses of $2.1 million were also included in net income as a result of the revaluation of our Canadian sales contracts. The net effect of these unrealized gains and losses was a loss of $200,000. Management believes our current risk exposure to foreign currency rate movements to be immaterial.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $90.0 million revolving credit line ($65.2 million outstanding as of March 31, 2008). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4.	Controls and Procedures

As of March 31, 2008, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.	Other Information

The Summary of Cash and Certain Other Compensation table on page 9 of the Company's Proxy Statement dated April 9, 2008 omitted information regarding bonuses paid to the Company's named executive officers for 2007 because the amounts of such bonuses had not been determined at that time. Set forth below is a revised Summary of Cash and Certain Other Compensation table that includes information as to the compensation paid to the Company's named executive officers for 2007, including the previously omitted bonus information.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Brian W. Dunham	2007	$545,000	$560,000	$9,681	$53,948	$71,606	(4)	$1,240,235
Director, Chief Executive Officer and President
Stephanie J. Welty	2007	40,000	50,000	—	—	2,815	(5)	92,815
Senior Vice President, Chief Financial Officer and Corporate Secretary
Charles L. Koenig	2007	245,000	205,000	3,194	18,744	62,854	(6)	534,792
Senior Vice President
Robert L. Mahoney	2007	231,000	180,000	2,259	15,342	45,122	(7)	473,723
Senior Vice President
Gary A. Stokes	2007	262,500	220,000	3,308	19,653	58,854	(8)	564,315
Senior Vice President

(1)	Includes amounts earned in 2007, even if deferred.

(2)	Annual bonus represents amount earned during the year. Actual payments may be made over subsequent years.

(3)	There were no stock option awards to named executive officers in 2007. The amounts included in this column represent the amount recognized by the Company in each of the respective years for financial statement reporting purposes for the fair value of stock options vested with respect to each of the named executives, in accordance with SFAS 123R. These amounts do not correspond to the actual value that will be recognized by the named executives. For information on the SFAS 123R valuation assumptions with respect to grants made prior to 2007, refer to the note on Stock-Based Compensation Plans included in the consolidated financial statements in the Company’s Annual Report on Form 10-K for the respective year-end.

(4)	Amount includes $41,608 contributed by the Company to Mr. Dunham’s nonqualified retirement savings plan, amounts contributed by the Company to Mr. Dunham’s qualified 401(k) defined contribution plan, and amounts paid by the Company for life insurance premiums, annual automobile allowance, club membership dues and spousal travel expenses.

(5)	Includes amount paid by the Company for Ms. Welty’s annual automobile allowance.

(6)	Amount includes $41,737 contributed by the Company to Mr. Koenig’s nonqualified retirement savings plan, and amounts contributed by the Company to Mr. Koenig’s qualified 401(k) defined contribution plan, and amounts paid for annual automobile allowance.

(7)	Amount includes $17,976 contributed by the Company to Mr. Mahoney’s nonqualified retirement savings plan, amounts contributed by the Company to Mr. Mahoney’s qualified 401(k) defined contribution plan, and amounts paid by the Company for club membership dues, annual automobile allowance and spousal travel expenses.

(8)	Amount includes $30,018 contributed by the Company to Mr. Stokes’ nonqualified retirement savings plan, amounts contributed by the Company to Mr. Stokes’ qualified 401(k) defined contribution plan, and amounts paid by the Company for annual automobile allowance, club membership dues and spousal travel expenses.

Item 6.	Exhibits

(a)	The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)