Form 10-Q
period 2008-06-30
NORTHWEST PIPE CO
filed 2008-08-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐     Smaller reporting company   ☐

Common Stock, par value $.01 per share	9,168,963
(Class)	(Shares outstanding at August 6, 2008)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$164	$234
Trade and other receivables, less allowance for doubtful accounts of $1,498 and $1,129	83,281	49,300
Costs and estimated earnings in excess of billings on uncompleted contracts	108,514	121,058
Inventories	71,783	62,805
Refundable income taxes	1,970	2,885
Deferred income taxes	4,650	4,061
Prepaid expenses and other	2,626	3,541

Total current assets	272,988	243,884
Property and equipment, net of accumulated depreciation and amortization of $47,086 and $45,865	188,895	179,977
Goodwill	21,451	21,451
Other assets	8,131	8,251

Total assets	$491,465	$453,563

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	5,071
Current portion of capital lease obligations	804	780
Accounts payable	46,982	41,684
Accrued liabilities	15,920	12,311
Billings in excess of costs and estimated earnings on uncompleted contracts	5,579	2,514

Total current liabilities	74,999	62,360
Note payable to financial institution	67,824	54,415
Long-term debt, less current portion	30,643	34,929
Capital lease obligations, less current portion	3,585	3,992
Deferred income taxes	34,520	33,773
Pension and other long-term liabilities	7,684	7,812

Total liabilities	219,255	197,281
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,161,963 and 9,056,251 shares issued and outstanding	92	91
Additional paid-in-capital	104,230	101,749
Retained earnings	169,408	155,962
Accumulated other comprehensive loss	(1,520)	(1,520)

Total stockholders’ equity	272,210	256,282

Total liabilities and stockholders’ equity	$491,465	$453,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$112,106	$101,897	$206,109	$192,633
Cost of sales	87,488	83,105	163,706	157,737

Gross profit	24,618	18,792	42,403	34,896
Selling, general and administrative expense	9,285	7,973	17,246	15,275

Operating income	15,333	10,819	25,157	19,621
Interest expense, net	1,329	1,833	3,135	3,437

Income before income taxes	14,004	8,986	22,022	16,184
Provision for income taxes	5,605	3,324	8,576	5,988

Net income	$8,399	$5,662	$13,446	$10,196

Basic earnings per share	$0.92	$0.63	$1.47	$1.14

Diluted earnings per share	$0.90	$0.61	$1.44	$1.11

Shares used in per share calculations:
Basic	9,151	8,940	9,119	8,932

Diluted	9,348	9,221	9,330	9,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$13,446	$10,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,407	2,518
Provision for doubtful accounts	369	(133)
Amortization of debt issuance costs	167	182
Deferred income taxes	158	738
Loss on disposal of property and equipment	656	81
Stock based compensation expense	49	297
Tax benefit from stock option plans	805	449
Excess tax benefit from stock option plans	(615)	(255)
Changes in operating assets and liabilities:
Trade and other receivables, net	(34,350)	2,901
Costs and estimated earnings in excess of billings on uncompleted contracts, net	15,609	(5,468)
Inventories	(8,978)	15,662
Refundable income taxes	915	2,434
Prepaid expenses and other	808	(549)
Accounts payable	5,298	(21,148)
Accrued and other liabilities	3,481	3,762

Net cash provided by operating activities	225	11,667
Cash Flows From Investing Activities:
Additions to property and equipment	(11,921)	(8,832)

Net cash used in investing activities	(11,921)	(8,832)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	1,628	1,236
Payments on long-term debt	(3,643)	(13,637)
Net borrowings under note payable to financial institution	13,409	6,001
Payments on capital lease obligations	(383)	(276)
Payments of debt issuance costs	—	(423)
Excess tax benefit from stock option plans	615	255

Net cash provided by (used in) financing activities	11,626	(6,844)

Net decrease in cash and cash equivalents	(70)	(4,009)
Cash and cash equivalents, beginning of period	234	4,259

Cash and cash equivalents, end of period	$164	$250

Non-cash investing and financing activity:
Operating lease converted to capital lease	$—	$1,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2008.

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

	June 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$25,218	$27,243
Raw materials	44,362	33,249
Materials and supplies	2,203	2,313

	$71,783	$62,805

3.	Contingencies

In November 1999, the Oregon Department of Environmental Quality (“ODEQ”) requested performance of a preliminary assessment of the Company’s plant located at 12005 N. Burgard in Portland, Oregon. The purpose of the assessment was to determine whether the plant has contributed to sediment contamination in the Willamette River. The Company entered into a Voluntary Letter Agreement with ODEQ in mid-August 2000, and began working on the assessment. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). EPA has not fully defined the stretch of the river that will make up the site. However, the full and final site will include “all suitable areas in proximity to the contamination necessary for the implementation of the response action” including upland portions of the site that contain sources of contamination to the sediments in the river (the “Portland Harbor Site”, or “Site”). The Company’s plant is not located on the Willamette River; it lies in what may be the uplands portion of the Portland Harbor Site. EPA and ODEQ agreed to share responsibility for leading the investigation and cleanup of the Portland Harbor Site. ODEQ has the lead responsibility for conducting the upland work.

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

In November 2007, EPA invited the notice recipients to a meeting in Portland to discuss the current status of the RI/FS and how that relates to the timing and scope of future negotiations concerning the cleanup of the Portland Harbor Site. At that meeting EPA stated that additional parties would be notified of their potential responsibility. In January 2008, EPA sent notices to over two hundred additional parties bringing the total number of parties receiving notice from EPA to 280. At the same time, pursuant to CERCLA section 104(e), EPA requested information concerning site history and operations from every notice recipient, including the Company. The responses to EPA were initially due May 16, 2008. The Company and many other notice recipients requested and received extensions to this deadline.

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

The extent of our participation in this work is not known, and no adjustments to the consolidated financial statements have been recorded for this matter as of June 30, 2008.

The Company operates under numerous governmental permits and licenses relating to air emissions, stormwater run-off, and other matters. The Company is not aware of any current material violations or citations relating to any of these permits or licenses. It has a policy of reducing consumption of hazardous materials in its operations by substituting non-hazardous materials when possible. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. The Company believes that it is in material compliance with these laws and regulations.

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

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs are reviewed monthly and updated by project management and operations personnel for all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than two percent are reviewed by senior management personnel. Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used in the percentage-of-completion calculation. For the three and six months ended June 30, 2008 and

2007, contract costs of $1.1 million and $3.6 million and $2.1 million and $4.0 million, respectively, are reported in the consolidated statements of income as selling, general and administrative costs, but have been included in total contract costs incurred to date used in the percentage-of-completion calculation of costs and estimated earnings in excess of billings.

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

Historically, the Company disclosed three segments, but based on changes in organizational structure and strategic direction, the resulting reporting of segments changed. The Company has conformed prior periods’ segment information to be consistent with the current reporting and operating structure in place.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$74,861	$72,979	$138,730	$140,732
Tubular Products	37,245	28,918	67,379	51,901

Total	$112,106	$101,897	$206,109	$192,633

Gross profit:
Water Transmission	$14,778	$15,164	$29,231	$28,958
Tubular Products	9,840	3,628	13,172	5,938

Total	$24,618	$18,792	$42,403	$34,896

6.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock and restricted stock units. In addition, the Company has two inactive stock option plans; the 1995 Stock Option Plan for Nonemployee Directors and the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding. There were 885,872 shares of common stock reserved for issuance under the Company’s stock compensation plans at June 30, 2008, against which 295,908 options have been granted and remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant.

A summary of the status of the Company’s stock options as of June 30, 2008 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2008	410,295	$16.16
Options granted	—	—
Options exercised or exchanged	(114,387)	17.41
Options canceled	—	—

Balance, June 30, 2008	295,908	$15.68	2.75	$11,873

Exercisable, June 30, 2008	295,908	$15.68	2.75	$11,873

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the six months ended June 30, 2008 was $2.6 million.

A summary of the status of the Company’s restricted stock units as of June 30, 2008 and changes during the six months then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1, 2008	3,000	$38.45
Restricted stock units granted	—	—
Restricted stock units vested	—	—
Restricted stock units canceled	(3,000)	38.45

Unvested restricted stock units at June 30, 2008	—	$—

For the three month period ended June 30, 2008, 1,036 stock awards were granted to non-employee directors, which vested immediately upon issuance. In accordance with SFAS 123(R), the Company recorded compensation expense based on the fair market value of the awards on the grant date of $47.73. For the three and six month periods ended June 30, 2008, total share-based compensation expense of $33,000 and $49,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $20,000 and $30,000, respectively. For the three and six months ended June 30, 2007, total share-based compensation expense of $274,000 and $297,000, respectively, was included in selling, general and administrative expense and deducted in arriving at income before provision for income taxes, and net income was reduced by $173,000 and $187,000, respectively. As of June 30, 2008, all outstanding options are fully vested and there is no unrecognized compensation expense.

7.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in one foreign jurisdiction, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003. The Company is currently attempting to resolve income tax audits relating to the 2005 tax filings in various jurisdictions, and to certain amendments filed.

The Company had $1.3 million and $956,000 of unrecognized tax benefits at June 30, 2008 and December 31, 2007, respectively, which would favorably affect the effective tax rate in a future period if recognized. Of the $1.3 million, the Company believes it is reasonably possible the total amounts of unrecognized tax benefits will decrease by $959,000 in the following twelve months, based upon resolution of the audits; however, it is not possible to quantify the impact the decrease, if any, would have on the effective tax rate and on net income due to the inherent complexities of the audits. Resolution of the audits could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes at estimated effective tax rates of 40% and 39% for the three and six month periods ended June 30, 2008, and 37% for the three and six month periods ended June 30, 2007.

8.	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 197,440 and 280,653 for the three months ended June 30, 2008 and 2007, respectively, and incremental shares of 210,659 and 284,807 for the six months ended June 30, 2008 and 2007, respectively, were used in the calculations of diluted earnings per share. For the three and six months ended June 30, 2008 and 2007, the calculation of diluted earnings per share included all common equivalent shares.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value as of June 30, 2008 (in thousands):

Description	Balance June 30, 2008	Level 1	Level 2	Level 3
Derivatives	$1,967	$—	$1,967	$—

The Company uses derivatives to offset the risk associated with the effects of certain foreign currency exposures. These contracts are not for trading or for speculative purposes. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are based on third-party valuation models.

10.	Recent Accounting and Reporting Developments

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 relates specifically to disclosures, and will not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The Company is currently evaluating the impact of SFAS 141(R) on the financial position, results of operations and cash flows when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value, which would not otherwise be measured at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 on January 1, 2008, did not have an impact on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position (FSP) SFAS 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. The adoption of SFAS 157 for financial assets and financial liabilities did not have an impact on the Condensed Consolidated Financial Statements. The full adoption of SFAS 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced from seven manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah, and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 67% of net sales in the first half of 2008.

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

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas. We also own a facility in Bossier City, Louisiana, which has temporarily suspended operations. We produce a range of products used in several different markets. We currently make mechanical tubing, energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural tubing that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 33% of net sales in the first half of 2008.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales
Water Transmission	66.8%	71.6%	67.3%	73.1%
Tubular Products	33.2	28.4	32.7	26.9

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	78.0	81.6	79.4	81.9

Gross profit	22.0	18.4	20.6	18.1
Selling, general and administrative expense	8.3	7.8	8.4	7.9

Operating income	13.7	10.6	12.2	10.2
Interest expense, net	1.2	1.8	1.5	1.8

Income before income taxes	12.5	8.8	10.7	8.4
Provision for income taxes	5.0	3.2	4.2	3.1

Net income	7.5%	5.6%	6.5%	5.3%

Gross profit as a percentage of segment net sales:
Water Transmission	19.7%	20.8%	21.1%	20.6%
Tubular Products	26.4	12.5	19.5	11.4

Three Months and Six Months Ended June 30, 2008 Compared to Three Months and Six Months Ended June 30, 2007

Net Sales. Net sales increased 10.0% to $112.1 million for the second quarter of 2008 compared to $101.9 million for the second quarter of 2007, and increased 7.0% to $206.1 million in the first six months of 2008 from $192.6 million in the first six months of 2007.

Water Transmission sales increased 2.6% to $74.9 million in the second quarter of 2008 from $73.0 million in the second quarter of 2007 and decreased 1.4% to $138.7 million in the first half of 2008 from $140.7 million in the first half of 2007. Net sales for the three months and the six months ended June 30, 2008 fluctuated slightly from the same periods in the prior year as a result of timing of production in certain of our facilities. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 28.8% to $37.2 million in the second quarter of 2008 from $28.9 million in the second quarter of 2007 and increased 29.8% from $51.9 million in the first half of 2007 to $67.4 million in the first half of 2008. Sales increased over the same periods last year due to increased prices and increased sales of energy products, fire protection sprinkler pipe and agricultural products.

During the six months ended June 30, 2008 and 2007, no single customer accounted for 10% or more of net sales. During the three months ended June 30, 2008, one customer accounted for 11.4% of net sales. During the three months ended June 30, 2007, one customer accounted for 10.7% of net sales.

Gross Profit. Gross profit increased 31.0% to $24.6 million (22.0% of total net sales) in the second quarter of 2008 from $18.8 million (18.4% of total net sales) in the second quarter of 2007 and increased 21.5% from $34.9 million (18.1% of total net sales) in the first half of 2007 to $42.4 million (20.6% of total net sales) in the first half of 2008.

Water Transmission gross profit decreased $386,000, or 2.5%, to $14.8 million (19.7% of segment net sales) in the second quarter of 2008 from $15.2 million (20.8% of segment net sales) in the second quarter of 2007 and increased $273,000, or 0.9% from $29.0 million (20.6% of segment net sales) in the first half of 2007 to $29.2 million (21.1% of segment net sales) in the first half of 2008. Water Transmission gross profit as a percentage of segment net sales decreased for the three months ended June 30, 2008 over the same period last year due to the effect of higher steel costs, which partially offset the somewhat better pricing and improved operational efficiencies experienced in the first quarter of 2008.

Gross profit from Tubular Products increased 171.2% to $9.8 million (26.4% of segment net sales) in the second quarter of 2008 from $3.6 million (12.5% of segment net sales) in the second quarter of 2007 and increased 121.8% to $13.2 million (19.5% of segment net sales) in the first half of 2008 from $5.9 million (11.4% of segment net sales) in the first half of 2007. The majority of the increase in gross profit is a result of increased selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.3 million (8.3% of total net sales) in the second quarter of 2008 from $8.0 million (7.8% of total net sales) in the second quarter of 2007 and increased to $17.2 million (8.4% of total net sales) in the first six months of 2008 from $15.3 million (7.9% of total net sales) in the first six months of 2007. The increase from the same periods last year was primarily attributable to higher salary and wage expense, including sales commissions, increased professional fees, and the costs associated with the move of the headquarters to Vancouver, Washington.

Interest Expense, net. Interest expense, net decreased to $1.3 million in the second quarter of 2008 from $1.8 million in the second quarter of 2007 and decreased to $3.1 million in the first six months of 2008 from $3.4 million in the first six months of 2007. The decrease in the expense compared to the same periods last year was a result of lower average interest rates.

Income Taxes. The provision for income taxes was $5.6 million in the second quarter of 2008, based on an effective tax rate of approximately 40.0%, compared to $3.3 million for the same period last year, based on an expected tax rate of approximately 37.0%. The provision for income taxes was $8.6 million for the first six months of 2008, based on an effective tax rate of approximately 38.9%, compared to $6.0 million for the same period last year, based on an effective tax rate of approximately 37.0%. The increase in our effective tax rate was mainly due to the additional accrual of a contingent liability related to ongoing income tax audits.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended June 30, 2008 is presented in our consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of June 30, 2008, our working capital (current assets minus current liabilities) was $198.0 million as compared to $181.5 million as of December 31, 2007.

Net cash provided by operating activities in the first six months of 2008 was $225,000. This was primarily the result of our net income of $13.4 million combined with a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net of $15.6 million and an increase in accounts payable of $5.3 million, offset in part by an increase in trade and other receivables, net of $34.0 million. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts and the increase in trade and other receivables and accounts payable resulted from timing differences between production, shipment and invoicing of products. We are typically obligated to pay for goods and services within 30 days of receipt, while cash collected from our construction contracts typically extends for several months. Our construction contract revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval compared to our collection cycle.

Net cash used in investing activities in the first six months of 2008 was $11.9 million, which resulted from additions of property and equipment across all of our facilities; the most significant of which was two new spiral weld mills. Capital expenditures are expected to be between $15.0 million and $20.0 million in 2008, excluding the costs of a new facility in Houston.

Net cash provided by financing activities in the first six months of 2008 was $11.6 million, which resulted primarily from increased net borrowings under the notes payable to financial institutions of $13.4 million, which was used to fund operating and investing activities.

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

Debt

We had the following significant components of debt at June 30, 2008: a $100.0 million credit agreement, under which $67.8 million was outstanding; $12.9 million of Series A Term Note, $9.0 million of Series B Term Notes, $10.0 million of Series C Term Notes and $4.5 million of Series D Term Notes.

There have been no changes to the scheduled maturities of the Series A Term Note, the Series B Term Notes, the Series C Term Notes, or the Series D Term Notes (together, the “Term Notes”) from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The Term Notes are collateralized by accounts receivable, inventory and certain machinery and equipment.

We also have entered into stand-by letters of credit that total approximately $14.1 million as of June 30, 2008. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The credit agreement provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $100 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the credit agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain machinery and equipment.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At June 30, 2008, we had $67.8 million outstanding under the credit facility bearing interest at a weighted average rate of 3.90%.

We had $4.4 million of capital leases outstanding at June 30, 2008, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.7%.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At June 30, 2008, we were not in violation of any of the covenants in our debt agreements.

Off Balance Sheet Arrangements

Other than operating lease commitments made in the normal course of business, we do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities.”

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company's market risk associated with foreign currencies and interest rates, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For the six months ended June 30, 2008, there has been no material change in market risk factors.

Item 4.	Controls and Procedures

As of June 30, 2008, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended June 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 13, 2008. The following matters were submitted to shareholders for their consideration:

With respect to the nominee for director identified in the Company’s Proxy Statement, William R. Tagmyer received 7,691,618 votes and 76,725 votes were withheld.

The other directors whose terms of office continue after the annual meeting are: Brian W. Dunham, Michael C. Franson, Wayne B. Kingsley, Keith R. Larson and Richard A. Roman.

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Change in Control Agreement dated April 22, 2008 between Northwest Pipe Company and Stephanie J. Welty (incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2008)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)