Form 10-Q
period 2008-09-30
NORTHWEST PIPE CO
filed 2008-11-10
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Common Stock, par value $.01 per share	9,181,378
(Class)	(Shares outstanding at November 5, 2008)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$71	$234
Trade and other receivables, less allowance for doubtful accounts of $1,278 and $1,129	74,331	49,300
Costs and estimated earnings in excess of billings on uncompleted contracts	112,588	121,058
Inventories	100,002	62,805
Refundable income taxes	1,612	2,885
Deferred income taxes	5,161	4,061
Prepaid expenses and other	2,555	3,541

Total current assets	296,320	243,884
Property and equipment, net of accumulated depreciation and amortization of $47,126 and $45,865	189,772	179,977
Goodwill	21,451	21,451
Other assets	8,164	8,251

Total assets	$515,707	$453,563

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,071
Current portion of capital lease obligations	816	780
Accounts payable	57,204	41,684
Accrued liabilities	17,370	12,311
Billings in excess of costs and estimated earnings on uncompleted contracts	1,598	2,514

Total current liabilities	82,702	62,360
Note payable to financial institution	75,226	54,415
Long-term debt, less current portion	30,643	34,929
Capital lease obligations, less current portion	3,376	3,992
Deferred income taxes	34,622	33,773
Pension and other long-term liabilities	5,803	7,812

Total liabilities	232,372	197,281
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,181,378 and 9,056,251 shares issued and outstanding	92	91
Additional paid-in-capital	105,128	101,749
Retained earnings	179,635	155,962
Accumulated other comprehensive loss	(1,520)	(1,520)

Total stockholders’ equity	283,335	256,282

Total liabilities and stockholders’ equity	$515,707	$453,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$123,425	$91,982	$329,534	$284,613
Cost of sales	96,614	74,685	260,320	232,420

Gross profit	26,811	17,297	69,214	52,193
Selling, general and administrative expense	8,996	7,598	26,242	22,873

Operating income	17,815	9,699	42,972	29,320
Interest expense, net	1,332	1,653	4,467	5,090

Income before income taxes	16,483	8,046	38,505	24,230
Provision for income taxes	6,256	2,977	14,832	8,965

Net income	$10,227	$5,069	$23,673	$15,265

Basic earnings per share	$1.12	$0.57	$2.59	$1.71

Diluted earnings per share	$1.09	$0.55	$2.53	$1.65

Shares used in per share calculations:
Basic	9,169	8,971	9,136	8,945

Diluted	9,370	9,242	9,345	9,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$23,673	$15,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,743	3,665
Provision (benefit) for doubtful accounts	149	(27)
Amortization of debt issuance costs	252	266
Deferred income taxes	(251)	1,871
Loss on disposal of property and equipment	3,547	47
Stock based compensation expense	335	297
Tax benefit from stock option plans	965	627
Excess tax benefit from stock option plans	(756)	(349)
Changes in operating assets and liabilities:
Trade and other receivables	(25,180)	3,898
Costs and estimated earnings in excess of billings on uncompleted contracts, net	7,554	(14,448)
Inventories	(37,197)	21,840
Refundable income taxes	1,273	1,191
Prep aid expenses and other	846	(682)
Accounts payable	15,520	(30,636)
Accrued and other liabilities	3,050	7,811

Net cash provided by (used in) operating activities	(2,477)	10,636
Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	8	32
Additions to property and equipment	(17,003)	(17,817)

Net cash used in investing activities	(16,995)	(17,785)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	2,080	1,884
Payments on long-term debt	(3,643)	(13,571)
Net borrowings under note payable to financial institution	20,811	15,345
Payments on capital lease obligations	(580)	(495)
Payments of debt issuance costs	(115)	(431)
Excess tax benefit from stock option plans	756	349

Net cash provided by financing activities	19,309	3,081

Net decrease in cash and cash equivalents	(163)	(4,068)
Cash and cash equivalents, beginning of period	234	4,259

Cash and cash equivalents, end of period	$71	$191

Non-cash investing and financing activity :
Operating lease converted to capital lease	$—	$1,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2008.

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

	September 30, 2008	December 31, 2007
	(In thousands)
Finished goods	$31,886	$27,243
Raw materials	65,694	33,249
Materials and supplies	2,422	2,313

	$100,002	$62,805

3.	Contingencies

The Company’s Portland, Oregon manufacturing facility is located near, but not adjacent to, the Willamette River. The United States Environmental Protection Agency (“EPA”) has included a section of the lower Willamette River known as the Portland Harbor on the National Priorities List (“NPL”) due to sediment contamination (“Portland Harbor Site”). The Company and more than 60 other parties have received a notice of potential liability from the EPA relating to the Portland Harbor Site. The notice advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. EPA encouraged the Company and other notice recipients to voluntarily enter into negotiations to participate in a remedial investigation and feasibility study (“RI/FS”). The RI/FS is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company, along with several other parties, reached an Interim RI/FS settlement in February 2007. Under this agreement the Company made a payment of $175,000 in June 2007 to the LWG. This was an interim settlement only and does not obligate the Company to any further payment or liabilities. In January 2008, EPA sent notices to over two hundred additional parties bringing the total number of parties receiving notice from EPA to 280. At the same time, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) section 104(e), EPA requested information concerning site history and operations from every notice recipient, including the Company. The Company has responded to the EPA.

On January 25, 2005, Oregon Department of Environmental Quality (“ODEQ”) and the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures related to the 2001 discovery of groundwater containing elevated volatile organic compounds (VOCs). There is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. The Company performed assessment work required by the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River, stormwater is appropriately managed under the Company’s NPDES permit and the risk assessment screening results justify a No Further Action determination for the facility. The ODEQ review of this report is ongoing.

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

The extent of our participation in any of these matters is not known, and no adjustments to the consolidated financial statements have been recorded for this matter as of September 30, 2008.

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

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs of each contract. Estimated total costs are reviewed monthly and updated by project management and operations personnel for substantially all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by greater than two percent are reviewed by senior management personnel. Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used in the percentage-of-completion calculation.

5.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group produces a range of products used in several different markets, including energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and standard pipe that is used in many different applications. These two segments represent distinct business activities, which management evaluates based on segment gross profit. There were no material transfers between segments in the periods presented.

Historically, the Company disclosed three segments, but based on changes in organizational structure and strategic direction, the resulting reporting of segments changed. The Company has conformed prior periods’ segment information to be consistent with the current reporting and operating structure in place.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$77,512	$66,773	$216,242	$207,504
Tubular Products	45,913	25,209	113,292	77,109

Total	$123,425	$91,982	$329,534	$284,613

Gross profit:
Water Transmission	$14,261	$14,215	$43,492	$43,173
Tubular Products	12,550	3,082	25,722	9,020

Total	$26,811	$17,297	$69,214	$52,193

6.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units and performance awards. In addition, the Company has two inactive stock option plans; the 1995 Stock Option Plan for Nonemployee Directors and the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding.

The Company records share-based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires compensation cost to be recognized as service is rendered based on the fair market value of the awards. The following summarizes share-based compensation expense recorded:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Cost of sales	$24	$—	$24	$—
Selling, general and administrative expenses	262	—	311	297

Total	$286	$—	$335	$297

As of September 30, 2008, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $3.0 million, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2008 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2008	410,295	$16.16
Options granted	—	—
Options exercised or exchanged	(133,802)	18.26
Options canceled	—	—

Balance, September 30, 2008	276,493	$15.15	2.32	$7,873

Exercisable, September 30, 2008	276,493	$15.15	2.32	$7,873

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the nine months ended September 30, 2008 was $3.2 million.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of September 30, 2008 and changes during the nine months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2008	3,000	$38.45
Restricted stock units and performance awards granted	85,633	53.14
Restricted stock units and performance awards vested	—	—
Restricted stock units and performance awards canceled	(3,000)	38.45

Unvested restricted stock units and performance awards at September 30, 2008	85,633	$53.14

Restricted stock units and performance awards are measured at market value on the date of grant and generally vest in three annual installments; vesting of the performance awards is also dependent on the Company’s achievement of certain performance-based tests. The Company recognizes compensation expense related to the performance awards based on the probable outcome of the performance conditions.

Stock Awards

For the nine month period ended September 30, 2008, 1,036 stock awards were granted to non-employee directors, which vested immediately upon issuance. In accordance with SFAS 123(R), the Company recorded compensation expense based on the fair market value of the awards on the grant date of $47.73.

7.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in one foreign jurisdiction, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2004. The Company is currently attempting to resolve income tax audits relating to the 2005 tax filings in various jurisdictions, and to certain amendments filed.

The Company had $1.3 million and $956,000 of unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively, which would reduce the effective tax rate in a future period if recognized. Of the $1.3 million, the Company believes it is reasonably possible that $959,000 will be resolved in the following twelve months due to completion of the audits and resolution of the issues that give rise to this amount. However, it is not possible to quantify the impact the resolution would have on the effective tax rate and on net income, if any, due to the inherent complexities of the audits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes at estimated effective tax rates of 38% and 39% for the three and nine month periods ended September 30, 2008, and 37% for the three and nine month periods ended September 30, 2007.

8.	Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock adjusted for dilutive common equivalent shares outstanding during the period, using the treasury stock method. Dilutive common equivalent shares outstanding include in-the-money options and non-vested restricted stock units, to the extent any established performance criteria have been met at the end of the respective periods. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Incremental shares of 200,213 and 270,945 for the three months ended September 30, 2008 and 2007, respectively, and incremental shares of 208,671 and 280,012 for the nine months ended September 30, 2008 and 2007, respectively, were used in the calculations of diluted earnings per share.

For the nine months ended September 30, 2008, share-based awards of 10,837 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.	Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), as described in Note 10. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists).

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value as of September 30, 2008 (in thousands):

Description	Balance September 30, 2008	Level 1	Level 2	Level 3
Derivatives	$932	$—	$932	$—

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

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The Company will evaluate the impact of SFAS 141(R) on the financial position, results of operations and cash flows as business acquisitions occur in the future.

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

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position (FSP) SFAS 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. The adoption of SFAS 157 for financial assets and financial liabilities did not have an impact on the Condensed Consolidated Financial Statements. The full adoption of SFAS 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

11.	Subsequent Event

On October 15, 2008, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The Second Amended Credit Agreement amends and restates the Amended and Restated Credit Agreement dated May 31, 2007. The Second Amended Credit Agreement provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $150 million, with an option for the Company to increase that amount to $200 million, subject to lender approval. The Second Amended Credit Agreement reflects changes in the interest rates charged on outstanding balances and changes in certain financial covenants. Borrowings under the Second Amended Credit Agreement are secured by substantially all of the Company’s personal property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand for our products, product mix, bidding activity, the timing of customer orders and deliveries, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced from seven manufacturing facilities strategically located across the United States and Mexico in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah, and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 66% of net sales in the first nine months of 2008.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure replacement, repair and upgrade. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications.

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas. We also own a facility in Bossier City, Louisiana, at which operations have been temporarily suspended, but will start up again upon the relocation of a mill to address the oil country tubular goods market. We produce a range of products used in several different markets. We currently make energy pipe, mechanical tubing, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural tubing that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 34% of net sales in the first nine months of 2008.

Our Tubular Products Group’s sales volume is currently driven by energy spending in the oil country tubular goods market, non-residential construction spending, highway spending, agricultural spending and general economic conditions. We focus on products for which we believe we have a sustainable advantage.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales
Water Transmission	62.8%	72.6%	65.6%	72.9%
Tubular Products	37.2	27.4	34.4	27.1

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	78.3	81.2	79.0	81.7

Gross profit	21.7	18.8	21.0	18.3
Selling, general and administrative expense	7.3	8.3	8.0	8.0

Operating income	14.4	10.5	13.0	10.3
Interest expense, net	1.0	1.8	1.3	1.8

Income before income taxes	13.4	8.7	11.7	8.5
Provision for income taxes	5.1	3.2	4.5	3.1

Net income	8.3%	5.5%	7.2%	5.4%

Gross profit as a percentage of segment net sales:
Water Transmission	18.4%	21.3%	20.1%	20.8%
Tubular Products	27.3	12.2	22.7	11.7

Three Months and Nine Months Ended September 30, 2008 Compared to Three Months and Nine Months Ended September 30, 2007

Net Sales. Net sales increased 34.2% to $123.4 million for the third quarter of 2008 compared to $92.0 million for the third quarter of 2007, and increased 15.8% to $329.5 million in the first nine months of 2008 from $284.6 million in the first nine months of 2007.

Water Transmission sales increased 16.1% to $77.5 million in the third quarter of 2008 from $66.8 million in the third quarter of 2007 and increased 4.2% to $216.2 million in the first nine months of 2008 from $207.5 million in the first nine months of 2007. Net sales for the three months and the nine months ended September 30, 2008 increased from the same periods in the prior year as a result of increased prices in the current year, attributable to a strong demand for our products. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 82.1% to $45.9 million in the third quarter of 2008 from $25.2 million in the third quarter of 2007 and increased 46.9% from $77.1 million in the first nine months of 2007 to $113.3 million in the first nine months of 2008. Sales increased over the same periods last year due most significantly to increased sales of energy products, as well as due in part to increased prices across the majority of our product lines.

During the three and nine months ended September 30, 2008 and 2007, no single customer accounted for 10% or more of net sales.

Gross Profit. Gross profit increased 55.0% to $26.8 million (21.7% of total net sales) in the third quarter of 2008 from $17.3 million (18.8% of total net sales) in the third quarter of 2007 and increased 32.6% from $52.2 million (18.3% of total net sales) in the first nine months of 2007 to $69.2 million (21.0% of total net sales) in the first nine months of 2008.

Water Transmission gross profit increased $46,000, or 0.3%, to $14.3 million (18.4% of segment net sales) in the third quarter of 2008 from $14.2 million (21.3% of segment net sales) in the third quarter of 2007 and increased $319,000, or 0.7%, from $43.2 million (20.8% of segment net sales) in the first nine months of 2007 to $43.5 million (20.1% of segment net sales) in the first nine months of 2008. Water Transmission gross profit as a percentage of segment net sales decreased for the three and nine months ended September 30, 2008 over the same periods last year due to the effect of higher steel costs, which was partially offset by the somewhat better pricing and improved operational efficiencies experienced in the first quarter of 2008.

Gross profit from Tubular Products increased 307.2% to $12.6 million (27.3% of segment net sales) in the third quarter of 2008 from $3.1 million (12.2% of segment net sales) in the third quarter of 2007 and increased 185.2% to $25.7 million (22.7% of segment net sales) in the first nine months of 2008 from $9.0 million (11.7% of segment net sales) in the first nine months of 2007. The majority of the increase in gross profit is a result of increased volume of energy product at higher unit sales prices compared to the previous mix of products, combined with generally higher selling prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $9.0 million (7.3% of total net sales) in the third quarter of 2008 from $7.6 million (8.3% of total net sales) in the third quarter of 2007 and increased to $26.2 million (8.0% of total net sales) in the first nine months of 2008 from $22.9 million (8.0% of total net sales) in the first nine months of 2007. The increase from the same periods last year was primarily attributable to higher salary and wage expense, including sales commissions, increased professional fees, and the costs associated with the move of the headquarters to Vancouver, Washington.

Interest Expense, net. Interest expense, net decreased to $1.3 million in the third quarter of 2008 from $1.7 million in the third quarter of 2007 and decreased to $4.5 million in the first nine months of 2008 from $5.1 million in the first nine months of 2007. The decrease in the expense compared to the same periods last year was a result of lower average interest rates, partially offset by higher average borrowings.

Income Taxes. The provision for income taxes was $6.3 million in the third quarter of 2008, based on an effective tax rate of approximately 38.0%, compared to $3.0 million for the same period last year, based on an expected tax rate of approximately 37.0%. The provision for income taxes was $14.8 million for the first nine months of 2008, based on an effective tax rate of approximately 38.5%, compared to $9.0 million for the same period last year, based on an effective tax rate of approximately 37.0%. The increase in our effective tax rate was mainly due to the additional accrual of a contingent liability related to ongoing income tax audits.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2008 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of September 30, 2008, our working capital (current assets minus current liabilities) was $213.6 million as compared to $181.5 million as of December 31, 2007.

Net cash used in operating activities in the first nine months of 2008 was $2.5 million. This was primarily the result of an increase in inventories of $37.2 million and an increase in trade and other receivables of $25.2 million, offset in part by our net income of $23.7 million combined with an increase in accounts payable of $15.5 million and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net of $7.6 million, as well as other non-cash adjustments such as depreciation and amortization. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts and the increase in trade and other receivables and accounts payable resulted from timing differences between production, shipment and invoicing of products. We are typically obligated to pay for goods and services within 30 days of receipt, while cash collected from our construction contracts typically extends for several months. Our construction contract revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval compared to our collection cycle.

Net cash used in investing activities in the first nine months of 2008 was $17.0 million, which resulted from additions of property and equipment across all of our facilities; the most significant of which was two new spiral weld mills. Capital expenditures are expected to be approximately $20.0 million in 2008, excluding the costs associated with the start up of the facility in Bossier City.

Net cash provided by financing activities in the first nine months of 2008 was $19.3 million, which resulted primarily from increased net borrowings under the notes payable to financial institutions of $20.8 million, which was used to fund operating and investing activities.

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

Debt

We had the following significant components of debt at September 30, 2008: a $100.0 million credit agreement, under which $75.2 million was outstanding; $12.9 million of Series A Term Note, $9.0 million of Series B Term Notes, $10.0 million of Series C Term Notes and $4.5 million of Series D Term Notes.

There have been no changes to the scheduled maturities of the Series A Term Note, the Series B Term Notes, the Series C Term Notes, or the Series D Term Notes (together, the “Term Notes”) from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The Term Notes are collateralized by accounts receivable, inventory and certain machinery and equipment.

We also have entered into stand-by letters of credit that total approximately $13.5 million as of September 30, 2008. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

As of September 30, 2008, the credit agreement provided for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $100 million, with an option for the Company to increase that amount to $110 million upon lender approval. Borrowings under the credit agreement were secured by substantially all of the Company’s accounts receivable, inventory and certain machinery and equipment.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement at September 30, 2008 bears interest at rates related to LIBOR plus 0.75% to 1.625%, or the lending institution’s prime rate, minus 0.5% to 0.0%. At September 30, 2008, we had $75.2 million outstanding under the credit facility bearing interest at a weighted average rate of 3.90%.

Effective October 15, 2008, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), which amends and restates the Amended and Restated Credit Agreement dated May 31, 2007. The Second Amended Credit Agreement provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $150 million, with an option for us to increase that amount to $200 million, subject to lender approval. The Second Amended Credit Agreement reflects changes in the interest rates charged on outstanding balances and changes in certain financial covenants. Borrowings under the Second Amended Credit Agreement are secured by substantially all of the Company’s personal property.

We had $4.2 million of capital leases outstanding at September 30, 2008, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.7%.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At September 30, 2008, we were not in violation of any of the covenants in our debt agreements.

Off Balance Sheet Arrangements

Other than operating lease commitments made and stand-by letters of credit entered into in the normal course of business, we do not have off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. For the nine months ended September 30, 2008, there has been no material change in market risk factors.

Item 4.	Controls and Procedures

As of September 30, 2008, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended September 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as described below.

The success of our business is affected by general economic conditions, and our business may be adversely affected by an economic slowdown or recession. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, could decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted in the past by the general slowing of the economy, and any future economic slowdowns could have an adverse impact on our business, financial condition and results of operations. In particular, our tubular products segment is exposed to the non-residential construction, agriculture, energy exploration, and highway spending markets, and a significant downturn in any one of these markets could cause a reduction in our revenues that could be difficult to offset.

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement

10.2	Form of Performance Share Agreement

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2008

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)