Form 10-K
period 2008-12-31
NORTHWEST PIPE CO
filed 2009-03-13
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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

Large accelerated filer  ☐              Accelerated filer  ☒              Non-accelerated filer  ☐              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $498,810,206 as of June 30, 2008 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2009 was 9,236,493 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Parts II and III of Form 10-K by reference portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2008 ANNUAL REPORT ON FORM 10-K

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

We manufacture water infrastructure products through our Water Transmission Group, which in 2008 generated approximately 62% of our net sales. We market our water infrastructure products through an in-house sales force comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages and participate in the engineering and design process to promote the advantages of our systems. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions. We believe the need for new water infrastructure will continue to be a significant growth driver for us and, importantly, will be accompanied by the increasing need for water infrastructure upgrades, repairs and replacements due to the aging and outdated water infrastructure systems throughout North America.

In addition to manufacturing water infrastructure products, we also manufacture other welded steel products through our Tubular Products Group, which in 2008 generated approximately 38% of our net sales. Our Tubular Products Group has the capability to manufacture a broad array of small-diameter, electric resistance welded (“ERW”) steel pipe for use in a wide range of applications, including energy, construction, agricultural, industrial, and traffic signpost systems.

Our Industries

Water Transmission. The U.S. market for water delivery equipment and systems is estimated to be approximately $13 billion annually. Within this market, we focus on engineered pipeline systems that utilize large-diameter, high-pressure steel pipe. In addition to these water infrastructure applications, our Water Transmission Group manufactures products for certain structural piling applications and in-plant pipeline systems for power plants and other industrial applications. We believe the current addressable market for the products sold by our Water Transmission Group will total approximately $3 billion over the next three years. Our core market is the large-diameter, high-pressure portion of the pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households.

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

The primary drivers of growth in new water infrastructure installation are population growth and movement. According to the U.S. Census Bureau, the population of the United States will increase by over 100 million people between 2010 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing U.S. water infrastructure is not equipped to provide water to millions of new residents. The combination of population growth and movement is projected to result in more than 70 million new residents in the southern and western regions of the United States. In addition, many current water supply sources are in danger of being exhausted. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Our manufacturing facilities are well located to take advantage of the anticipated growth and demand in these regions.

Many authorities, including the U.S. Environmental Protection Agency (“EPA”), believe the U.S. water infrastructure is in critical need of an update. With the average age of water transmission pipes in the United States approximately 70 years, much of the U.S. water infrastructure is antiquated and requires upgrade, repair or replacement. Some water transmission pipelines in the United States are over 100 years old, and the American Society of Civil Engineers has given poor ratings to many aspects of the U.S. water infrastructure in their 2009 Report Card for America’s Infrastructure. By 2020, approximately 44% of the water pipe in the United States will be classified as “poor” to “life-elapsed” if renewal or replacement of the existing infrastructure does not occur. In its third national assessment of public water system infrastructure, the EPA in 2005 estimated that a total investment of approximately $277 billion will be needed to install, upgrade and replace infrastructure over the next 20 years. The EPA estimates that approximately $184 billion of this needed investment applies to the rehabilitation or replacement of deteriorated or undersized water transmission and distribution infrastructure.

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

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including mechanical tubing, agriculture, energy, traffic signpost systems, fire protection sprinkler systems and structural tubing. Within our focus markets, we believe traffic signpost systems, energy products, fire protection sprinkler systems and agricultural products offer significant growth opportunities. Our sales to the energy market have grown substantially in the past few years, and we believe this market will continue to provide growth opportunities going forward. We are relocating a pipe mill from our Portland, Oregon facility to Bossier City, Louisiana in order to expand our production of products for the energy market. We manufacture several different signpost systems and believe this business will also grow over the next several years as our systems are adopted in additional states and jurisdictions.

Products

Water Transmission Products. Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications and are for fully engineered, large diameter, high-pressure water infrastructure systems. Other uses include pipe for piling and hydroelectric projects, wastewater transmission, treatment plants and other applications. Our primary manufacturing process has the capability to manufacture water transmission pipe in diameters ranging from 4.5 inches to 156 inches with wall thickness of 0.135 inches to 1.00 inches. We also have the ability to manufacture even larger and heavier pipe with other processes. We can coat and/or line these products with cement mortar, polyethylene tape, polyurethane, paints, epoxies, Pritec®, and coal tar enamel according to our customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections. We typically deliver a complete pipeline system to the installation contractor.

Tubular Products. Our tubular products range in size from 0.50 inches to 16 inches in diameter with wall thickness from 0.035 inches to 0.315 inches. These products are typically sold to distributors or OEMs and are used for a wide variety of applications, including water well casing, fire protection, energy, traffic signpost systems, and agricultural products.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. Our plant locations in Oregon, Colorado, California, West Virginia, Texas, Utah and Mexico allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our water transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to not only identify and evaluate planned projects at early stages, but also to participate in the engineering and design process and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products are marketed through a network of direct sales force personnel, sales agents, and independent distributors in the United States, Canada and Mexico. Our tubular product facilities are located in Kansas, Texas, and Louisiana. Our marketing strategy focuses on quality, customer service and customer relationships. For example, we are willing to sell in small lot sizes and are able to provide mixed truckloads of finished products to our customers. Our tubular products are primarily sold to distributors, although we also sell to OEMs to a lesser extent. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

Manufacturing

Water Transmission. Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies, Pritec® and cement mortar. Linings may be cement mortar, polyurethane or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in our fabrication facilities. Upon final inspection, the pipe is prepared for shipment. We ship our products to project sites principally by truck and rail.

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

Product Liability. The manufacturing and use of our products involves a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages, including consequential damages. We warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in the amount of $51 million, which we believe to be adequate. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may also be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2008 and 2007, our backlog of orders was approximately $190 million and $211 million, respectively. Backlog as of December 31, 2008 includes projects having a value of approximately $5 million for which binding contracts had not yet been executed as of March 10, 2009. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several competitors in the water transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Utah and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the water transmission business in the western United States and southwestern Canada is Ameron International, Inc. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and Mueller Water Products, both of which manufacture ductile iron pipe; American Spiral Weld Pipe Company, which manufactures spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete pressure pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with Valmont Industries, Inc., Lindsay Manufacturing Co., Tenaris, U.S. Steel, Allied Tube and Conduit Corp. and John Maneely Company, as well as foreign competitors.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include California Steel Industries, Inc., Beta Steel Corp., ArcelorMittal, Nucor Corporation, Gallatin Steel Company, Steel Dynamics, Inc., SSAB, SeverStal, and U.S. Steel Corporation. Foreign suppliers include BlueScope Steel and Ternium. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

We also rely on certain suppliers of coating materials, lining materials and certain custom fabricated items. We have at least two suppliers for most of our raw materials. We believe our relationships with our suppliers are positive and have no indication that we will experience shortages of raw materials or components essential to our production processes or that we will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on our financial position, results of operations or cash flows.

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed under “Legal Proceedings” below. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

Based on our assessment of potential liability, we have no reserves for environmental investigations and cleanup. However, estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control and which may change dramatically. Accordingly, although we believe maintaining no reserve is appropriate based on current information, we cannot assure you that our future environmental investigation and cleanup costs and liabilities will not result in a material expense. During 2008, we did not make any material capital expenditures relating primarily to environmental compliance.

We could be subject to various enforcement matters with federal, state, local and foreign regulators regarding our compliance with environmental and occupational safety and health laws and regulations. We are not aware of any current material enforcement matters.

We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other matters. We are not aware of any current material violations or citations relating to any of these permits or licenses. We have a practice of reducing consumption of hazardous materials in our operations by substituting non-hazardous materials when possible.

Employees

As of December 31, 2008, we had 1,217 full-time employees. Approximately 26% were salaried and approximately 74% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

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

Following are the key risk factors that have affected our net sales and net income in the past and could materially impact our future net sales and net income:

The success of our business is affected by general economic conditions, and our business may be adversely affected by an economic slowdown or recession. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, could decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted in the past by the general slowing of the economy, and the current economic slowdown could have an adverse impact on our business, financial position, results of operations or cash flows. In particular, our tubular products group is exposed to the non-residential construction, agriculture, energy exploration, and highway spending markets, and a significant downturn in any one of these markets could cause a reduction in our revenues that could be difficult to offset.

A downturn in government spending related to public water transmission projects would adversely affect our business. Our water transmission business accounted for approximately 62% of our net sales in 2008. Our water transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Decreases in the number of, or government funding of, public water transmission projects would adversely affect our business, financial position, results of operations, or cash flows.

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with too little notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations or cash flows may be adversely affected by unplanned downtime.

We operate in highly competitive industries, and increased competition could reduce our gross profit and net income. We face significant competition in all of our businesses. Orders in the water transmission business are competitively bid, and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our water transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Utah and Mexico allow us to compete effectively throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing in our water transmission business. There are many competitors in the tubular products business, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross profit, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could reduce our gross profit and net income, as well as have a material adverse effect on our business, financial position, results of operations or cash flows.

Operating problems in our business could adversely affect our business, financial position, results of operations or cash flows. Our manufacturing operations are subject to typical hazards and risks relating to the manufacture of similar products such as:

•	explosions, fires, inclement weather and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	an inability to obtain or maintain required licenses or permits; and

•	environmental hazards such as chemical spills, discharges or releases of toxic or hazardous substances or gases into the environment or workplace.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations or cash flows.

Our water transmission business faces competition from concrete and ductile iron pipe manufacturers. Water transmission pipe is manufactured generally from steel, concrete or ductile iron. Each pipe material has advantages and disadvantages. Steel and concrete are more common materials for larger diameter water transmission pipelines because ductile iron pipe generally is limited in diameter due to its manufacturing process. The public agencies and engineers who determine the specifications for water transmission projects analyze these pipe materials for suitability for each project. Individual project circumstances normally dictate the preferred material. If we experience cost increases in raw materials, labor and overhead specific to our industry or the location of our facilities, while competing products or companies do not experience similar changes, we could experience an adverse change in the demand, price and profitability of our products, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

Our quarterly results of operations are subject to significant fluctuation. Our net sales and operating results may fluctuate significantly from quarter to quarter due to a number of factors, including:

•	the schedule of production of water transmission orders, including the timing of raw material receipts or unplanned down time due to project delays;

•	the commencement, completion or termination of contracts during any particular quarter;

•	the seasonal variation in demand for tubular products;

•	fluctuations in the cost of steel and other raw materials; and

•	competitive pressures.

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

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations or cash flows. We warrant our products to be free of certain defects. We have, from time to time, had claims alleging defects in our products. While these claims have generally not been material, we cannot assure you that we will not experience material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liability that may be incurred in the future or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations or cash flows.

Sustained increases in fuel costs could have an adverse impact on our profitability. We have recently experienced significant fluctuations in fuel costs primarily as a result of macro-economic factors beyond our control. The price of fuel fluctuates significantly over time, and events beyond our control could adversely affect the supply and cost of fuel. Although we seek to recover increases in fuel costs through price increases in our products, we have not always been completely successful. Any increase in fuel costs that is not offset by increases in our prices could have an adverse impact on our business, financial position, results of operations or cash flows.

Our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth. We will continue to actively seek to develop new products and to expand our existing products into new markets, but we cannot assure you that we will be successful in these efforts. If we are unsuccessful in developing and marketing new products, expanding into new markets, or we do not obtain or maintain requisite approvals for our products, the demand for our products could be adversely affected, which could affect our business, financial position, results of operations or cash flows.

We have foreign operations, which exposes us to the risks of doing business abroad. Our fabrication facility in Monterrey, Mexico primarily exports products to the United States. Any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and its agencies or on exports imposed by Mexico and its agencies could adversely affect our operations in Mexico.

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

Although our operations have not been materially affected by any such factors to date, no assurance can be given that our operations may not be adversely affected in the future. Any of these events could have an adverse effect on our operations in the future by reducing the demand for our products and services, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial position, results of operations or cash flows. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these customs, regulations or laws will not be modified.

We have a significant amount of outstanding debt. We have financed our operations through cash flow from operations, available borrowings and other financing arrangements. As of December 31, 2008, we had approximately $121.0 million of outstanding debt.

Our debt and our debt service obligations could:

•	limit our ability to obtain additional financing for working capital or other purposes in the future;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns, illiquid capital markets, and adverse industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition;

•	place us at a disadvantage when compared to our competitors that have less debt; and

•	with respect to our borrowings that bear interest at variable rates, cause us to be vulnerable to increases in interest rates.

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

Our backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us. Our backlog as of December 31, 2008 was $190 million. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

Our tubular products business has faced intense competition from imports in the past. The level of imports of tubular products has historically impacted the domestic tubular products market. High levels of imports may reduce the volume of tubular products sold by domestic producers and depress selling prices of tubular products. We believe import levels are affected by, among other things, overall worldwide demand for tubular products, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports of tubular products in the United States and Canada could adversely affect our business, financial position, results of operations or cash flows.

We are subject to stringent environmental and health and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits. We are subject to many federal, state, local and foreign environmental and health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in our manufacturing processes. Compliance with these laws and regulations is a significant factor in our business. We have incurred, and expect to continue to incur, significant expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

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

We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising, for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not have a material adverse effect on our business, financial position, results of operations or cash flows.

We face risks in connection with potential acquisitions. Acquiring businesses that complement or expand our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. If we are unable to successfully integrate the operations of any businesses that we may acquire in the future, our business, financial position, results of operations or cash flows could be adversely affected.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Select Market, we have historically experienced a relatively low trading volume. If we have a low trading volume in the future, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and sales;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructuring;

•	sales of our common stock by shareholders;

•	relatively low trading volume;

•	general market conditions and market expectations for our industry and the financial health of our customers; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our nine operating facilities as of December 31, 2008:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	100,000	60	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	155,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	4 electric resistance mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 spiral mills
Saginaw, Texas	170,000	50	Water transmission	1 spiral mill
		(2 facilities)
Pleasant Grove, Utah	95,000	40	Water transmission	1 spiral mill
Monterrey, Mexico	40,000	5	Water transmission	multiple line fabrication capability

As of December 31, 2008, we owned all of our facilities except for our Pleasant Grove facility and one of our Saginaw, Texas facilities, which are leased. We also own an electric resistance mill in Portland, Oregon and a facility in Bossier City, Louisiana, which are not currently operating; however, we are in the process of moving the mill and reopening the Bossier City facility.

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

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). While our Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. We and 68 other parties were notified by EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of the end of 2008 more than 200 potentially responsible parties (PRPs) on and nearby the river have been asked to file information disclosure reports with EPA. By agreement with EPA, ODEQ is charged with ensuring that all upland sites have “source control” to prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor is currently being directed by a group of PRPs known as the Lower Willamette Group (“LWG”). We made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and we are under no obligation to any make further payment. The RI/FS is expected to be completed by the LWG in 2009.

In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of our property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off of our property. On January 25, 2005 we entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with ODEQ related to the 2001 discovery. We performed Remedial Investigation (“RI”) work required under the Agreement and submitted a Remedial Investigation/Source Control

Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicates there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ has recommended further RI work on groundwater, soil and storm water at the site. That work is ongoing.

Based on the RI and reporting required under our Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and ODEQ have identified a possible source of small amounts of polynuclear aromatic compounds (“PAHs”) and polychlorinated biphenyls (“PCBs”) and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments in the slip have revealed concentration of PAHs, PCBs and zinc which are common constituents in urban storm water discharges. To minimize the zinc traces in the storm water, we have undertaken a program to coat the roofs of a substantial part of our facility.

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

The extent of our participation in these various matters in not known, and no further adjustment to our financial statements has been recorded as of December 31, 2008.

We operate our facilities under numerous governmental permits and licenses relating to air emissions, storm water run-off, and other matters. Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. We believe we are in material compliance with our permits and licenses and these laws and regulations, and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows. To assist with environmental compliance programs, we have employed an environmental specialist.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq Global Select Market for each quarter in the years ended December 31, 2008 and 2007 were as follows.

	Low	High
2008
First Quarter	$35.10	$44.37
Second Quarter	37.75	58.73
Third Quarter	39.68	65.19
Fourth Quarter	18.75	44.64

2007
First Quarter	$31.00	$40.11
Second Quarter	32.06	40.00
Third Quarter	29.54	39.88
Fourth Quarter	31.65	39.94

There were 72 shareholders of record and approximately 3,704 beneficial shareholders at March 10, 2008. There were no cash dividends declared or paid in fiscal years 2008 or 2007.

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

	Indexed Returns
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2003	100.00	100.00	100.00
December 31, 2004	187.45	118.33	120.36
December 31, 2005	201.05	123.72	111.47
December 31, 2006	252.59	146.44	170.97
December 31, 2007	294.06	144.15	199.69
December 31, 2008	320.14	95.44	144.05

Securities Authorized For Issuance Under Equity Compensation Plans

The information with respect to equity compensation plans is included under Item 12 of this Report.

Item 6.	Selected Financial Data

The following selected financial data is based on audited historical consolidated financial statements. This information should be read in conjunction with such consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included herein or in previous filings with the SEC.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	In thousands, except per share amounts
Consolidated Statement of Income Data:
Net sales	$439,735	$382,824	$346,591	$329,006	$291,910
Gross profit	93,658	70,215	56,713	53,790	49,296
Net income	32,301	20,832	20,019	13,386	12,377
Basic earnings per share	3.53	2.32	2.80	1.97	1.87
Diluted earnings per share	3.46	2.26	2.69	1.90	1.83

Consolidated Balance Sheet Data:

Working capital	$223,248	$181,524	$166,743	$150,428	$97,932
Total assets	509,434	453,563	424,451	338,485	335,403
Long-term debt, less current portion	114,444	93,336	90,915	94,931	59,689
Stockholders’ equity	291,561	256,282	230,826	159,465	144,152

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities strategically located across the United States in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and one facility located in Monterrey, Mexico. Our Water Transmission Group accounted for approximately 62% of net sales in 2008.

In February 2009, we announced a temporary shutdown of our Utah facility, as we do not currently see sufficient near-term work located nearby to justify its operation at this time. We will maintain the equipment at this location and closely monitor the project opportunities in and around Utah. We hope to be able to start up this facility again in the future.

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

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas and produces a range of products used in several different markets. We currently make energy pipe, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural pipe that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 38% of our net sales in 2008.

Our Tubular Products Group’s sales volume is typically driven by non-residential construction spending, energy spending, highway spending and general economic conditions. Currently, we are focusing the efforts of our Tubular Products Group on products for which we believe we have a sustainable advantage, and we have seen the most significant increase in this group’s sales through growth in energy products.

Our Current Economic Environment

We are monitoring the current economic environment, and while we do not believe the following are necessarily key factors impacting demand for our products, we do believe these factors warrant consideration: the current recession; the current financial crisis; the changing cost of steel; and the American Recovery and Reinvestment Bill of 2009 (the “stimulus plan”). Each of the factors will impact our Groups with varying degrees of significance. Our Water Transmission Group is fundamentally a business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. As such, we do not expect the current recession to impact this Group in the same way it may impact the Tubular Products Group. We expect the recessionary environment to have the biggest impact to our Tubular Products Group, as sales in our focus markets may decrease as spending in those markets declines. Likewise, we don’t believe the current financial crisis will have a significant impact on the Water Transmission Group in the near term, as most of the projects in our backlog or to be bid in 2009 are already funded; water projects are typically funded by revenue bonds which are backed by connection fees or monthly water rates, and are not generally funded by access to general tax obligation bonds. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as our selling prices will adjust as steel costs adjust. Finally, while we are not currently forecasting future sales as a result of the stimulus plan, we do see upside potential; specifically, the infrastructure portion of the plan may benefit our Water Transmission Group, as funds for water infrastructure development are made available. To a lesser extent, our tubular products markets may also benefit from other types of infrastructure development.

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

Revenue Recognition:

Revenue from construction contracts in our water transmission segment is recognized on the percentage-of-completion method, measured by the costs incurred to date as a percentage of the estimated total costs of each contract. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for substantially all projects that are fifty percent or more complete except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used to recognize revenue.

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

Allowance for Doubtful Accounts and Product Warranties:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments and contract disputes, together with a reserve for warranty claims, based on management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information of a potential customer. An allowance is recorded based on a variety of factors, including our historical collection experience. At least monthly, we review past due balances to identify the reasons for non-payment. We will write off a receivable account once the account is deemed uncollectible, for reasons such as a bankruptcy filing, deterioration in the customer’s financial position, contract dispute, product claim or other similar events. As of December 31, 2008, the accounts receivable balance of $75.9 million is reported net of allowances for doubtful accounts of $1.2 million. We believe the reported allowances at December 31, 2008, are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes or warranty claims were to escalate, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made. Historically, actual results have been within management’s estimates.

Goodwill:

Goodwill represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. We review for impairment by comparing the fair value of the Tubular Products reporting unit, as measured by discounted cash flows, market multiples based on earnings, and other valuation methodologies, to the carrying value. As required under SFAS 142, we performed our annual assessment for impairment of the goodwill as of December 31, 2008; based on our analysis, we believe no impairment of goodwill exists.

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

Inventories:

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

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

Workers Compensation Insurance:

We are self-insured, or maintain high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon our estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. There is no assurance that such insurance coverage will adequately protect us against liability from all potential consequences.

Pension Benefits:

We have two defined benefit pension plans that are frozen. We fund these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, and discount rates. Management reviews all of these assumptions on an annual basis.

Derivative Instruments.

We conduct business in various foreign countries, and from time to time settle transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. At December 31, 2008 these foreign currency forward contracts were consistent with our strategy for financial risk management; however, they do not meet the conditions under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) to qualify for hedge accounting treatment. Consequently, these instruments are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net income.

Foreign Currency Transactions

We record foreign currency transactions in accordance with SFAS 52 “Foreign Currency Translation”. Foreign currency transaction gains and losses are included in net income.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	2008	2007	2006
Net sales:
Water transmission	61.8%	75.2%	75.5%
Tubular products	38.2	24.8	24.5

Total net sales	100.0	100.0	100.0
Cost of sales	78.7	81.7	83.6

Gross profit	21.3	18.3	16.4
Selling, general and administrative expenses	8.0	8.0	7.9
Gain on sale of assets	—	—	(2.2)

Operating income	13.3	10.3	10.7
Interest expense, net	1.5	1.8	1.9

Income before income taxes	11.8	8.5	8.8
Provision for income taxes	4.5	3.1	3.0

Net income	7.3%	5.4%	5.8%

Segment gross profit as a percentage of net sales:
Water transmission	20.0%	20.9%	18.2%
Tubular products	23.4	10.5	10.5

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales. Net sales increased to $439.7 million in 2008 from $382.8 million in 2007. No single customer accounted for 10% or more of total net sales in 2008 or 2007.

Water Transmission sales decreased 5.5% to $271.9 million in 2008 from $287.8 million in 2007. Net sales for the year decreased over the prior year as a result of a decline in net sales in the fourth quarter; this decline was due to the following: a major project was postponed in October, and we had no opportunity to replace this volume; we shut down our highest volume production line during the fourth quarter to install a new spiral weld mill; and finally, weather issues impacted production in all but two of our facilities. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales increased 76.6% to $167.8 million in 2008 from $95.0 million in 2007. The majority of the increase in net sales over last year resulted from increased sales prices that accompanied rising steel costs, combined with improved energy product sales and solid performance by our other products.

Gross profit. Gross profit increased to $93.7 million (21.3% of total net sales) in 2008 from $70.2 million (18.3% of total net sales) in 2007.

Water Transmission gross profit decreased 9.5% to $54.5 million (20.0% of segment net sales) in 2008 from $60.2 million (20.9% of segment net sales) in 2007. Water Transmission gross profit decreased primarily due to the decreased plant utilization in the fourth quarter of 2008.

Gross profit from Tubular Products increased 291.5% to $39.2 million (23.4% of segment net sales) in 2008 from $10.0 million (10.5% of segment net sales) in 2007. The majority of the increase in gross profit is a result of increased volume of energy product at higher unit sales prices compared to the previous mix of products, combined with generally higher selling prices.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.5% to $35.2 million in 2008 from $30.7 million in 2007. Selling, general and administrative expenses as a percentage of total net sales remained consistent at 8.0% in 2008 and 2007.

Interest expense. Interest expense decreased slightly from $6.8 million in 2007 to $6.4 million in 2008. The decrease in interest expense was a result of lower average interest rates, partially offset by higher average borrowings.

Income taxes. Our effective tax rate was approximately 38.0% in 2008 and 36.3% in 2007. The increase in our effective tax rate was mainly due to the additional accrual of a contingent liability related to ongoing income tax audits.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales. Net sales increased to $382.8 million in 2007 from $346.6 million in 2006. No single customer accounted for 10% or more of total net sales in 2007 or 2006.

Water Transmission sales increased 9.9% to $287.8 million in 2007 from $261.8 million in 2006. Net sales for the year increased over the prior year as a result of a consistent higher production level in most of our facilities. The higher production resulted from the increased backlog at the beginning of 2007 of $198.2 million compared to $125.6 million at the beginning of 2006. This allowed the majority of our facilities to increase plant utilization in 2007 and, combined with solid bookings early in the year, maintain this level of production throughout the year. In addition to increased sales, the stronger demand resulted in a record backlog at December 31, 2007 of $211.3 million.

Tubular Products sales increased 12.1% to $95.0 million in 2007 from $84.8 million in 2006. The majority of the increase in net sales over last year resulted from improved energy product and fire protection sprinkler pipe sales.

Gross profit. Gross profit increased to $70.2 million (18.3% of total net sales) in 2007 from $56.7 million (16.4% of total net sales) in 2006.

Water Transmission gross profit increased 26.0% to $60.2 million (20.9% of segment net sales) in 2007 from $47.8 million (18.2% of segment net sales) in 2006. Water Transmission gross profit increased due to higher plant utilization, productivity improvements, and the reduction of rent expense as a result of the purchase in the fourth quarter of 2006 of manufacturing equipment that we previously leased under certain operating leases.

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

Gain on the sale of assets. In the year ended December 31, 2006, we completed the sale of our manufacturing facility in Riverside, California, and a gain of $7.7 million was recorded.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2008 is presented in our consolidated statements of cash flows contained in this Form 10-K, and is further discussed below.

As of December 31, 2008, our working capital (current assets minus current liabilities) was $223.2 million as compared to $181.5 million as of December 31, 2007. Cash and cash equivalents decreased from $234,000 as of December 31, 2007 to $90,000 as of December 31, 2008.

Net cash used by operating activities in 2008 was $59,000. This was primarily the result of our net income of $32.3 million combined with a decrease in costs and estimated earnings in excess of billings on uncompleted contracts, net of $20.3 million, offset in part by an increase in inventories of $24.5 million and an increase in trade and other receivables of $26.6 million. The increase in inventory was largely the result of higher steel costs. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts and the increase in trade and other receivables resulted from timing differences between production, shipment and invoicing of products. We are typically obligated to pay for goods and services within 30 days of receipt, while cash collected from our construction contracts typically extends for several months. Our construction contract revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval compared to our collection cycle.

Net cash used in investing activities in 2008 was $24.4 million, which primarily resulted from additions of property and equipment across all of our facilities; the most significant of which was two new spiral weld mills.

Net cash provided by financing activities in 2008 was $24.3 million, which resulted from increased net borrowings under the notes payable to financial institutions of $27.7 million, partially offset by payments on our long-term debt.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2009. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Debt

We had the following significant components of debt at December 31, 2008: a $150.0 million credit agreement, under which $82.1 million was outstanding; $12.9 million of Series A Term Note, $9.0 million of Series B Term Notes, $8.6 million of Series C Term Notes and $4.5 million of Series D Term Notes.

Effective October 15, 2008, we entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), which amends the Amended and Restated Credit Agreement dated May 31, 2007. The Second Amended Credit Agreement provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $150 million, with an option for us to increase that amount to $200 million, subject to lender approval. The credit agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 1.25% to 2.25%, or the lending institution’s prime rate, plus 0.00% to 0.75%. Borrowings under the Second Amended Credit Agreement are collateralized by substantially all of the Company’s personal property.

At December 31, 2008, we had $82.1 million outstanding under the credit agreement bearing interest at a weighted average rate of 3.55%. At December 31, 2008 we had an additional net borrowing capacity under the credit facility of $55.7 million.

The Series A Term Note in the principal amount of $12.9 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million that began February 25, 2008 plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $9.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million that began June 21, 2008 plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $8.6 million mature on October 26, 2014 and require annual payments of $1.4 million that began October 26, 2008 plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $4.5 million mature on January 24, 2015 and require annual payments in the amount of $643,000 that began January 24, 2009 plus interest of 7.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had $4.0 million of capital leases outstanding at December 31, 2008, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.6%.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2008 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Credit Agreement	$82,065	$—	$—	$82,065	$—
The Term Notes	34,929	5,714	11,429	11,429	6,357
Capital Leases	3,993	828	1,377	1,076	712
Operating Leases	8,507	1,558	2,128	1,850	2,971
Interest Payments (1)	9,255	2,808	4,072	2,083	292

Total Obligations	$138,749	$10,908	$19,006	$98,503	$10,332

(1)	These amounts represent future interest payments related to our debt obligations, excluding the Credit Agreement.

We also have entered into stand-by letters of credit that total approximately $12.3 million as of December 31, 2008. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, maximum consolidated senior debt to EBITDA, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At December 31, 2008, we were not in violation of any of the covenants in our debt agreements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 relates specifically to disclosures, and will not have an impact on our financial position, results of operations or cash flows.

In December 2007 the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The impact of SFAS 141(R) on the financial position, results of operations or cash flows will depend upon the nature, terms, and size of the acquisitions we consummate after the effective date.

In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for financial assets and financial liabilities did not have an impact on our Condensed Consolidated Financial Statements. The full adoption of SFAS 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We transact business in various foreign countries, and from time to time settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These contracts are not used for trading or for speculative purposes. By design these contracts are not designated as hedges as defined by SFAS 133; therefore, unrealized gains or losses on these contracts are recorded in net income. Our foreign currency exposures typically arise from sales contracts denominated in Canadian currency, for which there is exposure associated with potential foreign currency rate changes occurring between the contract date and the date when the payments are received. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts, to mitigate the possibility of foreign currency transaction gains or losses.

At December 31, 2008, we had open sales contracts of CAD$31 million, of which CAD$16 million was recorded in trade receivables or costs and earnings in excess of billings. To offset our exposure to foreign currency fluctuations in these transactions, we held foreign currency forward contracts with a notional value of CAD$21 million that have varying maturities of between 1 and 9 months. Management believes that the impact of a near-term 10% appreciation or depreciation of the U.S. dollar relative to the Canadian dollar would not have a significant effect on our financial position, results of operations, or cash flows.

We are exposed to cash flow and fair value risk due to changes in interest rates with respect to certain portions of our debt. The debt subject to changes in interest rates is our $150.0 million revolving credit line ($82.1 million outstanding as of December 31, 2008). Management believes our current risk exposure to interest rate movements to be immaterial.

Additional information required by this item is set forth in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 8.	Financial Statements and Supplementary Financial Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-25. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 17 of the Notes to Consolidated Financial Statements as listed in Item 15 of Part IV of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item is included under the caption Independent Auditors in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited the internal control over financial reporting of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008, of the Company and our report dated March 12, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 12, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following sets forth the names and other required information of our current directors and officers.

Officers	Board of Directors

Brian W. Dunham	William R. Tagmyer
President and	Chairman of the Board
Chief Executive Officer	Northwest Pipe Company
1990*	Portland, Oregon
1986*
Stephanie J. Welty
Senior Vice President	Brian W. Dunham
Chief Financial Officer	President and Chief Executive Officer
2007*	Northwest Pipe Company
Portland, Oregon
Robert L. Mahoney Senior Vice President President, Tubular Products Group 1992*	1995* Michael C. Franson Managing Director St. Charles Capital

Gary A. Stokes	Denver, Colorado
Senior Vice President	2007*
President, Water Transmission Group
1987*	Wayne B. Kingsley
Chairman of the Board
Greg Carrier	American Waterways, Inc.
Vice President	Portland, Oregon
1996*	1987*

Keith R. Larson
Winsor J.E. Jenkins	Vice President
Vice President	Intel Corporation
1998*	Portland, Oregon
2007*
Gary R. Stone
Vice President	Richard A. Roman
1991*	President
Columbia Ventures Corporation
Vancouver, Washington
2003*

* Year joined Company.	* Year joined board.

The additional information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference. Management has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and Operations Controller. A copy of the Code of Ethics can be found on our website at www.nwpipe.com. None of the material on our website is part of this Form 10-K. If there is any waiver from any provision from the code of ethics for our Executive Officers, we will disclose the nature of such waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation

The information required by this item is included under the captions Executive Compensation, Compensation Discussion and Analysis and Compensation Committee Report in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption Stock Owned by Management and Principal Shareholders in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference. Information with respect to equity compensation plans is included under the caption Equity Compensation Plan Information in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is included under the captions Certain Relationships and Related Transactions and Election of Directors in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the caption Independent Registered Public Accounting Firm in Northwest Pipe’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Form of Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, incorporated by reference to Exhibits 1.1 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on July 1, 1999

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, as filed with the Securities and Exchange Commission on March 31, 2000*

10.3	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.4	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.5	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.6	Long Term Incentive Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005*

10.7	Amended and Restated Credit Agreement dated May 31, 2007, by and among Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A. and HSBC USA, National Association, incorporated by reference to the Company’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.8	Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of May 31, 2007 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., HSBC USA, National Association, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

Exhibit Number	Description
10.9	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.10	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.11	Separation agreement with John Murakami, Vice President and Chief Financial Officer dated January 14, 2008, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008*

10.12	Second Amendment to Amended and Restated Credit Agreement dated October 14, 2008 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, and Union Bank of California, N.A. (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.13	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.14	First Amendment to and Consent under the Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 14, 2008 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., U.S. National Bank, National Association and Prudential Investment Management, Inc. and certain of its affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.15	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.16	Form of Performance Share Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.17	Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and William R. Tagmyer, filed herewith*

10.18	Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Brian W. Dunham, filed herewith*

10.19	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, Gary A. Stokes, and Stephanie J. Welty, filed herewith*

14.1	Code of Ethics for Senior Financial Officers, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 12, 2004

Exhibit Number	Description
16	Letter re change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated July 13, 2007, as filed with the Securities and Exchange Commission on July 18, 2007

18	Preferability letter, dated May 4, 2006 from PricewaterhouseCoopers LLP, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on May 9, 2006.

21	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Deloitte & Touche LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2008 and 2007, listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The consolidated statements of income, of stockholders’ equity and comprehensive income and of cash flows of the Company for the year ended December 31 2006, and the 2006 financial statement schedule, before the retrospective adjustments for the change in segments of the Company discussed in Note 16 to the consolidated financial statements, were audited by other auditors whose report, dated March 30, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northwest Pipe Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2008 and 2007 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited the retrospective adjustments to the 2006 consolidated financial statements for the change in segments of the Company discussed in Note 16 to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of the Company’s segment net sales, gross profit, depreciation and amortization of property and equipment, and capital expenditures to the Company’s underlying analysis and (2) testing the mathematical accuracy of the reconciliations of the segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and per our report dated March 12, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Portland, Oregon
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Northwest Pipe and Company

In our opinion, the consolidated statements of income, of stockholders equity and comprehensive income, and of cash flows of Northwest Pipe Company and Subsidiaries (the “Company”) for the year ended December 31, 2006, before the effects of the adjustments to retrospectively change the reporting segment described in Note 16, present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America (the 2006 financial statements before the effects of the adjustments discussed in Note 16 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively change the reporting segments described in Note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
Portland, Oregon
March 30, 2007

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$439,735	$382,824	$346,591
Cost of sales	346,077	312,609	289,878

Gross profit	93,658	70,215	56,713
Selling, general and administrative expense	35,166	30,703	27,385
Gain on sale of assets	—	—	(7,674)

Operating income	58,492	39,512	37,002
Interest expense, net	6,409	6,792	6,700

Income before income taxes	52,083	32,720	30,302
Provision for income taxes	19,782	11,888	10,283

Net income	$32,301	$20,832	$20,019

Basic earnings per share	$3.53	$2.32	$2.80

Diluted earnings per share	$3.46	$2.26	$2.69

Shares used in per share calculations:
Basic	9,148	8,962	7,152

Diluted	9,344	9,235	7,446

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$90	$234
Trade and other receivables, less allowance for doubtful accounts of $1,214 and $1,129	75,923	49,300
Costs and estimated earnings in excess of billings on uncompleted contracts	106,234	121,058
Inventories	87,348	62,805
Refundable income taxes	3,412	2,885
Deferred income taxes	4,535	4,061
Prepaid expenses and other	4,489	3,541

Total current assets	282,031	243,884
Property and equipment, net	194,035	179,977
Goodwill	21,451	21,451
Other assets	11,917	8,251

Total assets	$509,434	$453,563

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,071
Current portion of capital lease obligations	829	780
Accounts payable	34,109	41,684
Accrued liabilities	10,111	12,311
Billings in excess of costs and estimated earnings on uncompleted contracts	8,020	2,514

Total current liabilities	58,783	62,360
Note payable to financial institution	82,065	54,415
Long-term debt, less current portion	29,215	34,929
Capital lease obligations, less current portion	3,164	3,992
Deferred income taxes	37,776	33,773
Pension and other long-term liabilities	6,870	7,812

Total liabilities	217,873	197,281

Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,195,400 and 9,056,251 shares issued and outstanding	92	91
Additional paid-in-capital	106,129	101,749
Retained earnings	188,263	155,962
Accumulated other comprehensive loss	(2,923)	(1,520)

Total stockholders’ equity	291,561	256,282

Total liabilities and stockholders’ equity	$509,434	$453,563

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2006	6,839,962	$68	$42,973	$118,498	$(2,074)	$159,465
Net income				20,019		20,019
Other comprehensive income:
Minimum pension liability adjustment, net of tax expense of $203					378	378

Comprehensive income						20,397
SAB 108 adjustment				(3,387)		(3,387)
Issuance of common stock under stock option plans	82,897	1	551			552
Tax benefit from stock option plans			491			491
Proceeds from sale of common stock, net of issuance costs of $381	1,955,000	20	53,035			53,055
Stock based compensation expense			253			253

Balances, December 31, 2006	8,877,859	89	97,303	135,130	(1,696)	230,826
Net income				20,832		20,832
Other comprehensive income:
Pension liability adjustment, net of tax expense of $103					176	176

Comprehensive income						21,008
Issuance of common stock under stock option plans	178,392	2	2,903			2,905
Tax benefit from stock option plans			1,246			1,246
Stock based compensation expense			297			297

Balances, December 31, 2007	9,056,251	91	101,749	155,962	(1,520)	256,282
Net income				32,301		32,301
Other comprehensive income:
Pension liability adjustment, net of tax benefit of $823					(1,403)	(1,403)

Comprehensive income						30,898
Issuance of common stock under stock option plans	139,149	1	2,285			2,286
Tax benefit from stock option plans			1,070			1,070
Stock based compensation expense			1,025			1,025

Balances, December 31, 2008	9,195,400	$92	$106,129	$188,263	$(2,923)	$291,561

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$32,301	$20,832	$20,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,966	5,133	3,782
Amortization of intangible assets	120	—	—
Amortization of debt issuance costs	378	349	295
Deferred income taxes	3,529	3,347	6,029
Deferred gain on sale-leaseback of equipment	—	—	(1,304)
(Gain) loss on disposal of property and equipment	4,185	397	(8,193)
Stock based compensation expense	1,025	297	253
Tax benefit from stock option plans	1,070	1,246	491
Excess tax benefit from stock option plans	(828)	(801)	(285)
Changes in operating assets and liabilities:
Trade and other receivables, net	(26,623)	19,125	(2,514)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	20,330	(44,191)	(1,192)
Inventories	(24,543)	16,495	(30,072)
Refundable income taxes	(527)	3,004	(4,094)
Prepaid expenses and other	(1,715)	(4,346)	(2,357)
Accounts payable	(7,575)	(9,181)	21,951
Accrued and other liabilities	(6,152)	7,616	(847)

Net cash (used in) provided by operating activities	(59)	19,322	1,962
Cash Flows From Investing Activities:
Additions to property and equipment	(21,612)	(23,332)	(58,428)
Other investing activities	(2,780)	(500)	—
Proceeds from sale of property and equipment	10	48	10,414

Net cash used in investing activities	(24,382)	(23,784)	(48,014)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	2,286	2,905	53,607
Payments on long-term debt	(5,071)	(13,571)	(9,286)
Net borrowings under notes payable to financial institutions	27,650	11,415	1,647
Payments of debt issuance costs	(617)	(431)	—
Borrowings from capital lease obligations	—	—	4,000
Payments on capital lease obligations	(779)	(682)	(75)
Tax benefit from stock option plans	828	801	285

Net cash provided by financing activities	24,297	437	50,178

Net increase (decrease) in cash and cash equivalents	(144)	(4,025)	4,126
Cash and cash equivalents, beginning of period	234	4,259	133

Cash and cash equivalents, end of period	$90	$234	$4,259

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amounts capitalized	$6,323	$6,990	$7,039
Cash paid during the period for income taxes (net of tax refunds of $363, $956, and $262)	15,735	3,364	7,992
Non-cash investing and financing activities:
Operating lease converted to capital lease	$—	$1,447	$—
Accrued property and equipment purchases	1,607	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements include the accounts of Northwest Pipe Company and its wholly owned subsidiaries (the “Company”). All inter-company balances have been eliminated. The Company has water transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Tubular products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition, allowance for doubtful accounts, warranties, intangible assets, accrued liabilities, income taxes, and contingencies and litigation. Actual results could differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Allowance for Doubtful Accounts and Product Warranties

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments and contract disputes, together with reserves for warranty claims, based on management’s judgment. An allowance is recorded for based on a variety of factors, including the historical collection experience with individual customers. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2008 and 2007 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes or warranty claims were to escalate, additional allowances may need to be recorded, which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred and costs of improvements and renewals, including interest where applicable, are capitalized. Depreciation and amortization on the book value in excess of the salvage value are determined by the units of production method for most equipment, and for the remaining assets by the straight-line method based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the assets.

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	20 – 30 years
Buildings	20 – 40 years
Equipment	3 – 18 years

Goodwill

Goodwill related to the Company’s Tubular Products Group of $21.5 million at December 31, 2008 and 2007 represents the excess of cost over the assigned value of the net assets in connection with all acquisitions. Goodwill is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) 142 “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. The Company reviews for impairment by comparing the fair value of the Tubular Products reporting unit, as measured by discounted cash flows, market multiples based on earnings, and other valuation methodologies, to the carrying value. As required under SFAS 142, an annual assessment for impairment of the goodwill was performed as of December 31, 2008 and 2007; based on the analysis, the Company believes no impairment of goodwill exists.

Workers Compensation Insurance

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. There is no assurance that such insurance coverage will adequately protect the Company against liability from all potential consequences.

Pension Benefits

The Company has two defined benefit pension plans that are frozen. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to assumed inflation, investment returns, mortality, and discount rates. Management reviews all of these assumptions on an annual basis.

Derivative Instruments.

The Company conducts business in various foreign countries, and from time to time settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. At December 31, 2008 these foreign currency forward contracts were consistent with the Company’s strategy for financial risk management; however, they do not meet the conditions under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) to qualify for hedge accounting treatment. Consequently, these instruments are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net income.

Foreign Currency Transactions

Foreign currency transactions are recorded in accordance with SFAS 52 “Foreign Currency Translation”. Foreign currency transactions are included in net income.

Revenue Recognition

Revenue from construction contracts in the Company’s water transmission segment is recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date compared to the estimated total costs of each contract. Estimated total costs are reviewed monthly and updated by project management and operations personnel for substantially all projects that are fifty percent or more complete, except that major projects, usually over $5.0 million, are reviewed earlier if sufficient production has been completed to provide enough information to revise the original estimated total cost of the project. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel. Provisions for estimated losses on uncompleted contracts are made in the period such estimated losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. While certain contract costs are reported in the consolidated statements of income as selling, general and administrative costs, they are included in total contract costs incurred to date used to recognize revenue.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Earnings per Share

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares outstanding include the dilutive effect of in-the-money options which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. Incremental shares of 195,139, 272,492 and 294,586 for the years ended December 31, 2008, 2007, and 2006, respectively, were used in the calculations of diluted earnings per share. For the year ended December 31, 2008, 1,965 restricted stock units were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive. For the years ended December 31, 2007 and 2006, the calculation of diluted earnings per share included all common equivalent shares.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. Trade receivables are generally with a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2008, one customer accounted for 20% of total accounts receivable. No single customer balance accounted for 10% or more of total accounts receivable at December 31, 2007.

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

Share-based Compensation

In accordance with SFAS 123(R) “Share-Based Payment” (“SFAS 123(R)”), the Company recognizes the compensation cost of employee services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. The Company recognizes compensation expense related to performance awards based on the probable outcome of the performance conditions. Compensation cost is recognized over the period during which the employee is required to provide service in exchange for the award, and as forfeitures occur, the associated compensation cost recognized to date is reversed.

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

Recent Accounting and Reporting Developments

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 relates specifically to disclosures, and will not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007 the “FASB” issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. The impact of SFAS 141(R) on the financial position, results of operations or cash flows will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

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

The sum of costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage of completion method but not billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts. Billings in excess of costs and estimated earnings represents amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned.

	December 31,
	2008	2007
	(in thousands)
Costs incurred on uncompleted contracts	$322,216	$259,075
Estimated earnings	86,575	74,994

	408,791	334,069
Less billings to date	(310,577)	(215,525)

	$98,214	$118,544

These amounts were reflected in the balance sheet as follows:

	December 31,
	2008	2007
	(in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$106,234	$121,058
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,020)	(2,514)

	$98,214	$118,544

3.	INVENTORIES:

	December 31,
	2008	2007
	(in thousands)
Finished goods	$33,271	$27,243
Raw materials	51,667	33,249
Supplies	2,410	2,313

	$87,348	$62,805

4.	ASSETS HELD FOR SALE:

On May 31, 2006, the Company completed the sale of its manufacturing facility in Riverside, California. A gain of $7.7 million was recorded during the year ended December 31, 2006.

5.	PROPERTY AND EQUIPMENT:

	December 31,
	2008	2007
	(in thousands)
Land and improvements	$18,824	$16,551
Buildings	34,605	33,717
Equipment	170,382	158,853
Equipment under capital leases	5,447	5,447
Construction in progress	12,555	11,274

	241,813	225,842
Less accumulated depreciation and amortization	(47,778)	(45,865)

Property and equipment, net	$194,035	$179,977

Depreciation expense was $5.0 million, $5.1 million, and $3.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. Accumulated amortization associated with property and equipment under capital leases was $280,000 and $127,000 at December 31, 2008 and 2007, respectively.

6.	LINE OF CREDIT AGREEMENT:

At December 31, 2008, the Company had a $150.0 million line of credit agreement, under which $82.1 million was outstanding, bearing interest at a weighted average rate of 3.55%. At December 31, 2008, the Company had additional net borrowing capacity under the line of credit of $55.7 million. The line of credit expires on May 31, 2012, and bears interest at rates related to LIBOR plus 1.25% to 2.25%, or the lending institution’s prime rate, plus 0.00% to 0.75%. The line of credit agreement contains the following covenants; minimum consolidated fixed charge coverage ratio, maximum consolidated senior leverage ratio, maximum consolidated total leverage ratio, minimum consolidated tangible net worth, and a minimum asset coverage ratio. At December 31, 2008, the Company was in compliance with all covenants specified in the line of credit agreement.

7.	LONG-TERM DEBT:

	December 31,
	2008	2007
	(in thousands)
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that began February 25, 2008, plus interest at 8.75% paid quarterly, on February 25, May 25, August 25, and November 25, collateralized by accounts receivable, inventory and certain equipment	$12,857	$15,000
Series B Term Notes, maturing on June 21, 2014, due in annual payments of $1.5 million that began June 21, 2008, plus interest at 8.47% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	9,000	10,500
Series C Term Notes, maturing on October 26, 2014, due in annual payments of $1.4 million that began October 26, 2008, plus interest at 7.36% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	8,572	10,000
Series D Term Notes, maturing on January 24, 2015, due in annual payments of $643 that begin January 24, 2009, plus interest at 7.32% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	4,500	4,500

Total long-term debt	$34,929	$40,000

Amounts are displayed on the consolidated balance sheet as follows:
Current portion of long-term debt	$5,714	$5,071
Long-term debt, less current portion	29,215	34,929

	$34,929	$40,000

The Company is required to maintain certain financial ratios under its long-term debt agreements, including the following covenants; maximum consolidated total debt to consolidated EBITDA, minimum consolidated tangible net worth, maximum consolidated senior debt to consolidated EBITDA, minimum consolidated fixed charge coverage, and a minimum asset coverage ratio. At December 31, 2008, the Company was in compliance with all covenants specified in its long-term debt agreements.

Future principal payments of long-term debt are as follows (in thousands):

2009	$5,714
2010	5,714
2011	5,714
2012	5,714
2013	5,714
Thereafter	6,359

$34,929

Interest expense was $6.4 million, net of amounts capitalized of $395,000 in 2008; $6.8 million, net of amounts capitalized of $279,000 in 2007; and $6.7 million, net of amounts capitalized of $568,000 in 2006.

8.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum principal payments under these capital leases are as follows (in thousands):

2009	$1,028
2010	1,028
2011	605
2012	605
2013	605
Thereafter	742

Total minimum lease payments	4,613
Less—Amount representing interest	620

Present value of minimum lease payments with average interest rates of 5.58%	3,993
Current portion of capital lease obligation	829

Capital lease obligation, less current portion	$3,164

Operating Leases

The Company has entered into various equipment leases with terms of ten years or less. Total rental expense for 2008, 2007, and 2006 was $3.1 million, $3.2 million, and $11.0 million, respectively. Future minimum payments as of December 31, 2008 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2009	$1,558
2010	1,086
2011	1,042
2012	954
2013	896
Thereafter	2,971

$8,507

Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates.

9.	DERIVATIVE INSTRUMENTS AND FOREIGN CURRENCY TRANSACTIONS:

At December 31, 2008, the Company held five foreign currency forward contracts with a notional value of CAD$20.8 million that have varying maturities of between 1 and 9 months. The Company revalued the Canadian foreign currency forward contracts to fair market value at December 31, 2008. By design, these forward contracts are not designated as hedges as defined by SFAS 133; therefore, unrealized gains of $5.2 million on these contracts are recorded in net income. Also recorded in net income are foreign currency transaction losses of $4.4 million resulting from the revaluation of our Canadian sales contracts.

10.	FAIR VALUE MEASUREMENT:

Effective January 1, 2008, the Company adopted SFAS 157, as described in Note 1. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists).

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value as of December 31, 2008 (in thousands):

Description	Balance December 31, 2008	Level 1	Level 2	Level 3
Derivatives	$1,415	$—	$1,415	$—

The Company uses derivatives to offset the risk associated with the effects of certain foreign currency exposures. These contracts are not for trading or for speculative purposes. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are based on third-party valuation models.

11.	RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for Company matches of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers fifteen investment options.

The Company has a non-qualified retirement savings plan that covers the officers and selected highly compensated employees. The non-qualified plan generally matches up to 50% of the first $10,000 of employee contributions to the plan, subject to certain limitations. It also provides a Company funded component for the officers with a retirement target fund. The retirement target fund amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency.

The Company also has two noncontributory defined benefit plans. Both plans are frozen, and participants are fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to date the plans were frozen. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2008 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $1.8 million and an unrecognized actuarial loss, net of tax of $2.9 million in accumulated other comprehensive income. As of December 31, 2007, the Company had recorded a prepaid benefit cost of $511,000, and an unrecognized actuarial loss, net of tax of $1.5 million in accumulated other comprehensive income. Additionally, as of December 31, 2008 and 2007, the accumulated benefit obligation was $5.3 million and $4.6 million, respectively, and the fair value of plan assets was $3.6 million and $5.1 million, respectively.

Total expense for all retirement plans in 2008, 2007 and 2006 was $1.3 million, $1.0 million and $1.2 million, respectively.

12.	SHARE-BASED COMPENSATION PLANS:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units and performance awards. In addition, the Company has two inactive stock option plans; the 1995 Stock Options Plan for Nonemployee Directors and the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate for nonemployee directors to ratably over a 60-month period for all other options. Options terminate 10 years from the date of grant. The plans also provide for other equity instruments, such as restricted stock units and performance awards, which grant the right to receive a specified number of shares over a specified period of time, which is generally three annual installments; vesting of the performance awards is also dependent on the Company’s achievement of certain performance-based tests.

The following summarizes share-based compensation expense recorded:

	Year ended December 31,
	2008	2007
	(in thousands)
Cost of sales	$80	$—
Selling, general and administrative expenses	945	297

Total	$1,025	$297

As of December 31, 2008, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $2.6 million, which is expected to be recognized over a weighted average period of 1.7 years.

There were 852,435 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2008, against which 262,471 options and 85,633 restricted stock units and performance awards have been granted and remain outstanding. There were 1,004,295 and 582,702 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2007 and 2006, respectively.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2008 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2006	711,336	16.06
Options granted	6,000	28.31
Options exercised or exchanged	(143,634)	17.98

Balance, December 31, 2006	573,702	15.71
Options granted	15,000	34.77
Options exercised or exchanged	(178,392)	16.28
Options canceled	(15)	17.90

Balance, December 31, 2007	410,295	16.16
Options exercised or exchanged	(147,824)	17.93

Balance, December 31, 2008	262,471	15.17

Exercisable, December 31, 2008	262,471	15.17	2.17	$7,203

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.5 million, $3.4 million and $2.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31 - $13.56	83,081	1.66	$13.21	83,081	$13.21
$13.57 - $14.00	85,127	2.51	14.00	85,127	14.00
$14.01 - $14.75	49,342	0.15	14.75	49,342	14.75
$14.76 - $34.77	44,921	4.68	21.45	44,921	21.45

	262,471	2.17	$15.17	262,471	$15.17

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2008, 2007, and 2006, respectively: 262,471 at $15.17, 410,295 at $16.16, and 569,725 at $15.70.

There were no options granted during 2008. The weighted average grant date fair value of options granted during 2007 and 2006 was $17.40 and $12.88, respectively. The fair value of options granted in 2007 and 2006 is estimated as of the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

	Year Ended December 31,
	2007	2006
Risk-free interest rate	4.87%	5.02%
Expected dividend yield	0%	0%
Expected volatility	42.62%	42.29%
Expected lives (years)	6.41	5.28

Restricted Stock Units and Performance Awards

A summary of status of the Company’s restricted stock units and performance awards as of December 31, 2008 and changes during the two years then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at December 31, 2006	—	—
Restricted stock units and performance awards granted	3,000	38.45
Restricted stock units and performance awards vested	—	—

Unvested restricted stock units and performance awards at December 31, 2007	3,000	38.45
Restricted stock units and performance awards granted	85,633	53.14
Restricted stock units and performance awards cancelled	(3,000)	38.45
Restricted stock units and performance awards vested	—	—

Unvested restricted stock units and performance awards at December 31, 2008	85,633	53.14

Restricted stock units and performance awards are measured at the fair market value on the date of grant.

Stock Awards

For the year ended December 31, 2008, 1,036 stock awards were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value of the awards on the grant date of $47.73.

13.	SHAREHOLDER RIGHTS PLAN:

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

14.	COMMITMENTS AND CONTINGENCIES:

Litigation

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List (“NPL”) at the request of the U.S. Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and 68 other parties were notified by EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of the end of 2008 more than 200 potentially responsible parties (PRPs) on and nearby the river have been asked to file information disclosure reports with EPA. By agreement with EPA, ODEQ is charged with ensuring that all upland sites have “source control” to prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor is currently being directed by a group of PRPs known as the Lower Willamette Group (“LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to any make further payment. The RI/FS is expected to be completed by the LWG in 2009.

In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. On January 25, 2005 the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with ODEQ related to the 2001 discovery. The Company performed Remedial Investigation (“RI”) work required under the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicates there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ has recommended further RI work on groundwater, soil and storm water at the site. That work is ongoing.

Based on the RI and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and ODEQ have identified a possible source of small amounts of polynuclear aromatic compounds (“PAHs”) and polychlorinated biphenyls (“PCBs”) and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments in the slip have revealed concentration of PAHs, PCBs and zinc which are common constituents in urban storm water discharges. To minimize the zinc traces in the storm water, the Company has undertaken a program to coat the roofs of a substantial part of the facility.

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

The extent of the Company’s participation in these matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2008.

The Company operates its facilities under numerous governmental permits and licenses relating to air emissions, storm water run-off, and other matters. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. The Company believes it is in material compliance with its permits and licenses and these laws and regulations, and does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. The Company believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

Guarantees

The Company has entered into certain stand-by letters of credit that total $12.3 million. The stand-by letters of credit relate to customer owned raw materials and workers’ compensation insurance.

15.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$13,510	$7,658	$4,163
State	1,905	1,238	370

Deferred:
Federal	3,773	2,586	4,991
State	594	406	759

	$19,782	$11,888	$10,283

The difference between the effective income tax rate and the statutory U.S. federal income tax rate is explained as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Provision at statutory rate	$18,229	$11,452	$10,606
State provision, net of federal benefit	1,631	1,069	713
Research and development credits	(100)	(170)	(1,313)
Domestic manufacturing deduction	(735)	(455)	(167)
Other	757	(8)	444

	$19,782	$11,888	$10,283

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2008	2007
	(in thousands)
Current deferred tax assets:
Inventories	$2,208	$1,848
Accrued employee benefits	2,137	2,021
Trade receivables, net	466	442
Net operating loss carryforwards	122	150
Other	166	91

	5,099	4,552
Current deferred tax liabilities:
Prepaid expenses	(539)	(491)
Other	(24)	—

Current deferred tax assets, net	$4,536	$4,061

Noncurrent deferred tax assets:
Net operating loss carryforwards	$618	$642
Accrued employee benefits	1,548	258
Other	618	—

	2,784	900
Valuation allowance	(446)	(520)

	2,338	380
Noncurrent deferred tax liabilities:
Property and equipment	(40,115)	(33,906)
Other	—	(247)

Noncurrent deferred tax liabilities, net	$(37,777)	$(33,773)

Net deferred tax liabilities	$(33,241)	$(29,712)

As of December 31, 2008, the Company had approximately $696,000 of federal net operating loss carryforwards and $6.3 million of state net operating loss carryforwards as a result of the acquisition of Thompson Pipe and Steel, which are limited in their use to approximately $348,000 per year during the 15 year carryforward period which expires in 2010. During the year ended December 31, 2008, the Company recorded a decrease in the valuation allowance of $74,000 related to the state net operating loss carryforwards. As it was considered more likely than not the additional benefits would be realized, the valuation allowance was adjusted based upon current and anticipated future taxable income, state tax rates, and state apportionment.

A summary of the changes in the unrecognized tax benefits during the year ended December 31, 2008 is presented below (in thousands):

Unrecognized tax benefits at December 31, 2007	$956
Decreases for positions taken in the current year	(45)
Increases for positions taken in prior years	426
Increases for positions expected to be taken in future years	30
Increases for interest	50

Unrecognized tax benefits at December 31, 2008	$1,417

All of the balance of unrecognized tax benefits at December 31, 2007 and 2008 would affect the Company’s effective tax rate if recognized.

The Company files income tax returns in the United States Federal jurisdiction, in one foreign jurisdiction, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2003. The Company is currently attempting to resolve income tax audits relating to the 2005 tax filings in various jurisdictions, and certain amendments filed. The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits will change significantly prior to December 31, 2009; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company has approximately $145,000 of accrued interest related to uncertain tax positions.

16.	SEGMENT INFORMATION:

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

Historically, the Company disclosed three segments, but based on changes in organizational structure and strategic direction in 2008, the resulting reporting of segments changed. The Company has conformed 2007 and 2006 segment information to be consistent with the current reporting and operating structure in place.

The Company’s water transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. Water Transmission products are custom manufactured in accordance with project specifications and are used primarily for high-pressure water transmission pipelines in the United States, Canada, and Mexico. Water Transmission manufacturing facilities are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico and products are sold primarily to public water agencies either directly or through an installation contractor.

The Company’s tubular products segment manufactures and markets smaller diameter, electric resistance welded steel pipe for use in a wide range of applications, including construction, agricultural, industrial, energy and traffic signpost systems. Tubular Products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Tubular Products are marketed through a network of direct sales force personnel and independent distributors throughout the United States, Canada and Mexico.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. As of December 31, 2008, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales:
Water transmission	$271,930	$287,805	$261,835
Tubular products	167,805	95,019	84,756

Total	$439,735	$382,824	$346,591

Gross profit:
Water transmission	$54,473	$60,207	$47,781
Tubular products	39,185	10,008	8,932

Total	$93,658	$70,215	$56,713

Depreciation and amortization of property and equipment:
Water transmission	$2,681	$3,036	$2,133
Tubular products	1,182	940	515

Total	3,863	3,976	2,648
Corporate	1,103	1,157	1,134

Total	$4,966	$5,133	$3,782

Capital expenditures:
Water transmission	$14,668	$19,084	$25,871
Tubular products	6,066	3,381	31,955

Total	20,734	22,465	57,826
Corporate	878	867	602

Total	$21,612	$23,332	$58,428

Net sales by geographic area:
United States	$386,422	$351,237	$329,180
Other	53,313	31,587	17,411

Total	$439,735	$382,824	$346,591

	Year Ended December 31,
	2008	2007
	(in thousands)
Goodwill:
Water transmission	$—	$—
Tubular products	21,451	21,451

Total	$21,451	$21,451

Total Assets:
Water transmission	$317,584	$306,231
Tubular products	162,456	126,737

Total	480,040	432,968
Corporate	29,394	20,595

Total	$509,434	$453,563

No one customer represented more than 10% of total sales in 2008, 2007 or 2006.

17.	QUARTERLY DATA (UNAUDITED):

As discussed in Note 16, the Company has conformed 2007 segment information to be consistent with the current reporting and operating structure in place. Summarized quarterly financial data for 2008 and 2007 is as follows (dollars in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008

Net sales:
Water transmission	$63,869	$74,861	$77,512	$55,688
Tubular products	30,134	37,245	45,913	54,513

Total net sales	$94,003	$112,106	$123,425	$110,201

Gross profit:
Water transmission	$14,453	$14,778	$14,261	$10,981
Tubular products	3,332	9,840	12,550	13,463

Total gross profit	$17,785	$24,618	$26,811	$24,444
Net income	$5,047	$8,399	$10,227	$8,628
Earnings per share:
Basic	$0.56	$0.92	$1.12	$0.94
Diluted	$0.54	$0.90	$1.09	$0.92

2007
Net sales:
Water transmission	$67,754	$72,979	$66,773	$80,299
Tubular products	22,982	28,918	25,209	17,910

Total net sales	$90,736	$101,897	$91,982	$98,209

Gross profit:
Water transmission	$13,794	$15,164	$14,215	$17,034
Tubular products	2,310	3,628	3,082	989

Total gross profit	$16,104	$18,792	$17,297	$18,023
Net income	$4,534	$5,662	$5,069	$5,568

Earnings per share:
Basic	$0.51	$0.63	$0.57	$0.62
Diluted	$0.49	$0.61	$0.55	$0.60

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at Close of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$1,129	$1,818	$(1,733)	$1,214
Valuation allowance for deferred tax assets	520	—	(74)	446

Year ended December 31, 2007:
Allowance for doubtful accounts	$823	$2,633	$(2,327)	$1,129
Valuation allowance for deferred tax assets	520	—	—	520

Year ended December 31, 2006:
Allowance for doubtful accounts	$500	$2,194	$(1,871)	$823
Valuation allowance for deferred tax assets	520	—	—	520

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2009.

NORTHWEST PIPE COMPANY

By	/s/ BRIAN W. DUNHAM
Brian W. Dunham Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 12th day of March 2009.

Signature	Title

/s/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board

/s/ BRIAN W. DUNHAM Brian W. Dunham	Director, President and Chief Executive Officer

/s/ STEPHANIE J. WELTY Stephanie J. Welty	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL C. FRANSON Michael C. Franson	Director

/s/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/s/ KEITH R. LARSON Keith R. Larson	Director

/s/ RICHARD A. ROMAN Richard A. Roman	Director