Form 10-Q
period 2009-03-31
NORTHWEST PIPE CO
filed 2009-05-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,236,493
(Class)	(Shares outstanding at May 6, 2009)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$104	$90
Trade and other receivables, less allowance for doubtful accounts of $842 and $1,214	57,545	75,923
Costs and estimated earnings in excess of billings on uncompleted contracts	98,187	106,234
Inventories	75,411	87,348
Refundable income taxes	4,801	3,412
Deferred income taxes	3,635	4,535
Prepaid expenses and other	4,589	4,489

Total current assets	244,272	282,031
Property and equipment, net	198,195	194,035
Goodwill	21,451	21,451
Other assets	12,473	11,917

Total assets	$476,391	$509,434

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	841	829
Accounts payable	26,127	34,109
Accrued liabilities	10,311	10,111
Billings in excess of costs and estimated earnings on uncompleted contracts	3,488	8,020

Total current liabilities	46,481	58,783
Note payable to financial institution	58,894	82,065
Long-term debt, less current portion	26,428	29,215
Capital lease obligations, less current portion	2,949	3,164
Deferred income taxes	38,498	37,776
Pension and other long-term liabilities	8,396	6,870

Total liabilities	181,646	217,873
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,236,493 and 9,195,400 shares issued and outstanding	92	92
Additional paid-in-capital	106,683	106,129
Retained earnings	190,893	188,263
Accumulated other comprehensive loss	(2,923)	(2,923)

Total stockholders’ equity	294,745	291,561

Total liabilities and stockholders’ equity	$476,391	$509,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$81,403	$94,003
Cost of sales	68,666	76,218

Gross profit	12,737	17,785
Selling, general and administrative expense	7,245	7,961

Operating income	5,492	9,824
Interest expense, net	1,226	1,806

Income before income taxes	4,266	8,018
Provision for income taxes	1,636	2,971

Net income	$2,630	$5,047

Basic earnings per share	$0.29	$0.56

Diluted earnings per share	$0.28	$0.54

Shares used in per share calculations:
Basic	9,219	9,087

Diluted	9,353	9,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$2,630	$5,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,196	1,115
Amortization of intangible assets	30	30
Amortization of debt issuance costs	126	84
Deferred income taxes	1,622	986
Loss on disposal of property and equipment	230	205
Stock based compensation expense	423	16
Tax benefit from stock option plans	14	603
Excess tax benefit from stock option plans	—	(462)
Changes in operating assets and liabilities:
Trade and other receivables, net	18,378	(5,198)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	3,515	(1,051)
Inventories	11,937	3,347
Refundable income taxes	(1,389)	70
Prepaid expenses and other	(812)	336
Accounts payable	(7,982)	(10,532)
Accrued and other liabilities	680	866

Net cash provided by (used in) operating activities	30,598	(4,538)
Cash Flows From Investing Activities:
Additions to property and equipment	(4,541)	(5,557)
Proceeds from sale of property and equipment	1	—

Net cash used in investing activities	(4,540)	(5,557)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	117	1,267
Payments on long-term debt	(2,787)	(2,143)
Net borrowings (payments) under notes payable to financial institutions	(23,171)	10,807
Payments on capital lease obligations	(203)	(190)
Excess tax benefit from stock option plans	—	462

Net cash provided by (used in) financing activities	(26,044)	10,203

Net increase in cash and cash equivalents	14	108
Cash and cash equivalents, beginning of period	90	234

Cash and cash equivalents, end of period	$104	$342

Non-cash investing and financing activity:
Accrued property and equipment purchases	$1,046	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2008 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, as presented in the Company’s Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2009.

2.	Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting. Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Finished goods	$32,494	$33,271
Raw materials	40,552	51,667
Supplies	2,365	2,410

	$75,411	$87,348

3.	Contingencies

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and 68 other parties were notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act. As of the end of 2008 more than 200 potentially responsible parties on and nearby the river have been asked to file information disclosure reports with the EPA. By agreement with EPA, ODEQ is charged with ensuring that all upland sites have “source control” to prevent future contamination to the river. A remedial investigation and feasibility study of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (“LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to any make further payment. The remedial investigation and feasibility study is expected to be completed by the LWG in 2009.

In 2001, groundwater containing elevated volatile organic compounds (VOCs) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. On January 25, 2005 the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with ODEQ related to the 2001 discovery. The Company performed Remedial Investigation work required under the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicates there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ has recommended further remedial investigation work on groundwater, soil and storm water at the site. That work is ongoing.

Based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and ODEQ have identified a possible source of small amounts of polynuclear aromatic compounds (“PAHs”) and polychlorinated biphenyls (“PCBs”) and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments in the slip have revealed concentration of PAHs, PCBs and zinc which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company has undertaken a program to coat the roofs of a substantial part of the facility.

Concurrent with the activities of the EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform an Injury Assessment for the Portland Harbor Site to determine the nature and extent of natural resource damages under the Comprehensive Environmental Response, Compensation and Liability Act section 107. Natural resource damages focus on site restoration as opposed to actions to remove or remediate hazardous substances. The Trustees for the Portland Harbor Site consist of representatives from six Northwest Indian Tribes and three federal agencies. The Trustees act independently of the EPA and ODEQ but the Company expects their assessment will be coordinated with the remedial investigation and feasibility study work underway at the Portland Harbor Site. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessment. The Company has not assumed any payment obligation or liability related to the Trustee’s assessment.

The extent of the Company’s participation in these matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of March 31, 2009.

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

4.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agricultural, industrial and traffic signpost systems. These two segments represent distinct business activities, which management evaluates based on segment gross profit. Transfers between segments in the periods presented were not material.

	Three months ended March 31,
	2009	2008
	(In thousands)
Net sales:
Water Transmission	$58,855	$63,869
Tubular Products	22,548	30,134

Total	$81,403	$94,003

Gross profit:
Water Transmission	$11,292	$14,453
Tubular Products	1,445	3,332

Total	$12,737	$17,785

5.	Share-based Compensation

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

The Company records share-based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires compensation cost to be recognized as service is rendered based on the fair market value of the awards. The following summarizes share-based compensation expense recorded:

	Three months ended March 31,
	2009	2008
	(in thousands)
Cost of sales	$78	$—
Selling, general and administrative expenses	345	16

Total	$423	$16

As of March 31, 2009 unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $1.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2009 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2009	262,471	$15.17
Options granted	—	—
Options exercised or exchanged	(49,342)	14.75
Options canceled	—	—

Balance, March 31, 2009	213,129	$15.26	2.39	$2,853

Exercisable, March 31, 2009	213,129	$15.26	2.39	$2,853

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the three months ended March 31, 2009 was $968,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of March 31, 2009 and changes during the three months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2009	85,633	$53.14
Restricted stock units and performance awards granted	—	—
Restricted stock units and performance awards vested	(10,644)	53.14
Restricted stock units and performance awards canceled	—	—

Unvested restricted stock units and performance awards at March 31, 2009	74,989	$53.14

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

6.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in one foreign jurisdiction, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal or state income tax examinations for years before 2004. The Company is currently working to resolve income tax audits relating to the 2005 tax filings and certain other amendments.

The Company had $1.5 million and $1.4 million of unrecognized tax benefits at March 31, 2009 and December 31, 2008, respectively, which would reduce the effective tax rate in a future period if recognized. The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes at estimated effective tax rates of 38% and 37% for the three month periods ended March 31, 2009 and 2008, respectively.

7.	Earnings per Share

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

Incremental shares of 134,630 and 220,114 for the three months ended March 31, 2009 and 2008, respectively, were used in the calculations of diluted earnings per share.

For the three months ended March 31, 2009 and 2008, share-based awards of 31,384 and 0, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

8.	Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) as it applies to financial assets and liabilities. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists). FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009. The Company adopted the provisions of SFAS 159 and elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance March 31, 2009	Level 1	Level 2	Level 3
Description
Financial Assets
Derivatives	$1,759		$1,759
Deferred Compensation Investment	2,669	$2,669

Total Assets at Fair Value	$4,428	$2,669	$1,759	$—

Financial Liabilities
Derivatives	$(141)		$(141)
Deferred Compensation Liability	(2,669)	$(2,669)

Total Liabilities at Fair Value	$(2,810)	$(2,669)	$(141)	$—

9.	Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161”). SFAS No. 161 requires enhanced disclosures about the Company’s derivative instruments and hedging activities.

The Company uses derivative contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not for trading or for speculative purposes. At March 31, 2009 these foreign currency forward contracts met the Company’s strategy for financial risk management; however, they do not meet the conditions under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) to qualify for hedge accounting treatment. Consequently, these instruments are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net sales; for the three months ended March 31, 2009, losses of $52,000 from our derivative instruments were recognized. As of March 31, 2009, the total notional amount of these foreign currency forward contracts was $27 million.

The balance sheet location and the fair values of derivative instruments are:

March 31, 2009 Foreign exchange contracts

(in thousands)
Assets
Derivatives not designated as hedging instruments under SFAS 133
Prepaid expenses and other	$1,759

Total assets	$1,759

Liabilities
Derivatives not designated as hedging instruments under SFAS 133
Accrued liabilities	$(141)

Total liabilities	$(141)

10.	Recent Accounting and Reporting Developments

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment for pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS 141(R) did not have a material impact on the financial statements presented herein.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 did not have a material impact on the financial statements presented herein.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors including changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed from time to time in our other Securities and Exchange Commission filings and reports, including our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and international economic conditions. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced in six manufacturing facilities strategically located across the United States and Mexico in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas, and Monterrey, Mexico. We also own a facility in Pleasant Grove, Utah, at which operations will be temporarily suspended, as we do not currently see sufficient near-term work located nearby to justify its operation at this time. Our Water Transmission Group accounted for approximately 72% of net sales in the first three months of 2009.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications.

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas. We also own a facility in Bossier City, Louisiana, at which operations have been temporarily suspended, but will start up again upon the relocation of a mill to address the oil country tubular goods market. We produce a range of products used in several different markets. We currently make energy pipe, mechanical tubing, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural tubing that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 28% of net sales in the first three months of 2009.

Our Tubular Products Group’s sales volume is typically driven by energy spending related to natural gas drilling activity, non-residential construction spending, highway spending, agricultural spending and general economic conditions. We focus on products for which we believe we have a sustainable advantage, although we have been recently impacted by a combination of recession driven reduced demand and falling prices.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 10 of the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2009	2008
Net sales
Water Transmission	72.3%	67.9%
Tubular Products	27.7	32.1

Total net sales	100.0	100.0
Cost of sales	84.4	81.1

Gross profit	15.6	18.9
Selling, general and administrative expense	8.9	8.4

Operating income	6.7	10.5
Interest expense, net	1.5	1.9

Income before income taxes	5.2	8.6
Provision for income taxes	2.0	3.2

Net income	3.2%	5.4%

Gross profit as a percentage of segment net sales:
Water Transmission	19.2%	22.6%
Tubular Products	6.4	11.1

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales. Net sales decreased 13.4% to $81.4 million for the first quarter of 2009 compared to $94.0 million for the first quarter of 2008.

Water Transmission sales decreased by 7.9% to $58.9 million in the first quarter of 2009 from $63.9 million in the first quarter of 2008. Net sales for the three months ended March 31, 2009 decreased from the same period in the prior year as a result of downtime due to the installation of a new mill at our Adelanto facility, and weather-related delays which caused a decrease in our production. Bidding activity, backlog, and production schedules may vary significantly from period to period.

Tubular Products sales decreased 25.2% to $22.5 million in the first quarter of 2009 from $30.1 million in the first quarter of 2008. Sales decreased over the same period last year due to falling demand and rapidly declining sales prices.

During the three months ended March 31, 2009 and 2008, no single customer accounted for 10% or more of net sales.

Gross Profit. Gross profit decreased 28.4% to $12.7 million (15.6% of total net sales) in the first quarter of 2009 from $17.8 million (18.9% of total net sales) in the first quarter of 2008.

Water Transmission gross profit decreased $3.2 million, or 21.9%, to $11.3 million (19.2% of segment net sales) in the first quarter of 2009 from $14.5 million (22.6% of segment net sales) in the first quarter of 2008. Water Transmission gross profit as a percentage of segment net sales decreased for the three months ended March 31, 2009 over the same period last year due primarily to the downtime in our production facilities.

Gross profit from Tubular Products decreased 56.6% to $1.4 million (6.4% of segment net sales) in the first quarter of 2009 from $3.3 million (11.1% of segment net sales) in the first quarter of 2008. The decrease in gross profit is a result of sales of higher priced inventory into a market characterized by falling sales prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $7.2 million (8.9% of total net sales) in the first quarter of 2009 from $8.0 million (8.5% of total net sales) in the first quarter of 2008. The decrease from the same period last year was primarily attributable to decreased salary and wage expense, including sales commissions, decreased outside service charges, and the effects of our cost containment measures on other expenses.

Interest Expense, net. Interest expense, net decreased to $1.2 million in the first quarter of 2009 from $1.8 million in the first quarter of 2008. The decrease in the expense compared to the same period last year was a result of lower average interest rates, combined with lower average debt.

Income Taxes. Our effective tax rate was approximately 38.3% for the first quarter of 2009 compared to 37.1% for the first quarter of 2008. The increase in our effective tax rate was mainly due to the loss in 2009 of certain deductions under the Internal Revenue Code.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2009 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2009, our working capital (current assets minus current liabilities) was $197.8 million as compared to $223.2 million as of December 31, 2008.

Net cash provided by operating activities in the first three months of 2009 was $30.6 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We are typically obligated to pay for goods and services early in the project while cash is not received until after the project has been completed. Our construction contract revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle.

Net cash used in investing activities in the first three months of 2009 was $4.5 million for capital expenditures. The two most significant capital projects incurring costs in the quarter were the installation of a new mill in our California facility and the preparation of the facility in Bossier City, Louisiana to manufacture oil country tubular goods. Capital expenditures are expected to be approximately $10 to $12 million in 2009, excluding the costs associated with the start up of the facility in Bossier City.

Net cash used in financing activities in the first three months of 2009 was $26.0 million, which resulted primarily from net payments under the notes payable to financial institutions and the long term debt of $23.2 million and $2.8 million, respectively, which was generally provided for by operating activities.

We anticipate that our existing cash and cash equivalents, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2009. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, capital and operating leases, convertible notes and equity offerings, if such resources are available. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings, other forms of debt or an equity offering.

Debt

We had the following significant components of debt at March 31, 2009: a $150.0 million credit agreement, under which $58.9 million was outstanding; $10.7 million of Series A Term Note, $9.0 million of Series B Term Notes, $8.5 million of Series C Term Notes and $3.9 million of Series D Term Notes.

There have been no changes to the scheduled maturities of the Series A Term Note, the Series B Term Notes, the Series C Term Notes, or the Series D Term Notes (together, the “Term Notes”) from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The Term Notes are collateralized by accounts receivable, inventory and certain machinery and equipment.

We also have entered into stand-by letters of credit that total approximately $7.5 million as of March 31, 2009. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

As of March 31, 2009, the credit agreement provided for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $150 million, with an option for the Company to increase that amount to $200 million, subject to lender approval. Borrowings under the credit agreement were secured by substantially all of the Company’s personal property.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement at March 31, 2009 bears interest at rates related to LIBOR plus 1.25% to 2.25%, or the lending institution’s prime rate, plus 0.00% to 0.75%. At March 31, 2009 we had $58.9 million outstanding under the credit facility bearing interest at a weighted average rate of 2.7%.

We had $3.8 million of capital leases outstanding at March 31, 2009, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.6%.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, maximum consolidated senior debt to EBITDA, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At March 31, 2009, we were not in violation of any of the covenants in our debt agreements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. For the three months ended March 31, 2009, there has been no material change in market risk factors.

Item 4.	Controls and Procedures

As of March 31, 2009, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Dated: May 8, 2009

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)