Form 10-Q
period 2009-06-30
NORTHWEST PIPE CO
filed 2009-08-07
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,236,519
(Class)	(Shares outstanding at August 6, 2009)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$121	$90
Trade and other receivables, less allowance for doubtful accounts of $766 and $1,214	52,515	75,923
Costs and estimated earnings in excess of billings on uncompleted contracts	95,364	106,234
Inventories	63,494	87,348
Refundable income taxes	4,372	3,412
Deferred income taxes	3,849	4,535
Prepaid expenses and other	2,837	4,489

Total current assets	222,552	282,031
Property and equipment, net	204,780	194,035
Goodwill	21,451	21,451
Other assets	12,728	11,917

Total assets	$461,511	$509,434

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	1,572	829
Accounts payable	24,429	34,109
Accrued liabilities	8,854	10,111
Billings in excess of costs and estimated earnings on uncompleted contracts	1,613	8,020

Total current liabilities	42,182	58,783
Note payable to financial institution	41,660	82,065
Long-term debt, less current portion	24,929	29,215
Capital lease obligations, less current portion	8,051	3,164
Deferred income taxes	38,995	37,776
Pension and other long-term liabilities	8,551	6,870

Total liabilities	164,368	217,873

Commitments and contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,236,519 and 9,195,400 shares issued and outstanding	92	92
Additional paid-in-capital	106,658	106,129
Retained earnings	193,316	188,263
Accumulated other comprehensive loss	(2,923)	(2,923)

Total stockholders’ equity	297,143	291,561

Total liabilities and stockholders’ equity	$461,511	$509,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$74,895	$112,106	$156,298	$206,109
Cost of sales	64,617	87,488	133,283	163,706

Gross profit	10,278	24,618	23,015	42,403
Selling, general and administrative expense	5,761	9,285	13,006	17,246

Operating income	4,517	15,333	10,009	25,157
Interest expense, net	1,028	1,329	2,254	3,135

Income before income taxes	3,489	14,004	7,755	22,022
Provision for income taxes	1,066	5,605	2,702	8,576

Net income	$2,423	$8,399	$5,053	$13,446

Basic earnings per share	$0.26	$0.92	$0.55	$1.47

Diluted earnings per share	$0.26	$0.90	$0.54	$1.44

Shares used in per share calculations:
Basic	9,237	9,151	9,228	9,119

Diluted	9,368	9,348	9,362	9,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$5,053	$13,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,245	2,347
Amortization of intangible assets	60	60
Provision for doubtful accounts	(448)	369
Amortization of debt issuance costs	251	167
Deferred income taxes	1,905	158
Loss on disposal of property and equipment	883	656
Stock based compensation expense	399	49
Tax benefit from stock option plans	14	805
Excess tax benefit from stock option plans	—	(615)
Changes in operating assets and liabilities:
Trade and other receivables	23,856	(34,350)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	4,463	15,609
Inventories	23,854	(8,978)
Refundable income taxes	(960)	915
Prepaid expenses and other assets	530	808
Accounts payable	(9,680)	5,298
Accrued and other liabilities	(177)	3,481

Net cash provided by operating activities	52,248	225
Cash Flows From Investing Activities:
Additions to property and equipment	(13,328)	(11,921)
Proceeds from the sale of property and equipment	56	—

Net cash used in investing activities	(13,272)	(11,921)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	116	1,628
Proceeds of sale-leaseback	6,039	—
Payments on long-term debt	(4,286)	(3,643)
Net borrowings (payments) under note payable to financial institution	(40,405)	13,409
Payments on capital lease obligations	(409)	(383)
Excess tax benefit from stock option plans	—	615

Net cash provided by (used in) financing activities	(38,945)	11,626

Net increase (decrease) in cash and cash equivalents	31	(70)
Cash and cash equivalents, beginning of period	90	234

Cash and cash equivalents, end of period	$121	$164

Non-cash investing activity:
Accrued property and equipment purchases	$601	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The financial information as of December 31, 2008 is derived from the audited financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, as presented in the Company’s Annual Report on Form 10-K. We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. We performed this evaluation through August 7, 2009, the date on which we issued our financial statements.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2009.

2. Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Finished goods	$28,327	$33,271
Raw materials	32,778	51,667
Supplies	2,389	2,410

	$63,494	$87,348

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

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. On January 25, 2005 the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with ODEQ related to the 2001 discovery. The Company performed Remedial Investigation work required under the Agreement and submitted a Remedial Investigation/Source Control Evaluation Report to ODEQ on December 30, 2005. The conclusions of the report indicate that VOCs in groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicates there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. ODEQ has recommended further remedial investigation work on groundwater, soil and storm water at the site. That work is ongoing.

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

Concurrent with the activities of the EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform an Injury Assessment for the Portland Harbor Site to determine the nature and extent of natural resource damages under the Comprehensive Environmental Response, Compensation and Liability Act section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and ODEQ but the Company expects their assessment will be coordinated with the remedial investigation and feasibility study work underway at the Portland Harbor Site. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessment. The Company has not assumed any payment obligation or liability related to the Trustee’s assessment.

The extent of the Company’s obligation with respect to these matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of June 30, 2009.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$59,303	$74,861	$118,158	$138,730
Tubular Products	15,592	37,245	38,140	67,379

Total	$74,895	$112,106	$156,298	$206,109

Gross profit (loss):
Water Transmission	$12,835	$14,778	$24,127	$29,231
Tubular Products	(2,557)	9,840	(1,112)	13,172

Total	$10,278	$24,618	$23,015	$42,403

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

The Company records share-based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which requires compensation cost to be recognized as service is rendered based on the fair market value of the awards. The following summarizes share-based compensation expense recorded:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Cost of sales	$(11)	$—	$67	$—
Selling, general and administrative expenses	(13)	33	332	49

Total	$(24)	$33	$399	$49

As of June 30, 2009 unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $1.7 million, which is expected to be recognized over a weighted average period of 2.2 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2009 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2009	262,471	$15.17
Options granted	—	—
Options exercised or exchanged	(49,368)	14.75
Options canceled	—	—

Balance, June 30, 2009	213,103	$15.26	2.14	$4,155

Exercisable, June 30, 2009	213,103	$15.26	2.14	$4,155

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the six months ended June 30, 2009 was $968,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of June 30, 2009 and changes during the six months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2009	85,633	$53.14
Restricted stock units and performance awards granted	64,478	30.28
Restricted stock units and performance awards vested	(10,644)	53.14
Restricted stock units and performance awards canceled	(723)	53.14

Unvested restricted stock units and performance awards at June 30, 2009	138,744	$43.15

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

6. Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in various foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal, state, or foreign jurisdiction income tax examinations for years before 2004. The Company is currently working to resolve income tax audits relating to the 2005 tax filings and certain other amendments.

The Company had $1.5 million and $1.4 million of unrecognized tax benefits at June 30, 2009 and December 31, 2008, respectively, which would reduce the effective tax rate in a future period if recognized. The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes at estimated effective tax rates of 31% and 35% for the three and six month periods ended June 30, 2009, and 40% and 39% for the three and six month periods ended June 30, 2008.

7. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares of common stock adjusted for dilutive common equivalent shares outstanding during the period, using the treasury stock method. Dilutive common equivalent shares outstanding include in-the-money options, non-vested restricted stock units and performance awards, to the extent any established performance criteria have been met at the end of the respective periods. Under the treasury stock method, the amount the option holder must pay for exercising stock options, the amount of compensation cost that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Incremental shares of 131,611 and 197,440 for the three months ended June 30, 2009 and 2008, respectively, and incremental shares of 134,846 and 210,659 for the six months ended June 30, 2009 and 2008, respectively, were used in the calculations of diluted earnings per share.

For the three and six months ended June 30, 2009, share-based awards of 6 and 11,268, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. For the three and six months ended June 30, 2008, the calculation of diluted earnings per share included all common equivalent shares.

8. Fair Value Measurement

Effective January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) as it applies to financial assets and liabilities. SFAS 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists). Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009. The Company adopted the provisions of SFAS 159 and elected not to expand the use of fair value accounting beyond those assets and liabilities currently required to use this basis of measurement.

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance June 30, 2009	Level 1	Level 2	Level 3
Financial Assets
Derivatives	$308		$308
Deferred Compensation Investment	2,823	$2,823

Total Assets at Fair Value	$3,131	$2,823	$308	$—

Financial Liabilities
Derivatives	$(992)		$(992)
Deferred Compensation Liability	(2,823)	$(2,823)

Total Liabilities at Fair Value	$(3,815)	$(2,823)	$(992)	$—

9. Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161”). SFAS No. 161 requires enhanced disclosures about the Company’s derivative instruments and hedging activities.

The Company uses derivative contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not for trading or for speculative purposes. At June 30, 2009 these foreign currency forward contracts met the Company’s strategy for financial risk management; however, they do not meet the conditions under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”) to qualify for hedge accounting treatment. Consequently, these instruments are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net sales; for the three and six months ended June 30, 2009, losses from our derivative instruments of $2.0 million and $2.1 million, respectively, were recognized. As of June 30, 2009, the total notional amount of these foreign currency forward contracts was $12.6 million.

The balance sheet location and the fair values of derivative instruments are:

June 30, 2009
Foreign exchange contracts
(in thousands)
Assets
Derivatives not designated as hedging instruments under SFAS 133
Prepaid expenses and other	$308

Total assets	$308

Liabilities
Derivatives not designated as hedging instruments under SFAS 133
Accrued liabilities	$(992)

Total liabilities	$(992)

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that adoption of this statement will have a material impact on the financial position or results of operation.

In June 2009, the FASB approved the “FASB Accounting Standards Codification,” (“Codification”), as the single source of authoritative US GAAP for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance and is effective for interim and annual periods ending after September 15, 2009. Since it is not intended to change or alter existing US GAAP, the Codification is not expected to have any impact on the Company’s financial condition or results of operations. Beginning with the third quarter of 2009, the Company’s financial statements will no longer refer to specific US GAAP statements.

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

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced in the following six manufacturing facilities strategically located across the United States and Mexico: Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas, and Monterrey, Mexico. We also own a facility in Pleasant Grove, Utah, at which operations have been temporarily suspended, as we do not currently see sufficient near-term work located nearby to justify its operation at this time. Our Water Transmission Group accounted for approximately 76% of net sales in the first six months of 2009.

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

Our Tubular Products Group operates two manufacturing facilities in Atchison, Kansas, and Houston, Texas. We also own a facility in Bossier City, Louisiana, which has not operated for the past few years. We are currently in the final stages of installing new manufacturing equipment at this location, and the start up of this facility will be dependent upon market conditions. We produce a range of products used in several different markets. We currently make energy pipe, mechanical tubing, fire protection sprinkler pipe, agricultural pipe, traffic signpost systems and structural tubing that is sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 24% of net sales in the first six months of 2009.

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

Goodwill

In order to determine if an interim goodwill impairment test was necessary in the second quarter of 2009, we evaluated events and economic factors that have occurred since the last goodwill impairment test performed in December 2008. We determined that, based on our expectation that pricing and demand in our Tubular Products segment, over time, will return to pre-recessionary levels, an interim goodwill impairment test was not required as of June 30, 2009.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales
Water Transmission	79.2%	66.8%	75.6%	67.3%
Tubular Products	20.8	33.2	24.4	32.7

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	86.3	78.0	85.3	79.4

Gross profit	13.7	22.0	14.7	20.6
Selling, general and administrative expense	7.7	8.3	8.3	8.4

Operating income	6.0	13.7	6.4	12.2
Interest expense, net	1.4	1.2	1.4	1.5

Income before income taxes	4.6	12.5	5.0	10.7
Provision for income taxes	1.4	5.0	1.8	4.2

Net income	3.2%	7.5%	3.2%	6.5%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission	21.6%	19.7%	20.4%	21.1%
Tubular Products	(16.4)	26.4	(2.9)	19.5

Three Months and Six Months Ended June 30, 2009 Compared to Three Months and Six Months Ended June 30, 2008

Net Sales. Net sales decreased 33.2% to $74.9 million for the second quarter of 2009 compared to $112.1 million for the second quarter of 2008, and decreased 24.2% to $156.3 million in the first six months of 2009 from $206.1 million in the first six months of 2008.

Water Transmission sales decreased 20.8% to $59.3 million in the second quarter of 2009 from $74.9 million in the second quarter of 2008 and decreased 14.8% to $118.2 million in the first half of 2009 from $138.7 million in the first half of 2008. Net sales for the three months and the six months ended June 30, 2009 decreased from the same periods in the prior year primarily as a result of timing of production in certain of our facilities. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased 58.1% to $15.6 million in the second quarter of 2009 from $37.2 million in the second quarter of 2008 and decreased 43.4% from $67.4 million in the first half of 2008 to $38.1 million in the first half of 2009. Sales decreased over the same periods last year due primarily to reduced volume, as well as to reduced selling prices. The recession continues to have a significant effect on our Tubular Products business, and demand for energy pipe, our highest margin product line, was weaker than expected. Volume in the energy pipe product line decreased by more than 70% in the six months ended June 2009 compared to the same period in the prior year.

During the three and six months ended June 30, 2009, no single customer accounted for 10% or more of net sales. During the three months ended June 30, 2008, one customer accounted for 11.4% of net sales. During the six months ended June 30, 2008, no single customer accounted for 10% or more of net sales.

Gross Profit. Gross profit decreased 58.3% to $10.3 million (13.7% of total net sales) in the second quarter of 2009 from $24.6 million (22.0% of total net sales) in the second quarter of 2008 and decreased 45.7% from $42.4 million (20.6% of total net sales) in the first half of 2008 to $23.0 million (14.7% of total net sales) in the first half of 2009.

Water Transmission gross profit decreased $1.9 million, or 13.2%, to $12.8 million (21.6% of segment net sales) in the second quarter of 2009 from $14.8 million (19.7% of segment net sales) in the second quarter of 2008 and decreased $5.1 million, or 17.5%, from $29.2 million (21.1% of segment net sales) in the first half of 2008 to $24.1 million (20.4% of segment net sales) in the first half of 2009. Water Transmission gross profit as a percentage of segment net sales fluctuated slightly from the same periods last year due to the variations in the gross profit of the projects in production in the current periods. Gross profit of projects awarded and produced can vary due to several factors, including the level of competition in the bidding process, production schedules, and, to a lesser extent, volatility in steel prices. We are generally able to lock in our steel costs at the time contracts are awarded, which helps to minimize the impact of the volatility in steel prices on our Water Transmission gross profit.

Gross profit (loss) from Tubular Products decreased 126.0% to a loss of $2.6 million (-16.4% of segment net sales) in the second quarter of 2009 from $9.8 million (26.4% of segment net sales) in the second quarter of 2008 and decreased 108.4% to a loss of $1.1 million (-2.9% of segment net sales) in the first half of 2009 from $13.2 million (19.5% of segment net sales) in the first half of 2008. Despite the fact that raw material costs decreased, margins turned negative as selling prices dropped significantly and demand declined.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.8 million (7.7% of total net sales) in the second quarter of 2009 from $9.3 million (8.3% of total net sales) in the second quarter of 2008 and decreased to $13.0 million (8.3% of total net sales) in the first six months of 2009 from $17.2 million (8.4% of total net sales) in the first six months of 2008. The decrease from the same periods last year was attributable to reductions in variable compensation costs, sales commissions, travel and entertainment expenses, outside services and professional fees, as well as the effect of numerous other cost containment measures.

Interest Expense, net. Interest expense, net decreased to $1.0 million in the second quarter of 2009 from $1.3 million in the second quarter of 2008 and decreased to $2.3 million in the first six months of 2009 from $3.1 million in the first six months of 2008. The decrease in the expense compared to the same periods last year was a result of lower average borrowings at a lower average interest rate, combined with an increase in interest income.

Income Taxes. The provision for income taxes was $1.1 million in the second quarter of 2009, based on an effective tax rate of approximately 30.6%, compared to $5.6 million for the same period last year, based on an expected tax rate of approximately 40.0%. The provision for income taxes was $2.7 million for the first six months of 2009, based on an effective tax rate of approximately 34.8%, compared to $8.6 million for the same period last year, based on an effective tax rate of approximately 38.9%. The decrease in our effective tax rate is due to increased international activity, which is generally taxed at rates lower than our federal statutory rate.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the six months ended June 30, 2009 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of June 30, 2009, our working capital (current assets minus current liabilities) was $180.4 million as compared to $223.2 million as of December 31, 2008.

Net cash provided by operating activities in the first six months of 2009 was $52.2 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. . We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until after the project has been completed. Our construction contract revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first six months of 2009 was $13.3 million for capital expenditures. The two most significant capital projects incurring costs in the six month period were the installation of a new mill in our California facility and the preparation and installation of manufacturing equipment in the facility in Bossier City, Louisiana. Capital expenditures are expected to be approximately $5 to $8 million in the remainder of 2009.

Net cash used in financing activities in the first six months of 2009 was $38.9 million, which resulted primarily from net payments under the notes payable to financial institutions and the long term debt of $40.4 million and $4.3 million, respectively, which was generally provided for by operating activities.

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

Debt

We had the following significant components of debt at June 30, 2009: a $150.0 million credit agreement, under which $41.7 million was outstanding; $10.7 million of Series A Term Note, $7.5 million of Series B Term Notes, $8.5 million of Series C Term Notes and $3.9 million of Series D Term Notes.

There have been no changes to the scheduled maturities of the Series A Term Note, the Series B Term Notes, the Series C Term Notes, or the Series D Term Notes (together, the “Term Notes”) from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The Term Notes are collateralized by accounts receivable, inventory and certain machinery and equipment.

We also have stand-by letters of credit that total approximately $6.5 million as of June 30, 2009. The stand-by letters of credit relate to customer owned material and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

As of June 30, 2009, the credit agreement provided for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $150 million, with an option for the Company to increase that amount to $200 million, subject to lender approval. Borrowings under the credit agreement were secured by substantially all of the Company’s personal property.

The credit agreement expires on May 31, 2012. The balance outstanding under the credit agreement at June 30, 2009 bears interest at rates related to LIBOR plus 1.25% to 2.25%, or the lending institution’s prime rate, plus 0.00% to 0.75%. At June 30, 2009 we had $41.7 million outstanding under the credit facility bearing interest at a weighted average rate of 2.8%.

We had $9.6 million of capital leases outstanding at June 30, 2009, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.8%.

The credit agreement, the Term Notes and certain of our capital leases all require compliance with the following financial covenants: minimum consolidated tangible net worth, maximum consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, maximum consolidated senior debt to EBITDA, a minimum consolidated fixed charge coverage ratio and a minimum asset coverage ratio. These and other covenants included in our financing agreements impose certain requirements with respect to our financial condition and results of operations, and place restrictions on, among other things, our ability to incur certain additional indebtedness, to create liens or other encumbrances on assets and capital expenditures. A failure by us to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related indebtedness and acceleration of indebtedness under other instruments that include cross-acceleration or cross-default provisions. At June 30, 2009, we were not in violation of any of the covenants in our debt agreements, nor do we believe that it is reasonably likely that we will be in violation of our debt covenants in the near-term.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. For the six months ended June 30, 2009, there has been no material change in market risk factors.

Item 4. Controls and Procedures

As of June 30, 2009, the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

In the three months ended June 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on June 2, 2009. The following matter was submitted to shareholders for their consideration:

With respect to the nominees for director identified in the Company’s Proxy Statement, Brian W. Dunham received 8,280,925 votes and 114,210 votes were withheld, and Richard A. Roman received 8,167,472 votes and 227,663 votes were withheld.

The other directors whose terms of office continue after the annual meeting are: Michael C. Franson, Wayne B. Kingsley, Keith R. Larson and William R. Tagmyer.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between Northwest Pipe Company and Mellon Investors Services LLC, as Rights Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2009)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2009

NORTHWEST PIPE COMPANY

By:	/s/ BRIAN W. DUNHAM
Brian W. Dunham
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer (Principal Financial Officer)