Form 10-Q
period 2009-09-30
NORTHWEST PIPE CO
filed 2010-11-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,291,541
(Class)	(Shares outstanding at October 8, 2010)

NORTHWEST PIPE COMPANY

FORM 10-Q

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “September 2009 Form 10-Q”), Northwest Pipe Company is restating and updating to reflect the effects of the restatement on the previously issued condensed consolidated financial statements as of December 31, 2008 and for the three and nine months ended September 30, 2008 in Part I - Item 1, “Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both tabular and textual form as it relates to December 31, 2008 and the three and nine months ended September 30, 2008. References to the “Company,” “we,” “our” and “us” in this September 2009 Form 10-Q refer to Northwest Pipe Company together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Concurrent with the filing of this September 2009 Form 10-Q, we are filing our Annual Report on Form 10-K for the year ended December 31, 2009, which contains restated financial information as of December 31, 2008 and for the years ended December 31, 2008 and 2007. When we file our quarterly reports for the periods ended March 31, 2010 and June 30, 2010, we will also restate our financial information for the three months ended March 31, 2009 and the three and six months ended June 30, 2009, respectively. We do not plan to amend previously filed reports in connection with the restatement as we believe the expenditure of resources required to produce this information is not justified by any related benefit that would result. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in these concurrently filed reports.

Background of the Restatement and Extended Filing Delays

The filing of this September 2009 Form 10-Q has been delayed due to, among other things, the time required for the Audit Committee of our Board of Directors (the “Audit Committee”) to conduct an investigation, for us to review the issues identified in the Audit Committee investigation, and for us to restate our previously issued consolidated financial statements, data and related disclosures. As previously disclosed, the Audit Committee, with the assistance of independent professionals retained by the Audit Committee, has conducted an investigation of certain accounting matters, including certain revenue recognition practices. In addition, at the direction of the Audit Committee, we retained an external consulting firm to assist in performing certain related analyses of our accounting practices and previously issued consolidated financial statements.

As previously disclosed, based upon its consideration of the issues identified in the Audit Committee investigation and the related accounting analyses, and after discussions with management and our external consultants, the Audit Committee concluded that our previously issued consolidated financial statements contained material errors and should be restated. For further detail on the financial statement impacts and the adjustments made as a result of the restatement, please see Note 2 of the Condensed Consolidated Financial Statements in Part I - Item 1, “Financial Statements” of this report.

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Based upon our consideration of the issues identified in the Audit Committee investigation and our related accounting analyses, we have determined that certain material weaknesses in our internal controls existed as of September 30, 2009. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part I -Item 4, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008 As Restated
Assets
Current assets:
Cash and cash equivalents	$172	$90
Trade and other receivables, less allowance for doubtful accounts of $886 and $701	51,021	75,767
Costs and estimated earnings in excess of billings on uncompleted contracts	38,992	65,646
Inventories	79,172	96,296
Refundable income taxes	5,382	3,443
Deferred income taxes	20,709	17,998
Prepaid expenses and other	1,043	3,024

Total current assets	196,491	262,264
Property and equipment, net	176,364	163,567
Goodwill	21,451	21,451
Other assets	27,181	22,998

Total assets	$421,487	$470,280

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,556	829
Accounts payable	27,015	34,109
Accrued liabilities	11,483	11,108
Billings in excess of costs and estimated earnings on uncompleted contracts	12,564	18,119

Total current liabilities	60,332	69,879
Note payable to financial institution	28,463	82,065
Long-term debt, less current portion	24,929	29,215
Capital lease obligations, less current portion	24,117	3,164
Deferred income taxes	27,179	26,583
Pension and other long-term liabilities	8,377	6,870

Total liabilities	173,397	217,776
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,244,977 and 9,195,400 shares issued and outstanding	92	92
Additional paid-in-capital	106,825	106,129
Retained earnings	143,839	149,205
Accumulated other comprehensive loss	(2,666)	(2,922)

Total stockholders’ equity	248,090	252,504

Total liabilities and stockholders’ equity	$421,487	$470,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 As Restated	2009	2008 As Restated
Net sales	$61,377	$127,548	$213,786	$329,490
Cost of sales	63,645	101,758	205,223	270,786

Gross profit (loss)	(2,268)	25,790	8,563	58,704
Selling, general and administrative expense	5,170	7,129	14,519	20,340

Operating income (loss)	(7,438)	18,661	(5,956)	38,364
Other (income)/expense	238	29	(583)	(30)
Interest income	(147)	(8)	(410)	(18)
Interest expense	1,074	1,340	3,592	4,485

(Loss) income before income taxes	(8,603)	17,300	(8,555)	33,927
(Benefit) Provision for income taxes	(3,109)	6,570	(3,189)	13,074

Net (loss) income	$(5,494)	$10,730	$(5,366)	$20,853

Basic (loss) earnings per share	$(0.59)	$1.17	$(0.58)	$2.28

Diluted (loss) earnings per share	$(0.59)	$1.15	$(0.58)	$2.23

Shares used in per share calculations:
Basic	9,240	9,169	9,232	9,136

Diluted	9,240	9,370	9,232	9,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2009	2008 As Restated
Cash flows from operating activities:
Net (loss) income	$(5,366)	$20,853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,040	5,177
Amortization of intangible assets	89	89
Provision for doubtful accounts	185	(421)
Amortization of debt issuance costs	377	252
Deferred income taxes	(2,115)	(2,122)
Loss on disposal of property and equipment	974	3,452
Stock-based compensation expense	721	335
Tax benefit from stock option plans	(53)	967
Excess tax benefit from stock option plans	—	(756)
Changes in operating assets and liabilities:
Trade and other receivables, net	24,561	(25,110)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	21,099	10,211
Inventories	23,692	(36,047)
Refundable income taxes	(1,939)	1,272
Prepaid expenses and other	1,014	861
Accounts payable	(8,003)	16,224
Accrued and other liabilities	2,138	3,029

Net cash provided by (used in) operating activities	62,414	(1,734)

Cash flows from investing activities:
Additions to property and equipment	(17,963)	(17,746)
Other investing activities	(250)	—
Proceeds from the sale of property and equipment	61	8

Net cash used in investing activities	(18,152)	(17,738)

Cash flows from financing activities:
Proceeds from sale of common stock	28	2,080
Payments on long-term debt	(4,286)	(3,643)
Borrowings under note payable to financial institution	61,780	144,045
Payments on note payable to financial institution	(115,382)	(123,234)
Borrowings from capital lease obligations	14,767	—
Payments on capital lease obligations	(1,087)	(580)
Payments of debt issuance costs	—	(115)
Excess tax benefit from stock option plans	—	756

Net cash (used in) provided by financing activities	(44,180)	19,309

Change in cash and cash equivalents	82	(163)
Cash and cash equivalents, beginning of period	90	234

Cash and cash equivalents, end of period	$172	$71

Non-cash investing activities:
Escrow account related to capital lease financing	$10,000	$—
Accrued property and equipment purchases	4,205	1,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009 as presented in the Company’s 2009 Annual Report on Form 10-K filed concurrently with this report.

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the first nine months of 2009, the Company recorded purchases of property and equipment of $940,000, net of eliminations, and rental income, included in net sales, of $54,000 from NWPA. At September 30, 2009, intercompany balances with NWPA included a receivable of $0.6 million, primarily related to rental income, cash advances, and the provision of management services, and a payable of $1.3 million related to the purchases of the property and equipment.

2. Restatement of Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statement of operations for the three and nine months ended September 30, 2008 and its condensed consolidated statement of cash flows for the nine months ended September 30, 2008, and its condensed consolidated balance sheet at December 31, 2008, including the cumulative impact of corrected errors for periods prior to January 1, 2008.

Descriptions of the restatement adjustments recorded are as follows:

Timing of Revenue Recognition on Steel Costs Incurred. The Audit Committee investigation and related accounting analyses initially focused primarily on issues related to the Company’s application of the cost-to-cost percentage-of-completion revenue recognition methodology (the “Percentage-of-Completion Method”) in its Water Transmission segment. In the course of the Audit Committee investigation and the Company’s related accounting analyses, the Company, assisted by its external consultants, conducted a detailed analysis of the procedures and judgments applied by it in its historical method of applying the Percentage-of-Completion Method. The Audit Committee and the Company also engaged in extensive discussion of these matters with the Company’s external consultants and consulted with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”). Under the Company’s historical method of applying the Percentage-of-Completion Method, the cost of steel was recognized as a project cost at the time the cost was incurred, resulting in the recognition of revenue at that time. The Company has now determined that the cost of steel should not be recognized as a project cost when the cost is incurred but should be recognized as a project cost when the steel is introduced into the manufacturing process.

The adjustments required to correct this error delay the recognition of certain previously reported contract costs, net sales and net income, but have no impact on the aggregate amount of net sales or gross profit from each water transmission project that will ultimately be realized by the Company. The adjustments also affect certain previously reported current asset and liability balances, including inventory, cost and estimated earnings in excess of billings on uncompleted contracts (“CEEEB”) and billings in excess of costs and estimated earnings on uncompleted contracts (“BECEE”).

Allocation of Certain Overhead and Support Costs. After a detailed review of the procedures used in its method of allocating manufacturing overhead variances and support costs to Water Transmission projects and Tubular Products manufacturing, and extensive discussion of these matters with the Company’s external consultants, the Company determined that errors occurred in its method of allocating manufacturing overhead variances and indirect support costs to projects in the Company’s Water Transmission segment and inventory in the Tubular Products segment, as well as in related assumptions and judgments, including those regarding total estimated Water Transmission project costs. Primarily, manufacturing overhead variances and indirect support costs were not allocated to specific water transmission projects and were not properly relieved when projects were completed. The adjustments required to correct these errors have resulted in the reduction of net sales, gross profit, and net income and have also affected certain previously reported current asset and liability balances, including inventory, CEEEB and BECEE.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalization and Depreciation. Historically, the Company has capitalized and depreciated the costs related to certain major maintenance, improvement and renewal activities for property and equipment in its Water Transmission and Tubular Products manufacturing facilities. After conducting an analysis of the economic lives and depreciation methods used by the Company for these capitalized costs and engaging in extensive discussion of these matters with the Company’s external consultants, the Company determined that certain equipment carrying values were overstated and that there were errors in the determination of the economic lives and residual values of certain equipment. The adjustments required to correct these errors have resulted in the reduction of previously reported net income and of net property and equipment balances, and an increase in previously reported accumulated depreciation, depreciation expense and cost of sales.

Documentation of Contract Inception Dates. Historically, the Company began recognizing revenue on water transmission projects when, in management’s judgment, a contract had been formed with the customer and contract costs had been incurred. After a detailed review of contract documentation, the Company identified certain instances in which its documentation did not provide persuasive evidence that all contract contingencies had been satisfied prior to revenue recognition. The adjustments required to correct these errors delay the recognition of net sales, cost of sales, gross profit and net income, but have no impact on the aggregate amount of net sales or gross profit that will ultimately be realized by the Company on the affected water transmission projects.

Foreign Exchange. Historically, the Company did not properly account for foreign currency translation or the mark-to-market impact of derivative instruments. In addition, the effects of other restatement adjustments also necessitated additional foreign currency translation adjustments. The adjustments required to correct this error impact the recognition of certain net sales and net income. The adjustments also affect certain previously reported current asset and liability balances, including CEEEB and BECEE.

Other Errors and Reclassifications. Other errors were identified in the course of the Audit Committee investigation and the related accounting analyses including: (i) an error recording costs of a business re-engineering project; (ii) an error estimating the value of a vendor claim receivable; (iii) an error in the timing of recognizing a gain on insurance proceeds; (iv) an error in the timing of recording a customer claim payable; and (v) errors related to revenue recognition for customers that should have been accounted for using the units of delivery percentage of completion method instead of the cost-to-cost percentage of completion revenue recognition method. In addition, certain immaterial adjustments that were not made or reflected in the previously issued consolidated financial statements are corrected in the restated consolidated financial statements.

Certain prior year classification errors were also corrected in conjunction with the restatement. Net income was not affected by these classification errors, included in presentation corrections below. The presentation corrections in the following condensed consolidated statements of operations tables primarily relate to the transfer of certain selling, general and administrative costs to cost of sales and movement of foreign currency translation activity from cost of sales to net sales.

The nature of the restatement adjustments and presentation corrections and the impact on the Company’s previously reported condensed consolidated statement of operations for the three months ended September 30, 2008 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Three Months ended September 30, 2008	As Previously Reported	Presentation Corrections	Steel Cost Recognition	Allocation of Certain Overhead & Support Costs	Capitalization & Depreciation	Contract Inception	Foreign Exchange	Other	As Restated
Net sales	$123,425	$1,210	$365	$1,393	$—	$(20)	$1,144	$31	$127,548
Cost of sales	96,614	3,098	129	1,459	609	(28)	3	(126)	101,758

Gross profit	26,811	(1,888)	236	(66)	(609)	8	1,141	157	25,790
Selling, general and administrative	8,996	(1,975)	121	—	(13)	—	—	—	7,129

Operating income	17,815	87	115	(66)	(596)	8	1,141	157	18,661
Other expense	—	87	—	—	(63)	—	—	5	29
Interest income	—	(8)	—	—	—	—	—	—	(8)
Interest expense	1,332	8	—	—	—	—	—	—	1,340

Income before income taxes	16,483	—	115	(66)	(533)	8	1,141	152	17,300
Provision for income taxes	6,256	—	44	(25)	(205)	3	438	59	6,570

Net income	$10,227	$—	$71	$(41)	$(328)	$5	$703	$93	$10,730

Basic earnings per share	$1.12								$1.17

Diluted earnings per share	$1.09								$1.15

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The nature of the restatement adjustments and presentation corrections and the impact on the Company’s previously reported condensed consolidated statement of operations for the nine months ended September 30, 2008 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Nine Months ended September 30, 2008	As Previously Reported	Presentation Corrections	Steel Cost Recognition	Allocation of Certain Overhead & Support Costs	Capitalization & Depreciation	Contract Inception	Foreign Exchange	Other	As Restated
Net sales	$329,534	$2,773	$96	$(5,740)	$—	$(88)	$2,760	$155	$329,490
Cost of sales	260,320	8,568	(1,547)	1,998	1,861	(76)	6	(344)	270,786

Gross profit	69,214	(5,795)	1,643	(7,738)	(1,861)	(12)	2,754	499	58,704
Selling, general and administrative	26,242	(5,856)	(3)	—	(43)	—	—	—	20,340

Operating income	42,972	61	1,646	(7,738)	(1,818)	(12)	2,754	499	38,364
Other income	—	61	—	—	(94)	—	—	3	(30)
Interest income	—	(18)	—	—	—	—	—	—	(18)
Interest expense	4,467	18	—	—	—	—	—	—	4,485

Income before income taxes	38,505	—	1,646	(7,738)	(1,724)	(12)	2,754	496	33,927
Provision for income taxes	14,832	—	632	(2,973)	(662)	(4)	1,058	191	13,074

Net income	$23,673	$—	$1,014	$(4,765)	$(1,062)	$(8)	$1,696	$305	$20,853

Basic earnings per share	$2.59								$2.28

Diluted earnings per share	$2.53								$2.23

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2008. In addition to the statement of operations adjustments described above, certain balance sheet classification adjustments were also identified. The presentation corrections to the following consolidated balance sheet include the transfer of certain inventory balances to long term and the result of the cumulative impact of revenue adjustments which affected the ending CEEEB and BECEE positions of the underlying sales contracts. These balance sheet corrections are included in the adjustments columns below (in thousands):

		Restatement Adjustments
As of December 31, 2008	As Previously Reported	Presentation Corrections	Steel Recognition	Allocation of Certain Overhead & Support Costs	Capitalization & Depreciation	Contract Inception	Foreign Exchange	Other	As Restated
Assets
Current assets:
Cash and cash equivalents	$90	$—	$—	$—	$—	$—	$—	$—	$90
Trade and other receivables, net	75,923	—	513	—	—	—	(468)	(201)	75,767
Costs and estimated earnings in excess of billings on uncompleted contracts	106,234	10,099	(29,451)	(21,175)	—	(1,416)	1,713	(358)	65,646
Inventories	87,348	(12,043)	23,416	(3,925)	313	1,205	—	(18)	96,296
Refundable income taxes	3,412	—	—	—	—	—	—	31	3,443
Deferred income taxes	4,535	—	2,219	9,748	—	81	(481)	1,896	17,998
Prepaid expenses and other	4,489	—	—	—	—	—	—	(1,465)	3,024

Total current assets	282,031	(1,944)	(3,303)	(15,352)	313	(130)	764	(115)	262,264
Property and equipment, net	194,035	—	—	—	(30,468)	—	—	—	163,567
Goodwill	21,451	—	—	—	—	—	—	—	21,451
Other assets	11,917	12,043	—	—	—	—	—	(962)	22,998

Total assets	$509,434	$10,099	$(3,303)	$(15,352)	$(30,155)	$(130)	$764	$(1,077)	$470,280

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$—	$—	$—	$—	$—	$—	$—	$5,714
Current portion of capital lease obligations	829	—	—	—	—	—	—	—	829
Accounts payable	34,109	—	—	—	—	—	—	—	34,109
Accrued liabilities	10,111	—	87	97	—	—	—	813	11,108
Billings in excess of costs and estimated earnings on uncompleted contracts	8,020	10,099	—	—	—	—	—	—	18,119

Total current liabilities	58,783	10,099	87	97	—	—	—	813	69,879
Note payable to financial institution	82,065	—	—	—	—	—	—	—	82,065
Long-term debt, less current portion	29,215	—	—	—	—	—	—	—	29,215
Capital lease obligations, less current portion	3,164	—	—	—	—	—	—	—	3,164
Deferred income taxes	37,776	—	—	—	(11,663)	—	—	470	26,583
Pension and other long-term liabilities	6,870	—	—	—	—	—	—	—	6,870

Total liabilities	217,873	10,099	87	97	(11,663)	—	—	1,283	217,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—	—	—	—
Common stock	92	—	—	—	—	—	—	—	92
Additional paid-in-capital	106,129	—	—	—	—	—	—	—	106,129
Retained earnings	188,263	—	(3,390)	(15,449)	(18,492)	(130)	764	(2,361)	149,205
Accumulated other comprehensive loss	(2,923)	—	—	—	—	—	—	1	(2,922)

Total stockholders’ equity	291,561	—	(3,390)	(15,449)	(18,492)	(130)	764	(2,360)	252,504

Total liabilities and stockholders’ equity	$509,434	$10,099	$(3,303)	$(15,352)	$(30,155)	$(130)	$764	$(1,077)	$470,280

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments and presentation corrections on the Company’s previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2008. In addition, amounts have been corrected in the accompanying Consolidated Statements of Cash Flows to present borrowings and payments under the note payable to financial institution on a gross rather than a net basis and amounts for accrued property and equipment purchases have been presented as noncash transactions (in thousands):

	Nine Months Ended September 30, 2008
	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$23,673	$(2,820)	$20,853
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,743	1,434	5,177
Amortization of intangible assets	—	89	89
Provision for doubtful accounts	149	(570)	(421)
Amortization of debt issuance costs	252	—	252
Deferred income taxes	(251)	(1,871)	(2,122)
Loss on disposal of property and equipment	3,547	(95)	3,452
Stock based compensation expense	335	—	335
Tax benefit from stock option plans	965	2	967
Excess tax benefit from stock option plans	(756)	—	(756)
Changes in operating assets and liabilities:
Trade and other receivables	(25,180)	70	(25,110)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	7,554	2,657	10,211
Inventories	(37,197)	1,150	(36,047)
Refundable income taxes	1,273	(1)	1,272
Prepaid expenses and other	846	15	861
Accounts payable	15,520	704	16,224
Accrued and other liabilities	3,050	(21)	3,029

Net used in operating activities	(2,477)	743	(1,734)

Cash Flows From Investing Activities:
Additions to property and equipment	(17,003)	(743)	(17,746)
Proceeds from the sale of property and equipment	8	—	8

Net cash used in investing activities	(16,995)	(743)	(17,738)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	2,080	—	2,080
Payments on long-term debt	(3,643)	—	(3,643)
Net borrowings under note payable to financial institution	20,811	(20,811)	—
Borrowings under note payable to financial institution	—	144,045	144,045
Payments on note payable to financial institution	—	(123,234)	(123,234)
Payments on capital lease obligations	(580)	—	(580)
Payments of debt issuance costs	(115)	—	(115)
Excess tax benefit from stock option plans	756	—	756

Net cash provided by financing activities	19,309	—	19,309

Change in cash and cash equivalents	(163)	—	(163)
Cash and cash equivalents, beginning of period	234	—	234

Cash and cash equivalents, end of period	$71	$—	$71

Non-cash investing activity:
Accrued property and equipment purchases	$—	1,307	$1,307

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments on the Company’s previously reported segment information for the three and nine months ended September 30, 2008 (in thousands):

	Net Sales		Gross Profit
	Water Transmission	Tubular Products	Water Transmission	Tubular Products
Three months ended September 30, 2008
As previously reported	$77,512	$45,913	$14,261	$12,550
Restatement adjustments	4,122	1	349	(1,370)

As restated	$81,634	$45,914	$14,610	$11,180

Nine months ended September 30, 2008
As previously reported	$216,242	$113,292	$43,492	$25,722
Restatement adjustments	(44)	—	(8,094)	(2,416)

As restated	$216,198	$113,292	$35,398	$23,306

3. Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	September 30, 2009	December 31, 2008
	(in thousands)
Short-term inventories:
Finished goods	$15,158	$18,896
Raw materials	56,672	71,258
Work-in-process	4,990	3,732
Supplies	2,352	2,410

	79,172	96,296
Long-term inventories:
Finished goods	5,474	12,043

Total inventories	$84,646	$108,339

Long-term inventories are recorded in Other Assets. The lower of cost or market adjustment was $6.1 million at September 30, 2009 and $1.0 million at December 31, 2008.

4. Fair Value Measurements

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. Effective January 1, 2009, the accounting for fair value measurements also applies to nonrecurring nonfinancial assets and nonfinancial liabilities. The adoption of this guidance did not have a material impact on the financial statements presented herein.

The authoritative guidance establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists, such as internal financial forecasts). The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at September 30, 2009	Level 1	Level 2	Level 3
Description
Financial assets
Escrow account	$10,000	$10,000	$—	$—
Financial liabilities
Derivatives	$1,466	$—	$1,466	$—

	Balance at December 31, 2008	Level 1	Level 2	Level 3
Financial assets
Derivatives	$1,415	$—	$1,415	$—

5. Derivative Financial Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management; however, prior to June 30, 2009, they did not meet the conditions under the authoritative guidance to qualify for hedge accounting treatment. Beginning in the quarter ended September 30, 2009, the Company adopted cash flow hedge accounting treatment for qualifying derivative contracts entered into subsequent to June 30, 2009 under the authoritative guidance. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of September 30, 2009 and December 31, 2008, the total notional amount of the derivative contracts not designated as hedges was $10.0 million (CAD$10.7 million) and $17.0 million (CAD$20.8 million), respectively. As of September 30, 2009, the total notional amount of the derivative contracts designated as hedges was $15.1 million (CAD$16.2 million).

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and the derivatives are designated as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income (loss). If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

Though most Canadian forward contracts have maturities not longer than 12 months at September 30, 2009, two of the Company’s contracts with a total notional value of $3.8 million (CAD$4.1 million) have maturities greater than 12 months, with the greatest maturity being 36 months.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance sheet location and the fair values of derivative instruments are (in thousands):

	September 30, 2009	December 31, 2008
	(in thousands)
Foreign Currency Forward Contracts
Assets
Derivatives not designated as hedging instruments
Prepaid expenses and other	$—	$1,415

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$77	$—
Derivatives not designated as hedging instruments
Accrued liabilities	1,389	—

Total	$1,466	$—

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and nine months ended September 30, 2009 are (in thousands):

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging
Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(40)	Net sales	$31	Net sales	$(1)

For the three and nine months ended September 30, 2009, losses from the Company’s derivative contracts not designated as hedging instruments of $1.1 million and $3.0 million, respectively, were recognized in net sales. For the three and nine months ended September 30, 2008, losses from the Company’s derivative contracts not designated as hedging instruments of $1.0 million and $2.9 million, respectively, were recognized in net sales.

6. Commitments and Contingencies

Securities Litigation. On November 20, 2009, a complaint against the Company, captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL, was filed in the United States District Court for the Western District of Washington. The plaintiff is allegedly a purchaser of our stock. In addition to the Company, Brian W. Dunham, the Company’s former President and CEO, and Stephanie J. Welty, the Company’s current CFO, are named as defendants. The complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during the same period and seeks damages for losses caused by the alleged wrongdoing.

A similar complaint, captioned Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. Northwest Pipe Co. et al., No. C09-5791 RBL, was filed against the Company in the same court on December 22, 2009. In addition to the Company, Brian W. Dunham, Stephanie J. Welty and William R. Tagmyer, the Company’s current Chairman of the Board, are named as defendants in the Plumbers complaint. In the Plumbers complaint, as in the Richard complaint, the plaintiff is allegedly a purchaser of the Company’s stock and asserts that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during that period, and seeks damages for losses caused by the alleged wrongdoing.

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants do not need to respond to either of the two outstanding complaints, and that a consolidated amended complaint will be filed within 45 days of the Company having completed the filing of this September 2009 Form 10-Q and its 2009 Form 10-K with the SEC. The parties also have stipulated to a briefing schedule for motions to dismiss to be filed after the filing of a consolidated amended complaint. The Company intends to vigorously defend itself against these claims. This securities litigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this litigation.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On March 3, 2010, the Company was served with a derivative complaint, captioned Ruggles v. Dunham et al., No. C10-5129 RBL, and filed in the United States District Court for the Western District of Washington. The plaintiff in this action is allegedly a current shareholder of the Company’s. The Company is a nominal defendant in this litigation. Plaintiff seeks to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims is that defendants breached fiduciary duties to the Company by causing the Company to make improper statements between April 23, 2008 and August 7, 2009. Plaintiff seeks to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

The Company and the defendants have entered into an agreement with plaintiff in the Ruggles action. Pursuant to that agreement, neither the Company nor the defendants are required to respond to the current complaint. Plaintiffs may file an amended complaint within 60 days of the Company having completed the filing of its September 2009 Form 10-Q and its 2009 Form 10-K with the SEC. The parties have agreed on a briefing schedule for motions to dismiss to be filed after the filing of an amended complaint. It should also be noted that derivative claims by their nature do not seek to recover damages from us, but purport instead to seek to recover damages for the benefit of us. This litigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this litigation.

SEC Investigation. On March 8, 2010, the staff of the Enforcement Division of the SEC issued a formal order of investigation and a subpoena for the production of documents. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require as part of that resolution. Any action by the SEC or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees. The investigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this investigation.

Environmental Litigation. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and over 100 other parties have been notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of September 2010, more than 280 potentially responsible parties on and nearby the river have been asked to file information disclosure reports with the EPA. By agreement with the EPA, the ODEQ is charged with ensuring that all upland sites have “source control” to prevent future contamination to the river. A remedial investigation and feasibility study of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009. The feasibility study is underway and is expected to be completed by the LWG in 2011.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. On January 25, 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 84 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicate that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicates there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified a possible source of small amounts of polynuclear aromatic compounds and polychlorinated biphenyls and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of polynuclear aromatic compounds, polychlorinated biphenyls and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs in 2009 at a cost of $364,000. In addition, paving improvements were made at the Portland facility at a cost of $215,000. Total spending on environmental capital projects at the Portland facility was $603,000 in 2009. Based on National Pollutant Discharge

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Elimination System storm water sampling, the painting seems to have reduced the zinc in the storm water runoff. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. The Company is working with the City of Portland and the ODEQ to facilitate further soil and storm water source control measures.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ, but the Company expects their assessment will be coordinated with the remedial investigation and feasibility study work underway at the Portland Harbor Site. In 2009, the Trustees completed phase one of their three-phase NRDA. Phase one of the NRDA consisted of environmental studies to fill gaps in the information available from the EPA, and development of a framework for evaluating, quantifying and determining the extent of injuries to the natural resource and the resulting damages. Phase two of the NRDA began in 2010 and consists largely of implementing the framework developed in phase one.

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of September 30, 2009.

The Company operates under numerous governmental permits and licenses relating to air emissions, storm-water run-off and other environmental matters. In September and October of 2009 the Company received several notices of violation and notices to comply from the Mohave Desert Air Quality Management District (“District”) for violations of permitted particulate matter emissions limits and other violations at its Adelanto, California facility. The Company is negotiating with the District to settle these matters, and believes that resolution of these matters will not result in material adverse effects on its business, financial condition, results of operations or cash flows.

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

Guarantees. The Company has entered into certain stand-by letters of credit that total $6.5 million. The stand-by letters of credit relate to customer-owned raw materials and workers’ compensation insurance. See Note 13, “Subsequent Events” for additional information regarding guarantees.

7. Segment Information

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$46,997	$81,634	$161,266	$216,198
Tubular Products	14,380	45,914	52,520	113,292

Total	$61,377	$127,548	$213,786	$329,490

Gross profit (loss):
Water Transmission	$422	$14,610	$13,201	$35,398
Tubular Products	(2,690)	11,180	(4,638)	23,306

Total	$(2,268)	$25,790	$8,563	$58,704

8. Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units and performance awards. In addition, the Company has two inactive stock option plans, the 1995 Stock Option Plan for Nonemployee Directors and the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding.

The Company recognizes compensation cost as service is rendered based on the fair market value of share-based awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of sales	$51	$24	$118	$24
Selling, general and administrative expenses	271	262	603	311

Total	$322	$286	$721	$335

As of September 30, 2009 unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $1.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2009 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, January 1, 2009	262,471	$15.17
Options granted	—	—
Options exercised or exchanged	(49,368)	14.75
Options cancelled	—	—

Balance, September 30, 2009	213,103	15.26	1.89	$3,900

Exercisable, September 30, 2009	213,103	15.26	1.89	$3,900

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the nine months ended September 30, 2009 was $968,000.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of September 30, 2009 and changes during the nine months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2009	85,633	$53.14
Restricted stock units and performance awards granted	64,478	30.28
Restricted stock units and performance awards vested	(20,905)	53.14
Restricted stock units and performance awards cancelled	(1,719)	46.78

Unvested restricted stock units and performance awards at September 30, 2009	127,487	41.66

Restricted stock units (RSU’s) and performance stock awards (PSA’s) are measured at market value on the date of grant. RSU’s are service-based awards and generally vest equally over a three-year period. PSA’s are performance and service-based awards. PSA’s are awarded at the end of a three-year performance period, if certain performance objectives are met, and vest equally over a two-year period. The Company recognizes compensation expense related to the performance awards based on the probable outcome of the performance conditions.

9. Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, or foreign jurisdiction income tax examinations for years before 2004.

The Company had $1.5 million and $1.4 million of unrecognized tax benefits at September 30, 2009 and December 31, 2008, respectively, which would reduce the effective tax rate in a future period if recognized. The Company has reflected the net results from the expected settlement with the U.S. tax authorities in the analyses and reasonably expects the reserve to decrease by $1.2 million within the next twelve months due to settlements with the taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes at estimated effective tax rates of 36.1% and 37.3% for the three and nine months ended September 30, 2009, and 38.0% and 38.5% for the three and nine months ended September 30, 2008.

10. Comprehensive Income (Loss)

Comprehensive income (loss) is reconciled to net income for the three and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net (loss) income	$(5,494)	$10,730	$(5,366)	$20,853
Pension liability adjustment	328	—	328	—
Unrealized loss on cash flow derivatives	(72)	—	(72)	—

Total comprehensive (loss) income	$(5,238)	$10,730	$(5,110)	$20,853

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Earnings (Loss) per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the vesting of restricted stock units, performance awards and in the money options, provided in each case the effect is dilutive. Due to the net loss position for the three and nine months ended September 30, 2009, no securities were included in the computation of diluted net loss per share because the effect would be antidilutive. Incremental shares of 200,213 and 208,671 for the three and nine months ended September 30, 2008 were used in the calculations of diluted earnings per share. For the three and nine months ended September 30, 2008, none and 10,837, respectively, of options and restricted stock units were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive.

12. Recent Accounting and Reporting Developments

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition for multiple element arrangements. These amendments modify the criteria for recognizing revenue and require enhanced disclosures for multiple element-deliverable revenue arrangements. This guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance to eliminate the exception to consolidate a qualifying special-purpose entity, change the approach to determining the primary beneficiary of a variable interest entity and require companies to more frequently re-assess whether they must consolidate variable interest entities. Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance becomes effective for fiscal years beginning after November 15, 2009. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued authoritative guidance that will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, the new guidance eliminates the concept of a qualifying special-purpose entity. This guidance is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

13. Subsequent Events

Line of Credit Agreement, Long-Term Debt Agreement and Leases

Subsequent to September 30, 2009, the Company entered into amendments to its Amended and Restated Credit Agreement and Amended and Restated Note Purchase and Private Shelf Agreement. A summary of the amendments is as follows:

•

Limited the availability under the Amended and Restated Credit Agreement to $110.0 million until the Company delivers to the lenders its financial statements and Compliance Certificate for the period ended September 30, 2010, after which the availability will be limited to $117.5 million. Upon delivery of the March 31, 2011 Compliance Certificate, availability will increase to $125 million;

•	Set the interest rates charged on outstanding balances under the line of credit at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%;

•

Increased the interest rates charged on outstanding balances of the long-term debt agreements by 2.00% until the Company delivers its financial statements, related Officer’s Certificate for the most recent fiscal period and the Company’s Consolidated Total Leverage Ratio is less than 4.50:1.00. At such time the rate will decrease by 0.25%;

•

Waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 and the quarters ended March 31 and June 30, 2010, and made certain changes in the definition, method of calculation and amounts of certain covenants;

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

Extended the dates by which the Company is required to deliver to the lenders audited financial statements prepared in accordance with generally accepted accounting principles for the year ended December 31, 2009, and unaudited condensed consolidated financial statements for the quarter ended March 31, 2010 and the quarter ended June 30, 2010;

•	Designated the delisting of the Company’s common stock from trading on the Nasdaq Stock Market as an event of default; and

•	Required the Company to deliver to the lenders certain cash flow forecasts and a revised financial projection model and business plan.

Guarantees

As a result of the Company’s delayed SEC filings and its previous inability to provide audited financial statements as of December 31, 2009 to its suppliers, certain suppliers requested the Company to post standby letters of credit totaling $10.0 million as of September 30, 2010 to cover its purchase amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2009 Form 10-K and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Restatement of Previously Issued Financial Statements

As previously disclosed, the Audit Committee, with the assistance of independent professionals retained by the Audit Committee, has conducted an investigation of certain accounting matters, including certain revenue recognition practices. In addition, at the direction of the Audit Committee, we retained an external consulting firm to assist in performing certain related analyses of our accounting practices and previously issued consolidated financial statements. Based upon its consideration of the issues identified in the Audit Committee investigation and the related accounting analyses, and after discussions with management, the Audit Committee concluded that our previously issued consolidated financial statements contained material errors and should be restated.

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the three and nine months ended September 30, 2008 has been updated to reflect the effects of the restatement described in Note 2 of the Condensed Consolidated Financial Statements in Part I - Item 1, “Financial Statements.”

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced in the following manufacturing facilities strategically located across the United States and Mexico: Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah and Monterrey, Mexico. The operations of the Pleasant Grove, Utah facility were temporarily suspended in February 2009 and restarted in June 2010. We have also invested in Northwest Pipe Asia, located in Singapore. Northwest Pipe Asia has established temporary operations in Batam, Indonesia to produce structural piling to be supplied to a construction project in Singapore. Our Water Transmission Group accounted for approximately 75% of net sales in the first nine months of 2009.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independent of each other.

We operate our water transmission business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near-term, we expect strained municipal budgets will impact the Water Transmission Group.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make energy pipe, standard pipe, structural pipe, and traffic signpost systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. In 2009, the tubular products industry experienced an oversaturation of imported pipe and a collapse of natural gas prices in a very short time frame. In addition, non-residential construction declined. These factors had a severe negative impact on all of our tubular products. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 25% of net sales in the first nine months of 2009.

Purchased steel represents a substantial portion of our cost of sales, and our changes in our selling prices often correlate directly to changes in steel costs. This correlation is the greatest in our Tubular Products Group. Tubular products’ margins are highly sensitive to changes in steel costs, although the amounts of margins are also influenced by the current level of demand in the marketplace.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, filed concurrently with this report.

Recent Accounting Pronouncements

See Note 12 of the Condensed Consolidated Financial Statements in Part I – Item I of this report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales
Water Transmission	76.6%	64.0%	75.4%	65.6%
Tubular Products	23.4	36.0	24.6	34.4

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	103.7	79.8	96.0	82.2

Gross profit (loss)	(3.7)	20.2	4.0	17.8
Selling, general and administrative expense	8.4	5.6	6.8	6.2

Operating income (loss)	(12.1)	14.6	(2.8)	11.6
Other (income) expense	0.4	—	(0.3)	—
Interest income	(0.2)	—	(0.2)	—
Interest expense	1.7	1.0	1.7	1.3

Income (loss) before income taxes	(14.0)	13.6	(4.0)	10.3
(Benefit) Provision for income taxes	(5.0)	5.2	(1.5)	4.0

Net income (loss)	(9.0)%	8.4%	(2.5)%	6.3%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission	0.9%	17.9%	8.2%	16.4%
Tubular Products	(18.7)	24.3	(8.8)	20.6

Three Months and Nine Months Ended September 30, 2009 Compared to Three Months and Nine Months Ended September 30, 2008

Net Sales. Net sales decreased 51.9% to $61.4 million for the third quarter of 2009 compared to $127.5 million for the third quarter of 2008, and decreased 35.1% to $213.8 million in the first nine months of 2009 from $329.5 million in the first nine months of 2008.

Water Transmission sales decreased 42.4% to $47.0 million in the third quarter of 2009 from $81.6 million in the third quarter of 2008 and decreased 25.4% to $161.3 million in the first nine months of 2009 from $216.2 million in the first nine months of 2008. The decline in net sales was due to a decrease in tons produced and a decrease in the selling price per ton. Tons produced declined 13% in the third quarter of 2009 from the third quarter of 2008 and 17% in the first nine months of 2009 from the first nine months of 2008. Selling price per ton decreased 34% in the third quarter 2009 from the third quarter 2008 and 11% in the first nine months of 2009 from the first nine months of 2008. The decrease in volume was due to reduced demand for production of industrial and water transmission projects. The decrease in selling prices per ton was due to more aggressive bidding activity in 2009 resulting from reduced demand, as well as a decline in steel prices. Lower steel costs generally lead to lower contract values. Steel prices are discussed further in the gross profit analysis. Bidding activity, backlog and sales resulting from the award of new projects, or the production of current projects, may vary significantly from period to period.

Tubular Products sales decreased 68.7% to $14.4 million in the third quarter of 2009 from $45.9 million in the third quarter of 2008 and decreased 53.6% from $113.3 million in the first nine months of 2008 to $52.5 million in the first nine months of 2009. The sales decrease was due to a decrease in tons sold and a decline in selling price per ton as all tubular product lines were negatively impacted in 2009. The most significant reductions in demand were the result of decreases in natural gas drilling operations and lower residential and commercial construction activity. Approximately 93.0% of the total decrease in net sales in the third quarter of 2009 from the third quarter of 2008 was attributable to our three largest product lines, with energy pipe, standard pipe and structural pipe product lines comprising 60%, 20% and 13% of the decrease, respectively. We sold 89% fewer tons of energy pipe products and our selling price per ton decreased 47% in the third quarter of 2009 compared to the third quarter of 2008. Standard pipe sales volumes decreased 37% and our selling price per ton decreased 38% in the third quarter of 2009 as compared to the third quarter of 2008. Our structural pipe net sales decline was due to a 51% decrease in selling price per ton, which was partially offset by a 2% increase in volume in the third quarter of 2009 as compared to the third quarter of 2008.

Approximately 94.0% of the total decrease in Tubular Products net sales in the first nine months of 2009 from the first nine months of 2008 was attributable to our three largest product lines, with energy pipe, standard pipe and structural pipe product lines comprising 42%, 36% and 16% of the decrease, respectively. Our energy pipe net sales decline was due to a 79% volume decrease, which was partially offset by a 28% increase in selling price per ton in the first nine months of 2009 as compared to the first nine months of 2008. Standard pipe sales volumes decreased 54% and our selling price per ton decreased 19% in the first nine months of 2009 as compared to the same period in 2008. Our structural pipe sales volume decreased 23% and the selling price per ton declined 22% in the first nine months of 2009 as compared to the first nine months of 2008.

During the three and nine months ended September 30, 2009 and the nine months ended September 30, 2008, no single customer accounted for 10% or more of net sales. During the three months ended September 30, 2008, one customer accounted for 10.2% of net sales.

Gross Profit. Gross profit (loss) decreased 108.8% to a loss of $2.3 million (-3.7% of total net sales) in the third quarter of 2009 from $25.8 million (20.2% of total net sales) in the third quarter of 2008 and decreased 85.4% from $58.7 million (17.8% of total net sales) in the first nine months of 2008 to $8.6 million (4.0% of total net sales) in the first nine months of 2009.

Water Transmission gross profit decreased $14.2 million, or 97.1%, to $0.4 million (0.9% of segment net sales) in the third quarter of 2009 from $14.6 million (17.9% of segment net sales) in the third quarter of 2008 and decreased $22.2 million, or 62.7%, from $35.4 million (16.4% of segment net sales) in the first nine months of 2008 to $13.2 million (8.2% of segment net sales) in the first nine months of 2009. The drop in gross profit from the prior year was due to more aggressive bidding activity leading to lower selling prices per ton, as well as a reduction in tons produced in 2009 as compared to 2008. In addition, we incurred fixed production costs which we were unable to absorb due to the decreased total project volume of approximately 13% in the third quarter of 2009 as compared to the prior year and approximately 17% in the first nine months of 2009 as compared to the same period in 2008.

Our Water Transmission materials cost decreased in the third quarter of 2009 by approximately 38% from the third quarter of 2008 due to a decline of approximately 28% in our materials cost per ton including steel. In the first nine months of 2009, our water transmission materials cost declined approximately 24% from the same period in 2008 due to a 9% decline in our materials cost per ton including steel and the decreased volumes discussed above. Our inventory values for Water Transmission products reflect a lower of cost or market expense of $3.2 million in the third quarter of 2009; $4.1 million was reserved as of September 30, 2009. We anticipate gross margins to remain at reduced levels through 2010, as the lower-margin projects awarded in 2009 flow through the income statement in subsequent periods.

Gross profit (loss) from Tubular Products decreased 124.1% to a loss of $2.7 million (-18.7% of segment net sales) in the third quarter of 2009 from $11.2 million (24.3% of segment net sales) in the third quarter of 2008 and decreased 119.9% to a loss of $4.6 million (-8.8% of segment net sales) in the first nine months of 2009 from a profit of $23.3 million (20.6% of segment net sales) in the first nine months of 2008. As noted above, demand for our tubular products decreased significantly, particularly for our energy products which sustained a 94% reduction in sales in the third quarter of 2009 as compared to the prior year and a reduction of 73% in sales in the first nine months of 2009 as compared to the same period in 2008. The significant decrease in volume contributed to the loss in the third quarter of 2009 and first nine months of 2009, as the market conditions led to reduced production and our inability to fully cover our fixed costs. This was partially offset by decreased steel costs per ton of 49% in the third quarter of 2009 compared to the third quarter of 2008 and decreased steel costs per ton of 30% in the first nine months of 2009 compared to the same period in 2008. In addition, our inventory values for Tubular products reflect a lower of cost or market expense of $2.0 million in the third quarter of 2009; $2.1 million was reserved as of September 30, 2009. Unlike our Water Transmission segment, contracts for our tubular products are able to be fulfilled in a relatively short time frame, typically within one to three months. Therefore, price changes are usually more quickly reflected in sales prices and gross profit of our Tubular Products segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $5.2 million (8.4% of total net sales) in the third quarter of 2009 from $7.1 million (5.6% of total net sales) in the third quarter of 2008 and decreased to $14.5 million (6.8% of total net sales) in the first nine months of 2009 from $20.3 million (6.2% of total net sales) in the first nine months of 2008. The decrease of $1.9 million in the third quarter of 2009 as compared to the prior year consisted primarily of a decrease of $0.7 million in wages and bonus expense as a result of weaker financial performance, a decrease of $0.3 million in commission expense, and a decrease of approximately $0.6 million in professional fees, travel and entertainment and other administration expenses as a result of cost containment measures. The decrease of $5.8 million in the first nine months of 2009 as compared to the first nine months of 2008 was due primarily to a decrease of $1.5 million in wages and bonus expense as a result of weaker financial performance, a decrease of $0.5 million in commission expense, a decrease of $0.6 million related to retirements of assets, and a decrease of approximately $2.2 million in professional fees, travel and entertainment, outside services and other administration expenses as a result of cost containment measures.

Interest Expense. Interest expense decreased to $1.1 million in the third quarter of 2009 from $1.3 million in the third quarter of 2008 and decreased to $3.6 million in the first nine months of 2009 from $4.5 million in the first nine months of 2008. The decrease in the expense compared to the same periods last year was a result of lower average borrowings at a lower average interest rate.

Income Taxes. Our effective tax rate was 36.1% and 37.3% for the three and nine months ended September 30, 2009, respectively, compared to effective tax rates of 38.0% and 38.5%, respectively, for the same periods last year.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2009 is presented in our condensed consolidated statements of cash flows contained in this September 2009 Form 10-Q, and is further discussed below.

As of September 30, 2009, our working capital (current assets minus current liabilities) was $136.2 million as compared to $192.4 million as of December 31, 2008.

Net cash provided by operating activities in the first nine months of 2009 was $62.4 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first nine months of 2009 was $18.2 million, primarily due to capital expenditures of $18.0 million. The most significant capital projects incurring costs in the nine month period were the installation of a new mill in our California facility, and the preparation and installation of manufacturing equipment in the facility in Bossier City, Louisiana.

Net cash used in financing activities in the first nine months of 2009 was $44.2 million, which resulted primarily from net payments under the notes payable to financial institutions and the long term debt of $53.6 million and $4.3 million, respectively, which was partially offset by borrowings under capital lease obligations of $14.8 million.

We anticipate that our existing cash and cash equivalents, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2010. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, capital and operating leases, convertible notes and equity offerings, if such resources are available. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transaction, if consummated, may use a portion of our working capital or necessitate additional bank borrowings, other forms of debt or an equity offering.

Line of Credit and Long-Term Debt

We had the following significant components of debt at September 30, 2009: a $150.0 million Credit Agreement, under which $28.5 million was outstanding; $10.7 million of Series A Term Note, $7.5 million of Series B Term Notes, $8.5 million of Series C Term Notes and $3.9 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 1.25% to 2.25%, or the lending institution’s prime rate, plus 0.00% to 0.75%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

At September 30, 2009, we had $28.5 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 2.37%. At September 30, 2009, we had an additional net borrowing capacity under the credit facility of $115.0 million.

The Series A Term Note in the principal amount of $10.7 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 8.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $7.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 8.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the

principal amount of $8.5 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 7.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $3.9 million mature on January 24, 2015 and require annual payments in the amount of $645,000 plus interest of 7.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had $27.7 million of capital leases outstanding at September 30, 2009, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.9%.

Our capital lease outstanding as of September 30, 2009 consisted of an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and will be released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of September 30, 2009, $10.0 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our credit agreement.

The Credit Agreement, the Term Notes and certain of our capital leases place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Term Notes, and certain of our capital leases require us to be in compliance with certain financial covenants. Our 2009 operating results led us to commence discussions in the fourth quarter of 2009 with our bank creditors to obtain waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010. As a result of these discussions, covenant waivers were obtained and we entered into amendments to our Amended and Restated Credit Agreement and Amended and Restated Note Purchase and Private Shelf Agreement as described in Note 13, “Subsequent Events” in Part I - Item 1, “Financial Statements.”

The amendments changed the definition, method of application and amounts of the covenants related to the Consolidated Fixed Charge Coverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Total Leverage Ratio, Consolidated Tangible Net Worth, Asset Coverage Ratio, Minimum Consolidated EBITDA, and Maximum Consolidated Rental and Operating Lease Expense. As we were granted waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010, these amended financial covenants will be calculated as of September 30, 2010. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our amended covenants in 2010.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed concurrently with this report.

Item 4.	Controls and Procedures

Audit Committee Investigation and Restatement

As previously disclosed in public filings, the Audit Committee, with the assistance of independent professionals retained by the Audit Committee, conducted an investigation of certain accounting matters, including certain revenue recognition practices. In addition, at the direction of the Audit Committee, an external consulting firm was retained to assist in performing certain related analyses of our accounting practices and previously issued consolidated financial statements.

Based upon consideration of the issues identified in the Audit Committee investigation and the related accounting analyses, and after discussions with management, the Audit Committee concluded that our previously issued consolidated financial statements contained material errors and should be restated. We also identified material weaknesses in internal control over financial reporting for such periods.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this September 2009 Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Material Weakness in Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting described in our 2009 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2009:

•

We did not maintain an effective control environment, which is necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the Company’s financial reporting requirements, and (ii) insufficient number of personnel appropriately qualified to perform an appropriately detailed review of the accounting for nonroutine transactions, which resulted in erroneous or unsupported judgments regarding the proper application of GAAP. This control environment weakness also contributed to the additional material weaknesses described below.

•

We did not have effective controls to ensure regular validation of management assumptions used in certain of our accounting estimates. Specifically, the Company did not have sufficient controls in place to ensure that the assumptions included in our method of allocating manufacturing overhead variances and indirect support costs to projects in our Water Transmission segment were properly supported by underlying verifiable data.

•

We did not have effective controls to ensure that the Company maintained complete and accurate business documentation to support certain revenue, property and equipment, foreign exchange and vendor claim transactions, including related assumptions and estimates.

•

We did not have effective controls over certain accounting system calculations in response to changes in assumptions regarding property and equipment and other items. Specifically, the Company did not have sufficient controls in place to properly identify and validate the changes in assumptions underlying the calculations.

•

We did not have effective controls over certain spreadsheets. Specifically, the Company did not have sufficient review procedures in place to ensure an accurate preparation of spreadsheets used to support the calculation of steel inventory value and standard to actual cost adjustments within the Tubular Products segment.

•

We did not have effective controls over our cash flow statements. Specifically, we did not have proper preparation and review procedures in place to ensure an accurate preparation of our consolidated statements of cash flows as required by GAAP.

•

We did not have effective controls to ensure timely internal notification of business transactions and decisions requiring accounting entries. Specifically, our sales and human resources teams and plant personnel did not communicate to our accounting staff all of the information necessary to make accurate accounting determinations for certain accounts receivable and accrued liability balances.

The material weaknesses described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in a material misstatement in our annual or interim consolidated financial statements.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2009.

Subsequent to August 31, 2010, we are developing a remediation plan (the “Remediation Plan”) to address the material weaknesses for each of the affected areas presented above. The Remediation Plan will ensure that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•

Define and assess each control deficiency: ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency. This work is underway for all identified areas;

•

Design and evaluate a remediation action for each control deficiency for each affected area: validate or improve the related policy and procedures; evaluate skills of the process owners with regards to the policy and adjust as required. The Remediation Plan will require an assessment of all control failures; we expect that many of the recent improvements will provide an appropriate starting point for the specific action plans;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls; and,

•	Management review and acceptance of completion of the remediation effort.

Additionally, we are evaluating and enhancing our entity level controls as part of our Remediation Plan. The following are steps we have taken in this process:

•	In March 2010, our Board of Directors appointed a new Chief Executive Officer, and in August 2010, we hired a Director of Compliance and Controls to direct our remediation efforts.

•	In August 2010, our Board of Directors elected a new, independent member to join the Board of Directors.

•

We have implemented a new sub-certification process with our management group in order to demonstrate a clear commitment to corporate integrity and compliance and a duty to report financial irregularities.

•

We have undertaken an effort to enhance existing and adopt new, written policies and procedures; specifically, we have focused on our cost-to-cost percentage-of-completion revenue recognition method to describe more clearly our guiding principles related to the accounting for our Water Transmission contracts.

The Remediation Plan will be administered by our Director of Compliance and Controls and will involve key leaders from across the organization, including the CEO and CFO. Each specific area of action within the Remediation Plan will be assigned an owner who will coordinate the resources required for timely completion of the remediation activities. The Director of Compliance and Controls will report quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

Part II – Other Information

Item 1.	Legal Proceedings

Information required by this Item 1 is contained in Note 6 to the Condensed Consolidated Financial Statements, Part I - Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There were no material changes in the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed concurrently with this report.

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

Dated: November 4, 2010

NORTHWEST PIPE COMPANY

By:	/S/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/S/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer (Principal Financial Officer)