Form 10-Q
period 2010-03-31
NORTHWEST PIPE CO
filed 2010-11-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

NORTHWEST PIPE COMPANY

FORM 10-Q

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “March 2010 Form 10-Q”), Northwest Pipe Company is restating and updating to reflect the effects of the restatement on the Company’s previously issued condensed consolidated financial statements for the three months ended March 31, 2009 in Part I - Item 1, “Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both tabular and textual form as it relates to the three months ended March 31, 2009. References to the “Company,” “we,” “our” and “us” in this March 2010 Form 10-Q refer to Northwest Pipe Company together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Concurrent with the filing of this March 2010 Form 10-Q, we are filing our Annual Report on Form 10-K for the year ended December 31, 2009, which contains restated financial information as of December 31, 2008 and for the years ended December 31, 2008 and 2007. In filing this March 2010 Form 10-Q for the period ended March 31, 2010, we are also restating our financial information for the three months ended March 31, 2009. We do not plan to amend previously filed reports in connection with the restatement as we believe the expenditure of resources required to produce this information is not justified by any related benefit that would result. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in these concurrently filed reports.

Background of the Restatement and Extended Filing Delays

The filing of this March 2010 Form 10-Q has been delayed due to, among other things, the time required for the Audit Committee of our Board of Directors (the “Audit Committee”) to conduct an investigation, for us to review the issues identified in the Audit Committee investigation, and for us to restate our previously issued consolidated financial statements, data and related disclosures. As previously disclosed, the Audit Committee, with the assistance of independent professionals retained by the Audit Committee, has conducted an investigation of certain accounting matters, including certain revenue recognition practices. In addition, at the direction of the Audit Committee, we retained an external consulting firm to assist in performing certain related analyses of our accounting practices and previously issued consolidated financial statements.

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

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Based upon our consideration of the issues identified in the Audit Committee investigation and our related accounting analyses, we have determined that certain material weaknesses in our internal controls existed as of March 31, 2010. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part I - Item 4, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$18	$31
Trade and other receivables, less allowance for doubtful accounts of $402 and $793	50,539	38,733
Costs and estimated earnings in excess of billings on uncompleted contracts	43,915	37,509
Inventories	80,600	74,866
Refundable income taxes	6,034	7,029
Deferred income taxes	19,116	19,287
Prepaid expenses and other	1,936	2,350

Total current assets	202,158	179,805
Property and equipment, net	165,243	163,432
Goodwill	21,451	21,451
Other assets	27,407	26,549

Total assets	$416,259	$391,237

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	575	408
Accounts payable	32,225	30,039
Accrued liabilities	12,691	11,630
Billings in excess of costs and estimated earnings on uncompleted contracts	7,796	9,670

Total current liabilities	59,001	57,461
Note payable to financial institution	44,572	19,403
Long-term debt, less current portion	20,714	23,501
Capital lease obligations, less current portion	8,552	8,818
Deferred income taxes	27,641	27,687
Pension and other long-term liabilities	8,122	8,068

Total liabilities	168,602	144,938

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,256,307 and 9,244,977 shares issued and outstanding	93	92
Additional paid-in-capital	107,156	106,869
Retained earnings	142,984	141,928
Accumulated other comprehensive loss	(2,576)	(2,590)

Total stockholders’ equity	247,657	246,299

Total liabilities and stockholders’ equity	$416,259	$391,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009 As Restated
Net sales	$80,382	$84,230
Cost of sales	71,285	75,807

Gross profit	9,097	8,423
Selling, general and administrative expense	6,645	5,248

Operating income	2,452	3,175
Other income	(655)	(436)
Interest income	(231)	(127)
Interest expense	1,342	1,353

Income before income taxes	1,996	2,385
Provision for income taxes	940	998

Net income	$1,056	$1,387

Basic earnings per share	$0.11	$0.15

Diluted earnings per share	$0.11	$0.15

Shares used in per share calculations:
Basic	9,249	9,219

Diluted	9,342	9,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009 As Restated
Cash Flows From Operating Activities:
Net income	$1,056	$1,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,762	1,710
Amortization of intangible assets	30	30
Provision for doubtful accounts	(391)	376
Amortization of debt issuance costs	225	126
Deferred income taxes	125	1,276
Loss on disposal of property and equipment	10	227
Stock based compensation expense	493	423
Tax benefit from stock option plans	(122)	14
Changes in operating assets and liabilities:
Trade and other receivables, net	(11,415)	18,889
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,280)	526
Inventories	(5,791)	15,286
Refundable income taxes	995	(1,389)
Prepaid expenses and other assets	(230)	(1,013)
Accounts payable	4,603	(7,251)
Accrued and other liabilities	1,128	1,562

Net cash (used in) provided by operating activities	(15,802)	32,179

Cash Flows From Investing Activities:
Additions to property and equipment	(6,067)	(6,122)
Other investing activities	(537)	—
Proceeds from the sale of property and equipment	19	1

Net cash used in investing activities	(6,585)	(6,121)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	117
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(83)	—
Payments on long-term debt	(2,786)	(2,787)
Borrowings under note payable to financial institution	56,714	24,872
Payments on note payable to financial institution	(31,545)	(48,043)
Borrowings from capital lease obligations	1,561	—
Payments on capital lease obligations	(99)	(203)
Payments of debt issuance costs	(1,388)	—

Net cash provided by (used in) financing activities	22,374	(26,044)

Change in cash and cash equivalents	(13)	14
Cash and cash equivalents, beginning of period	31	90

Cash and cash equivalents, end of period	$18	$104

Non-cash investing activities:
Escrow account related to capital lease financing	$4,030	$—
Accrued property and equipment purchases	1,287	2,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2009 is derived from the audited consolidated financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009, as presented in the Company’s 2009 Annual Report on Form 10-K.

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the first quarter of 2010, the Company recorded purchases of property and equipment of $705,000, net of eliminations, and rental income, included in net sales, of $140,000 from NWPA. At March 31, 2010, intercompany balances with NWPA included a receivable of $1.7 million, primarily related to rental income, cash advances, and the provision of management services, and a payable of $0.4 million related to the purchases of the property and equipment.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.

2. Restatement of Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statement of operations and its condensed consolidated statement of cash flows for the three months ended March 31, 2009.

Descriptions of the restatement adjustments recorded are as follows:

Timing of Revenue Recognition on Steel Costs Incurred. The Audit Committee investigation and related accounting analyses initially focused primarily on issues related to the Company’s application of the cost-to-cost percentage-of-completion revenue recognition methodology (the “Percentage-of-Completion Method”) in the Water Transmission segment. In the course of the Audit Committee investigation and the Company’s related accounting analyses, the Company, assisted by its external consultants, conducted a detailed analysis of the procedures and judgments applied by it in its historical method of applying the Percentage-of-Completion Method. The Audit Committee and the Company also engaged in extensive discussion of these matters with the Company’s external consultants and consulted with the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”). Under the Company’s historical method of applying the Percentage-of-Completion Method, the cost of steel was recognized as a project cost at the time the cost was incurred, resulting in the recognition of revenue at that time. The Company has now determined that the cost of steel should not be recognized as a project cost when the cost is incurred, but should be recognized as a project cost when the steel is introduced into the manufacturing process.

The adjustments required to correct this error delay the recognition of certain previously reported contract costs, net sales and net income, but have no impact on the aggregate amount of net sales or gross profit from each water transmission project that will ultimately be realized by the Company.

Allocation of Certain Overhead and Support Costs. After a detailed review of the procedures used in its method of allocating manufacturing overhead variances and support costs to Water Transmission projects and Tubular Products manufacturing, and extensive discussion of these matters with the Company’s external consultants, the Company determined that errors occurred in its method of allocating manufacturing overhead variances and indirect support costs to projects in the Company’s Water Transmission segment and inventory in the Tubular Products segment, as well as in related assumptions and judgments, including those regarding total estimated Water Transmission project costs. Primarily, manufacturing overhead variances and indirect support costs were not allocated to specific water transmission projects and were not properly relieved when projects were completed. The adjustments required to correct these errors have resulted in the reduction of net sales, gross profit and net income.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Capitalization and Depreciation. Historically, the Company has capitalized and depreciated the costs related to certain major maintenance, improvement and renewal activities for property and equipment in its Water Transmission and Tubular Products manufacturing facilities. After conducting an analysis of the economic lives and depreciation methods used by the Company for these capitalized costs and engaging in extensive discussion of these matters with the Company’s external consultants, the Company determined that certain equipment carrying values were overstated and that there were errors in the determination of the economic lives and residual values of certain equipment. The adjustments required to correct these errors have resulted in the reduction of previously reported net income and an increase in previously reported depreciation expense and cost of sales.

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

Other Errors. Other errors were identified in the course of the Audit Committee investigation and the related accounting analyses including: (i) an error recording costs of a business re-engineering project; (ii) an error estimating the value of a vendor claim receivable; (iii) an error in the timing of recognizing a gain on insurance proceeds; (iv) an error in the timing of recording a customer claim payable; and (v) errors related to revenue recognition for customers that should have been accounted for using the units of delivery percentage of completion method instead of the cost-to-cost percentage of completion revenue recognition method. In addition, certain immaterial adjustments that were not made or reflected in the previously issued consolidated financial statements are corrected in the restated consolidated financial statements.

Certain prior year classification errors were also corrected in conjunction with the restatement. Net income was not affected by these classification errors, included in presentation corrections below. The presentation corrections in the following condensed consolidated statements of operations tables primarily relate to the transfer of certain selling, general and administrative costs to cost of sales.

The nature of the restatement adjustments and presentation corrections and the impact on the Company’s previously reported condensed consolidated statement of operations for the three months ended March 31, 2009 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Three Months ended March 31, 2009	As Previously Reported	Presentation Corrections	Steel Recognition	Allocation of Certain Overhead & Support Costs	Capitalization & Depreciation	Contract Inception	Foreign Exchange	Other	As Restated
Net sales	$81,403	$—	$3,028	$(375)	$—	$1,416	$(1,000)	$(242)	$84,230
Cost of sales	68,666	2,309	1,568	1,553	326	1,205	—	180	75,807

Gross profit	12,737	(2,309)	1,460	(1,928)	(326)	211	(1,000)	(422)	8,423
Selling, general and administrative expense	7,245	(1,988)	4	—	(13)	—	—	—	5,248

Operating income	5,492	(321)	1,456	(1,928)	(313)	211	(1,000)	(422)	3,175
Other income	—	(321)	—	—	(2)	—	—	(113)	(436)
Interest income	—	(127)	—	—	—	—	—	—	(127)
Interest expense	1,226	127	—	—	—	—	—	—	1,353

Income before income taxes	4,266	—	1,456	(1,928)	(311)	211	(1,000)	(309)	2,385
Provision for income taxes	1,636	—	554	(733)	(118)	80	(380)	(41)	998

Net income	$2,630	$—	$902	$(1,195)	$(193)	$131	$(620)	$(268)	$1,387

Basic earnings per share	$0.29								$0.15

Diluted earnings per share	$0.28								$0.15

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments and presentation corrections on the Company’s previously reported Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009. In addition, amounts have been corrected in the accompanying Condensed Consolidated Statements of Cash Flows to present borrowings and payments under the note payable to financial institution on a gross rather than a net basis and amounts for accrued property and equipment purchases have been presented as noncash transactions (in thousands):

	Three Months Ended March 31, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Cash Flows From Operating Activities:
Net income	$2,630	$(1,243)	$1,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,196	514	1,710
Amortization of intangible assets	30	—	30
Provision for doubtful accounts	—	376	376
Amortization of debt issuance costs	126	—	126
Deferred income taxes	1,622	(346)	1,276
Loss on disposal of property and equipment	230	(3)	227
Stock based compensation expense	423	—	423
Tax benefit from stock option plans	14	—	14
Changes in operating assets and liabilities:
Trade and other receivables, net	18,378	511	18,889
Costs and estimated earnings in excess of billings on uncompleted contracts, net	3,515	(2,989)	526
Inventories	11,937	3,349	15,286
Refundable income taxes	(1,389)	—	(1,389)
Prepaid expenses and other assets	(812)	(201)	(1,013)
Accounts payable	(7,982)	731	(7,251)
Accrued and other liabilities	680	882	1,562

Net cash provided by operating activities	30,598	1,581	32,179
Cash Flows From Investing Activities:
Additions to property and equipment	(4,541)	(1,581)	(6,122)
Proceeds from the sale of property and equipment	1	—	1

Net cash used in investing activities	(4,540)	(1,581)	(6,121)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	117	—	117
Payments on long-term debt	(2,787)	—	(2,787)
Net payments on note payable to financial institution	(23,171)	23,171	—
Borrowings under note payable to financial institution	—	24,872	24,872
Payments on note payable to financial institution	—	(48,043)	(48,043)
Payments on capital lease obligations	(203)	—	(203)

Net cash used in financing activities	(26,044)	—	(26,044)

Change in cash and cash equivalents	14	—	14
Cash and cash equivalents, beginning of period	90	—	90

Cash and cash equivalents, end of period	$104	$—	$104

Non-cash investing activities:
Accrued property and equipment purchases	$1,046	1,519	$2,565

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments on the Company’s previously reported segment information for the three months ended March 31, 2009 (in thousands):

	Net Sales		Gross Profit
	Water Transmission	Tubular Products	Water Transmission	Tubular Products
Three months ended March 31, 2009
As previously reported	$58,855	$22,548	$11,292	$1,445
Restatement adjustments	2,827	—	(3,872)	(442)

As restated	$61,682	$22,548	$7,420	$1,003

3. Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Short-term inventories:
Finished goods	$16,414	$14,799
Raw materials	57,288	53,335
Work-in-process	4,761	4,595
Supplies	2,137	2,137

	80,600	74,866
Long-term inventories:
Finished goods	4,446	4,388

Total inventories	$85,046	$79,254

Long-term inventories are recorded in Other Assets. The lower of cost or market adjustment was $4.6 million at March 31, 2010 and $5.8 million at December 31, 2009.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at March 31, 2010	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$4,030	$4,030	$—	$—
Financial liabilities
Derivatives	$1,049	$—	$1,049	$—

Description	Balance at December 31, 2009	Level 1	Level 2	Level 3
Financial assets
Escrow account	$5,591	$5,591	$—	$—
Financial liabilities
Derivatives	$1,069	$—	$1,069	$—

5. Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management; however, prior to June 30, 2009, they did not meet the conditions under the authoritative guidance to qualify for hedge accounting treatment. Beginning in the quarter ended September 30, 2009, the Company adopted cash flow hedge accounting treatment for qualifying derivative contracts entered into subsequent to June 30, 2009 under the authoritative guidance. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of March 31, 2010 and December 31, 2009, the total notional amount of the derivative contracts not designated as hedges was $1.6 million (CAD$1.6 million) and $5.4 million (CAD$5.7 million), respectively. As of March 31, 2010 and December 31, 2009, the total notional amount of the derivative contracts designated as hedges was $15.0 million (CAD$15.2 million) and $16.2 million (CAD$17.0 million), respectively.

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

Though most Canadian forward contracts have maturities not longer than 12 months at March 31, 2010, two of the Company’s contracts at that date with a total notional value of $4.0 million (CAD$4.1 million) have maturities greater than 12 months, with the greatest maturity being 30 months.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance sheet location and the fair values of derivative instruments are indicated below:

Foreign Currency Forward Contracts	March 31, 2010	December 31, 2009
	(in thousands)
Liabilities
Derivatives designated as hedging instruments Accrued liabilities	$190	$217
Derivatives not designated as hedging instruments Accrued liabilities	859	852

Total	$1,049	$1,069

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three months ended March 31, 2010 are (in thousands):

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$(134)	Net sales	$(104)	Net sales	$20

For the three months ended March 31, 2010 and 2009, losses from the Company’s derivative contracts not designated as hedging instruments of $0.4 million and $0.1million, respectively, were recognized in net sales.

6. Commitments and Contingencies

Securities Litigation. On November 20, 2009, a complaint against the Company captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL, was filed in the United States District Court for the Western District of Washington. The plaintiff is allegedly a purchaser of the Company’s stock. In addition to the Company, Brian W. Dunham, the Company’s former President and CEO, and Stephanie J. Welty, our current CFO, are named as defendants. The complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during the same period and seeks damages for losses caused by the alleged wrongdoing.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified a possible source of small amounts of polynuclear aromatic compounds and polychlorinated biphenyls and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of polynuclear aromatic compounds, polychlorinated biphenyls and zinc which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs in 2009 at a cost of $364,000. In addition, paving improvements were made at the Portland facility at a cost of $215,000. Total spending on environmental capital projects at the Portland facility was $603,000 in 2009. Based on National Pollutant Discharge Elimination System storm water sampling, the painting seems to have reduced the zinc in the storm water runoff. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. The Company is working with the City of Portland and the ODEQ to facilitate further soil and storm water source control measures.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of March 31, 2010.

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

Guarantees. The Company has entered into certain stand-by letters of credit that total $16.7 million at March 31, 2010. The stand-by letters of credit relate to customer-owned raw materials, workers’ compensation insurance and certain suppliers. See Note 13, “Subsequent Events” for additional information regarding guarantees.

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

	Three months ended March 31,
	2010	2009
	(in thousands)
Net sales:
Water Transmission	$52,685	$61,682
Tubular Products	27,697	22,548

Total	$80,382	$84,230

Gross profit:
Water Transmission	$6,673	$7,420
Tubular Products	2,424	1,003

Total	$9,097	$8,423

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company recognizes compensation cost as service is rendered based on the fair value for the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended March 31,
	2010	2009
Cost of sales	$27	$78
Selling, general and administrative expenses	466	345

Total	$493	$423

As of March 31, 2010 unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $388,000, which is expected to be recognized over a weighted average period of 1.8 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2010 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2010	213,103	$15.26
Options granted	24,000	24.15

Balance, March 31, 2010	237,103	16.16	2.26	$1,508

Exercisable, March 31, 2010	237,103	16.16	2.26	$1,508

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of March 31, 2010 and changes during the three months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2010	127,487	$41.66
Restricted stock units and performance awards vested	(14,763)	46.51

Unvested restricted stock units and performance awards at March 31, 2010	112,724	41.03

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2004.

The Company had $0.2 million of unrecognized tax benefits at March 31, 2010 and December 31, 2009 which would reduce the effective tax rate in a future period if recognized. The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 47.1% and 41.8% for the three month periods ended March 31, 2010 and 2009, respectively.

10. Comprehensive Income

Comprehensive income is reconciled to net income for the three months ended March 31, 2010 and 2009 as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$1,056	$1,387
Pension liability adjustment	44	—
Unrealized loss on derivative financial instruments	(30)	—

Total comprehensive income	$1,070	$1,387

11. Earnings per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the vesting of restricted stock units, performance awards and in the money options, provided in each case the effect is dilutive. Incremental shares of 92,772 and 134,630 for the three months ended March 31, 2010 and 2009, respectively, were used in the calculations of diluted earnings per share. For the three months ended March 31, 2010 and 2009, share-based awards of 13,117 and 31,384, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

12. Recent Accounting and Reporting Developments

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

13. Subsequent Events

Line of Credit Agreement, Long-Term Debt Agreement and Leases

Beginning January 2010 through October 2010, the Company entered into additional amendments to its Amended and Restated Credit Agreement and Amended and Restated Note Purchase and Private Shelf Agreement. The current status of the amendments is as follows:

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

Guarantees

As a result of the Company’s delayed SEC filings and its previous inability to provide audited financial statements as of December 31, 2009 to its suppliers, certain suppliers requested the Company to post standby letters of credit totaling $10 million as of September 30, 2010 to cover its purchase amounts.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the three months ended March 31, 2009 has been updated to reflect the effects of the restatement described in Note 2 of the Condensed Consolidated Financial Statements in Part I - Item 1, “Financial Statements.”

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced in the following manufacturing facilities strategically located across the United States and Mexico: Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah and Monterrey, Mexico. The operations of the Pleasant Grove, Utah facility were temporarily suspended in February 2009 and restarted in June 2010. We have also invested in Northwest Pipe Asia, located in Singapore. Northwest Pipe Asia has established temporary operations in Batam, Indonesia to produce structural piling to be supplied to a construction project in Singapore. Our Water Transmission Group accounted for approximately 65% of net sales in the first three months of 2010.

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

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make energy pipe, standard pipe, structural pipe, and traffic signpost systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. In 2009, the tubular products industry experienced an oversaturation of imported pipe and a collapse of natural gas prices in a very short time frame. In addition, non-residential construction declined. These factors had a severe negative impact on all of our tubular products. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 35% of net sales in the first three months of 2010.

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

Recent Accounting Pronouncements

See Note 12 of the Condensed Consolidated Financial Statements in Part I – Item 1, “Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2010	2009
Net sales
Water Transmission	65.5%	73.2%
Tubular Products	34.5	26.8

Total net sales	100.0	100.0
Cost of sales	88.7	90.0

Gross profit	11.3	10.0
Selling, general and administrative expense	8.2	6.2

Operating income	3.1	3.8
Other income	(0.8)	(0.5)
Interest income	(0.3)	(0.2)
Interest expense	1.7	1.7

Income before income taxes	2.5	2.8
Provision for income taxes	1.2	1.2

Net income	1.3%	1.6%

Gross profit as a percentage of segment net sales:
Water Transmission	12.7%	12.0%
Tubular Products	8.8	4.4

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales. Net sales decreased 4.6% to $80.4 million for the first quarter of 2010 compared to $84.2 million for the first quarter of 2009. No single customer accounted for 10% or more of total net sales in 2010 or 2009.

Water Transmission sales decreased by 14.6% to $52.7 million in the first quarter of 2010 from $61.7 million in the first quarter of 2009. The decline in net sales was due to a 28% decrease in the selling price per ton which was partially offset by a 19% increase in volume. The decrease in selling price per ton was due to a competitive bidding environment and a decline in steel prices. Lower steel costs generally lead to lower contract values. Steel prices are discussed further in the gross margin analysis. The increase in volume resulted from improved orders. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 22.8% to $27.7 million in the first quarter of 2010 from $22.5 million in the first quarter of 2009. The sales increase was due to a 78% increase in tons sold which was partially offset by a 31% decline in selling price per ton. The most significant increase in demand was the result of increases in natural gas drilling operations, with energy pipe representing 89% of the total Tubular Product volume increase. While demand increased, selling prices per ton decreased as the volume of imports also increased. We sold 311% more tons of energy pipe in the first quarter of 2010 as compared to the first quarter of 2009, which was partially offset by a decline of 54% in our selling price per ton. The 87% increase in total revenue for energy pipe was partially offset by a decrease of 30% in total revenue for structural pipe. Our selling price per ton for structural pipe decreased 32% which was partially offset by a minor 3% volume increase.

Gross profit. Gross profit increased 8.0% to $9.1 million (11.3% of total net sales) in the first quarter of 2010 from $8.4 million (10.0% of total net sales) in the first quarter of 2009.

Water Transmission gross profit decreased $0.7 million, or 10.1%, to $6.7 million (12.7% of segment net sales) in the first quarter of 2010 from $7.4 million (12.0% of segment net sales) in the first quarter of 2009. The drop in gross profit from the prior year was due to lower selling prices and materials cost per ton. Our Water Transmission materials cost per ton, including steel, decreased in the first quarter of 2010 by approximately 22% from the prior year and the higher volumes lowered our conversion costs per ton and increased our fixed cost absorption. This led to improvement in our gross margin as a percent of segment net sales. We anticipate gross margin to remain at reduced levels through 2010, as lower-margin projects awarded in 2009 flow through the income statement in subsequent periods. In addition, we reduced our lower of cost or market adjustment for inventory values for Water Transmission products by $434,000 in the first quarter of 2010.

Gross profit from Tubular Products increased 141.7% to $2.4 million (8.8% of segment net sales) in the first quarter of 2010 from $1.0 million (4.4% of segment net sales) in the first quarter of 2009. As noted above, demand for our tubular products increased significantly, particularly for our energy products which sustained an 87% increase in sales as compared to the prior year. The significant increase in volume contributed to the gross profit improvement in the first quarter of 2010, as the market conditions led to higher production and allowed us to recover more of our fixed costs than in the same period in 2009. Steel costs per ton were lower by 9% in the first quarter of 2010 compared to the first quarter of 2009, which also increased gross profit. In addition, we reduced our lower of cost or market adjustment for inventory values for Tubular products by $678,000 in the first quarter of 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $6.6 million (8.2% of total net sales) in the first quarter of 2010 from $5.2 million (6.2% of total net sales) in the first quarter of 2009. Professional fees increased $1.7 million associated with the internal investigation of certain accounting matters, which is discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements. In addition, tubular products sales commission expense increased $120,000 with the increase in tubular products volume. These increases were offset by a decrease of $435,000 in wages, bonus and benefit expense as a result of weaker financial performance.

Interest expense. Interest expense was $1.3 million in the first quarter of 2010 and $1.4 million in the first quarter of 2009. Although average borrowings were lower in the first quarter of 2010 compared to the first quarter of 2009, this was offset by higher average interest rates.

Income Taxes. Our effective tax rate was approximately 47.1% for the first quarter of 2010 compared to 41.8% for the first quarter of 2009. The increase in our effective tax rate was mainly due to the anticipated loss of certain deductions claimed in prior years under the Internal Revenue Code in connection with the carryback of projected tax losses for 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2010 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2010, our working capital (current assets minus current liabilities) was $143.2 million as compared to $122.3 million as of December 31, 2009.

Net cash used in operating activities in the first three months of 2010 was $15.8 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first three months of 2010 was $6.6 million, primarily for capital expenditures. The most significant capital project incurring costs in the quarter was the preparation of the facility in Bossier City, Louisiana to manufacture oil country tubular goods. Capital expenditures are expected to be approximately $14 to $16 million in 2010.

Net cash provided by financing activities in the first three months of 2010 was $22.4 million, which resulted primarily from net borrowings of $25.2 million under our Credit Agreement, partially offset by long-term debt payments of $2.8 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2010. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. See the discussion below under “Line of Credit and Long-Term Debt” for a discussion of recent developments regarding compliance with the terms of our line of credit and long-term debt agreements. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at March 31, 2010: a $125.0 million Credit Agreement, under which $44.6 million was outstanding; $8.6 million of Series A Term Note, $7.5 million of Series B Term Notes, $7.1 million of Series C Term Notes and $3.2 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.00%, or the lending institution’s prime rate, plus 1.50% to 3.00%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

On February 12, 2010, we entered into amendments to our Amended and Restated Credit Agreement (“Credit Agreement”) and Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement to $125 million from $150 million at December 31, 2009, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. See Note 13, “Subsequent Events” of Notes to Condensed Consolidated Financial Statements in Part I - Item 1, “Financial Statements” of this report for a description of subsequent amendments to the Credit Agreement and Note Purchase Agreement. At March 31, 2010, we had $44.6 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 4.77%. At March 31, 2010, we had an additional net borrowing capacity under the credit facility of $63.7 million.

The Series A Term Note in the principal amount of $8.6 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $7.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $7.1 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $3.2 million mature on January 24, 2015 and require annual payments in the amount of $645,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had $9.1 million of capital leases outstanding at March 31, 2010, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.8%.

Our capital lease outstanding as of March 31, 2010 consists of an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow was provided for the company by a local government entity through a financial institution and will be released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of March 31, 2010, $4.0 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our capital leases place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our capital leases require us to be in compliance with certain financial covenants. Our 2009 operating results led us to commence discussions in the fourth quarter of 2009 with our bank creditors to obtain waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010. As a result of these discussions, covenant waivers were obtained and we entered into amendments to our Amended and Restated Credit Agreement and Note Purchase Agreement as described in Note 13, “Subsequent Events” in Part I - Item 1, “Financial Statements.”

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

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For the three months ended March 31, 2010, there has been no material change in market risk factors.

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

In connection with the preparation of this March 2010 Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Material Weaknesses in Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting described in our 2009 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2010:

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

•

We did not maintain effective controls to ensure timely internal notification of business transactions and decisions requiring accounting entries. Specifically, our sales and human resources teams and plant personnel did not communicate to our accounting staff all of the information necessary to make accurate accounting determinations for certain accounts receivable and accrued liability balances.

The material weaknesses described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in a material misstatement in our annual and interim consolidated financial statements.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of March 31, 2010.

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

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

(a)	The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Third Amendment to Amended and Restated Credit Agreement dated February 12, 2010 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.2	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

31.1 31.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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