Form 10-Q
period 2010-06-30
NORTHWEST PIPE CO
filed 2010-11-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

NORTHWEST PIPE COMPANY

FORM 10-Q

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 (the “June 2010 Form 10-Q”), Northwest Pipe Company is restating and updating to reflect the effects of the restatement on the Company’s previously issued condensed consolidated financial statements for the three and six months ended June 30, 2009 in Part I - Item 1, “Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both tabular and textual form as it relates to the three and six months ended June 30, 2009. References to the “Company,” “we,” “our” and “us” in this June 2010 Form 10-Q refer to Northwest Pipe Company together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

Concurrent with the filing of this June 2010 Form 10-Q, we are filing our Annual Report on Form 10-K for the year ended December 31, 2009, which contains restated financial information as of December 31, 2008 and for the years ended December 31, 2008 and 2007. In filing this June 2010 Form 10-Q for the period ended June 30, 2010, we are also restating our financial information for the three and six months ended June 30, 2009. We do not plan to amend previously filed reports in connection with the restatement as we believe the expenditure of resources required to produce this information is not justified by any related benefit that would result. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in these concurrently filed reports.

Background of the Restatement and Extended Filing Delays

The filing of this June 2010 Form 10-Q has been delayed due to, among other things, the time required for the Audit Committee of our Board of Directors (the “Audit Committee”) to conduct an investigation, for us to review the issues identified in the Audit Committee investigation, and for us to restate our previously issued consolidated financial statements, data and related disclosures. As previously disclosed, the Audit Committee, with the assistance of independent professionals retained by the Audit Committee, has conducted an investigation of certain accounting matters, including certain revenue recognition practices. In addition, at the direction of the Audit Committee, we retained an external consulting firm to assist in performing certain related analyses of our accounting practices and previously issued consolidated financial statements.

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

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Based upon our consideration of the issues identified in the Audit Committee investigation and our related accounting analyses, we have determined that certain material weaknesses in our internal controls existed as of June 30, 2010. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part I - Item 4, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$44	$31
Trade and other receivables, less allowance for doubtful accounts of $733 and $793	54,962	38,733
Costs and estimated earnings in excess of billings on uncompleted contracts	50,039	37,509
Inventories	82,201	74,866
Refundable income taxes	5,657	7,029
Deferred income taxes	19,027	19,287
Prepaid expenses and other	1,810	2,350

Total current assets	213,740	179,805
Property and equipment, net	168,408	163,432
Goodwill	21,451	21,451
Other assets	26,663	26,549

Total assets	$430,262	$391,237

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	743	408
Accounts payable	25,059	30,039
Accrued liabilities	11,057	11,630
Billings in excess of costs and estimated earnings on uncompleted contracts	15,118	9,670

Total current liabilities	57,691	57,461
Note payable to financial institution	62,830	19,403
Long-term debt, less current portion	19,214	23,501
Capital lease obligations, less current portion	8,282	8,818
Deferred income taxes	27,620	27,687
Pension and other long-term liabilities	8,130	8,068

Total liabilities	183,767	144,938

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,288,727 and 9,244,977 shares issued and outstanding	93	92
Additional paid-in-capital	107,208	106,869
Retained earnings	141,587	141,928
Accumulated other comprehensive loss	(2,393)	(2,590)

Total stockholders’ equity	246,495	246,299

Total liabilities and stockholders’ equity	$430,262	$391,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 As Restated	2010	2009 As Restated
Net sales	$96,125	$68,179	$176,507	$152,409
Cost of sales	90,358	65,771	161,643	141,578

Gross profit	5,767	2,408	14,864	10,831
Selling, general and administrative expense	6,621	4,101	13,266	9,349

Operating (loss) income	(854)	(1,693)	1,598	1,482
Other (income) expense	228	(385)	(427)	(821)
Interest income	(235)	(136)	(466)	(263)
Interest expense	1,934	1,165	3,276	2,518

(Loss) income before income taxes	(2,781)	(2,337)	(785)	48
Benefit for income taxes	(1,384)	(1,078)	(444)	(80)

Net (loss) income	$(1,397)	$(1,259)	$(341)	$128

Basic (loss) earnings per share	$(0.15)	$(0.14)	$(0.04)	$0.01

Diluted (loss) earnings per share	$(0.15)	$(0.14)	$(0.04)	$0.01

Shares used in per share calculations:
Basic	9,278	9,237	9,264	9,228

Diluted	9,278	9,237	9,264	9,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009 As Restated
Cash Flows From Operating Activities:
Net (loss) income	$(341)	$128
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,448	3,314
Amortization of intangible assets	60	60
Provision for doubtful accounts	(60)	276
Amortization of debt issuance costs	519	252
Deferred income taxes	193	(587)
Loss on disposal of property and equipment	515	881
Stock based compensation expense	546	399
Tax benefit from stock option plans	(123)	14
Changes in operating assets and liabilities:
Trade and other receivables, net	(16,169)	24,439
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(7,082)	8,718
Inventories	(7,067)	22,912
Refundable income taxes	1,372	(960)
Prepaid expenses and other assets	(22)	714
Accounts payable	(2,937)	(11,120)
Accrued and other liabilities	(314)	1,289

Net cash provided by (used in) operating activities	(27,462)	50,729

Cash Flows From Investing Activities:
Additions to property and equipment	(11,320)	(11,709)
Other investing activities	320	—
Issuance of note receivable	(870)	(100)
Proceeds from the sale of property and equipment	18	56

Net cash used in investing activities	(11,852)	(11,753)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	116
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(83)	—
Payments on long-term debt	(4,287)	(4,286)
Borrowings under note payable to financial institution	105,536	40,274
Payments on note payable to financial institution	(62,109)	(80,679)
Borrowings from capital lease obligations	2,146	6,039
Payments on capital lease obligations	(201)	(409)
Payments of debt issuance costs	(1,675)	—

Net cash provided by (used in) financing activities	39,327	(38,945)

Change in cash and cash equivalents	13	31
Cash and cash equivalents, beginning of period	31	90

Cash and cash equivalents, end of period	$44	$121

Non-cash investing activities:
Escrow account related to capital lease financing	$3,445	$—
Accrued property and equipment purchases	1,660	4,736

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

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the first six months of 2010, the Company recorded purchases of property and equipment of $960,000, net of eliminations, and rental income, included in net sales, of $140,000 from NWPA. At June 30, 2010, intercompany balances with NWPA included a receivable of $960,000, primarily related to rental income, cash advances, and the provision of management services, and a payable of $0.4 million related to the purchases of the property and equipment.

The Company has two operating segments, one of which, the Tubular Products Group, has goodwill. Fair value of the Tubular Products reporting unit goodwill is determined in accordance with the authoritative guidance, which requires consideration of the income, market, and cost approaches as applicable. Due to the significant decline in the Company’s stock price and market capitalization, management performed a valuation of the Tubular Products Group as of June 30, 2010 and determined the fair value of the Tubular Products Group significantly exceeded its carrying value and concluded no impairment of the goodwill exists as of June 30, 2010. The Company utilized a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular Products Group.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.

2. Restatement of Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statements of operations for the three and six months ended June 30, 2009 and its condensed consolidated statement of cash flows for the six months ended June 30, 2009.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Certain prior year classification errors were also corrected in conjunction with the restatement. Net income was not affected by these classification errors, included in presentation corrections below. The presentation corrections in the following condensed consolidated statements of operations tables primarily relate to the transfer of certain selling, general and administrative costs and other income to cost of sales.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The nature of the restatement adjustments and presentation corrections and the impact on the Company’s previously reported condensed consolidated statement of operations for the three months ended June 30, 2009 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Three Months ended June 30, 2009	As Previously Reported	Presentation Corrections	Steel Recognition	Allocation of Certain Overhead & Support Costs	Capitalization & Depreciation	Contact Inception	Foreign Exchange	Other	As Restated
Net sales	$74,895	$—	$(2,761)	$(3,253)	$—	$(65)	$(484)	$(153)	$68,179
Cost of sales	64,617	3,410	(1,392)	(1,593)	1,010	(62)	(24)	(195)	65,771

Gross profit	10,278	(3,410)	(1,369)	(1,660)	(1,010)	(3)	(460)	42	2,408
Selling, general and administrative expense	5,761	(1,647)	—	—	(13)	—	—	—	4,101

Operating income (loss)	4,517	(1,763)	(1,369)	(1,660)	(997)	(3)	(460)	42	(1,693)
Other income	—	(1,764)	—	—	—	—	—	1,379	(385)
Interest income	—	(136)	—	—	—	—	—	—	(136)
Interest expense	1,028	137	—	—	—	—	—	—	1,165

Income (loss) before income taxes	3,489	—	(1,369)	(1,660)	(997)	(3)	(460)	(1,337)	(2,337)
(Benefit) provision for income taxes	1,066	—	(521)	(631)	(379)	(1)	(175)	(437)	(1,078)

Net income (loss)	$2,423	$—	$(848)	$(1,029)	$(618)	$(2)	$(285)	$(900)	$(1,259)

Basic earnings (loss) per share	$0.26								$(0.14)

Diluted earnings (loss) per share	$0.26								$(0.14)

As the effects of the restatement adjustments for the three months ended June 30, 2009 changed net income into net loss, diluted shares previously used in the earnings per share calculation of 9,368 now excludes 131 shares, resulting in diluted shares of 9,237, as their effect would be antidilutive.

The nature of the restatement adjustments and presentation corrections and the impact on the Company’s previously reported condensed consolidated statement of operations for the six months ended June 30, 2010 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Six Months ended June 30, 2009	As Previously Reported	Presentation Corrections	Steel Recognition	Allocation of Certain Overhead & Support Costs	Capitalization & Depreciation	Contract Inception	Foreign Exchange	Other	As Restated
Net sales	$156,298	$—	$267	$(3,628)	$—	$1,351	$(1,484)	$(395)	$152,409
Cost of sales	133,283	5,718	177	(40)	1,336	1,143	(24)	(15)	141,578

Gross profit	23,015	(5,718)	90	(3,588)	(1,336)	208	(1,460)	(380)	10,831
Selling, general and administrative expense	13,006	(3,636)	4	—	(25)	—	—	—	9,349

Operating income	10,009	(2,082)	86	(3,588)	(1,311)	208	(1,460)	(380)	1,482
Other income	—	(2,083)	—	—	(2)	—	—	1,264	(821)
Interest income	—	(263)	—	—	—	—	—	—	(263)
Interest expense	2,254	264	—	—	—	—	—	—	2,518

Income before income taxes	7,755	—	86	(3,588)	(1,309)	208	(1,460)	(1,644)	48
(Benefit) provision for income taxes	2,702	—	33	(1,364)	(497)	79	(555)	(478)	(80)

Net income	$5,053	$—	$53	$(2,224)	$(812)	$129	$(905)	$(1,166)	$128

Basic earnings per share	$0.55								$0.01

Diluted earnings per share	$0.54								$0.01

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments and presentation corrections on the Company’s previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2009. In addition, amounts have been corrected in the accompanying Condensed Consolidated Statements of Cash Flows to present borrowings and payments under the note payable to financial institution on a gross rather than a net basis and amounts for accrued property and equipment purchases have been presented as noncash transactions (in thousands):

	Six Months Ended June 30, 2009
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows From Operating Activities:
Net income	$5,053	$(4,925)	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,245	1,069	3,314
Amortization of intangible assets	60	—	60
Provision (benefit) for doubtful accounts	(448)	724	276
Amortization of debt issuance costs	251	1	252
Deferred income taxes	1,905	(2,492)	(587)
Loss on disposal of property and equipment	883	(2)	881
Stock based compensation expense	399	—	399
Tax benefit from equity award plans	14	—	14
Changes in operating assets and liabilities:
Trade and other receivables	23,856	583	24,439
Costs and estimated earnings in excess of billings on uncompleted contracts, net	4,463	4,255	8,718
Inventories	23,854	(942)	22,912
Refundable income taxes	(960)	—	(960)
Prepaid expenses and other assets	530	184	714
Accounts payable	(9,680)	(1,440)	(11,120)
Accrued and other liabilities	(177)	1,466	1,289

Net cash provided by operating activities	52,248	(1,519)	50,729
Cash Flows From Investing Activities:
Additions to property and equipment	(13,328)	1,619	(11,709)
Issuance of note receivable	—	(100)	(100)
Proceeds from the sale of property and equipment	56	—	56

Net cash used in investing activities	(13,272)	1,519	(11,753)
Cash Flows From Financing Activities:
Proceeds from sale of common stock	116	—	116
Proceeds of sale and leaseback of equipment	6,039	(6,039)	—
Borrowings from capital lease obligations	—	6,039	6,039
Payments on long-term debt	(4,286)	—	(4,286)
Net payments on note payable to financial institution	(40,405)	40,405	—
Borrowings under note payable to financial institution	—	40,274	40,274
Payments on note payable to financial institution	—	(80,679)	(80,679)
Payments on capital lease obligations	(409)	—	(409)

Net cash used in financing activities	(38,945)	—	(38,945)

Change in cash and cash equivalents	31	—	31
Cash and cash equivalents, beginning of period	90	—	90

Cash and cash equivalents, end of period	$121	$—	$121

Non-cash investing activities:
Accrued property and equipment purchases	$601	$4,135	$4,736

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the restatement adjustments and presentation corrections on the Company’s previously reported segment information for the three and six months ended June 30, 2009 (in thousands):

	Net Sales		Gross Profit (Loss)
	Water Transmission	Tubular Products	Water Transmission	Tubular Products
Three months ended June 30, 2009
As previously reported	$59,303	$15,592	$12,835	$(2,557)
Restatement adjustments	(6,716)	—	(7,476)	(394)

As restated	$52,587	$15,592	$5,359	$(2,951)

Six Months Ended June 30, 2009
As previously reported	$118,158	$38,140	$24,127	$(1,112)
Restatement adjustments	(3,889)	—	(11,348)	(836)

As restated	$114,269	$38,140	$12,779	$(1,948)

3. Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Short-term inventories:
Finished goods	$15,494	$14,799
Raw materials	60,855	53,335
Work-in-process	3,719	4,595
Supplies	2,133	2,137

	82,201	74,866
Long-term inventories:
Finished goods	4,124	4,388

Total inventories	$86,325	$79,254

Long-term inventories are recorded in Other Assets. The lower of cost or market adjustment was $5.4 million at June 30, 2010 and $5.8 million at December 31, 2009.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance June 30, 2010	Level 1	Level 2	Level 3
Financial assets
Escrow account	$3,445	$3,445	$—	$—
Derivatives	128	—	128

Total Assets at Fair Value	$3,573	$3,445	$128	$—

Financial Liabilities
Derivatives	$102	$—	$102	$—

Description	Balance at December 31, 2009	Level 1	Level 2	Level 3
Financial assets
Escrow account	$5,591	$5,591	$—	$—

Financial liabilities
Derivatives	$1,069	$—	$1,069	$—

5. Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management; however, prior to June 30, 2009, they did not meet the conditions under the authoritative guidance to qualify for hedge accounting treatment. Beginning in the quarter ended September 30, 2009, the Company adopted cash flow hedge accounting treatment for qualifying derivative contracts entered into subsequent to June 30, 2009 under the authoritative guidance. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of June 30, 2010 and December 31, 2009, the total notional amount of the derivative contracts not designated as hedges was $2.3 million (CAD$2.4 million) and $5.4 million (CAD$5.7 million), respectively. As of June 30, 2010 and December 31, 2009, the total notional amount of the derivative contracts designated as hedges was $9.0 million (CAD$9.5 million) and $16.2 million (CAD$17.0 million), respectively.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and the derivatives are designated as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income (loss). If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

Though most Canadian forward contracts have maturities not longer than 12 months at June 30, 2010, two of the Company’s contracts at that date with a total notional value of $3.9 million (CAD$4.1 million) have maturities greater than 12 months, with the greatest maturity being 27 months.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The balance sheet location and the fair values of derivative instruments are:

Foreign Currency Forward Contracts	June 30, 2010	December 31, 2009
	(in thousands)
Assets
Derivatives designated as hedging instruments Prepaid expenses and other	$13	$—
Derivatives not designated as hedging instruments Prepaid expenses and other	115	—
Total assets	$128	$—

Liabilities
Derivatives designated as hedging instruments Accrued liabilities	$5	$217
Derivatives not designated as hedging instruments Accrued liabilities	97	852
Total liabilities	$102	$1,069

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the six months ended June 30, 2010 are (in thousands):

	Pretax Gain Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts	$158	Net sales	$(13)	Net sales	$(2)

For the three months ended June 30, 2010, gains from our derivative contracts not designated as hedging instruments recognized in net sales were $0.4 million, which brought the year-to-date net gains (losses) for these contracts to zero as of June 30, 2010. For the three and six months ended June 30, 2009, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $2.1 million.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of June 30, 2010.

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

Guarantees. The Company has entered into certain stand-by letters of credit that total $23.7 million at June 30, 2010. The stand-by letters of credit relate to customer-owned raw materials, workers’ compensation insurance and certain suppliers. See Note 13, “Subsequent Events” for additional information regarding guarantees.

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

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$56,060	$52,587	$108,745	$114,269
Tubular Products	40,065	15,592	67,762	38,140

Total	$96,125	$68,179	$176,507	$152,409

Gross profit (loss):
Water Transmission	$4,991	$5,359	$11,664	$12,779
Tubular Products	776	(2,951)	3,200	(1,948)

Total	$5,767	$2,408	$14,864	$10,831

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

The Company recognizes compensation cost as service is rendered based on the fair value for the awards. The following summarizes share-based compensation expense (income) recorded:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of sales	$8	$(11)	$35	$67
Selling, general and administrative expenses	45	(13)	511	332

Total	$53	$(24)	$546	$399

As of June 30, 2010 unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $320,000, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2010 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2010	213,103	$15.26
Options granted	24,000	24.15
Options exercised or exchanged	(74,081)	13.56

Balance, June 30, 2010	163,022	17.34	3.00	$538

Exercisable, June 30, 2010	163,022	17.34	3.00	$538

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the three and six months ended June 30, 2010 was $782,000.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of June 30, 2010 and changes during the six months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2010	127,487	$41.66
Restricted stock units and performance awards vested	(14,763)	46.51
Restricted stock units and performance awards canceled	(3,638)	39.98

Unvested restricted stock units and performance awards at June 30, 2010	109,086	41.06

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

The Company had $0.2 million of unrecognized tax benefits at June 30, 2010 and December 31, 2009 which would reduce the effective tax rate in a future period if recognized. The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 49.8% and 56.6% for the three and six month periods ended June 30, 2010, respectively, and 46.1% and (166.7%), respectively, for the three and six month periods ended June 30 2009.

10. Comprehensive Income (Loss)

Comprehensive income (loss) is reconciled to net income for the three and six months ended June 30, 2010 and 2009 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(1,397)	$(1,259)	$(341)	$128
Pension liability adjustment	44	—	88	—
Unrealized (loss) gain on derivative financial instruments	139	—	109	—

Total comprehensive (loss) income	$(1,214)	$(1,259)	$(144)	$128

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Earnings (Loss) per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the vesting of restricted stock units, performance awards and in the money options, provided in each case the effect is dilutive. Due to the net loss position for the three and six months ended June 30, 2010 and the three months ended June 30, 2009, no securities were included in the computation of diluted net loss per share because the effect would be antidilutive. Incremental shares of 134,846 for the six months ended June 30, 2009 were used in the calculations of diluted earnings per share. For the six months ended June 30, 2009, 11,268, of options and restricted stock units were excluded from the computation of diluted earnings per share because the effect of their inclusion would have been antidilutive.

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

•

Waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 and the quarters ended March 31 and June 30, 2010, and made certain changes in the definition, method of calculation and amounts of certain covenants; and

•

Extended the dates by which the Company is required to deliver to the lenders audited financial statements prepared in accordance with generally accepted accounting principles for the year ended December 31, 2009, and unaudited condensed consolidated financial statements for the quarter ended March 31, 2010 and the quarter ended June 30, 2010.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the three and six months ended June 30, 2009 has been updated to reflect the effects of the restatement described in Note 2 of the Condensed Consolidated Financial Statements in Part I - Item 1, “Financial Statements.”

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced in the following manufacturing facilities strategically located across the United States and Mexico: Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah and Monterrey, Mexico. The operations of the Pleasant Grove, Utah facility were temporarily suspended in February 2009 and restarted in June 2010. We have also invested in Northwest Pipe Asia, located in Singapore. Northwest Pipe Asia has established temporary operations in Batam, Indonesia to produce structural piling to be supplied to a construction project in Singapore. Our Water Transmission Group accounted for approximately 62% of net sales in the first six months of 2010.

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

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas, Houston, Texas and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make energy pipe, standard pipe, structural pipe, and traffic signpost systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. In 2009, the tubular products industry experienced an oversaturation of imported pipe and a collapse of natural gas prices in a very short time frame. In addition, non-residential construction declined. These factors had a severe negative impact on all of our tubular products. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 38% of net sales in the first six months of 2010.

Purchased steel represents a substantial portion of our cost of sales, and our changes in our selling prices often correlate directly to changes in steel costs. This correlation is the greatest in our Tubular Products Group. Tubular products’ margins are highly sensitive to changes in steel costs, although the amounts of margins are also influenced by the current level of demand in the marketplace

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We performed a goodwill impairment analysis as of June 30, 2010. A description of all other critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

We have two operating segments, one of which, the Tubular Products Group, has goodwill. Fair value of the Tubular Products reporting unit’s goodwill is determined in accordance with the authoritative guidance, which requires consideration of the income, market, and cost approaches as applicable. Due to the significant decline in the Company’s stock price and market capitalization, management performed a valuation of the Tubular Products Group as of June 30, 2010 and determined the fair value of the Tubular Products Group significantly exceeded its carrying value and concluded no impairment of our goodwill exists as of June 30, 2010. We utilized a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular Products Group.

Recent Accounting Pronouncements

See Note 12 of the Condensed Consolidated Financial Statements in Part I – Item I, “Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Water Transmission	58.3%	77.1%	61.6%	75.0%
Tubular Products	41.7	22.9	38.4	25.0

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	94.0	96.5	91.6	92.9

Gross profit	6.0	3.5	8.4	7.1
Selling, general and administrative expense	6.9	6.0	7.5	6.1

Operating income	(0.9)	(2.5)	0.9	1.0
Other (income) expense	0.2	(0.6)	(0.2)	(0.5)
Interest income	(0.2)	(0.2)	(0.3)	(0.2)
Interest expense	2.0	1.7	1.8	1.7

Income (loss) before income taxes	(2.9)	(3.4)	(0.4)	0.0
Provision for income taxes	(1.4)	(1.6)	(0.2)	(0.1)

Net income	(1.5)%	(1.8)%	(0.2)%	0.1%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission	8.9%	10.2%	10.7%	11.2%
Tubular Products	1.9	(18.9)	4.7	(5.1)

Three Months and Six Months Ended June 30, 2010 Compared to Three Months and Six Months Ended June 30, 2009

Net sales. Net sales increased 41.0% to $96.1 million for the second quarter of 2010 compared to $68.2 million for the second quarter of 2009 and increased 15.8% to $176.5 million in the first six months of 2010 from $152.4 million in the first six months of 2009. No single customer accounted for 10% or more of total net sales in 2010 or 2009.

Water Transmission sales increased by 6.6% to $56.1 million in the second quarter of 2010 from $52.6 million in the second quarter of 2009 and decreased 4.8% to $108.7 in the first six months of 2010 from $114.3 million in the first six months of 2009. The increase in sales in the second quarter of 2010 compared to the second quarter of 2009 was due to a 28% increase in volume which was partially offset by a 17% decrease in selling prices per ton. The decline in sales the first six months of 2010 as compared to the first six months of 2009 was due to a 23% decrease in selling prices per ton which was partially offset by a 23% increase in volume. The decrease in selling prices per ton in 2010 was due to a competitive bidding environment and a decline in steel prices. Lower steel costs generally lead to lower contract values. Steel prices are discussed further in the gross margin analysis. The increase in volume resulted from improved orders. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 157.0% to $40.1 million in the second quarter of 2010 from $15.6 million in the second quarter of 2009 and increased 77.7% to $67.8 million in the first six months of 2010 from $38.1 million in the first six months of 2009. The sales increase in the second quarter of 2010 as compared to the second quarter of 2009 was due to a 144% increase in tons sold and a 5% increase in selling price per ton. The sales increase in the first six months of 2010 compared to the same period in 2009 was due to a 110% increase in volume which was partially offset by a 15% decrease in selling prices per ton. The most significant increase in demand was the result of increases in natural gas drilling operations, with energy pipe representing 93% and 92% of the total Tubular Product volume increase in the second quarter and first six months of 2010, respectively. While demand increased, selling prices per ton decreased as the volume of imported energy pipe increased early in 2010. As trade cases took effect in 2010, the volume of imported energy pipe decreased in the second quarter of 2010 which caused sales prices per ton to rise. We sold very little energy pipe in the second quarter of 2009 and the significant volumes in 2010 led to a 3,134% increase in energy pipe volume in the second quarter of 2010. Energy pipe volumes increased substantially in the first six months of 2010 compared to the same period in 2009 with a 743% increase. Selling prices per ton on energy pipe increased 2% in the second quarter of 2010 compared to the second quarter of 2009, and decreased 47% in the first six months of 2010 compared to the same period in 2009.

Gross profit. Gross profit increased 139.5% to $5.8 million (6.0% of total net sales) in the second quarter of 2010 from $2.4 million (3.5% of total net sales) in the second quarter of 2009 and increased 37.2% to $14.9 million (8.4% of total net sales) in the first six months of 2010 from $10.8 million (7.1% of total net sales) in the first six months of 2009.

Water Transmission gross profit decreased $0.4 million, or 6.9%, to $5.0 million (8.9% of segment net sales) in the second quarter of 2010 from $5.4 million (10.2% of segment net sales) in the second quarter of 2009 and $1.1 million, or 8.7%, to $11.7 million (10.7% of segment net sales) in the first six months of 2010 from $12.8 million (11.2% of segment net sales) in the first six months of 2009. The drop in gross profit from the prior year was due to lower selling prices and materials cost per ton, including steel. Our Water Transmission materials cost per ton decreased in 2010 by approximately 5% and 13% in the second quarter and first six months of 2010 respectively compared to the same periods in 2009. As steel costs per ton decreased less than the decrease in selling prices per ton, our margins decreased in 2010 compared to 2009. We anticipate gross profit to remain at reduced levels through 2010, as lower-margin projects awarded in 2009 flow through the income statement in subsequent periods. In addition, we reduced our lower of cost or market adjustment for inventory values for Water Transmission products by $417,000 in the first six months of 2010.

Gross profit from Tubular Products increased 126.3% to $0.8 million (1.9% of segment net sales) in the second quarter of 2010 from a loss of $3.0 million (-18.9% of segment net sales) in the second quarter of 2009 and increased 264.3% to $3.2 million (4.7% of segment net sales) in the second quarter of 2010 from a loss of $1.9 million (-5.1% of segment net sales) in the first six months of 2010 compared to the same period in 2009. As noted above, demand for our tubular products increased significantly, particularly for our energy products which had minimal sales revenue of $0.6 million in the second quarter of 2009 and increased 3,214% to $21.3 million in the second quarter of 2010 and increased to $34.5 million in the first six months of 2010 from $7.7 million in the same period of 2009. The significant increase in volume contributed to the gross profit in 2010, as the market conditions led to higher production and allowed us to recover more of our fixed costs than in the same periods in 2009. The increased margins were partially offset by higher steel costs per ton of 29% in the second quarter of 2010 compared to the second quarter of 2009 and 8% in the first six months of 2010 compared to the first six months of 2009. In addition, our inventory values for Tubular products reflect a lower of cost or market adjustment expense of $755,000 in the second quarter of 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $6.6 million (6.9% of total net sales) in the second quarter of 2010 from $4.1 million (6.0% of total net sales) in the second quarter of 2009 and increased to $13.3 million (7.5% of total net sales) in the first six months of 2010 from $9.3 million (6.1% of total net sales) in the first six months of 2009. In the second quarter of 2010 as compared to the second quarter of 2009, professional fees increased $1.7 million associated with the internal investigation of certain accounting matters, which is discussed in Note 2, “Restatement of Condensed Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements. In addition, tubular products sales commission expense increased $319,000 with the increase in tubular products volume and annual wage increases added another $266,000. In the first six months of 2010 as compared to the first six months of 2009, we had professional fees of $3.2 million associated with the internal investigation of certain accounting matters. In addition, tubular products sales commission expense increased $439,000 with the increase in tubular products volume.

Interest expense. Interest expense was $1.9 million in the second quarter of 2010 and $1.2 million in the second quarter of 2009 and $3.3 million in the first six months of 2010 and $2.5 million in the first six months of 2009. Although average borrowings were approximately the same in the second quarters of 2010 and 2009, higher average interest rates led to increased interest expense. Average interest rates were also higher in the first six months of 2010 compared to the same period in 2009, which was partially offset by lower average borrowings for the same time periods.

Income Taxes. The tax benefit was $1.4 million in the second quarter of 2010 (an effective tax rate of 49.8%) and $444,000 for the first six months of 2010 (an effective tax rate of 56.6%), which exceeds our statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss for the year 2010. The tax benefit for the second quarter of 2009 was $1.1 million (an effective tax rate of 46.1%), while the year to date tax benefit was $80,000 (an effective tax rate of 166.7%). When pre-tax earnings move between loss and income positions, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in those situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the six months ended June 30, 2010 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of June 30, 2010, our working capital (current assets minus current liabilities) was $156.0 million as compared to $122.3 million as of December 31, 2009.

Net cash used in operating activities in the first six months of 2010 was $27.5 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first six months of 2010 was $11.9 million, primarily for capital expenditures. The most significant capital project incurring costs in the first six months of 2010 was the preparation of the facility in Bossier City, Louisiana to manufacture oil country tubular goods. Capital expenditures are expected to be approximately $14 to $16 million in 2010.

Net cash provided by financing activities in the first six months of 2010 was $39.3 million, which resulted primarily from net borrowings of $43.4 million under our Credit Agreement, partially offset by long-term debt payments of $4.3 million.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at June 30, 2010: a $125.0 million Credit Agreement, under which $62.8 million was outstanding; $8.6 million of Series A Term Note, $6.0 million of Series B Term Notes, $7.1 million of Series C Term Notes and $3.2 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.00%, or the lending institution’s prime rate, plus 1.50% to 3.00%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

During the first six months of 2010, we entered into amendments to our Amended and Restated Credit Agreement (“Credit Agreement”) and Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement to $110 million in June 2010 from $125 million in February 2010, compared to $150 million at December 31, 2009, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. See Note 13, “Subsequent Events” of Notes to Condensed Consolidated Financial Statements in Part I - Item 1, “Financial Statements” of this report for a description of subsequent amendments to the Credit Agreement and Note Purchase Agreement. At June 30, 2010, we had $62.8 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 5.05%. At June 30, 2010, we had an additional net borrowing capacity under the credit facility of $23.5 million.

The Series A Term Note in the principal amount of $8.6 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $6.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $7.1 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $3.2 million mature on January 24, 2015 and require annual payments in the amount of $645,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had $9.0 million of capital leases outstanding at June 30, 2010, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.8%.

Our capital lease outstanding as of June 30, 2010 consists of an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and will be released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of June 30, 2010, $3.4 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our capital leases place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our capital leases require us to be in compliance with certain financial covenants. Our 2009 operating results led us to commence discussions in the fourth quarter of 2009 with our bank creditors to obtain waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010. As a result of these discussions, covenant waivers were obtained and we entered into amendments to our Credit Agreement and Note Purchase Agreement as described in Note 13, “Subsequent Events” in Part I - Item 1, “Financial Statements.”

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

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For the six months ended June 30, 2010, there has been no material change in market risk factors.

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

In connection with the preparation of this June 2010 Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Material Weaknesses in Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting described in our 2009 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of June 30, 2010:

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

•

We did not have controls to ensure regular validation of management assumptions used in certain of our accounting estimates. Specifically, the Company did not have sufficient controls in place to ensure that the assumptions included in our method of allocating manufacturing overhead variances and indirect support costs to projects in our Water Transmission segment were properly supported by underlying verifiable data.

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

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of June 30, 2010.

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

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Fourth Amendment to Amended and Restated Credit Agreement dated April 15, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.2	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.3	Fifth Amendment to Amended and Restated Credit Agreement dated June 18, 2010 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2010

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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