Form 10-Q
period 2010-09-30
NORTHWEST PIPE CO
filed 2010-11-15
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,291,541
(Class)	(Shares outstanding at November 8, 2010)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$37	$31
Trade and other receivables, less allowance for doubtful accounts of $669 and $793	75,723	38,733
Costs and estimated earnings in excess of billings on uncompleted contracts	46,412	37,509
Inventories	81,645	74,866
Refundable income taxes	10,284	7,029
Deferred income taxes	15,314	19,287
Prepaid expenses and other	796	2,350

Total current assets	230,211	179,805
Property and equipment, net	170,937	163,432
Goodwill	21,451	21,451
Other assets	26,883	26,549

Total assets	$449,482	$391,237

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	914	408
Accounts payable	31,368	30,039
Accrued liabilities	12,957	11,630
Billings in excess of costs and estimated earnings on uncompleted contracts	10,091	9,670

Total current liabilities	61,044	57,461
Note payable to financial institution	76,513	19,403
Long-term debt, less current portion	19,214	23,501
Capital lease obligations, less current portion	8,009	8,818
Deferred income taxes	29,103	27,687
Pension and other long-term liabilities	8,187	8,068

Total liabilities	202,070	144,938

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,291,541 and 9,244,977 shares issued and outstanding	93	92
Additional paid-in-capital	107,406	106,869
Retained earnings	142,280	141,928
Accumulated other comprehensive loss	(2,367)	(2,590)

Total stockholders’ equity	247,412	246,299

Total liabilities and stockholders’ equity	$449,482	$391,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$112,770	$61,377	$289,277	$213,786
Cost of sales	101,302	63,645	262,945	205,223

Gross profit (loss)	11,468	(2,268)	26,332	8,563
Selling, general and administrative expense	7,988	5,170	21,254	14,519

Operating income (loss)	3,480	(7,438)	5,078	(5,956)
Other expense (income)	138	238	(289)	(583)
Interest income	(243)	(147)	(709)	(410)
Interest expense	2,206	1,074	5,482	3,592

Income (loss) before income taxes	1,379	(8,603)	594	(8,555)
Provision (benefit) for income taxes	686	(3,109)	242	(3,189)

Net income (loss)	$693	$(5,494)	$352	$(5,366)

Basic earnings (loss) per share	$0.07	$(0.59)	$0.04	$(0.58)

Diluted earnings (loss) per share	$0.07	$(0.59)	$0.04	$(0.58)

Shares used in per share calculations:
Basic	9,290	9,240	9,273	9,232

Diluted	9,309	9,240	9,326	9,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$352	$(5,366)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,186	5,040
Amortization of intangible assets	90	89
Provision for doubtful accounts	(124)	185
Amortization of debt issuance costs	905	377
Deferred income taxes	5,389	(2,115)
Loss on disposal of property and equipment	528	974
Stock based compensation expense	594	721
Tax benefit from stock option plans	31	(53)
Changes in operating assets and liabilities:
Trade and other receivables	(36,866)	24,561
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,482)	21,099
Inventories	(6,419)	23,692
Refundable income taxes	(3,255)	(1,939)
Prepaid expenses and other assets	1,620	1,014
Accounts payable	3,308	(8,003)
Accrued and other liabilities	1,668	2,138

Net cash provided by (used in) operating activities	(35,475)	62,414

Cash Flows From Investing Activities:
Additions to property and equipment	(15,537)	(17,963)
Other investing activities	(984)	(250)
Proceeds from the sale of property and equipment	18	61

Net cash used in investing activities	(16,503)	(18,152)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	—	28
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(87)	—
Payments on long-term debt	(4,286)	(4,286)
Borrowings under note payable to financial institution	159,977	61,780
Payments on note payable to financial institution	(102,867)	(115,382)
Borrowings from capital lease obligations	2,865	14,767
Payments on capital lease obligations	(303)	(1,087)
Payments of debt amendment costs	(3,315)	—

Net cash (used in) provided by financing activities	51,984	(44,180)

Change in cash and cash equivalents	6	82
Cash and cash equivalents, beginning of period	31	90

Cash and cash equivalents, end of period	$37	$172

Non-cash investing activity:
Escrow account related to capital lease financing	$2,726	$10,000
Accrued property and equipment purchases	1,725	4,205

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

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the first nine months of 2010, the Company recorded purchases of property and equipment of $1.5 million, net of eliminations, and rental income, included in net sales, of $0.2 million from NWPA. At September 30, 2010, intercompany balances with NWPA included a receivable of $0.7 million, primarily related to rental income, cash advances and the provision of management services, and a payable of $0.4 million related to the purchases of the property and equipment.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2010.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Short-term inventories:
Finished goods	$14,006	$14,799
Raw materials	60,900	53,335
Work-in-process	4,620	4,595
Supplies	2,119	2,137

	81,645	74,866

Long-term inventories:
Finished goods	4,028	4,388

Total inventories	$85,673	$79,254

Long-term inventories are recorded in Other Assets. The lower of cost or market adjustment was $4.8 million at September 30, 2010 and $5.8 million at December 31, 2009.

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at September 30, 2010	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Derivatives	14	—	14	—

Total Assets at Fair Value	$2,740	$2,726	$14	$—

Financial Liabilities
Derivatives	$255	$—	$255	$—

Description	Balance at December 31, 2009	Level 1	Level 2	Level 3
Financial assets
Escrow account	$5,591	$5,591	$—	$—

Financial liabilities
Derivatives	$1,069	$—	$1,069	$—

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management; however, prior to June 30, 2009, they did not meet the conditions under the authoritative guidance to qualify for hedge accounting treatment. Beginning in the quarter ended September 30, 2009, the Company adopted cash flow hedge accounting treatment for qualifying derivative contracts entered into subsequent to June 30, 2009 under the authoritative guidance. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of September 30, 2010 and December 31, 2009, the total notional amount of the derivative contracts not designated as hedges was $1.3 million (CAD$1.4 million) and $5.4 million (CAD$5.7 million), respectively. As of September 30, 2010 and December 31, 2009, the total notional amount of the derivative contracts designated as hedges was $13.4 million (CAD$13.9 million) and $16.2 million (CAD$17.0 million), respectively.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income (loss). If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

Though most Canadian forward contracts have maturities not longer than 12 months at September 30, 2010, two of the Company’s contracts at that date with a total notional value of $6.3 million (CAD$6.5 million) have maturities greater than 12 months, with the greatest maturity being 24 months.

The balance sheet location and the fair values of derivative instruments are:

	September 30,	December 31,
Foreign Currency Forward Contracts	2010	2009
	(in thousands)
Assets
Derivatives not designated as hedging instruments
Prepaid expenses and other	$14	$—

Total assets	$14	$—

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$51	$217
Derivatives not designated as hedging instruments
Accrued liabilities	204	852

Total liabilities	$255	$1,069

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three months ended September 30, 2010 are (in thousands):

	Pretax Loss Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
	Amount	Location	Amount	Location	Amount
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(24)	Net sales	$5	Net sales	$(27)

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the nine months ended September 30, 2010 are (in thousands):

	Pretax Gain Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
	Amount	Location	Amount	Location	Amount
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$134	Net sales	$(8)	Net sales	$(29)

For the three and nine months ended September 30, 2010, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.3 million and $0.4 million, respectively. For the three and nine months ended September 30, 2009, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $1.1 million and $3.0 million, respectively.

5.	Commitments and Contingencies

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

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants do not need to respond to either of the two outstanding complaints, and that a consolidated amended complaint will be filed within 45 days of the Company having completed the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “September 30, 2009 Form 10-Q”) and its 2009 Form 10-K with the SEC. The parties also have stipulated to a briefing schedule for motions to dismiss to be filed after the filing of a consolidated amended complaint. The Company intends to vigorously defend itself against these claims. This securities litigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this litigation.

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

SEC Investigation. On March 8, 2010, the staff of the Enforcement Division of the SEC issued a formal order of investigation and a subpoena for the production of documents. The Company is cooperating with the SEC, but does not know when the inquiry and investigation will be resolved or what, if any, actions the SEC may require as part of that resolution. Any action by the SEC or other governmental agency could result in civil or criminal sanctions against the Company and/or certain of its current or former officers, directors and/or employees. The investigation is at an early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this investigation.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of September 30, 2010.

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

Guarantees. The Company has entered into certain stand-by letters of credit that total $18.7 million at September 30, 2010. The stand-by letters of credit relate to workers’ compensation insurance and certain suppliers.

6.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems.

These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agricultural and traffic signpost systems. These two segments represent distinct business activities, which management evaluates based on segment gross profit. Transfers between segments in the periods presented were not material.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$59,323	$46,997	$168,068	$161,266
Tubular Products	53,447	14,380	121,209	52,520

Total	$112,770	$61,377	$289,277	$213,786

Gross profit (loss):
Water Transmission	$7,242	$422	$18,906	$13,201
Tubular Products	4,226	(2,690)	7,426	(4,638)

Total	$11,468	$(2,268)	$26,332	$8,563

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value for the awards. The following summarizes share-based compensation expense recorded:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of sales	$3	$51	$38	$118
Selling, general and administrative expenses	44	271	555	603

Total	$47	$322	$593	$721

As of September 30, 2010 unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $249,000, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2010 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2010	213,103	$15.26
Options granted	24,000	24.15
Options exercised or exchanged	(87,671)	13.63
Options canceled	(4,223)	17.90

Balance, September 30, 2010	145,209	17.64	2.98	$315

Exercisable, September 30, 2010	145,209	17.64	2.98	$315

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the three and nine months ended September 30, 2010 was $18,000 and $800,000, respectively.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of September 30, 2010 and changes during the nine months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2010	127,487	$41.66
Restricted stock units and performance awards granted	—
Restricted stock units and performance awards vested	(16,658)	47.27
Restricted stock units and performance awards canceled	(10,008)	40.85

Unvested restricted stock units and performance awards at September 30, 2010	100,821	40.82

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

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2004.

The Company had $0.2 million of unrecognized tax benefits at September 30, 2010 and December 31, 2009 which would reduce the effective tax rate in a future period if recognized. The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 49.8% and 40.7% for the three and nine month periods ended September 30, 2010, respectively, and estimated effective tax benefit rates of 36.1% and 37.3%, respectively, for the three and nine month periods ended September 30, 2009.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) is reconciled to net income (loss) for the three and nine months ended September 30, 2010 and 2009 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income (loss)	$693	$(5,494)	$352	$(5,366)
Pension liability adjustment	44	328	132	328
Unrealized loss on derivative financial instruments	(18)	(72)	91	(72)

Total comprehensive income (loss)	$719	$(5,238)	$575	$(5,110)

10.	Earnings (Loss) per Share

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the vesting of restricted stock units, performance awards and in the money options, provided in each case the effect is dilutive. Incremental shares of 19,490 and 53,369 for the three and nine months ended September 30, 2010, respectively, were used in the calculations of diluted earnings per share. Share-based awards of 75,403 and 33,049, respectively, were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010 because the effect of their inclusion would be antidilutive. Due to the net loss position for the three and nine months ended September 30, 2009, share-based awards of 134,002 and 141,133, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would be antidilutive.

11.	Recent Accounting and Reporting Developments

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

Overview

Our Water Transmission Group is the leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. Our products are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These products are produced in the following manufacturing facilities strategically located across the United States and Mexico: Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah and Monterrey, Mexico. The operations of the Pleasant Grove, Utah facility were temporarily suspended in February 2009 and restarted in June 2010. We have also invested in Northwest Pipe Asia, located in Singapore. Northwest Pipe Asia has established temporary operations in Batam, Indonesia to produce structural piling to be supplied to a construction project in Singapore. Our Water Transmission Group accounted for approximately 58% of net sales in the first nine months of 2010.

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

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make energy pipe, standard pipe, structural pipe, and traffic signpost systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. In 2009, the tubular products industry experienced an oversaturation of imported pipe and a collapse of natural gas prices in a very short time frame. In addition, non-residential construction declined. These factors had a severe negative impact on all of our tubular products. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 42% of net sales in the first nine months of 2010.

Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs. This correlation is the greatest in our Tubular Products Group. Gross profit in our tubular products group is highly sensitive to changes in steel costs, although the current level of demand in the marketplace and its impact on selling prices also impacts gross profit.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As discussed in our Form 10-Q for the quarter ended June 30, 2010, we performed an interim goodwill impairment analysis as of June 30, 2010 and determined no impairment had occurred. A description of all other critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 11 of the Condensed Consolidated Financial Statements in Part I – Item I, “Financial Statements” for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales
Water Transmission	52.6%	76.6%	58.1%	75.4%
Tubular Products	47.4	23.4	41.9	24.6

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	89.8	103.7	90.9	96.0

Gross profit (loss)	10.2	(3.7)	9.1	4.0
Selling, general and administrative expense	7.1	8.4	7.3	6.8

Operating income (loss)	3.1	(12.1)	1.8	(2.8)
Other (income) expense	0.1	0.4	(0.1)	(0.3)
Interest income	(0.2)	(0.2)	(0.2)	(0.2)
Interest expense	2.0	1.7	1.9	1.7

Income (loss) before income taxes	1.2	(14.0)	0.2	(4.0)
Provision (benefit) for income taxes	0.6	(5.0)	0.1	(1.5)

Net income (loss)	0.6%	(9.0)%	0.1%	(2.5)

Gross profit (loss) as a percentage of segment net sales:
Water Transmission	12.2%	0.9%	11.2%	8.2%
Tubular Products	7.9	(18.7)	6.1	(8.8)

Three Months and Nine Months Ended September 30, 2010 Compared to Three Months and Nine Months Ended September 30, 2009

Net sales. Net sales increased 83.7% to $112.8 million for the third quarter of 2010 compared to $61.4 million for the third quarter of 2009 and increased 35.3% to $289.3 million in the first nine months of 2010 from $213.8 million in the first nine months of 2009. No single customer accounted for 10% or more of total net sales in the third quarter of 2009, the first nine months of 2010, or the first nine months of 2009. Two customers, one in the Water Transmission segment and one in the Tubular Products segment, accounted for 11.5% and 11.9%, respectively, of total net sales in the third quarter of 2010.

Water Transmission sales increased by 26.2% to $59.3 million in the third quarter of 2010 from $47.0 million in the third quarter of 2009 and increased 4.2% to $168.1 in the first nine months of 2010 from $161.3 million in the first nine months of 2009. The increase in sales in the third quarter of 2010 compared to the third quarter of 2009 was due to a 17% increase in selling prices per ton and an 8% increase in volume. The increase in sales the first nine months of 2010 as compared to the first nine months of 2009 was due to a 17% increase in volume which was partially offset by an 11% decrease in selling prices per ton. The decrease in selling prices per ton in the first nine months of 2010 was due to a competitive bidding environment and a decline in steel prices. Lower steel costs generally lead to lower contract values. Steel prices are discussed further in the gross profit analysis below. The increase in volume resulted from improved orders. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 271.7% to $53.4 million in the third quarter of 2010 from $14.4 million in the third quarter of 2009 and increased 130.8% to $121.2 million in the first nine months of 2010 from $52.5 million in the first nine months of 2009. The sales increase in the third quarter of 2010 as compared to the third quarter of 2009 was due to a 228% increase in tons sold and a 13% increase in selling price per ton. The sales increase in the first nine months of 2010 compared to the same period in 2009 was due to a 148% increase in volume which was partially offset by a 7% decrease in selling prices per ton. The most significant increase in demand was the result of increases in natural gas drilling operations, with energy pipe representing 95% and 93% of the total Tubular Product volume increase in the third quarter and first nine months of 2010, respectively. While demand increased, selling prices per ton decreased as the volume of imported energy pipe increased early in 2010. As import duties imposed by the U.S. government took effect in 2010, the volume of imported energy pipe decreased in the second and third quarters of 2010, which caused sales prices per ton to rise. We sold very little energy pipe in the third quarter and the first nine months of 2009, and the significant volumes in 2010 led to a 2,453% increase in energy pipe tons sold in the third quarter of 2010 as compared to the third quarter of 2009. Energy pipe tons sold also increased substantially in the first nine months of 2010 compared to the same period in 2009 with a 1,142% increase. Selling prices per ton on energy pipe increased 24% in the third quarter of 2010 compared to the third quarter of 2009, and decreased 36% in the first nine months of 2010 compared to the same period in 2009.

Gross profit. Gross profit increased 605.6% to $11.5 million (10.2% of total net sales) in the third quarter of 2010 from a loss of $2.3 million (-3.7% of total net sales) in the third quarter of 2009 and increased 207.5% to $26.3 million (9.1% of total net sales) in the first nine months of 2010 from $8.6 million (4.0% of total net sales) in the first nine months of 2009.

Water Transmission gross profit increased $6.8 million, or 1,616%, to $7.2 million (12.2% of segment net sales) in the third quarter of 2010 from $0.4 million (0.9% of segment net sales) in the third quarter of 2009 and $5.7 million, or 43.2%, to $18.9 million (11.2% of segment net sales) in the first nine months of 2010 from $13.2 million (8.2% of segment net sales) in the first nine months of 2009. Our gross profit was impacted by the higher sales discussed above and fluctuations in materials cost per ton, including steel. Our Water Transmission materials cost per ton increased by 11% in the third quarter of 2010 compared to the third quarter of 2009, and decreased 5% in the first nine months of 2010 compared to the first nine months of 2009. In the third quarter of 2010, Water Transmission gross profit includes a nonrecurring decrease in our health care costs of $0.6 million. In addition, the increase in gross profit from the prior year was partly due to the impacts of an inventory lower of cost or market adjustment, which increased by $3.2 million in the third quarter of 2009 compared to a nominal change in the third quarter of 2010. The lower of cost or market adjustment increased $3.1 million in the first nine months of 2009 compared to a decrease of $0.4 million in the first nine months of 2010.

Gross profit from Tubular Products increased to $4.2 million (7.9% of segment net sales) in the third quarter of 2010 from a loss of $2.7 million (-18.7% of segment net sales) in the third quarter of 2009 and increased to $7.4 million (6.1% of segment net sales) in the first nine months of 2010 from a loss of $4.6 million (-8.8% of segment net sales) in the first nine months of 2009. As noted above, demand for our tubular products increased significantly, particularly for our energy products which had minimal sales revenue of $1.1 million in the third quarter of 2009 and increased 3,057% to $36.0 million in the third quarter of 2010 and increased to $70.5 million in the first nine months of 2010 from $8.8 million in the same period of 2009. The significant increase in volume contributed to the increase in gross profit in 2010, as the market conditions led to higher production which allowed us to recover more of our fixed costs than in the same periods in 2009. The increased margins were partially offset by higher steel costs per ton of 21% in the third quarter of 2010 compared to the third quarter of 2009 and 13% in the first nine months of 2010 compared to the first nine months of 2009. The increase in gross profit from the prior year was also impacted by our inventory lower of cost or market adjustment, which increased by $2.0 million in the third quarter of 2009 compared to a $0.6 million decrease in the third quarter of 2010. The lower of cost or market adjustment increased $2.0 million in the first nine months of 2009 compared to a decrease of $0.6 million in the first nine months of 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $8.0 million (7.1% of total net sales) in the third quarter of 2010 from $5.2 million (8.4% of total net sales) in the third quarter of 2009 and increased to $21.3 million (7.3% of total net sales) in the first nine months of 2010 from $14.5 million (6.8% of total net sales) in the first nine months of 2009. In the third quarter of 2010 as compared to the third quarter of 2009, professional fees increased $2.1 million, primarily associated with the investigation of certain accounting matters. In addition, tubular products sales commission expense increased $0.5 million with the increase in tubular products sales volume and annual wage increases added another $0.4 million. In the first nine months of 2010 as compared to the first nine months of 2009, professional fees increased $5.3 million, primarily associated with the investigation of certain accounting matters. In addition, tubular products sales commission expense increased $1.0 million with the increase in tubular products sales volume, and annual wage increases added another $0.6 million.

Interest expense. Interest expense was $2.2 million in the third quarter of 2010 and $1.1 million in the third quarter of 2009 and $5.5 million in the first nine months of 2010 and $3.6 million in the first nine months of 2009. Higher average borrowings and higher average interest rates increased interest expense in the third quarter of 2010 compared to the third quarter of 2009. Although average borrowings were approximately the same in the first nine months of 2010 and 2009, higher average interest rates led to increased interest expense.

Income Taxes. The tax provision was $0.7 million in the third quarter of 2010, which reflects an effective tax rate of 49.8%, which exceeds our statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the year 2010. The tax provision was $0.2 million for the first nine months of 2010 (an effective tax rate of 40.7%). When pre-tax earnings move between loss and income positions, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in those situations.

The tax benefit for the third quarter of 2009 was $3.1 million (an effective tax rate of 36.1%), while the year to date 2009 tax benefit was $3.2 million (an effective tax rate of 37.3%).

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2010 is presented in our condensed consolidated statements of cash flows contained in this September Form 10-Q, and is further discussed below.

As of September 30, 2010, our working capital (current assets minus current liabilities) was $169.2 million as compared to $122.3 million as of December 31, 2009.

Net cash used in operating activities in the first nine months of 2010 was $35.5 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first nine months of 2010 was $16.5 million, primarily for capital expenditures. The most significant capital project incurring costs in the first nine months of 2010 was the preparation of the facility in Bossier City, Louisiana to manufacture oil country tubular goods.

Net cash provided by financing activities in the first nine months of 2010 was $52.0 million, which resulted primarily from net borrowings of $57.1 million under our Credit Agreement, partially offset by long-term debt payments of $4.3 million.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at September 30, 2010: a $125.0 million Credit Agreement, under which $76.5 million was outstanding; $8.6 million of Series A Term Note, $6.0 million of Series B Term Notes, $7.1 million of Series C Term Notes and $3.2 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

During the first 10 months of 2010, we entered into amendments to our Amended and Restated Credit Agreement (“Credit Agreement”) and Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement to $110 million in June 2010 from $150 million at December 31, 2009, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. Once the Company delivers to the lenders its financial statements and Compliance Certificate for the period ended September 30, 2010, the availability will increase to $117.5 million. Upon delivery of the March 31, 2011 Compliance Certificate, amounts available under our Credit Agreement will increase to $125 million. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. At September 30, 2010, we had $76.5 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 5.40%. At September 30, 2010, we had an additional net borrowing capacity under the credit facility of $14.8 million.

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

We had $8.9 million of capital leases outstanding at September 30, 2010, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital leases is 5.72%.

Our capital lease outstanding as of September 30, 2010 includes an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of September 30, 2010, $2.7 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. Our 2009 operating results led us to commence discussions in the fourth quarter of 2009 with our bank creditors to obtain waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010. As a result of these discussions, covenant waivers were obtained and we entered into amendments to our Credit Agreement and Note Purchase Agreement.

The amendments changed the definition, method of application and amounts of the covenants related to the Consolidated Fixed Charge Coverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Total Leverage Ratio, Consolidated Tangible Net Worth, Asset Coverage Ratio, Minimum Consolidated EBITDA, and Maximum Consolidated Rental and Operating Lease Expense. The results of our financial covenants as of September 30, 2010 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 12.75:1.0. Our ratio as of September 30, 2010 is 6.36:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 12.75:1.0. Our ratio as of September 30, 2010 is 6.36:1.0.

•	The Consolidated Tangible Net Worth must be greater than $193.3 million. Our tangible net worth as of September 30, 2010 is $225.7 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of September 30, 2010 is 1.7:1.0.

•	The Minimum Consolidated EBITDA cannot be less than $3.6 million for the quarter ended September 30, 2010. Our Consolidated EBITDA is $7.1 million.

In accordance with the requirements, the Maximum Consolidated Rental and Operating Lease Expense will next be calculated as of December 31, 2010 and the Consolidated Fixed Charge Coverage Ratio will next be calculated as of June 30, 2011. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our amended covenants in 2010.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. For the nine months ended September 30, 2010, there has been no material change in market risk factors.

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

In connection with the preparation of this September 2010 Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Management’s Report on Internal Control over Financial Reporting

In connection with management's assessment of our internal control over financial reporting described in our 2009 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of September 30, 2010:

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

The material weaknesses described above resulted in misstatements of the aforementioned accounts and disclosures that resulted in a material misstatement in our previously issued annual and interim consolidated financial statements.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2010.

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

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting; however, we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 5 to the Condensed Consolidated Financial Statements, Part I - Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item  1.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.2	Sixth Amendment to Amended and Restated Credit Agreement dated July 30, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.3	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2010

NORTHWEST PIPE COMPANY

By:	/s/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/s/ STEPHANIE J. WELTY
Stephanie J. Welty
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)