Form 10-K
period 2010-12-31
NORTHWEST PIPE CO
filed 2011-03-22
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $149,812,283 as of June 30, 2010 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2011 was 9,305,468 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2010 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I—Item 1A “Risk Factors.” Such forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 2010 Form 10-K. If we do update one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

i

PART I

Item 1.	Business

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, industrial and traffic signpost systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. With a history that dates back more than 100 years, we have established a leading position based on a strong, widely recognized reputation for quality and service and an extensive array of product offerings. Our manufacturing facilities in North America are strategically located to provide us with broad geographic coverage of our target markets, giving us competitive advantages in serving our customers. We have also invested in an unconsolidated subsidiary, Northwest Pipe Asia, located in Singapore.

We manufacture water infrastructure products through our Water Transmission Group, which in 2010, 2009 and 2008 generated approximately 57%, 76%, and 63%, respectively, of our net sales. We market our water infrastructure products through an in-house sales force. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions. We believe the need for new water infrastructure, upgrades, repairs and replacements will continue to be a significant demand factor for us.

In addition to manufacturing water infrastructure products, we also manufacture a broad array of small-diameter, electric resistance welded (“ERW”) steel pipe and other welded steel pipe products through our Tubular Products Group, which in 2010, 2009, and 2008 generated approximately 43%, 24% and 37%, respectively, of our net sales. Tubular products are marketed through a network of direct sales force personnel and sales agents. Our Tubular Products Group has the capability to manufacture steel pipe for use in a wide range of applications, including energy, construction, agricultural, industrial, and traffic signpost systems.

Our Industries

Water Transmission. The U.S. market for water delivery equipment and systems is estimated to be approximately $14 billion annually. Within this market, we focus on engineered pipeline systems that utilize large-diameter, high-pressure steel pipe. In addition to these water infrastructure applications, our Water Transmission Group manufactures products for certain structural piling applications and in-plant pipeline systems for power plants and other industrial applications. We believe the current addressable market for the products sold by our Water Transmission Group will total approximately $1.5 billion over the next three years. Our core market is the large-diameter, high-pressure portion of the pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households.

A combination of population growth, movement to new population centers, dwindling supplies from developed water sources, substantial underinvestment in water infrastructure over the past several decades, and an increasingly stringent regulatory environment are driving demand for water infrastructure projects in the United States. These trends are increasing the need for new water infrastructure as well as the need to upgrade, repair and replace existing water infrastructure. While we believe this offers potential for increased demand for our water infrastructure products and other products related to water transmission, we also expect current governmental and public water agency budgetary pressures will impact near-term demand.

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

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including energy, construction, agricultural, industrial and traffic signpost systems. In 2009, the tubular products industry experienced an oversaturation of imported pipe and a collapse of natural gas prices in a very short time frame. In addition, non-residential construction declined. These factors had a severe negative impact on all of our tubular products. However, with trade cases limiting the importations of energy pipe, the energy pipe business, including line pipe and oil country tubular goods has substantially improved. Anticipating the market improvement, we finalized installation of a pipe mill repositioned from our Portland, Oregon facility to our Bossier City, Louisiana facility in the fourth quarter of 2009. This equipment provides expanded production for the energy market, namely, oil country tubular goods. In 2010, we began production of pipe for the oil country tubular goods market at this plant. During 2009, we also redirected the focus of our Houston, Texas plant from mechanical tubing to energy pipe production and began production of energy pipe there in April 2010.

Our emphasis on energy products reflects the strong demand from the energy markets. Oil and natural gas rig counts in the U.S. are up approximately 30% from a year ago. Approximately one half of the rigs are drilling for natural gas and the other half are drilling for oil. This is a change from a year ago when approximately 80% of the rigs were drilling for natural gas. The shift to oil drilling reflects the increase in oil prices, which recently broke the $100 per barrel mark. In comparison, natural gas prices have remained relatively steady for the past two years, due in part to higher natural gas production levels, particularly from shale rock drilling. While natural gas prices have remained steady, 2010 natural gas production levels hit its highest point in almost 40 years and production is expected to stay strong according to the U.S. Energy Information Administration.

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

Tubular Products. Our tubular products range in size from 1.5 inches to 16 inches in diameter with wall thickness from 0.035 inches to 0.375 inches. These products are typically sold to distributors or Original Equipment Manufacturers (OEMs) and are used for a wide variety of applications, including energy, construction, industrial, agriculture, traffic signpost systems and other commercial and industrial uses.

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

Tubular Products. Our tubular products are marketed through a network of direct sales force personnel and sales agents in the United States and Canada. Our tubular product facilities are located in Kansas, Texas, and Louisiana. Our marketing strategy focuses on quality, customer service and customer relationships. Our tubular products are primarily sold to distributors, although to a lesser extent we also sell to OEMs. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

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

Technology. Advances in technology help us produce high quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

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

Product Liability. The manufacturing and use of our products involves a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages, including consequential damages. We warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in the amount of $52 million, which we believe to be adequate. Historically, product liability claims against us have not been material. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Binding orders received by us may be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2010, our backlog of orders was approximately $258 million. Our Water Transmission segment accounted for approximately 78% of this total backlog of orders, and included backlog from one project of $48.3 million. Binding contracts had been executed for approximately 90% of the Water Transmission backlog as of February 28, 2011. At December 31, 2009, our backlog of orders was approximately $222 million. Our Water Transmission segment accounted for approximately 90% of this total backlog of orders, and included backlog from one project of $55.3 million. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

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

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, quality, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with Lindsay Corporation, Valmont Industries, Inc., Tex Tube, TMK Ipsco, Tenaris, U.S. Steel, Boomerang Tube, Allied Tube and Conduit Corp. and John Maneely Company, as well as foreign competitors.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including storm water); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, storm-water run-off and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed under “Legal Proceedings” below. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Employees

As of December 31, 2010, we had approximately 1,200 full-time employees. Approximately 26% were salaried and approximately 74% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2010 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2010 Form 10-K, in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to the State of Our Internal Control Over Financial Reporting.

Our Audit Committee and management have identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods. The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of December 31, 2010, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this 2010 Form 10-K in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a further restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have work remaining to remedy the material weaknesses in our internal control over financial reporting. We have developed a remediation plan for the identified material weaknesses, and this work will continue during fiscal year 2011. There can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. We will rely upon additional interim control procedures prescribed by management, including the use of manual mitigating control procedures and the utilization of external consultants, to fairly state our financial statements in all material respects. However, the establishment of these interim controls does not provide the same degree of assurance as a Company remediated control environment. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and management’s time to comply with applicable requirements. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II—Item 9A, “Controls and Procedures” of this 2010 Form 10-K.

Matters relating to or arising from our Audit Committee investigation of certain accounting matters, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations. In 2010, we concluded an investigation conducted by the Audit Committee of the Board of Directors with the assistance of independent professionals retained by the Audit Committee, the focus of which related to certain accounting matters, including certain revenue recognition practices. In addition, at the direction of the Audit Committee, an external consulting firm was retained to assist in performing certain related analyses of our accounting practices and previously issued consolidated financial statements. As previously disclosed, based upon its consideration of the issues identified in the Audit Committee investigation and the related accounting analyses, the Audit Committee concluded that certain of our previously issued consolidated financial statements contained material errors and restated such consolidated financial statements. We continue to incur significant additional expenses with regard to these matters and our remediation efforts. In addition, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as well as senior members of our finance and accounting departments, have spent substantial amounts of time and effort with regard to the investigation and related accounting analyses, the previous restatement and related matters. The significant amount of time and effort spent by our management team on these matters has diverted, and is expected to continue to divert, their attention from the operation of our business. The expenses incurred, and expected to be incurred, on the investigation, the restatement and related matters, and the diversion of the attention of the management team which has occurred and is expected to continue, has, and could continue to have, a material adverse effect on our business, financial condition, results of operations or cash flows.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital. We did not file our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), nor the Form 10-Q for the third quarter of 2009 and the first and second quarters of 2010, within the timeframe required by the SEC. Because of this recent period in which we were not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. Until November 4, 2011, one year after the date we regained compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks Related to the Pending SEC Investigation and Pending Litigation

The SEC’s formal investigation and pending putative securities class action and derivative litigation have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows. As further described in Part I—Item 3, “Legal Proceedings” of this 2010 Form 10-K, we were advised by the staff of the SEC Enforcement Division that the SEC has commenced a formal investigation. As also further described in Part I—Item 3, “Legal Proceedings” of this 2010 Form 10-K, several lawsuits, including two putative shareholder class action complaints (that have since been consolidated into one action) and one putative derivative complaint have been filed against us and certain of our current and former officers and directors arising out of our announcement of the Audit Committee investigation and related matters. We have incurred significant professional fees and other costs in responding to the SEC investigation and in defending against the lawsuits. We expect to continue to incur significant professional fees and other costs in responding to the SEC investigation and in defending against these lawsuits. If we do not prevail in one or more of these lawsuits, we may be required to pay a significant amount of monetary damages. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, while we believe we have made appropriate judgments in determining the correct adjustments in preparing our restated consolidated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated. In addition, our Board of Directors, management and employees have expended a substantial amount of time on the SEC investigation and pending litigation, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Continuing negative publicity may have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of the ongoing SEC investigation and shareholder and derivative litigation and related matters, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

Risks Related to Our Financial Condition

Our significant debt obligations and the restrictions under which we operate as a result of our debt obligations could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2010, we had approximately $100.3 million of outstanding debt and capital lease obligations.

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

We will need to substantially increase working capital as market conditions and customer order levels improve. As market conditions and customer order levels improve we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, availability under our credit agreement, which was amended in 2010, is limited to $117.5 million as of December 31, 2010. We may not have sufficient availability under this agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our exposure to the energy market is growing. Products serving the energy market, including line pipe and oil country tubular goods, comprised over 75% of the backlog in the Tubular Products Group at

December 31, 2010. Sales of these products are tied to the exploration, development, and production of natural gas and oil reserves. Factors affecting the profitability of exploration and production of hydrocarbons such as the price of oil and gas will have an effect on the market for energy pipe products. The current outlook remains consistent with stable levels of exploration and production activity, but a decline in this activity could adversely affect our business. The energy market has a history of extreme volatility, and for 2010, sales of our energy pipe products increased by 595% compared to 2009 while sales of our energy pipe products fell by 79% in 2009 compared to 2008. We cannot provide assurance that there will not be similar volatility in the future, which would have an adverse effect on our business, financial position, results of operations, or cash flows.

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

A downturn in government spending related to public water transmission projects would adversely affect our business. Our water transmission business accounted for approximately 57% of our net sales in 2010. Our water transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel in December 2007 was approximately $610. It rose to approximately $1,160 per ton in September 2008 and fell to approximately $550 per ton in May 2009. We were able to purchase steel for approximately $730 per ton in July 2010 and $610 per ton in December 2010. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

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

Our backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Our backlog as of December 31, 2010 was $258 million, which included one project with backlog of $48.3 million. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our ten operating facilities as of December 31, 2010:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	106,000	60	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	182,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	4 electric resistance mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 spiral mills
Saginaw, Texas (2 facilities)	170,000	50	Water transmission	1 spiral mill
Pleasant Grove, Utah	87,000	40	Water transmission	2 spiral mills
Monterrey, Mexico	40,000	5	Water transmission	Multiple line fabrication capability
Bossier City, Louisiana	180,000	25	Tubular products	1 electric resistance mill

As of December 31, 2010, we owned all of our facilities except for our Pleasant Grove facility, one of our Saginaw, Texas facilities, and property adjacent to our Oregon facility, which are leased.

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

Class Action and Derivative Lawsuits

On November 20, 2009, a complaint against us, captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL, was filed in the United States District Court for the Western District of Washington. The

plaintiff is allegedly a purchaser of our stock. In addition to the Company, Brian W. Dunham, our former President and CEO, and Stephanie J. Welty, our former CFO, are named as defendants. The complaint alleges that defendants violated Section 10(b) of the Exchange Act by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased our stock during the same period and seeks damages for losses caused by the alleged wrongdoing.

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

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants did not need to respond immediately to either of the two outstanding complaints, and that a consolidated amended complaint would be filed within 45 days of us having completed the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and our 2009 Form 10-K with the SEC. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. Under the scheduling order currently in effect, briefing on those motions will conclude by May 24, 2011. We intend to vigorously defend ourselves against these claims. This securities litigation is at an early stage and, at this time, it is not possible to predict its outcome. Therefore, we have not accrued any charges related to this litigation.

On March 3, 2010, the Company was served with a derivative complaint, captioned Ruggles v. Dunham et al., No. C10-5129 RBL, and filed in the United States District Court for the Western District of Washington. The plaintiff in this action is allegedly a current shareholder. The Company is a nominal defendant in this litigation. Plaintiff seeks to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims is that defendants breached fiduciary duties to the Company by causing the Company to make improper statements between April 23, 2008 and August 7, 2009. Plaintiff seeks to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

Neither the Company nor the defendants are required to respond to the current complaint. Pursuant to an agreement among the parties, the Court on February 15, 2011, entered an Order staying the Ruggles action until after the same Court has ruled on the motions to dismiss the securities class action described above. Any amended complaint in the Ruggles action would be due within 45 days after such a ruling. It should also be noted that derivative claims by their nature do not seek to recover damages from us, but purport instead to seek to recover damages for the benefit of us. This litigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, we have not accrued any charges related to this litigation.

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

Other Matters

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and over 100 other parties have been notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of December 2010, more than 280 potentially responsible parties on and nearby the river have been asked to file information disclosure reports with the EPA. By agreement with the EPA, the ODEQ is charged with ensuring that all upland sites have “source control” to prevent future contamination to the river. A remedial investigation and feasibility study of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final remediation investigation is expected to be completed in 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in 2011.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOC’s is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 90 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested the Company to revise its Remedial Investigation/Source Control Evaluation Report to include recent information available related to nearby properties. ODEQ approved the Company’s remediation plan in August 2010.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified small amounts of polynuclear aromatic compounds and polychlorinated biphenyls and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentrations of polynuclear aromatic compounds, polychlorinated biphenyls and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs in 2009 and made certain paving improvements at the Portland facility. Total spending on environmental capital projects at the Portland facility was $0.1 million in 2010 and $0.6 million in 2009. In June 2009, under the ODEQ Agreement, we submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. We are working with the City of Portland and the ODEQ to facilitate further soil and storm water source control measures. Expected expenditures in 2011 are approximately $1.9 million to address these issues.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2010.

We operate our facilities under numerous governmental permits and licenses relating to air emissions, storm water run-off, and other environmental matters. Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. We believe we are in material compliance with our permits and licenses and these laws and regulations, and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Executive Officers of the Registrant

Information regarding the Company’s executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III, Item 10, of this Form 10-K and is incorporated herein by reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq for each quarter in the years ended December 31, 2010 and 2009 were as follows.

	Low	High
2010
First Quarter	$19.44	$29.19
Second Quarter	17.95	25.17
Third Quarter	14.62	19.92
Fourth Quarter	17.00	24.65

2009
First Quarter	$22.15	$46.29
Second Quarter	27.17	41.98
Third Quarter	30.54	40.47
Fourth Quarter	24.80	35.56

There were 65 shareholders of record and approximately 5,175 beneficial shareholders at November 12, 2010. There were no cash dividends declared or paid in fiscal years 2010 or 2009, and we do not intend to pay cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Old Peer Group was comprised of the following companies: Ameron International Corporation, Insituform Technologies and Lindsay Corporation. The New Peer Group is comprised of Ameron International Corporation, Lindsay Corporation and Valmont Industries, Inc. We created the New Peer Group because we believe that the companies included have lines of business and/or market capitalization more comparable to ours than companies in the Old Peer Group.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Old Peer Group	New Peer Group
December 31, 2005	100.00	100.00	100.00	100.00
December 31, 2006	125.64	118.37	153.37	168.49
December 31, 2007	146.26	116.51	179.13	268.43
December 31, 2008	159.23	77.15	129.23	172.49
December 31, 2009	100.37	98.11	146.68	211.67
December 31, 2010	89.80	124.46	188.45	258.90

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2010 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five years and should be read in conjunction with Part II, Item 8, “Financial Statements and Supplementary Data,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$386,750	$278,654	$451,419	$364,314	$329,032
Gross profit	32,998	11,686	84,587	48,453	41,891
Net (loss) income	(1,434)	(7,277)	31,338	11,919	14,348
Basic earnings (loss) per share	(0.15)	(0.79)	3.43	1.33	2.01
Diluted earnings (loss) per share	(0.15)	(0.79)	3.35	1.29	1.93

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$155,180	$122,344	$192,385	$160,885	$152,964
Total assets	435,205	391,237	470,280	413,821	401,478
Long-term debt and capital lease obligations, less current portion	93,517	51,722	114,444	93,336	90,915
Stockholders’ equity	245,646	246,299	252,504	218,187	201,644

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 2010 Form 10-K contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part 1—Item 1A “Risk Factors.” Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2010 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, industrial and traffic signpost systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. We also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 57% of net sales in 2010. In February 2009, we announced a temporary shutdown of our Utah facility. We installed a new mill at that facility and resumed operations in June 2010. We have also invested in an unconsolidated subsidiary, Northwest Pipe Asia, located in Singapore that produces steel pipe mills.

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

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and starting in 2010 Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, industrial, construction, agriculture, and traffic signpost systems, which are sold to distributors and used in many different applications. Our Tubular Products Group generated approximately 43% of our net sales in 2010. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. We currently believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products which includes line pipe and oil country tubular goods.

Our Current Economic Environment

We are monitoring the current economic environment, and we believe there are substantial growth opportunities based on key factors impacting demand for our products. Although the recent economic slowdown had the biggest impact on our Tubular Products Group, the recovery of the energy markets has had a positive impact on our Tubular Products business, as oil and natural gas exploration and production companies continue to restart rig operations and increase explorations. Additionally, in April 2010, the U.S. Department of Commerce imposed tariffs on oil country tubular goods imported from China. Chinese steel suppliers recently held as much as 50% of the oil country tubular goods import market. With regard to our Water Transmission Group, we operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near term, we expect strained governmental and water agency budgets will impact the Water Transmission group. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Management Estimates:

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition, allowance for doubtful accounts, depreciation and amortization, goodwill, accrued liabilities, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

We begin recognizing revenue on a project when we have persuasive evidence of an arrangement and project costs are incurred. Costs may be incurred before we have persuasive evidence of an arrangement. In those cases, if we believe we will obtain persuasive evidence of an arrangement and if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product warranty claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write off a receivable account once the account is deemed uncollectible for reasons such as a bankruptcy filing, deterioration in the customer’s financial position, contract dispute or other similar events. We believe the reported allowances at December 31, 2010 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Goodwill:

Goodwill related to our Tubular Products Group, one of our operating segments and reporting units, represents the excess of cost over the assigned value of the net assets in connection with the segment’s acquisitions. Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Tubular Products Group below its carrying amount. Fair value of the Tubular Products Group’s goodwill is determined with consideration of the income, market, and cost approaches as applicable.

For 2010 and 2009, fair value of goodwill was estimated under the income approach and the market approach. We do not utilize the cost approach as relevant data is not available. We utilize an average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available.

The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The key assumptions in the discounted cash flow analysis are the long-term growth rate, the discount rate, and the annual free cash flow. The discount rate used for 2010 was 13.1% which reflects the Company’s estimated weighted average cost of capital. The market approach is based upon historical and forward-looking measures using multiples of revenue and a price-to-book ratio. The forward-looking measures are more heavily weighted than the historical measures.

We also utilize a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular operating segment. The valuation of the Tubular Products Group significantly exceeded its carrying value at December 31, 2010. Accordingly, no further valuation of the segment was necessary. If our assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges will be recorded, resulting in lower profits. The operations of the Tubular Products Group are cyclical and its sales and profitability may fluctuate from year to year. In the evaluation of our operating segment, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

Due to the nature of our manufacturing process and the equipment used in the process, our machinery and equipment assets are long-lived and the risk of obsolescence is low. Each of our facilities has equipment that is interchangeable, as the same product can, for the most part, be produced at any one of our facilities.

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions made by us, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. At December 31, 2010, the inventory balance of $83.4 million is reported net of lower of cost or market adjustments totaling $4.5 million. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

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

	Year Ended December 31,
	2010	2009	2008
Net sales:
Water transmission	57.2%	75.5%	62.8%
Tubular products	42.8	24.5	37.2

Total net sales	100.0	100.0	100.0
Cost of sales	91.5	95.8	81.3

Gross profit	8.5	4.2	18.7
Selling, general and administrative expenses	7.2	7.2	6.0

Operating (loss) income	1.3	(3.0)	12.7
Other (income) expense	(0.1)	(0.7)	0.1
Interest income	(0.2)	(0.3)	(0.0)
Interest expense	2.0	1.9	1.5

(Loss) income before income taxes	(0.4)	(3.9)	11.1
(Benefit) provision for income taxes	(0.0)	(1.3)	4.2

Net (loss) income	(0.4)%	(2.6)%	6.9%

Segment gross profit (loss) as a percentage of net sales:
Water transmission	9.3%	7.7%	16.7%
Tubular products	7.4	(6.5)	22.2

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales. Net sales increased by $108.1 million to $386.8 million in 2010 from $278.7 million in 2009. No single customer accounted for 10% or more of total net sales in 2010 or 2009.

Water Transmission sales increased 5.2% to $221.3 million in 2010 from $210.4 million in 2009. The increase in net sales was due to a 15% increase in tons produced partially offset by a 9% decrease in the selling price per ton. The increase in volume represents a return to 2008 operating levels after a low volume year in 2009 in industrial and municipal water transmission projects. Approximately one-half of the increased production resulted from the restart of our Pleasant Grove facility during 2010. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes. The decrease in selling prices per ton was due to a decline in steel costs. Lower steel costs generally lead to lower contract values. Steel costs are discussed further in the gross profit analysis.

Tubular Products sales increased 142.5% to $165.5 million in 2010 from $68.3 million in 2009. The sales increase was due to a 150% increase in tons sold partially offset by a 3% decline in selling price per ton. The most significant increase in demand was the result of increases in oil and natural gas drilling operations, with energy pipe representing 91% of the total Tubular Product volume increase. With the increase in demand, we installed manufacturing equipment in our Bossier City, Louisiana facility in 2010, increasing our capacity for energy pipe. While demand increased, selling prices per ton decreased as the volume of imported energy pipe increased early in 2010. As trade cases took effect in 2010, the volume of imported energy pipe decreased in the second half of 2010 which caused sales prices per ton to rise, reversing most of the sales price decrease earlier in the year. In 2010, energy pipe sales volume increased 707% compared to 2009.

Gross profit. Gross profit increased 182.4% to $33.0 million (8.5% of total net sales) in 2010 from $11.7 million (4.2% of total net sales) in 2009.

Water Transmission gross profit increased 28.3% to $20.7 million (9.3% of segment net sales) in 2010 from $16.1 million (7.7% of segment net sales) in 2009. The increase in gross profit from the prior year was due to increased production volume which lowered unit costs in 2010 as compared to 2009. In addition, our Water Transmission materials cost per ton, including steel, decreased in 2010 by approximately 16% from 2009. We anticipate gross margin to increase slightly in 2011 compared to 2010, as the remaining lower-margin projects awarded in 2009 which flowed through the 2010 income statement will have less impact in 2011.

Gross profit from Tubular Products increased 378.6% to $12.3 million (7.4% of segment net sales) in 2010 from a loss of $4.4 million (-6.5% of segment net sales) in 2009. As noted above, demand for our tubular products increased significantly, particularly for our energy products which had sales revenue of $14.4 million in 2009 and increased to $100.2 million in 2010. The significant increase in volume contributed to the increase in gross profit in 2010, as market conditions led to higher production which reduced our fixed costs per ton, although this was partially offset by higher steel costs per ton of 10% in 2010 compared to 2009. The increase in gross profit from the prior year was also impacted by our inventory lower of cost or market adjustment, which decreased $1.4 million in 2010.

Additional information regarding our exposure to volatile steel prices is set forth in Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Selling, general and administrative expenses. Selling, general and administrative expenses increased 39.3%, to $28.0 million (7.2% of net sales) in 2010 from $20.1 million (7.2% of net sales) in 2009. The increase of $7.9 million as compared to the prior year consisted of an increase in professional fees of $5.8 million associated with the Audit Committee investigation of certain accounting matters, an increase of $1.3 million in tubular products sales commission expense, and an increase of approximately $0.6 million in severance costs related to the departure of our President in October 2010.

Other (Income) Expense. Other income decreased primarily due to decreased equity earnings in Northwest Pipe Asia, partially offset by insurance proceeds related to a fire at our Pleasant Grove facility.

Interest expense. Interest expense increased to $7.9 million in 2010 from $5.1 million in 2009. The increase in interest expense was a result of higher average borrowings at higher average interest rates.

Income taxes. Our effective tax benefit rate was 8.9% and 32.7% in 2010 and 2009, respectively. The decrease in the benefit rate was primarily attributable to a reduction in 2010 of previously claimed manufacturing deductions under Internal Revenue Code Section 199. Due to the anticipated carryback of our tax loss for 2010 to prior years, we are required to forego the manufacturing deductions taken in those prior years. Our effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not necessarily meaningful in all situations.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 26.2%, to $20.1 million (7.2% of net sales) in 2009 from $27.2 million (6.0% of net sales) in 2008. The decrease of $7.1 million as compared to the prior year consisted of a decrease of $2.5 million in wages, bonus and benefit expense as a result of weaker financial performance, a decrease of $1.0 million in tubular products sales commission expense, a decrease of approximately $1.4 million in travel, entertainment and other administration expenses as a result of cost containment measures, and a decrease of approximately $1.0 million in outside services and professional fees. In addition, we incurred a loss of $0.8 million on retired assets in 2008. These decreases were partially offset by an increase in professional fees of $1.3 million associated with the Audit Committee investigation of certain accounting matters.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2010 is presented in our consolidated statements of cash flows contained in this 2010 Form 10-K, and is further discussed below.

As of December 31, 2010, our working capital (current assets minus current liabilities) was $155.2 million as compared to $122.3 million as of December 31, 2009. Cash and cash equivalents totaled $51,000 as of December 31, 2010 and $31,000 as of December 31, 2009. Net cash used in operating activities in 2010 was $22.2 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the water transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in 2010 was $19.7 million, primarily related to capital expenditures of $18.6 million. The most significant capital projects in 2010 were the new mill installation at our Water Transmission’s Utah facility and preparation and installation of manufacturing equipment in our Bossier City, Louisiana facility to manufacture oil country tubular goods. Capital expenditures in 2011 are expected to be approximately $16 million to $18 million for standard capital replacement and recently announced strategic investment projects. These include an expansion at our Atchison, Kansas facility that will increase its production capacity by more than 50%, improve productivity and enable the facility to produce product up to 0.375 inch wall. In addition, we are upgrading our Houston, Texas mill to facilitate production of 2-3/8 and 2-7/8 inch tubing with physical properties suitable for heat treating.

Net cash provided by financing activities in 2010 was $41.9 million, primarily due to a $48.6 million net increase in our line of credit, partially offset by a decrease in long-term debt balances outstanding of $5.7 million and payment of debt amendment costs of $3.4 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long-term debt during 2011. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. See the discussion below under “Line of Credit and Long-Term Debt” for a discussion of recent developments regarding compliance with the terms of our credit agreements. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at December 31, 2010: a $125.0 million Amended and Restated Credit Agreement, under which $68.0 million was outstanding; $8.6 million of Series A Term Note, $6.0 million of Series B Term Notes, $5.7 million of Series C Term Notes; and $3.2 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

At December 31, 2010, we had $68.0 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 5.06%. Under amendments to the Company’s Amended and Restated Credit Agreement, the amount available to borrow under the line of credit is limited by the lender to $117.5 million at December 31, 2010, until delivery of the March 31, 2011 Compliance Certificate, upon which amounts available will increase to $125.0 million. The Company had additional net borrowing capacity under the line of credit of $38.3 million at December 31, 2010.

The Series A Term Note in the principal amount of $8.6 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $6.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $5.7 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $3.2 million mature on January 24, 2015 and require annual payments in the amount of $644,000 plus interest of 9.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had an $8.8 million capital lease outstanding at December 31, 2010, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital lease is 5.70%.

Our capital lease outstanding as of December 31, 2010 consists of an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of December 31, 2010, $2.7 million was held in the escrow account, which is included in Other Assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Term Notes and our capital lease place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Term Notes, and our capital lease require us to be in compliance with certain financial covenants. Our 2009 operating results led us to commence discussions in the fourth quarter of 2009 with our bank creditors to obtain waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010. As a result of these discussions, covenant waivers were obtained and we entered into amendments to our Amended and Restated Credit Agreement and Amended and Restated Note Purchase and Private Shelf Agreement during 2010.

The amendments changed the definition, method of application and amounts of the covenants related to the Consolidated Fixed Charge Coverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Total Leverage Ratio, Consolidated Tangible Net Worth, Asset Coverage Ratio, Minimum Consolidated EBITDA, and maximum Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio. In accordance with the requirements, the Consolidated Fixed Charge Coverage Ratio will next be calculated as of June 30, 2011. The results of our financial covenants as of December 31, 2010 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 7.5:1.0. Our ratio as of December 31, 2010 is 4.80:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 7.5:1.0. Our ratio as of December 31, 2010 is 4.80:1.0.

•	The Consolidated Tangible Net Worth must be greater than $193 million. Our tangible net worth as of December 31, 2010 is $224 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of December 31, 2010 is 1.9:1.0.

•	The Minimum Consolidated EBITDA cannot be less than $9.4 million as of December 31, 2010. Our Consolidated EBITDA is $11.7 million.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of December 31, 2010 is 1.6%.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our amended covenants in 2011.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2010 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit agreement	$68,000	$—	$68,000	$—	$—
The Term Notes	23,500	5,714	11,428	6,358	—
Capital lease	8,818	1,087	2,367	2,653	2,711
Operating leases	20,741	4,666	8,353	6,059	1,663
Interest payments (1)	6,729	2,562	3,187	829	151

Total obligations	$127,788	$14,029	$93,335	$15,899	$4,525

(1)	These amounts represent future interest payments related to our debt obligations, excluding the Credit Agreement.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $125,000 in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 14 in Part II—Item 8, “Financial Statements and Supplementary Data” of the Consolidated Financial Statements.

We also have entered into stand-by letters of credit that total approximately $11.2 million as of December 31, 2010. The stand-by letters of credit relate to financing arrangements and workers’ compensation insurance. Due to the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of

Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

Steel comprises approximately 30% to 40% of Water Transmission project costs. As steel represents a substantial portion of our cost of sales, we generally place orders for steel as soon as possible after a project is awarded. Most projects are awarded within thirty to ninety days of the bid date, and thus we are subject to some market fluctuations involving steel. In order to minimize our risk exposure to steel volatility, we typically submit bids based on general assumptions of what the price of steel will be once we receive a purchase order or contract. In addition, we typically order steel at the beginning of the project in order to minimize our risk exposure to fluctuations in steel prices.

By contrast, steel comprises approximately 70% to 80% of total product costs for Tubular Products. Historically, we have been able to adjust our selling prices to reflect fluctuations in our cost of steel; however, we are exposed to volatile steel prices in those instances in which we carry steel inventory that is not already assigned to sales orders. To minimize this risk, we monitor steel inventory and purchasing actions. If steel costs were to decline after December 31, 2010, our Tubular Products division would have very little steel inventory exposed to the risk of declining gross margins.

Interest Rate Risk

Our debt at December 31, 2010 bears interest at both fixed and variable rates. At December 31, 2010, approximately $68.0 million of our debt accrues interest at a variable rate as compared to $19.4 million at December 31, 2009. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 10% change in interest rates would not have a material impact on our interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. As of December 31, 2010, the total notional amount of these derivative contracts was CAD$16.3 million (US$16.4 million), of which we applied hedge accounting to CAD$15.0 million (US$15.1 million). At December 31, 2010, one of the Company’s contracts with a notional value of CAD$1.4 million (US$1.4 million) had a remaining maturity of 21 months. As of December 31, 2009, the total notional amount of our derivative contracts was CAD$22.7 million (US$21.6 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2010 or 2009 revenues.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-26 at the end of this 2010 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 16 of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2010 Form 10-K.

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

In connection with the preparation of this 2010 Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, we made changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes have allowed us to remediate previously disclosed material weaknesses described within our 2009 Form 10-K. One previously disclosed material weakness was remediated by implementation of controls and procedures to maintain complete and accurate business documentation to support certain revenue, property and equipment, foreign exchange and vendor claim transactions, including related assumptions and estimates. Another previously disclosed material weakness was remediated by implementation of controls and procedures to create effective controls over accounting system calculations in response to changes in assumptions regarding property and equipment.

As described below under “Plans for Remediation of Material Weaknesses,” we have dedicated significant resources to continue the improvement of the control environment and to remedy the remaining control weaknesses described herein.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2010:

•

We did not maintain an effective control environment, which is necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or ongoing training in the application of GAAP commensurate with the Company’s financial reporting requirements, and (ii) insufficient number of personnel appropriately qualified to perform an appropriately detailed review of the accounting for nonroutine transactions, which could result in erroneous or unsupported judgments regarding the proper application of GAAP. This control environment weakness also contributed to the additional material weaknesses described below.

•	We did not have effective controls to ensure regular validation of management assumptions used in certain of our accounting estimates.

•

We did not have effective controls over certain spreadsheets. The Company did not have sufficient review procedures in place to ensure an accurate preparation of every spreadsheet used to support the preparation of financial information.

•

We did not have effective controls to ensure timely internal notification of business transactions and decisions requiring accounting entries. Specifically, there was not a sufficient structure in place to provide our accounting staff with all of the information necessary to make accurate accounting determinations for certain property and equipment and accrued liability balances.

The material weaknesses described above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although the deficiencies did not result in the identification of a material misstatement in 2010, management does not believe that the controls in place as of December 31, 2010 are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

Based on the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe the consolidated financial statements included in this report as of and for the periods ended December 31, 2010 are fairly stated in all material respects.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010, that is included herein.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of December 31, 2010.

We have developed a remediation plan (the “Remediation Plan”) to address the material weaknesses for each of the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design effectiveness of the remediation actions; test and provide feedback on the operating effectiveness of the controls; and,

•	Review and acceptance of completion of the remediation effort by Management.

Additionally, we are evaluating and enhancing our entity level controls as part of our Remediation Plan. The following are steps we have taken in this process:

•	In March 2010, our Board of Directors appointed a new CEO.

•	In August 2010, we hired a Director of Compliance and Controls to direct our remediation efforts.

•	In August 2010, our Board of Directors elected a new, independent member to join the Board of Directors.

•

In the third quarter of 2010, we implemented a new sub-certification process with our management group in order to demonstrate a clear commitment to corporate integrity and compliance and a duty to report financial irregularities.

•

In the third quarter of 2010, we undertook an effort to enhance existing and adopt new, written policies and procedures; specifically, we have focused on our cost-to-cost percentage-of-completion revenue recognition method to describe more clearly our guiding principles related to the accounting for our Water Transmission segment contracts.

•	In December of 2010, our employees acknowledged, by way of signature, compliance with and understanding of our Code of Conduct.

•	In January of 2011, our Board of Directors appointed a new CFO, who oversaw the preparation of the 2010 Form 10-K.

The Remediation Plan is administered by our Director of Compliance and Controls and involves key leaders from across the Company, including the CEO and CFO. Each specific area of action within the Remediation Plan is assigned an owner who coordinates the resources required for timely completion of the remediation activities. The Director of Compliance and Controls reports quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

We believe the recent steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited Northwest Pipe Company and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: ineffective control environment, as evidenced by an insufficient number of personnel with an appropriate level of GAAP knowledge involved in financial reporting and review of nonroutine transactions; lack of effective controls to ensure regular validation of management assumptions used in accounting estimates; ineffective controls over spreadsheets; and lack of effective controls to ensure timely internal notification of business transactions and decisions requiring accounting entries. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated March 21, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 21, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(A) Beneficial Ownership Reporting Compliance.

Listed below is information regarding the individuals serving as our executive officers:

Name	Age	Current Position(s) with Company
Richard A. Roman	59	Director, Chief Executive Officer and President
Robin Gantt	39	Vice President, Chief Financial Officer and Corporate Secretary
Greg Carrier	56	Vice President, Purchasing
Winsor J.E. Jenkins	63	Vice President, Human Resources
Robert L. Mahoney	49	Senior Vice President; President, Tubular Products Group
Gary A. Stokes	58	Senior Vice President; President, Water Transmission Group
Gary R. Stone	54	Vice President, Quality Assurance

Richard A. Roman has been a director of the Company since 2003. Mr. Roman has served as our CEO since March 29, 2010, and as President since October 5, 2010. In connection with his appointment as CEO, Mr. Roman resigned his positions as Lead Director and as a member of the Board’s Audit and Compensation Committees, and was elected to the Executive Committee of the Board of Directors. He was a member of our Audit and Compensation Committees since 2003 and 2005, respectively, and the Board’s Lead Director since November 2008. Previously, Mr. Roman was the President of Columbia Ventures Corporation, a private investment company which historically has focused principally on the international metals and telecommunications industries. Prior to joining Columbia Ventures Corporation in 1992, Mr. Roman was a partner at Coopers & Lybrand, an independent public accounting firm.

Robin Gantt has served as our Vice President, CFO and Corporate Secretary since January 2011. Ms. Gantt joined the Company in July 2010 as Assistant to the CEO. Ms. Gantt served as the CFO and Treasurer of Evraz Inc. NA from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became Evraz Inc. NA after its acquisition by Evraz Group SA in January 2007.

Greg Carrier has served as our Vice President, Purchasing since June 2007. He had served as our Corporate Director of Materials since 2001. Prior to 2001, Mr. Carrier served in a succession of positions in purchasing and materials management since joining the Company in 1996.

Winsor J.E. Jenkins has served as our Vice President, Human Resources since June 2007. He had served as Corporate Director, Human Resources since March 1998 when he joined the Company.

Robert L. Mahoney has served as our Senior Vice President, responsible for the Tubular Products Group, since June 2007. He had served as Vice President, Chief Strategic Officer since May 2005, as Vice President, Corporate Development since July 1998, and as Director of Business Planning and Development since 1996. Mr. Mahoney has been with the Company since 1992.

Gary A. Stokes has served as our Senior Vice President, responsible for the Water Transmission Group, since January 2008. He had served as Senior Vice President, Sales and Marketing since July 2001, and as Vice President, Sales and Marketing since 1993. Mr. Stokes has been with the Company since 1987.

Gary R. Stone has served as our Vice President, Quality Assurance since June 2007. He had served as Corporate Director, Quality Assurance since 2001. Mr. Stone has been with the Company since 1991.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2010 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions Nominating and Governance Committee; Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2010, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	201,052	$17.64	408,434
Equity compensation plans not approved by security holders (2)	—	—	—

Total	201,052	17.64	408,434

(1)	Consists of our 2007 Stock Incentive Plan, 1995 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors.
(2)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.
(3)	The weighted-average exercise price set forth in this column is calculated excluding outstanding RSUs and performance stock awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2011 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Shareholders under the caption Ratification of Appointment of Independent Registered Public Accounting Firm.

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

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, as filed with the Securities and Exchange Commission on March 31, 2000*

10.3	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.4	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.5	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.6	Long Term Incentive Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005*

10.7	Amended and Restated Credit Agreement dated May 31, 2007, by and among Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A. and HSBC USA, National Association, incorporated by reference to the Company’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.8	Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of May 31, 2007 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., HSBC USA, National Association, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

Exhibit Number	Description
10.9	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.10	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.11	Separation agreement with John Murakami, Vice President and Chief Financial Officer dated January 14, 2008, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 17, 2008*

10.12	Second Amendment to Amended and Restated Credit Agreement dated October 14, 2008 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, and Union Bank of California, N.A. (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.13	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.14	Second Amendment to and Consent under the Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 14, 2008 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., U.S. National Bank, National Association and Prudential Investment Management, Inc. and certain of its affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.15	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.16	Form of Performance Share Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.17	Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and William R. Tagmyer, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.18	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, Gary A. Stokes, and Stephanie J. Welty, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.19	Executive Employment Agreement, dated March 29, 2010 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2010

Exhibit Number	Description
10.20	Third Amendment to Amended and Restated Credit Agreement dated February 12, 2010 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.21	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.22	Fourth Amendment to Amended and Restated Credit Agreement dated April 15, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.23	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.24	Fifth Amendment to Amended and Restated Credit Agreement dated June 18, 2010 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2010

10.25	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.26	Sixth Amendment to Amended and Restated Credit Agreement dated July 30, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.27	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.28	Seventh Amendment to Amended and Restated Credit Agreement dated September 16, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.29	Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.30	Separation Agreement and Release, dated October 5, 2009, between Northwest Pipe Company and Brian W. Dunham, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 8, 2010*

Exhibit Number	Description
10.31	Eighth Amendment to Amended and Restated Credit Agreement dated October 15, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.32	Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.33	Separation Agreement and Release, dated January 20, 2011, between Northwest Pipe Company and Stephanie J. Welty, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011*

21	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Deloitte & Touche LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northwest Pipe Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Portland, Oregon

March 21, 2011

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$386,750	$278,654	$451,419
Cost of sales	353,752	266,968	366,832

Gross profit	32,998	11,686	84,587
Selling, general and administrative expense	27,994	20,095	27,235

Operating income (loss)	5,004	(8,409)	57,352
Other (income) expense	(413)	(1,905)	424
Interest income	(943)	(754)	(180)
Interest expense	7,934	5,057	6,589

(Loss) income before income taxes	(1,574)	(10,807)	50,519
Provision (benefit) for income taxes	(140)	(3,530)	19,181

Net (loss) income	$(1,434)	$(7,277)	$31,338

Basic earnings (loss) per share	$(0.15)	$(0.79)	$3.43

Diluted earnings (loss) per share	$(0.15)	$(0.79)	$3.35

Shares used in per share calculations:
Basic	9,278	9,235	9,148

Diluted	9,278	9,235	9,344

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$51	$31
Trade and other receivables, less allowance for doubtful accounts of $2,151 and $793	66,474	38,733
Costs and estimated earnings in excess of billings on uncompleted contracts	45,533	37,509
Inventories	80,887	74,866
Refundable income taxes	15,299	7,029
Deferred income taxes	6,293	19,287
Prepaid expenses and other	2,163	2,350

Total current assets	216,700	179,805
Property and equipment, net	171,766	163,432
Goodwill	21,451	21,451
Other assets	25,288	26,549

Total assets	$435,205	$391,237

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	1,087	408
Accounts payable	28,463	30,039
Accrued liabilities	11,448	11,630
Billings in excess of costs and estimated earnings on uncompleted contracts	14,808	9,670

Total current liabilities	61,520	57,461
Note payable to financial institution	68,000	19,403
Long-term debt, less current portion	17,786	23,501
Capital lease obligations, less current portion	7,731	8,818
Deferred income taxes	25,694	27,687
Pension and other long-term liabilities	8,828	8,068

Total liabilities	189,559	144,938
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,298,156 and 9,244,977 shares issued and outstanding	93	92
Additional paid-in-capital	107,578	106,869
Retained earnings	140,494	141,928
Accumulated other comprehensive loss	(2,519)	(2,590)

Total stockholders’ equity	245,646	246,299

Total liabilities and stockholders’ equity	$435,205	$391,237

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances, January 1, 2008	9,056,251	$91	$101,749	$117,867	$(1,520)	$218,187
Net income	—	—	—	31,338	—	31,338
Other comprehensive loss:
Pension liability adjustment, net of tax benefit of $823	—	—	—	—	(1,402)	(1,402)

Comprehensive income						29,936
Issuance of common stock under stock option plans	139,149	1	2,285	—	—	2,286
Tax benefit from stock option plans	—	—	1,070	—	—	1,070
Stock-based compensation expense	—	—	1,025	—	—	1,025

Balances, December 31, 2008	9,195,400	92	106,129	149,205	(2,922)	252,504
Net loss	—	—	—	(7,277)	—	(7,277)
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $59	—	—	—	—	(105)	(105)
Pension liability adjustment, net of tax of $271	—	—	—	—	437	437

Comprehensive loss						(6,945)
Issuance of common stock under stock option plans	49,577	—	28	—	—	28
Tax benefit from stock option plans	—	—	(53)	—	—	(53)
Stock-based compensation expense	—	—	765	—	—	765

Balances, December 31, 2009	9,244,977	92	106,869	141,928	(2,590)	246,299
Net loss	—	—	—	(1,434)	—	(1,434)
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $27	—	—	—	—	(92)	(92)
Pension liability adjustment, net of tax of $101	—	—	—	—	163	163

Comprehensive loss						(1,363)
Issuance of common stock and tax withholdings under stock option plans	53,179	1	(88)	—	—	(87)
Stock-based compensation expense	—	—	797	—	—	797

Balances, December 31, 2010	9,298,156	$93	$107,578	$140,494	$(2,519)	$245,646

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,434)	$(7,277)	$31,338
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	6,844	6,889	7,057
Amortization of intangible assets	119	119	119
Provision for doubtful accounts	1,358	92	(428)
Amortization of debt issuance costs	1,418	513	376
Deferred income taxes	11,001	(185)	2,927
Loss on disposal of property and equipment	77	41	4,090
Stock-based compensation expense	797	765	1,025
Equity in earnings of unconsolidated subsidiary, net of dividends received of $600 in 2010	477	—	—
Tax benefit from stock option plans	—	(53)	1,070
Excess tax benefit from stock option plans	—	—	(828)
Changes in operating assets and liabilities:
Trade and other receivables	(28,818)	36,942	(27,639)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(2,886)	19,688	13,174
Inventories	(4,186)	29,084	(17,824)
Refundable income taxes	(8,270)	(3,586)	(527)
Prepaid expenses and other	(476)	(1,420)	275
Accounts payable	1,160	(4,478)	(8,976)
Accrued and other liabilities	648	2,053	(4,928)

Net cash (used in) provided by operating activities	(22,171)	79,187	301

Cash flows from investing activities:
Additions to property and equipment	(18,597)	(22,692)	(21,972)
Proceeds from sale of property and equipment	19	98	10
Proceeds from sale and leaseback of property and equipment	—	6,800	—
Insurance proceeds	587	1,363	—
Other investing activities	(1,690)	(1,635)	(2,780)

Net cash used in investing activities	(19,681)	(16,066)	(24,742)

Cash flows from financing activities:
Proceeds from sale of common stock	—	28	2,286
Tax witholdings related to net share settlements of restricted share awards and performance shares	(87)	—	—
Payments on long-term debt	(5,714)	(5,714)	(5,071)
Borrowings under note payable to financial institutions	181,375	89,538	223,222
Payments on note payable to financial institutions	(132,778)	(152,200)	(195,572)
Payments of debt issuance costs	(3,381)	(186)	(617)
Borrowings from capital lease obligations	2,865	19,175	—
Payments on capital lease obligations	(408)	(13,821)	(779)
Excess tax benefit from stock option plans	—	—	828

Net cash provided by (used in) financing activities	41,872	(63,180)	24,297

Change in cash and cash equivalents	20	(59)	(144)
Cash and cash equivalents, beginning of period	31	90	234

Cash and cash equivalents, end of period	$51	$31	$90

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$7,368	$4,692	$6,323
Cash (refunded) paid during the period for income taxes (net of payments of $413 and $636, and refunds of $956)	(2,769)	(162)	15,735
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$2,726	$5,591	$—
Capital lease converted to operating lease	—	5,713	—
Accrued property and equipment purchases	968	3,704	3,296

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition, allowance for doubtful accounts, depreciation and amortization, goodwill, accrued liabilities, income taxes, and contingencies and litigation. Actual results could differ from those estimates under different assumptions or conditions.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the year ended December 31, 2010 and 2009, the Company recorded purchases of property and equipment of $1.7 million, net of eliminations, and rental income of $0.2 million from NWPA. At December 31, 2010, intercompany balances with NWPA included a receivable of $0.5 million for rental income and a dividend receivable. At December 31, 2009, intercompany balances with NWPA included a receivable of $1.6 million, for rental income, cash advances and management services, and a payable of $0.7 million related to purchases of property and equipment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Escrow Account

The escrow account, to be used for qualifying project costs under the financing arrangement for the Bossier City facility, is included in other assets.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or contract disputes based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2010 and 2009 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments or, if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost, either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred, and costs of improvements and renewals, including interest where applicable, are capitalized. Depreciation and amortization on the book value in excess of the salvage value are determined by the units of production method for most equipment, and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the lease terms.

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

Goodwill

Goodwill related to the Company’s Tubular Products Group, one of the Company’s operating segments and reporting units, of $21.5 million at December 31, 2010 and 2009 represents the excess of cost over the assigned value of the net assets in connection with the segment’s acquisitions. Goodwill is reviewed for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Tubular Products Group below its carrying amount. The Company conducts its annual impairment testing as of December 31. The evaluation of goodwill impairment involves comparing the estimated fair value of the Tubular Products Group to its carrying value, including goodwill. Fair value of the Tubular Products Group’s goodwill is determined with consideration of the income, market, and cost approaches as applicable.

Fair value of goodwill was estimated under the income approach and the market approach for 2010 and 2009. Although considered, the Company did not utilize the cost approach as relevant data was not available. The Company utilized an average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available.

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

The Company utilized a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular Products Group. The valuation of the Tubular Products Group substantially exceeded its carrying value at December 31, 2010 and 2009. Accordingly, no further valuation of the segment was necessary. If the Company’s assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges will be recorded, resulting in lower profits. The operations of the Tubular Products Group are cyclical and its sales and profitability may fluctuate from year to year. In the evaluation of the Company’s operating segment, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

Derivative Instruments

The Company conducts business in foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with the Company’s strategy for financial risk management; however, prior to June 30, 2009, the contracts did not meet the conditions under the authoritative guidance to qualify for hedge accounting treatment. Beginning in the quarter ended September 30, 2009, the Company adopted cash flow hedge accounting treatment for qualifying foreign currency forward contracts entered into subsequent to June 30, 2009. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value at each balance sheet date and resulting gains and losses are recognized in net income.

Foreign Currency Transactions

Assets and liabilities subject to foreign currency fluctuations are translated into United States dollars at the period-end exchange rate, and revenue and expenses are translated at exchange rates representing an average for the period. Translation adjustments from designated hedges are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Gains or losses on all other foreign currency transactions are recognized in the statement of operations. The functional currency of our Mexican operations is the U.S. dollar.

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

The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is probable, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2010	2009
	(in thousands)
Unrealized pension liability	$(2,322)	$(2,485)
Net deferred loss on cash flow derivatives	(197)	(105)

Total	$(2,519)	$(2,590)

Earnings per Share

Net (loss) income per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31:

	2010	2009	2008
Net (loss) income (in thousands)	$(1,434)	$(7,277)	$31,338

Basic weighted-average common shares outstanding	9,277,605	9,235,183	9,148,383
Effect of potentially dilutive common shares (1)	—	—	195,139

Diluted weighted-average common shares outstanding	9,277,605	9,235,183	9,343,522

Net (loss) income per common share:
Net (loss) income per basic common share	$(0.15)	$(0.79)	$3.43
Net (loss) income per diluted common share	(0.15)	(0.79)	3.35
Antidilutive shares not included in net income per diluted common share calculation	47,483	130,970	1,965

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts and the escrow account. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2010, two customers had balances in excess of 10% of total accounts receivable and totaled 25% of total accounts receivable. No single customer balance accounted for 10% or more of total accounts receivable at December 31, 2009. Derivative contracts are with a financial institution rated Aa3 (negative) by S&P. The escrow account, which is included in other assets, is held in a money market mutual fund. The Company’s deferred compensation plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Share-based Compensation

The Company recognizes the compensation cost of employee services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. The Company recognizes compensation expense related to performance awards based on the probable outcome of the performance conditions. Share-based compensation cost is recognized over the period during which the employee is required to provide service in exchange for the award, and as forfeitures occur, the associated compensation cost recognized to date is reversed. See Note 11, “Share-based Compensation Plans” for further discussion of the Company’s share-based compensation.

Recent Accounting and Reporting Developments

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

	December 31,
	2010	2009
	(in thousands)
Costs incurred on uncompleted contracts	$396,174	$221,053
Estimated earnings	51,875	26,137

	448,049	247,190
Less billings to date	(417,324)	(219,351)

	$30,725	$27,839

Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$45,533	$37,509
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,808)	(9,670)

	$30,725	$27,839

3.	INVENTORIES:

	December 31,
	2010	2009
	(in thousands)
Short-term inventories:
Raw materials	$58,610	$53,335
Work-in-process	2,521	4,595
Finished goods	17,566	14,799
Supplies	2,190	2,137

	80,887	74,866
Long-term inventories:
Finished goods	2,554	4,388

Total inventories	$83,441	$79,254

Long-term inventories are recorded in other assets. The lower of cost or market adjustment for all inventories was $4.5 million and $5.8 million at December 31, 2010 and 2009, respectively.

4.	PROPERTY AND EQUIPMENT:

	December 31,
	2010	2009
	(in thousands)
Land and improvements	$19,346	$19,061
Buildings	40,836	35,308
Equipment	160,250	143,378
Equipment under capital lease	7,170	7,514
Construction in progress	1,219	12,208

	228,821	217,469
Less accumulated depreciation and amortization	(57,055)	(54,037)

Property and equipment, net	$171,766	$163,432

Depreciation and amortization expense was $6.8 million, $6.9 million, and $7.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. Accumulated amortization associated with property and equipment under the capital lease was $67,000 and $29,000 at December 31, 2010 and 2009, respectively.

5.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2010, the Company had a $125.0 million line of credit agreement, under which $68.0 million was outstanding bearing interest at a weighted average rate of 5.06%. Under amendments to the Company’s Amended and Restated Credit Agreement, the amount available to borrow under the line of credit is limited by the lender to $117.5 million at December 31, 2010, until delivery of the March 31, 2011 Compliance Certificate, upon which amounts available will increase to $125.0 million. The Company had additional net borrowing capacity under the line of credit of $38.3 million at December 31, 2010. At December 31, 2009, the Company had a $150 million line of credit, and $19.4 million was outstanding at a weighted average interest rate of 2.78%.

The line of credit expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. The line of credit agreement contains the following covenants: minimum Consolidated Fixed Charge Coverage Ratio; maximum Consolidated Senior Leverage Ratio; maximum Consolidated Total Leverage Ratio; minimum Consolidated Tangible Net Worth; minimum Asset Coverage Ratio; Minimum Consolidated EBITDA; and maximum Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio. The Company was in compliance with its financial covenants as of December 31, 2010.

5.	LONG-TERM DEBT:

	December 31,
	2010	2009
	(in thousands)
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that began February 25, 2008, plus interest at 10.75% paid quarterly, on February 25, May 25, August 25 and November 25, collateralized by accounts receivable, inventory and certain equipment	$8,571	$10,715
Series B Term Note, maturing on June 21, 2014, due in annual payments of $1.5 million that began June 21, 2008, plus interest at 10.47% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	6,000	7,500
Series C Term Note, maturing on October 26, 2014, due in annual payments of $1.4 million that began October 26, 2008, plus interest at 9.36% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	5,714	7,143
Series D Term Note, maturing on January 24, 2015, due in annual payments of $644,000 that began January 24, 2009, plus interest at 9.32% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	3,215	3,857

Total long-term debt	$23,500	$29,215

Amounts are presented in the Consolidated Balance Sheets as follows:
Current portion of long-term debt	$5,714	$5,714
Long-term debt, less current portion	17,786	23,501

	$23,500	$29,215

During 2010, the Company entered into amendments to its Amended and Restated Note Purchase and Private Shelf Agreement governing the Term Notes that increased the interest rates charged by 2.00% above the rates in effect at December 31, 2009. The interest rates charged will be reduced by 0.25% when the Company’s Consolidated Total Leverage Ratio is less than 4.50:1.00. The Company is required to maintain certain financial ratios under its long-term debt agreements, and the amendments changed the definitions, method of application and amounts of certain covenants. At December 31, 2010, the note payable and long-term debt agreements include the following covenants: maximum Consolidated Senior Leverage Ratio; maximum Consolidated Total Leverage Ratio; minimum Consolidated Tangible Net Worth; Minimum Consolidated EBITDA; and maximum Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio. In accordance with the requirements of the amendments, the minimum Consolidated Fixed Charge Coverage Ratio will next be calculated as of June 30, 2011. The Company was in compliance with its financial covenants as of December 31, 2010.

Future principal payments of long-term debt are as follows (in thousands):

2011	$5,714
2012	5,714
2013	5,714
2014	5,714
2015	644

$23,500

Interest expense was $7.9 million, net of amounts capitalized of $484,000 in 2010, $5.1 million, net of amounts capitalized of $569,000 in 2009, and $6.6 million, net of amounts capitalized of $395,000 in 2008.

7.	LEASES:

Capital Lease

The Company leases certain equipment used in the manufacturing process. The future minimum payments under the Company’s capital lease are as follows (in thousands):

2011	$1,561
2012	1,561
2013	1,561
2014	1,561
2015	1,561
Thereafter	2,862

Total minimum lease payments	10,667
Amount representing interest	(1,849)

Present value of minimum lease payments with average interest rates of 5.70%	8,818
Current portion of capital lease obligation	(1,087)

Capital lease obligation, less current portion	$7,731

The capital lease outstanding as of December 31, 2010 consists of an agreement entered into as of September 2009 to finance certain equipment in the Company’s Bossier City facility (the “Financing Arrangement”). As part of the Financing Arrangement, an escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. At December 31, 2010, the escrow account had $2.7 million to be used for qualified project costs. As the Company purchases equipment for the facility, the Company enters into a sale-leaseback transaction with the governmental entity as part of the financing arrangement. The financing arrangement requires the Company to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by the Company’s line of credit agreement. The Company was in compliance with its financial covenants as of December 31, 2010.

Operating Leases

The Company has entered into various equipment leases with terms of ten years or less. Total rental expense for 2010, 2009, and 2008 was $6.0 million, $2.3 million, and $3.1 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. Future minimum payments as of December 31, 2010 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2011	$4,666
2012	4,321
2013	4,032
2014	3,994
2015	2,065
Thereafter	1,663

$20,741

In December 2009, the Company amended certain lease agreements that resulted in conversions of capital leases to operating leases. The lease amendments resulted in an early extinguishment of debt, on which the Company incurred interest expense of $142,000.

8.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

Description	Total Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Financial assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,560	4,560	—	—
Financial liabilities
Derivatives	$(622)	$—	$(622)	$—

Description	Total Fair Value at December 31, 2009	Level 1	Level 2	Level 3
Financial assets
Escrow account	$5,591	$5,591	$—	$—
Deferred compensation plan assets	3,790	3,790	—	—
Financial liabilities
Derivatives	$(1,069)	$—	$(1,069)	$—

The escrow account, consisting of a money market mutual fund, is valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The deferred compensation plan assets consists of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The Company’s derivatives consist of foreign currency cash flow hedges and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The net carrying amounts of cash and cash equivalents, trade and other receivables, refundable income taxes, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. Similarly, the Company believes the carrying value of its long-term debt also approximates fair value based on the interest rates and scheduled maturities applicable to the outstanding borrowings approximating interest rates and terms available for the same or similar loans.

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Prior to June 30, 2009, these derivative contracts were consistent with the Company’s strategy for financial risk management; however, they did not meet the conditions under the authoritative guidance to qualify for hedge accounting treatment. Beginning in the quarter ended September 30, 2009, the Company adopted cash flow hedge accounting treatment for qualifying derivative contracts entered into subsequent to June 30, 2009 under the authoritative guidance. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of December 31, 2010 and 2009, the total notional amount of the derivative contracts not designated as hedges was $1.3 million (CAD$1.3 million) and $5.4 million (CAD$5.7million), respectively. As of December 31, 2010 and 2009, the total notional amount of the derivative contracts designated as hedges was $15.1 million (CAD$15.0 million) and $16.2 million (CAD$17.0 million), respectively.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of December 31, 2010, except one contract with a notional value of $1.4 million (CAD$1.4 million) which has a remaining maturity of 21 months.

The balance sheet location and the fair values of derivative instruments are:

	December 31,
Foreign Currency Forward Contracts	2010	2009
	(in thousands)
Accrued Liabilities
Derivatives designated as hedging instruments	$317	$217
Derivatives not designated as hedging instruments	305	852

Total	$622	$1,069

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the year ended December 31, 2010 and 2009 are (in thousands):

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
2010
Foreign currency forward contracts	$(157)	Net sales	$(31)	Net sales	$(46)

2009
Foreign currency forward contracts	$(192)	Net sales	$(28)	Net sales	$(12)

The following table reconciles the beginning and ending balances of the Company’s accumulated other comprehensive income (loss) related to gains or losses on derivative contracts, as well as amounts reclassified to earnings for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$(105)	$—
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax	(121)	(123)
Reclassifications into earnings, net of tax	29	18

Ending balance	$(197)	$(105)

For the years ended December 31, 2010, 2009 and 2008, gains (losses) of $(0.6) million, $(3.3) million and $5.2 million, respectively, from derivative contracts not designated as hedging instruments were recognized in net sales.

10.	RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers fourteen investment options.

The Company has a non-qualified retirement savings plan that covers officers and selected highly compensated employees. The non-qualified plan generally matches up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. It also provides a Company funded component for the employees with a retirement target benefit. The retirement target benefit amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency.

The Company also has two noncontributory defined benefit plans. Effective 2001, both plans were frozen, and participants were fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to the date the plans were frozen. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2010 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $1.4 million and an unrecognized actuarial loss, net of tax, of $2.3 million in accumulated other comprehensive loss. As of December 31, 2009, the Company had recorded an accrued pension liability of $1.5 million and an unrecognized actuarial loss, net of tax, of $2.5 million in accumulated other comprehensive loss. Additionally, as of December 31, 2010 and 2009, the accumulated benefit obligation was $5.4 million and $5.3 million, respectively, and the fair value of plan assets was $4.0 million and $3.8 million, respectively. The plan assets are invested in growth mutual funds, consisting of a mix of debt and equity securities, which are categorized as Level 2 under the fair value hierarchy.

Total expense for all retirement plans in 2010, 2009 and 2008 was $1.3 million, $1.5 million and $1.3 million, respectively.

11.	SHARE-BASED COMPENSATION PLANS:

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

The following summarizes share-based compensation expense recorded:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Cost of sales	$49	$124	$80
Selling, general and administrative expenses	748	641	945

Total	$797	$765	$1,025

As of December 31, 2010, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $124,000, which is expected to be recognized over a weighted average period of 1.1 years.

There were 609,486 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2010, against which 145,209 options and 55,843 restricted stock units and performance awards have been granted and remain outstanding. There were 779,639 and 852,435 shares of common stock reserved for issuance under the Company’s stock compensation plans at December 31, 2009 and 2008, respectively.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2010 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, January 1, 2008	410,295	$16.16
Options exercised or exchanged	(147,824)	17.93

Balance, December 31, 2008	262,471	15.17
Options exercised or exchanged	(49,368)	14.75

Balance, December 31, 2009	213,103	15.26
Options granted	24,000	24.15
Options exercised or exchanged	(87,671)	13.63
Options cancelled	(4,223)	17.90

Balance, December 31, 2010	145,209	17.64

Exercisable, December 31, 2010	145,209	17.64	2.51	$1,012

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.8 million, $1.0 million and $3.5 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31 - $10.31	9,000	2.36	$10.31	9,000	$10.31
$10.32 - $14.00	71,537	0.34	14.00	71,537	14.00
$14.01 - $22.07	30,672	1.20	18.44	30,672	18.44
$22.08 - $34.77	34,000	8.28	26.51	34,000	26.51

	145,209	2.51	17.64	145,209	17.64

The following are the options exercisable at the corresponding weighted average exercise price at December 31, 2010, 2009, and 2008, respectively: 145,209 at $17.64; 213,103 at $15.26; and 262,471 at $15.17.

The weighted average grant date fair value of options granted during 2010 was $15.35. There were no options granted during 2009 or 2008. The fair value of options granted in 2010 is estimated as of the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

Year Ended December 31, 2010
Risk-free interest rate	3.74%
Expected dividend yield	0%
Expected volatility	51.19%
Expected lives (in years)	9.25

Restricted Stock Units and Performance Awards

A summary of status of the Company’s restricted stock units and performance awards as of December 31, 2010 and changes during the three years then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2008	3,000	$38.45
Restricted stock units and performance awards granted	85,633	53.14
Restricted stock units and performance awards cancelled	(3,000)	38.45

Unvested restricted stock units and performance awards at December 31, 2008	85,633	53.14
Restricted stock units and performance awards granted	64,478	30.28
Restricted stock units and performance awards cancelled	(1,719)	46.78
Restricted stock units and performance awards vested	(20,905)	53.14

Unvested restricted stock units and performance awards at December 31, 2009	127,487	41.66
Restricted stock units and performance awards cancelled	(54,986)	44.70
Restricted stock units and performance awards vested	(16,658)	47.27

Unvested restricted stock units and performance awards at December 31, 2010	55,843	$37.00

Restricted stock units and performance awards are measured at the fair market value on the date of grant. The total fair value of restricted stock units and performance awards vested during the years ended December 31, 2010 and 2009 was $0.8 million and $1.1 million, respectively. No restricted stock units or performance awards vested during the year ended December 31, 2008.

Stock Awards

For the years ended December 31, 2010, 2009 and 2008, stock awards were granted to non-employee directors, which vested immediately upon issuance, as follows: 6,615 shares; 804 shares; and 1,036 shares, respectively. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $23.81 in 2010, $33.58 in 2009 and $47.73 in 2008.

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

13.	COMMITMENTS AND CONTINGENCIES:

Securities Litigation. On November 20, 2009, a complaint against the Company, captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL, was filed in the United States District Court for the Western District of Washington. The plaintiff is allegedly a purchaser of the Company’s stock. In addition to the Company, Brian W. Dunham, the Company’s former President and Chief Executive Officer, and Stephanie J. Welty, the Company’s former Chief Financial Officer, are named as defendants. The complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during the same period, and seeks damages for losses caused by the alleged wrongdoing.

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

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants did not need to respond immediately to either of the two outstanding complaints, and that a consolidated amended complaint would be filed within 45 days of us having completed the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and our 2009 Form 10-K with the SEC. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. Under the scheduling order currently in effect, briefing on those motions will conclude by May 24, 2011. We intend to vigorously defend ourselves against these claims. This securities litigation is at an early stage and, at this time, it is not possible to predict its outcome. Therefore, we have not accrued any charges related to this litigation.

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

Neither the Company nor the defendants are required to respond to the current complaint. Pursuant to an agreement among the parties, the Court on February 15, 2011, entered an Order staying the Ruggles action until after the same Court has ruled on the motions to dismiss the securities class action described above. Any amended complaint in the Ruggles action would be due within 45 days after such a ruling. It should also be noted that derivative claims by their nature do not seek to recover damages from us, but purport instead to seek to recover damages for the benefit of us. This litigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, we have not accrued any charges related to this litigation.

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

Environmental Litigation. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and over 100 other parties have been notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of December 2010, more than 280 potentially responsible parties on and nearby the river have been asked to file information disclosure reports with the EPA. By agreement with the EPA, the ODEQ is charged with ensuring that all upland sites have “source control” to prevent future contamination to the river. A remedial investigation and feasibility study of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final remediation investigation is expected to be complete in 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in 2011.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOC’s is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 90 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested the Company to revise its Remedial Investigation/Source Control Evaluation Report to include recent information available related to nearby properties. ODEQ approved the Company’s remediation plan in August 2010.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified small amounts of polynuclear aromatic compounds and polychlorinated biphenyls and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of polynuclear aromatic compounds, polychlorinated biphenyls and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs and made certain paving improvements at the Portland facility. Total spending on environmental capital projects at the Portland facility was $0.1 million in 2010 and $0.6 million in 2009. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. The Company is working with the City of Portland and the ODEQ to facilitate further soil and storm water source control measures. Expected expenditures in 2011 are approximately $1.9 million to address these issues.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2010.

We operate our facilities under numerous governmental permits and licenses relating to air emissions, storm water run-off, and other environmental matters. Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. We believe we are in material compliance with our permits and licenses and these laws and regulations, and we do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $11.2 million. The stand-by letters of credit relate to workers’ compensation insurance and financing arrangements.

14.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(11,246)	$(3,343)	$13,510
State	45	209	1,905

Deferred:
Federal	11,694	421	3,254
State	(633)	(817)	512

	$(140)	$(3,530)	$19,181

The difference between the Company’s effective income tax rates and the statutory U.S. federal income tax rate of 35% is explained as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Provision at statutory rate	$(551)	$(3,783)	$17,682
State provision, net of federal benefit	(49)	(325)	1,578
Research and development credits	—	—	(100)
Domestic manufacturing deduction	772	—	(735)
Other	(312)	578	756

	$(140)	$(3,530)	$19,181

Effective (benefit) tax rate	(8.9)%	(32.7)%	38.0%

The decrease in the benefit rate in 2010 was primarily attributable to a reduction in 2010 of previously claimed manufacturing deductions under Internal Revenue Code Section 199. Due to the anticipated carryback of the Company’s tax loss for 2010 to prior years, manufacturing deductions taken in those prior years will be disallowed.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2010	2009
	(in thousands)
Current deferred tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$2,439	$21,643
Accrued employee benefits	1,591	2,566
Inventories	1,835	—
Trade receivable, net	820	536
Net operating loss carryforwards	—	244
Other	174	370

	6,859	25,359
Valuation allowance	—	(244)

	6,859	25,115
Current deferred tax liabilities:
Inventories	—	(5,275)
Prepaid expenses	(566)	(553)

Current deferred tax assets, net	6,293	19,287

Noncurrent deferred tax assets:
Net operating loss carryforwards	8,239	559
Tax credit carryforwards	1,153	—
Accrued employee benefits	1,907	1,301
Other	702	1,022

	12,001	2,882
Valuation allowance	(105)	(226)

	11,896	2,656
Noncurrent deferred tax liabilities:
Property and equipment	(37,590)	(30,343)

Noncurrent deferred tax liabilities, net	(25,694)	(27,687)

Net deferred tax liabilities	$(19,401)	$(8,400)

As of December 31, 2010, the Company had approximately $17.1 million of federal net operating loss carryforwards and $45.7 million of state net operating loss carryforwards which expire on various dates between 2019 and 2030. The Company also had federal tax credit carryforwards of $1.2 million, which include foreign tax credits, unused research and development credits, and AMT credits, and which begin to expire in 2020.

During the year ended December 31, 2010, the Company recorded a decrease in the valuation allowance of $365,000 related to unused federal and state net operating loss carryforwards, which expired in the current year. The Company did not recognize a tax benefit from this decrease. The remaining valuation allowance was adjusted based upon current and anticipated future taxable income, state tax rates, and state apportionment.

U.S. income taxes have not been provided on the undistributed earnings of the Company’s Mexican subsidiary. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

A summary of the changes in the unrecognized tax benefits during the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	2010	2009	2008
Unrecognized tax benefits, beginning of year	$185	$1,272	$861
Decreases for settlements	(60)	(1,072)	—
Decreases for lapse of statue of limitations	—	(25)	—
Increases for positions taken in prior years	—	—	426
Decreases for positions taken in prior years	—	—	(45)
Increases for positions taken in the current year	—	10	30

Unrecognized tax benefits, end of year	$125	$185	$1,272

The Company does not believe it is reasonably possible the total amounts of unrecognized tax benefits at December 31, 2010 will change significantly prior to December 31, 2011; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $85,000 would affect the Company’s effective tax rate if recognized at some point in the future.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations for years before 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, the Company has approximately $64,000 and $60,000, respectively, of accrued interest related to uncertain tax positions. Total interest for uncertain tax positions increased by approximately $4,000 in 2010, decreased by approximately $85,000 in 2009, and increased by approximately $50,000 in 2008.

15.	SEGMENT INFORMATION:

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

The Company’s Tubular Products segment manufactures and markets smaller diameter, ERW steel pipe for use in a wide range of applications, including energy, construction, agricultural, industrial, and traffic signpost systems. Tubular Products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Tubular Products are marketed through a network of direct sales force personnel and sales agents throughout the United States, Canada and Mexico.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. No one customer represented more than 10% of total sales in 2010, 2009 or 2008. As of December 31, 2010, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net sales:
Water transmission	$221,251	$210,396	$283,614
Tubular products	165,499	68,258	167,805

Total	$386,750	$278,654	$451,419

Gross profit (loss):
Water transmission	$20,675	$16,109	$47,255
Tubular products	12,323	(4,423)	37,332

Total	$32,998	$11,686	$84,587

Depreciation and amortization expense:
Water transmission	$4,112	$4,272	$4,087
Tubular products	2,240	1,824	2,041

	6,352	6,096	6,128
Corporate	611	912	1,048

Total	$6,963	$7,008	$7,176

Capital expenditures:
Water transmission	$9,307	$6,661	$14,913
Tubular products	9,135	15,956	6,167

	18,442	22,617	21,080
Corporate	155	75	892

Total	$18,597	$22,692	$21,972

Net sales by geographic region:
United States	$347,028	$237,680	$410,065
Other	39,722	40,974	41,354

Total	$386,750	$278,654	$451,419

	December 31,
	2010	2009
	(in thousands)
Goodwill:
Water transmission	$—	$—
Tubular products	21,451	21,451

Total	$21,451	$21,451

Total assets:
Water transmission	$236,413	$218,418
Tubular products	155,713	127,348

	392,126	345,766
Corporate	43,079	45,471

Total	$435,205	$391,237

All property and equipment is located in the United States, except for $2.7 million and $2.6 million as of December 31, 2010 and 2009, respectively, which is located in Asia, and $2.5 million and $2.6 million as of December 31, 2010 and 2009, respectively, which is located in Mexico.

16.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2010 and 2009 is as follows (dollars in thousands, except per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2010
Net sales:
Water transmission	$52,685	$56,060	$59,323	$53,183	$221,251
Tubular products	27,697	40,065	53,447	44,290	165,499

Total	$80,382	$96,125	$112,770	$97,473	$386,750

Gross profit:
Water transmission	$6,673	$4,991	$7,242	$1,769	$20,675
Tubular products	2,424	776	4,226	4,897	12,323

Total	$9,097	$5,767	$11,468	$6,666	$32,998

Net income (loss)	$1,056	$(1,397)	$693	$(1,786)	$(1,434)

Earnings (loss) per share:
Basic	$0.11	$(0.15)	$0.07	$(0.19)	$(0.15)
Diluted	$0.11	$(0.15)	$0.07	$(0.19)	$(0.15)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2009
Net sales:
Water transmission	$61,682	$52,587	$46,997	$49,130	$210,396
Tubular products	22,548	15,592	14,380	15,738	68,258

Total	$84,230	$68,179	$61,377	$64,868	$278,654

Gross profit (loss):
Water transmission	$7,420	$5,359	$422	$2,908	$16,109
Tubular products	1,003	(2,951)	(2,690)	215	(4,423)

Total	$8,423	$2,408	$(2,268)	$3,123	$11,686

Net income (loss)	$1,387	$(1,259)	$(5,494)	$(1,911)	$(7,277)

Earnings (loss) per share:
Basic	$0.15	$(0.14)	$(0.59)	$(0.21)	$(0.79)
Diluted	$0.15	$(0.14)	$(0.59)	$(0.21)	$(0.79)

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$793	$3,118	$(1,760)	$2,151
Valuation allowance for deferred tax assets	470	—	(365)	105

Year ended December 31, 2009:
Allowance for doubtful accounts	$701	$960	$(868)	$793
Valuation allowance for deferred tax assets	290	244	(64)	470

Year ended December 31, 2008:
Allowance for doubtful accounts	$1,129	$1,818	$(2,246)	$701
Valuation allowance for deferred tax assets	338	—	(48)	290

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2011.

NORTHWEST PIPE COMPANY

By	/S/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 21st day of March 2011.

Signature	Title

/S/ WILLIAM R. TAGMYER William R. Tagmyer	Director and Chairman of the Board

/S/ RICHARD A. ROMAN Richard A. Roman	Director, President and Chief Executive Officer

/S/ ROBIN GANTT Robin Gantt	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JAMES E. DECLUSIN James E. Declusin	Director

/S/ MICHAEL C. FRANSON Michael C. Franson	Director

/S/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/S/ KEITH R. LARSON Keith R. Larson	Director