Form 10-Q
period 2011-03-31
NORTHWEST PIPE CO
filed 2011-05-10
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,311,005
(Class)	(Shares outstanding at May 4, 2011)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$77	$51
Trade and other receivables, less allowance for doubtful accounts of $1,784 and $2,151	71,438	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	54,439	45,533
Inventories	93,601	80,887
Refundable income taxes	11,382	15,299
Deferred income taxes	5,402	6,293
Prepaid expenses and other	1,994	2,163

Total current assets	238,333	216,700
Property and equipment, net	174,895	171,766
Goodwill	21,451	21,451
Other assets	25,110	25,288

Total assets	$459,789	$435,205

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	1,102	1,087
Accounts payable	40,332	28,463
Accrued liabilities	12,553	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	15,303	14,808

Total current liabilities	75,004	61,520
Note payable to financial institution	77,454	68,000
Long-term debt, less current portion	15,000	17,786
Capital lease obligations, less current portion	7,450	7,731
Deferred income taxes	26,568	25,694
Pension and other long-term liabilities	8,834	8,828

Total liabilities	210,310	189,559
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,307,422 and 9,298,156 shares issued and outstanding	93	93
Additional paid-in-capital	107,782	107,578
Retained earnings	144,060	140,494
Accumulated other comprehensive loss	(2,456)	(2,519)

Total stockholders’ equity	249,479	245,646

Total liabilities and stockholders’ equity	$459,789	$435,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$111,458	$80,382
Cost of sales	95,874	71,285

Gross profit	15,584	9,097
Selling, general and administrative expense	7,315	6,645

Operating income	8,269	2,452
Other expense (income)	113	(655)
Interest income	(33)	(231)
Interest expense	2,374	1,342

Income before income taxes	5,815	1,996
Provision for income taxes	2,249	940

Net income	$3,566	$1,056

Basic earnings per share	$0.38	$0.11

Diluted earnings per share	$0.38	$0.11

Shares used in per share calculations:
Basic	9,304	9,249

Diluted	9,344	9,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$3,566	$1,056
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,602	1,762
Amortization of intangible assets	30	30
Provision for doubtful accounts	(365)	(391)
Equity in earnings of unconsolidated subsidiary, net of dividends received	113	(694)
Amortization of debt issuance costs	510	225
Deferred income taxes	1,765	125
Loss on disposal of property and equipment	70	10
Stock based compensation expense	218	493
Tax benefit from stock option plans	—	(122)
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,599)	(11,415)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,411)	(8,280)
Inventories	(13,157)	(5,791)
Refundable income taxes	3,917	995
Prepaid expenses and other assets	137	464
Accounts payable	10,553	4,603
Accrued and other liabilities	1,173	1,128

Net cash used in operating activities	(2,878)	(15,802)

Cash Flows From Investing Activities:
Additions to property and equipment	(3,555)	(6,067)
Other investing activities	—	(537)
Proceeds from the sale of property and equipment	71	19

Net cash used in investing activities	(3,484)	(6,585)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	36	—
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(50)	(83)
Payments on long-term debt	(2,786)	(2,786)
Borrowings under note payable to financial institution	49,267	56,714
Payments on note payable to financial institution	(39,813)	(31,545)
Borrowings from capital lease obligations	—	1,561
Payments on capital lease obligations	(266)	(99)
Payments of debt amendment costs	—	(1,388)

Net cash provided by financing activities	6,388	22,374

Change in cash and cash equivalents	26	(13)
Cash and cash equivalents, beginning of period	51	31

Cash and cash equivalents, end of period	$77	$18

Non-cash investing activity:
Escrow account related to capital lease financing	$2,726	$4,030
Accrued property and equipment purchases	2,284	1,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2010 is derived from the audited consolidated financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, as presented in the Company’s 2010 Annual Report on Form 10-K. Prior period equity in earnings of unconsolidated subsidiary, net of dividends, has been reclassified to conform to current period presentation in the condensed consolidated statements of cash flows. This reclassification had no impact on income from operations, net income, or total assets.

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the first three months of 2011, the Company recorded purchases of property and equipment of $0.2 million, net of eliminations. At March 31, 2011, intercompany balances with NWPA included a receivable of $16,000. See Note 12 of the Condensed Consolidated Financial Statements for discussion of subsequent events related to NWPA.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Short-term inventories:
Raw materials	$70,662	$58,610
Work-in-process	2,382	2,521
Finished goods	18,258	17,566
Supplies	2,299	2,190

	93,601	80,887
Long-term inventories:
Finished goods	2,997	2,554

Total inventories	$96,598	$83,441

Long-term inventories are recorded in other assets. The lower of cost or market adjustment was $4.0 million at March 31, 2011 and $4.5 million at December 31, 2010.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at March 31, 2011	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,584	4,584	—	—

Total Assets	$7,310	$7,310	$—	$—

Financial Liabilities
Derivatives	$(1,011)	$—	$(1,011)	$—

Description	Balance at December 31, 2010	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,560	4,560	—	—

Total Assets	$7,286	$7,286	$—	$—

Financial Liabilities
Derivatives	$(622)	$—	$(622)	$—

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of March 31, 2011 and December 31, 2010, the total notional amount of the derivative contracts not designated as hedges was $1.0 million (CAD$1.0 million) and $1.3 million (CAD$1.3 million), respectively. As of March 31, 2011 and December 31, 2010, the total notional amount of the derivative contracts designated as hedges was $16.3 million (CAD$15.8 million) and $15.1 million (CAD$15.0 million), respectively.

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

Though most Canadian forward contracts have maturities not longer than 12 months at March 31, 2011, two of the Company’s contracts at that date with a total notional value of $3.6 million (CAD$3.4 million) have maturities greater than 12 months, with the greatest maturity being 18 months.

The balance sheet location and the fair values of derivative instruments are:

Foreign Currency Forward Contracts	March 31, 2011	December 31, 2010
	(in thousands)
Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$320	$317
Derivatives not designated as hedging instruments
Accrued liabilities	691	305

Total liabilities	$1,011	$622

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three months ended March 31, 2011 and March 31, 2010 are (in thousands):

	March 31, 2011
	Pretax Loss Recognized in Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging
Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(253)	Net sales	$(248)	Net sales	$(25)

	March 31, 2010
	Pretax Loss Recognized in Comprehensive Income on Effective Portion of Derivative	Pretax Gain Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging
Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(134)	Net sales	$(104)	Net sales	$20

At March 31, 2011, the effective portion of our cash flow hedges was a pretax loss of $287,000, all of which is expected to be reclassified from comprehensive income to net sales within the next 12 months.

For the three months ended March 31, 2011, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.2 million. For the three months ended March 31, 2010, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.4 million.

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

On March 3, 2010, the Company was served with a derivative complaint, captioned Ruggles v. Dunham et al., No. C10-5129 RBL, and filed in the United States District Court for the Western District of Washington. The plaintiff in this action is allegedly a current shareholder of the Company. The Company is a nominal defendant in this litigation. Plaintiff seeks to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims is that defendants breached fiduciary duties to the Company by causing the Company to make improper statements between April 23, 2008 and August 7, 2009. Plaintiff seeks to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

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

Environmental Litigation. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and approximately 140 other parties have been notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of March 2011, approximately 326 entities on and nearby the river have been asked to file information disclosure reports with the EPA. By agreement with the EPA, the ODEQ is responsible with overseeing remedial investigation and source control activities for all upland sites to prevent future contamination to the river. A remedial investigation and feasibility study of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final remediation investigation is expected to be complete in 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in 2011.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of March 31, 2011.

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

Guarantees. The Company has entered into certain stand-by letters of credit that total $11.2 million at March 31, 2011. The stand-by letters of credit relate to workers’ compensation insurance and certain suppliers.

6.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agricultural and traffic signpost systems. These two segments represent distinct business activities, which management evaluates based on segment gross profit and operating income. Transfers between segments in the periods presented were not material.

	Three months ended March 31,
	2011	2010
	(in thousands)
Net sales:
Water Transmission	$58,645	$52,685
Tubular Products	52,813	27,697

Total	$111,458	$80,382

Gross profit:
Water Transmission	$10,191	$6,673
Tubular Products	5,393	2,424

Total	$15,584	$9,097

Operating income:
Water Transmission	$8,557	$4,656
Tubular Products	4,368	1,854
Corporate	(4,656)	(4,058)

Total	$8,269	$2,452

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded:

	Three months ended March 31,
	2011	2010
	(in thousands)
Cost of sales	$5	$27
Selling, general and administrative expenses	213	466

Total	$218	$493

As of March 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $321,000, which is expected to be recognized over a weighted average period of 1.2 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2011 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2011	145,209	$17.64
Options granted	—	—
Options exercised or exchanged	(2,215)	15.97
Options canceled	—	—

Balance, March 31, 2011	142,994	17.67	2.48	$875

Exercisable, March 31, 2011	142,994	17.67	2.48	$875

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the three months ended March 31, 2011 was $17,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of March 31, 2011 and changes during the three months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2011	55,843	$37.00
Restricted stock units and performance awards granted	18,000	23.79
Restricted stock units and performance awards vested	(14,980)	37.66
Restricted stock units and performance awards canceled	(8,254)	37.97

Unvested restricted stock units and performance awards at March 31, 2011	50,609	31.95

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

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2007.

The Company had $125,000 of unrecognized tax benefits at March 31, 2011 and December 31, 2010. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 38.7% and 47.1% for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

9.	Comprehensive Income

Comprehensive income is reconciled to net income for the three months ended March 31, 2011 and 2010 as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$3,566	$1,056
Pension liability adjustment, net of tax	44	44
Unrealized gain (loss) on derivative financial instruments, net of tax	19	(30)

Total comprehensive income	$3,629	$1,070

10.	Earnings per Share

Net income per basic and diluted weighted average common share outstanding was calculated as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income (in thousands)	$3,566	$1,056

Basic weighted-average common shares outstanding	9,304,481	9,249,240
Effect of potentially dilutive common shares(1)	39,339	92,772

Diluted weighted-average common shares outstanding	9,343,820	9,342,012

Net income per common share:
Net income per basic common share	$0.38	$0.11
Net income per diluted common share	$0.38	$0.11
Antidilutive shares not included in diluted common share calculation	45,600	13,117

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

11.	Recent Accounting and Reporting Developments

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments were effective January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

12.	Subsequent Events

On April 1, 2011, the Company sold its interest in NWPA for $0.8 million. Under the terms of the sales agreement, $0.3 million was due at signing, $0.3 million is due on or before June 30, 2011 and $0.2 million is due on or before August 18, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2010 Form 10-K and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, industrial and traffic signpost systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 53% of net sales in the first three months of 2011.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near-term, we expect strained municipal budgets will impact the Water Transmission Group.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, industrial, construction, agricultural, and traffic signpost systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 47% of net sales in the first three months of 2011.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As discussed in our Form 10-K for the year ended December 31, 2010, we performed our annual goodwill impairment analysis as of December 31, 2010 and determined no impairment had occurred. A description of all other critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 11 of the Condensed Consolidated Financial Statements in Part I – Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2011	2010
Net sales
Water Transmission	52.6%	65.5%
Tubular Products	47.4	34.5

Total net sales	100.0	100.0
Cost of sales	86.0	88.7

Gross profit	14.0	11.3
Selling, general and administrative expense	6.6	8.2

Operating income	7.4	3.1
Other (income) expense	0.1	(0.8)
Interest income	(0.0)	(0.3)
Interest expense	2.1	1.7

Income before income taxes	5.2	2.5
Provision for income taxes	2.0	1.2

Net income	3.2%	1.3%

Gross profit as a percentage of segment net sales:
Water Transmission	17.4%	12.7%
Tubular Products	10.2	8.8

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales. Net sales increased 38.7% to $111.5 million for the first quarter of 2011 compared to $80.4 million for the first quarter of 2010. One customer in the Tubular Products segment accounted for 10.9% of total net sales in the first quarter of 2011. No single customer accounted for 10% of net sales in the first quarter of 2010.

Water Transmission sales increased by 11.3% to $58.6 million in the first quarter of 2011 from $52.7 million in the first quarter of 2010. The increase in sales in the first quarter of 2011 compared to the first quarter of 2010 was due to a 23% increase in selling prices per ton partially offset by a 10% decrease in volume. The increase in selling prices per ton in the first three months of 2011 was due to an increase in steel costs over 2010 and our mix of contracts produced during the quarter. Higher steel costs generally lead to higher contract values. Steel prices are discussed further in the gross margin analysis. The decrease in volume also resulted from continued weakness of municipal markets. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 90.7% to $52.8 million in the first quarter of 2011 from $27.7 million in the first quarter of 2010. The sales increase in the first quarter of 2011 as compared to the first quarter of 2010 was due to a 65% increase in tons sold and a 16% increase in selling price per ton. The most significant increase in demand was the result of increases in natural gas and oil drilling operations, with energy pipe representing 94% of the total Tubular Product volume increase in the first quarter of 2011 compared to the first quarter of 2010. In the first quarter of 2010, there were large amounts of imported energy pipe in the U.S. As import duties imposed by the U.S. Government took effect in the second quarter of 2010, volumes of energy pipe imported in the U.S. declined, leading to the higher volumes and profits in the first quarter of 2011. With the increase in demand, we installed manufacturing equipment in our Bossier City, Louisiana facility in 2010, increasing our capacity for energy pipe. Energy pipe volume increased 117% and energy pipe selling prices per ton increased 20% in the first quarter of 2011 compared to the first quarter of 2010.

Gross profit. Gross profit increased 71.3% to $15.6 million (14.0% of total net sales) in the first quarter of 2011 from $9.1 million (11.3% of total net sales) in the first quarter of 2010.

Water Transmission gross profit increased $3.5 million, or 52.7%, to $10.2 million (17.4% of segment net sales) in the first quarter of 2011 from $6.7 million (12.7% of segment net sales) in the first quarter of 2010. Our gross margin was impacted by the higher sales discussed above and higher materials cost per ton, including steel. Our Water Transmission materials cost per ton increased by 22% in the first quarter of 2011 compared to the first quarter of 2010 as a result of higher steel costs. Gross margins were positively impacted as lower margin projects awarded in 2009 which flowed through the 2010 income statement had less impact in 2011.

Gross profit from Tubular Products increased $3.0 million, or 122.5%, to $5.4 million (10.2% of segment net sales) in the first quarter of 2011 from $2.4 million (8.8% of segment net sales) in the first quarter of 2010. As noted above, demand for our Tubular Products increased significantly, particularly for our energy products, which had sales revenue of $13.2 million in the first quarter of 2010 and increased 161% to $34.5 million in the first quarter of 2011. The significant increase in volume contributed to the increase in gross profit in 2011, as the market conditions led to higher production which allowed us to recover more of our fixed costs than in the same period in 2010. The increased margins were partially offset by higher steel costs per ton of 10% in the first quarter of 2011 compared to the first quarter of 2010 and by our inventory lower of cost or market adjustment, which decreased by $678,000 in the first quarter of 2010 compared to no change in the first quarter of 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.3 million (6.6% of total net sales) in the first quarter of 2011 from $6.6 million (8.2% of total net sales) in the first quarter of 2010. In the first quarter of 2011 as compared to the first quarter of 2010, bonus expense of $402,000 was recorded as a result of improved financial outlook, Tubular Product sales commission expense increased $311,000 with the increase in our Tubular Products sales volume, and severance costs increased $377,000 related to the departure of our former Chief Financial Officer in January, 2011. These were partially offset by reduced accounting investigation costs of $565,000.

Interest expense. Interest expense was $2.4 million in the first quarter of 2011 and $1.3 million in the first quarter of 2010. Higher average borrowings and higher average interest rates increased interest expense in the first quarter of 2011 compared to the first quarter of 2010.

Income Taxes. The tax provision was $2.2 million in the first quarter of 2011 (an effective tax rate of 38.7%) while the tax provision for the first quarter of 2010 was $0.9 million (an effective tax rate of 47.1%). Our effective tax rate of 38.7% exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the year 2011. When pre-tax earnings move between loss and income positions, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in those situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2011 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2011, our working capital (current assets minus current liabilities) was $163.3 million as compared to $155.2 million as of December 31, 2010.

Net cash used in operating activities in the first three months of 2011 was $2.9 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first three months of 2011 was $3.5 million, primarily for capital expenditures for capacity expansion in our Tubular Products plants. Capital expenditures in 2011 are expected to be approximately $16 million to $18 million for standard capital replacement and recently announced strategic investment projects. These include an expansion at our Atchison, Kansas facility that will increase its production capacity by more than 50%, improve productivity and enable the facility to produce product up to 0.375 inch wall. In addition, we are upgrading our Houston, Texas mill to facilitate production of 2-3/8 and 2-7/8 inch tubing with physical properties suitable for heat treating.

Net cash provided by financing activities in the first three months of 2011 was $6.4 million, which resulted primarily from net borrowings of $9.5 million under our Amended and Restated Credit Agreement (“Credit Agreement”), partially offset by long-term debt payments of $2.8 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2011. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. See the discussion below under “Line of Credit and Long-Term Debt” for a discussion of recent developments regarding compliance with the terms of our line of credit and long-term debt agreements. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at March 31, 2011: a $125.0 million Credit Agreement, under which $77.5 million was outstanding; $6.4 million of Series A Term Note, $6.0 million of Series B Term Notes, $5.7 million of Series C Term Notes and $2.6 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

During 2010, we entered into several amendments to our Credit Agreement and our Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010. Upon delivery to the lenders of the Company’s financial statements and Compliance Certificate for the period ended September 30, 2010, the availability under the Credit Agreement was increased to $117.5 million. Upon delivery of the March 31, 2011 Compliance Certificate, amounts available under our Credit Agreement will increase to $125 million. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. At March 31, 2011, we had $77.5 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 4.64%. At March 31, 2011, we had an additional net borrowing capacity under the credit facility of $26.5 million.

The Series A Term Note in the principal amount of $6.4 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.75% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $6.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.47% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $5.7 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.36% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $2.6 million mature on January 24, 2015 and require annual payments in the amount of $645,000 plus interest of 9.32% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had $8.6 million of capital lease outstanding at March 31, 2011, under which certain equipment used in the manufacturing process is leased. The average interest rate on the capital lease is 5.70%.

Our capital lease outstanding as of March 31, 2011 consists of an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of March 31, 2011, $2.7 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of March 31, 2011 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 6.25:1.0. Our ratio as of March 31, 2011 is 4.28:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 6.25:1.0. Our ratio as of March 31, 2011 is 4.28:1.0.

•	The Consolidated Tangible Net Worth must be greater than $195 million. Our tangible net worth as of March 31, 2011 is $228 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of March 31, 2011 is 1.83:1.0.

•	The Minimum Consolidated EBITDA cannot be less than $18.5 million. Our consolidated EBITDA as of March 31, 2011 is $22.5 million.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of March 31, 2011 is 1.5%.

As of March 31, 2011, we are in compliance with all financial covenants. In accordance with the requirements, the Consolidated Fixed Charge Coverage Ratio will next be calculated as of June 30, 2011.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our amended covenants for the next 12 months.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For the three months ended March 31, 2011, there has been no material change in market risk factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this March 2011 Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we are dedicating significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Management’s Report on Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting described in our 2010 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2010:

•

We did not maintain an effective control environment, which is necessary for effective internal control over financial reporting, as evidenced by: (i) an insufficient number of personnel with an appropriate level of generally accepted accounting principles (“GAAP”) knowledge and experience or ongoing training in the application of GAAP commensurate with the Company’s financial reporting requirements, and (ii) insufficient number of personnel appropriately qualified to perform an appropriately detailed review of the accounting for nonroutine transactions, which resulted in prior periods in erroneous or unsupported judgments regarding the proper application of GAAP. This control environment weakness also contributed to the additional material weaknesses described below.

•	We did not have effective controls to ensure regular validation of management assumptions used in certain of our accounting estimates.

•

We did not have effective controls over certain spreadsheets. Specifically, the Company did not have sufficient review procedures in place to ensure an accurate preparation of spreadsheets used to support the preparation of financial information.

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

The material weaknesses described above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although we did not identify a material misstatement in 2011 which resulted from these deficiencies, management does not believe that the controls in place as of March 31, 2011 are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of March 31, 2011.

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

•

Design and evaluate a remediation action for each control deficiency for each affected area: validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required. The Remediation Plan will require an assessment of all control failures; we expect that many of the recent improvements will provide an appropriate starting point for the specific action plans;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and;

•	Review and acceptance of completion of the remediation effort by management.

Additionally, we are evaluating and enhancing our entity level controls as part of our Remediation Plan. The following are steps we have taken in this process:

•	In March 2010, our Board of Directors appointed a new CEO;

•	In August 2010, we hired a Director of Compliance and Controls to direct our remediation efforts;

•	In August 2010, our Board of Directors elected a new, independent member to the Board of Directors;

•

In the third quarter of 2010, we implemented a new sub-certification process with our management group in order to demonstrate a clear commitment to corporate integrity and compliance and a duty to report financial irregularities;

•

In the third quarter of 2010, we undertook an effort to enhance existing and adopt new, written policies and procedures; specifically, we have focused on our cost-to-cost percentage-of-completion revenue recognition method to describe more clearly our guiding principles related to the accounting for our Water Transmission segment contracts;

•	In December of 2010, our employees acknowledged, by way of signature, compliance with and understanding of our Code of Conduct;

•	In January of 2011, our Board of Directors appointed a new CFO, who oversaw the preparation of the 2010 Form 10-K.

The Remediation Plan is being administered by our Director of Compliance and Controls and involves key leaders from across the organization, including the CEO and CFO. Each specific area of action within the Remediation Plan has been assigned an owner who will coordinate the resources required for timely completion of the remediation activities. The Director of Compliance and Controls will report quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Separation Agreement and Release between Northwest Pipe Company and Stephanie J. Welty, dated as of January 20, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2011

NORTHWEST PIPE COMPANY

By:	/s/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer
(Principal Financial Officer)