Form 10-Q
period 2011-06-30
NORTHWEST PIPE CO
filed 2011-08-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,344,701
(Class)	(Shares outstanding at August 4, 2011)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	$XXX,XXX	$XXX,XXX
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$43	$51
Trade and other receivables, less allowance for doubtful accounts of $1,242 and $2,151	93,753	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	59,811	45,533
Inventories	74,178	80,887
Refundable income taxes	—	15,299
Deferred income taxes	6,442	6,293
Prepaid expenses and other	1,566	2,163

Total current assets	235,793	216,700
Property and equipment, net	171,661	171,766
Goodwill	20,478	21,451
Other assets	20,205	25,288

Total assets	$448,137	$435,205

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Note payable to financial institution	72,819	—
Current portion of capital lease obligations	1,118	1,087
Accounts payable	19,478	28,463
Accrued liabilities	18,388	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	18,884	14,808

Total current liabilities	136,401	61,520
Note payable to financial institution	—	68,000
Long-term debt, less current portion	13,500	17,786
Capital lease obligations, less current portion	7,164	7,731
Deferred income taxes	26,958	25,694
Other long-term liabilities	8,827	8,828

Total liabilities	192,850	189,559

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,344,701 and 9,298,156 shares issued and outstanding	93	93
Additional paid-in-capital	108,066	107,578
Retained earnings	149,435	140,494
Accumulated other comprehensive loss	(2,307)	(2,519)

Total stockholders’ equity	255,287	245,646

Total liabilities and stockholders’ equity	$448,137	$435,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$143,801	$96,125	$255,259	$176,507
Cost of sales	125,872	90,358	221,746	161,643

Gross profit	17,929	5,767	33,513	14,864
Selling, general and administrative expense	5,381	6,621	12,696	13,266

Operating income (loss)	12,548	(854)	20,817	1,598
Other expense (income)	1,604	228	1,717	(427)
Interest income	(56)	(235)	(89)	(466)
Interest expense	2,344	1,934	4,718	3,276

Income (loss) before income taxes	8,656	(2,781)	14,471	(785)
Provision for (benefit from) income taxes	3,281	(1,384)	5,530	(444)

Net income (loss)	$5,375	$(1,397)	$8,941	$(341)

Basic earnings (loss) per share	$0.58	$(0.15)	$0.96	$(0.04)

Diluted earnings (loss) per share	$0.57	$(0.15)	$0.96	$(0.04)

Shares used in per share calculations:
Basic	9,327	9,278	9,316	9,264

Diluted	9,355	9,278	9,348	9,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	8,941	$(341)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,465	3,448
Amortization of intangible assets	50	60
Allowance on notes receivable	3,171	—
Provision for doubtful accounts	(909)	(60)
Equity in earnings of unconsolidated subsidiary, net of dividends received	394	(506)
Amortization of debt issuance costs	1,021	519
Deferred income taxes	1,115	193
Loss on disposal of property and equipment	364	515
Gain on sale of business	(1,567)	—
Stock based compensation expense	449	546
Tax benefit from stock option plans	—	(123)
Changes in operating assets and liabilities:
Trade and other receivables, net	(29,164)	(16,169)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(10,202)	(7,082)
Inventories	3,072	(7,067)
Refundable income taxes	15,299	1,372
Prepaid expenses and other assets	792	484
Accounts payable	(9,045)	(2,937)
Accrued and other liabilities	7,151	(314)

Net cash used in operating activities	(5,603)	(27,462)

Cash Flows From Investing Activities:
Additions to property and equipment	(8,580)	(11,320)
Proceeds from sale of business	13,727	—
Other investing activities	567	320
Issuance of note receivable	(250)	(870)
Proceeds from the sale of property and equipment	95	18

Net cash provided by (used in) investing activities	5,559	(11,852)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	90	—
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(51)	(83)
Payments on long-term debt	(4,286)	(4,287)
Borrowings under note payable to financial institution	88,050	105,536
Payments on note payable to financial institution	(83,231)	(62,109)
Borrowings from capital lease obligations	—	2,146
Payments on capital lease obligations	(536)	(201)
Payments of debt amendment costs	—	(1,675)

Net cash provided by financing activities	36	39,327

Change in cash and cash equivalents	(8)	13
Cash and cash equivalents, beginning of period	51	31

Cash and cash equivalents, end of period	$43	$44

Non-cash investing activity:
Escrow account related to capital lease financing	$2,726	$3,445
Accrued property and equipment purchases	1,028	1,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2010 is derived from the audited consolidated financial statements presented in the Northwest Pipe Company (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2010. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, as presented in the Company’s 2010 Annual Report on Form 10-K. Prior period equity in earnings of an unconsolidated subsidiary, net of dividends, which was previously reflected within change in other assets has been reclassified (separated) to its own line item within net cash used from operating activities to conform to current period presentation in the condensed consolidated statements of cash flows. This reclassification had no impact on cash flows from operations, income from operations, net income, or total assets.

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

On April 1, 2011, the Company sold its interest in Northwest Pipe Asia Pte. Ltd. (“NWPA”), which was previously accounted for under the equity method of accounting. See Note 12 of the Condensed Consolidated Financial Statements for further information regarding the sale.

Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Short-term inventories:
Raw materials	$54,200	$58,610
Work-in-process	1,449	2,521
Finished goods	16,194	17,566
Supplies	2,335	2,190

	74,178	80,887
Long-term inventories:
Finished goods	2,527	2,554

Total inventories	$76,705	$83,441

The lower of cost or market adjustment was $4.0 million at June 30, 2011 and $4.5 million at December 31, 2010. Long-term inventories are recorded in other assets.

3.	Fair Value Measurements

The Company records certain of its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at June 30, 2011	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,604	4,604	—	—

Total Assets	$7,330	$7,330	$—	$—

Financial Liabilities
Derivatives	$(747)	$—	$(747)	$—

Description	Balance at December 31, 2010	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,560	4,560	—	—

Total Assets	$7,286	$7,286	$—	$—

Financial Liabilities
Derivatives	$(622)	$—	$(622)	$—

The escrow account, consisting of a money market mutual fund, is valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The deferred compensation plan assets consists of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The Company’s derivatives consist of foreign currency cash flow hedges and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The net carrying amounts of cash and cash equivalents, trade and other receivables, refundable income taxes, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. Similarly, the Company believes the carrying value of its long-term debt also approximates fair value in that the interest rates and scheduled maturities applicable of the outstanding borrowings approximate interest rates and terms available for the same or similar loans.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the underlying hedged revenue is recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of June 30, 2011 and December 31, 2010, the total notional amount of the derivative contracts not designated as hedges was $0.7 million (CAD$0.8 million) and $1.3 million (CAD$1.3 million), respectively. As of June 30, 2011 and December 31, 2010, the total notional amount of the derivative contracts designated as hedges was $18.3 million (CAD$19.0 million) and $15.1 million (CAD$15.0 million), respectively.

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

Though most Canadian forward contracts have maturities not longer than 12 months at June 30, 2011, two of the Company’s contracts at that date with a total notional value of $3.3 million (CAD$3.4 million) have maturities greater than 12 months, with the greatest maturity being 15 months.

The balance sheet location and the fair values of derivative instruments are (in thousands):

Foreign Currency Forward Contracts	June 30, 2011	December 31, 2010
Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$149	$317
Derivatives not designated as hedging instruments
Accrued liabilities	598	305

Total liabilities	$747	$622

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and six months ended June 30, 2011 and June 30, 2010 are (in thousands):

		Pretax Gain (Loss) Recognized in Comprehensive Income (Loss) on Effective Portion of Derivative
		Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts		$(101)	$292	$(353)	$158

		Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
		Three months ended June 30,		Six months ended June 30,
	Location	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$(258)	$91	$(506)	$(13)

		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
		Three months ended June 30,		Six months ended June 30,
	Location	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$(32)	$(22)	$(57)	$(2)

At June 30, 2011, there is $118,000 of deferred pretax losses on outstanding derivatives accumulated in other comprehensive loss all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three and six months ended June 30, 2011, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.4 million and $0.6 million, respectively. For the three months ended June 30, 2010, gains from our derivative contracts not designated as hedging instruments recognized in net sales were $0.4 million, which brought the year-to-date net gains (losses) for these contracts to zero as of June 30, 2010.

5.	Commitments and Contingencies

Securities Litigation. On November 20, 2009, a complaint against the Company, captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL (“Richard”), was filed in the United States District Court for the Western District of Washington. The plaintiff is allegedly a purchaser of the Company’s stock. In addition to the Company, Brian W. Dunham, the Company’s former President and Chief Executive Officer, and Stephanie J. Welty, the Company’s former Chief Financial Officer, are named as defendants. The complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during the same period, and seeks damages for losses caused by the alleged wrongdoing.

A similar complaint, captioned Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. Northwest Pipe Co. et al., No. C09-5791 RBL (“Plumbers”), was filed against the Company in the same court on December 22, 2009. In addition to the Company, Brian W. Dunham, Stephanie J. Welty and William R. Tagmyer, the Company’s current Chairman of the Board, are named as defendants in the Plumbers complaint. In the Plumbers complaint, as in the Richard complaint, the plaintiff is allegedly a purchaser of the Company’s stock and asserts that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during that period, and seeks damages for losses caused by the alleged wrongdoing.

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants did not need to respond immediately to either of the two outstanding complaints, and that a consolidated amended complaint would be filed within 45 days of us having completed the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and our 2009 Form 10-K with the SEC. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. Briefing on those motions concluded on May 24, 2011 and a ruling on the pending motion to dismiss is expected between August and October, 2011. We intend to vigorously defend ourselves against these claims. This securities litigation is at an early stage and, at this time, it is not possible to predict its outcome. Therefore, we have not accrued any charges related to this litigation.

On March 3, 2010, the Company was served with a derivative complaint, captioned Ruggles v. Dunham et al., No. C10-5129 RBL (“Ruggles”), and filed in the United States District Court for the Western District of Washington. The plaintiff in this action is allegedly a current shareholder of the Company. The Company is a nominal defendant in this litigation. Plaintiff seeks to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims is that defendants breached fiduciary duties to the Company by causing the Company to make improper statements between April 23, 2008 and August 7, 2009. Plaintiff seeks to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

Neither the Company nor the defendants are required to respond to the current complaint. Pursuant to an agreement among the parties, on February 15, 2011 the Court entered an Order staying the Ruggles action until after the same Court has ruled on the motions to dismiss the securities class action described above. Any amended complaint in the Ruggles action would be due within 45 days after such a ruling. It should also be noted that derivative claims by their nature do not seek to recover damages from us, but purport instead to seek to recover damages for the benefit of us. This litigation is at a very early stage and, at this time, it is not possible to predict its outcome. Therefore, we have not accrued any charges related to this litigation.

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

Environmental Litigation. On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned slip. The Company and approximately 141 other parties have been notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). As of June 2011, approximately 326 entities on and nearby the river have been asked to file information disclosure reports with the EPA. By agreement with the EPA, the ODEQ is responsible with overseeing remedial investigation and source control activities for all upland sites to prevent future contamination to the river. A remedial investigation and feasibility study of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final remedial investigation, including a Human Health Risk Assessment and a Baseline Ecological Risk Assessment, is expected to be complete in 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in late 2011.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of the Company’s property furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOC’s is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 95 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested the Company to revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information available related to nearby properties. The Company expects to submit an Expanded Risk Assessment for the Chlorinated Groundwater Plume by the fall of 2011.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified small amounts of polynuclear aromatic compounds and polychlorinated biphenyls and have periodically identified trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged to a neighboring property’s privately owned slip, as is storm water from surrounding industrial properties. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of polynuclear aromatic compounds, polychlorinated biphenyls and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs and made certain paving improvements at the Portland facility. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. The Company is working with the City of Portland and the ODEQ to facilitate further soil and storm water source control measures. The Company submitted a remediation plan related to soil contamination in May 2010, which ODEQ approved in August 2010. The Company expects to spend approximately $2.3 million during 2011 to address these issues.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of June 30, 2011.

We operate our facilities under numerous governmental permits and licenses relating to air emissions, storm water run-off, and other environmental matters. Our operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. We believe we are in material compliance with our permits and licenses and these laws and regulations, and we do not believe that future compliance with such laws and regulations will have a material effect on our financial position, results of operations or cash flows.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. The Company believes that it is not presently a party to any other litigation, the outcome of which would have a material effect on its business, financial condition, results of operations or cash flows.

Guarantees. The Company has entered into certain stand-by letters of credit that total $11.2 million at June 30, 2011. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

6.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, and agricultural systems. The Tubular Products Group also manufactured and marketed welded steel pipe used in traffic signpost applications through June 1, 2011 (see Note 12). These two segments represent distinct business activities, which management evaluates based on segment gross profit and operating income. Transfers between segments in the periods presented were not material.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$74,459	$56,060	$133,104	$108,745
Tubular Products	69,342	40,065	122,155	67,762

Total	$143,801	$96,125	$255,259	$176,507

Gross profit:
Water Transmission	$12,001	$4,991	$22,192	$11,664
Tubular Products	5,928	776	11,321	3,200

Total	$17,929	$5,767	$33,513	$14,864

Operating income (loss):
Water Transmission	$9,861	$3,080	$18,418	$7,736
Tubular Products	5,092	(15)	9,460	1,839
Corporate	(2,405)	(3,919)	(7,061)	(7,977)

Total	$12,548	$(854)	$20,817	$1,598

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of sales	$4	$8	$9	$35
Selling, general and administrative expenses	226	45	$439	$511

Total	$230	$53	$448	$546

As of June 30, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $247,000, which is expected to be recognized over a weighted average period of 0.9 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2011 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2011	145,209	$17.64
Options granted	—
Options exercised or exchanged	(69,612)	14.12
Options canceled	—

Balance, June 30, 2011	75,597	20.88	4.31	$453

Exercisable, June 30, 2011	75,597	20.88	4.31	$453

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the six months ended June 30, 2011 was $715,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of June 30, 2011 and changes during the six months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2011	55,843	$37.00
Restricted stock units and performance awards granted	18,000	23.79
Restricted stock units and performance awards vested	(8,443)	25.60
Restricted stock units and performance awards canceled	(21,774)	46.94

Unvested restricted stock units and performance awards at June 30, 2011	43,626	28.78

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

Stock Awards

For the six months ended June 30, 2011 and 2010, stock awards of 6,261 and 0 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $25.15 in 2011.

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2007.

The Company had $125,000 of unrecognized tax benefits at June 30, 2011 and December 31, 2010. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 37.9% and 38.2%, respectively, for the three and six month periods ended June 30, 2011, and estimated effective tax benefit rates of 49.8% and 56.6%, respectively, for the three and six month periods ended June 30, 2010.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity for the three and six month periods ended June 30, 2011 and 2010 except those resulting from investments by and distributions to stockholders as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$5,375	$(1,397)	$8,941	$(341)
Pension liability adjustment, net of tax	44	44	88	88
Unrealized gain on derivative financial instruments, net of tax	105	139	124	109

Total comprehensive income (loss)	$5,524	$(1,214)	$9,153	$(144)

10.	Earnings per Share

Net income (loss) per basic and diluted weighted average common share outstanding was calculated as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) (in thousands)	$5,375	$(1,397)	$8,941	$(341)

Basic weighted-average common shares outstanding	9,326,873	9,278,396	9,315,739	9,263,899
Effect of potentially dilutive common shares(1)	28,508	—	32,757	—

Diluted weighted-average common shares outstanding	9,355,381	9,278,396	9,348,496	9,263,899

Net income (loss) per common share:
Net income (loss) per basic common share	$0.58	$(0.15)	$0.96	$(0.04)
Net income (loss) per diluted common share	$0.57	$(0.15)	$0.96	$(0.04)
Antidilutive shares not included in diluted common share calculation	34,000	49,307	45,801	25,534

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method

11.	Recent Accounting and Reporting Developments

In June 2011, the FASB issued ASU 2011-05, which eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders Equity. All changes in components of stockholders’ equity must be presented in (1) a single continuous statement of comprehensive income, which presents the total of comprehensive income, the components of net income, and the components of comprehensive income, or (2) two separate but consecutive statements. Under either presentation method, reclassification adjustments between other comprehensive income and net income are required to be presented on the face of the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and thus will have a presentation only impact.

In May 2011, the FASB issued ASU 2011-04, which amends the wording used to describe the requirements for measuring fair value and expands fair value disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows as the new requirements are primarily disclosure related.

12.	Sale of Business

On April 1, 2011, the Company sold its interest in NWPA for $0.8 million to the controlling owners of the business. A total of $0.6 million under the terms of the sales agreement has been received by the Company at June 30, 2011. The remaining $0.2 million is due on or before August 31, 2011.

On June 1, 2011, the Company sold all assets of the traffic system products line of the Tubular Products facility in Houston, Texas. Assets sold as part of this sale included the (i) raw materials, work-in-process, finished goods and related fuel and supplies inventories, (ii) tangible personal property located at the Houston facilities or used by the Company in connection with the traffic business, including machinery, equipment, tooling, operating and maintenance manuals, parts and all other tangible assets used in or related to the traffic business, (iii) receivables, and (iv) other assets. Total consideration of $13.7 million was received, resulting in a gain of $1.6 million recognized in other expense (income) during the second quarter of 2011. The calculation of the gain on sale included a write-off of $1.0 million of goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2010 Form 10-K and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 52.1% of net sales in the first six months of 2011.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. However, in the near-term, we expect strained municipal budgets will impact the Water Transmission Group.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, industrial, construction, and agricultural systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 47.9% of net sales in the first six months of 2011.

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

	Three months ended June 30,		Six months ended June ,
	2011	2010	2011	2010
Net sales
Water Transmission	51.8%	58.3%	52.1%	61.6%
Tubular Products	48.2	41.7	47.9	38.4

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	87.5	94.0	86.9	91.6

Gross profit	12.5	6.0	13.1	8.4
Selling, general and administrative expense	3.8	6.9	4.9	7.5

Operating income (loss)	8.7	(0.9)	8.2	0.9
Other (income) expense	1.1	0.2	0.7	(0.2)
Interest income	(0.0)	(0.2)	(0.0)	(0.3)
Interest expense	1.6	2.0	1.8	1.8

Income (loss) before income taxes	6.0	(2.9)	5.7	(0.4)
Provision for (benefit from) income taxes	2.3	(1.4)	2.2	(0.2)

Net income (loss)	3.7%	(1.5)%	3.5%	(0.2)%

Gross profit as a percentage of segment net sales:
Water Transmission	16.1%	8.9%	16.7%	10.7%
Tubular Products	8.5	1.9	9.3	4.7

Three Months and Six Months Ended June 30, 2011 Compared to Three Months and Six Months Ended June 30, 2010

Net sales. Net sales increased 49.6% to $143.8 million for the second quarter of 2011 compared to $96.1 million for the second quarter of 2010, and increased 44.6% to $255.3 million for the first six months of 2011 compared to $176.5 million in the same period of 2010. One customer in the Tubular Products segment accounted for 13.5% of total net sales in the second quarter of 2011 and 12.3% of total net sales for the first six months of 2011. No single customer accounted for 10% of net sales in the second quarter or first six months of 2010.

Water Transmission sales increased by 32.8% to $74.5 million in the second quarter of 2011 from $56.1 million in the second quarter of 2010 and increased 22.4% to $133.1 million in the first six months of 2011 from $108.7 million in the first six months of 2010. The increase in sales in the second quarter of 2011 compared to the second quarter of 2010 was due to a 16% increase in average selling price per ton and a 14% increase in tons produced. The increase in average selling price per ton in the second quarter of 2011 was driven by a higher priced mix of contracts in the second quarter of 2011 compared to the same quarter in 2010 and to a lesser extent by a 3% increase in material cost per ton. The increase in sales in the first six months of 2011 compared to the first six months of 2010 was due to a 20% increase in average selling price per ton and a 2% increase in tons produced. The increase in average selling price per ton in the first six months of 2011 was due to the mix of contracts produced in the first six months of 2011 compared to the same period of 2010 and due to a 12% increase in material cost per ton. Higher per ton selling prices for contracts generally correspond to higher costs per ton of material including steel.

Tubular Products sales increased 73.1% to $69.3 million in the second quarter of 2011 from $40.1 million in the second quarter of 2010 and increased 80.3% to $122.2 million in the first six months of 2011 from $67.8 million in the same period of 2010. The sales increase in the second quarter of 2011 as compared to the second quarter of 2010 was due to a 48% increase in tons sold from 37,635 tons to 55,697 tons and a 17% increase in the average selling price per ton. The sales increase in the first six months of 2011 compared to the same period in 2010 was due to a 55% increase in tons sold from 66,431 tons to 103,229 tons and a 16% increase in the average selling price per ton. For the second quarter and the first six months of 2011 compared to the same periods of 2010, the most significant increase in tons sold was the result of higher demand for energy pipe, driven by increases in natural gas and oil drilling operations. Increases in energy pipe tons sold were 86% in the second quarter compared to the second quarter last year and 99% for the first six months of 2011 compared to the same period of 2010. The higher production volume needed to support these increased sales was enabled by our investment in our Bossier City, Louisiana facility in 2010, which increased our energy pipe manufacturing capacity. The increases in average selling prices reflect higher steel costs. Cost per ton of material including steel increased by 15% in the second quarter of 2011 compared to the second quarter of 2010 and by 13% in the first six months of 2011 compared to the same period of 2010.

Gross profit. Gross profit increased 210.9% to $17.9 million (12.5% of total net sales) in the second quarter of 2011 from $5.8 million (6.0% of total net sales) in the second quarter of 2010 and increased 125.5% to $33.5 million (13.1% of total net sales) in the first six months of 2011 from $14.9 million (8.4% of total net sales) in the first six months of 2010.

Water Transmission gross profit increased $7.0 million, or 140.5%, to $12.0 million (16.1% of segment net sales) in the second quarter of 2011 from $5.0 million (8.9% of segment net sales) in the second quarter of 2010. Water Transmission gross profit also increased in the first six months of 2011 to $22.2 million (16.7% of segment net sales) compared to the same period in the prior year when gross profit was $11.7 million (10.7% of segment net sales.) The increases in gross profit in the second quarter of 2011 compared to the same quarter of 2010 and in the first six months of 2011 compared to the same period of the prior year were driven by the increases in tons produced and the increases in average selling price per ton. The increases in gross profit as a percentage of sales in the second quarter and first six months of 2011 compared to the same periods in 2010 were driven by a more favorable mix of contracts and by the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales. The more favorable mix in the second quarter and the first six months of 2011 is partially the result of the completion of lower margin contracts awarded in 2009, which flowed through the income statement in 2010, and which were replaced by higher margin contracts bid in 2010 and reflected in the 2011 income statement.

Gross profit from Tubular Products increased $5.2 million, or 663.9%, to $5.9 million (8.5% of segment net sales) in the second quarter of 2011 from $0.8 million (1.9% of segment net sales) in the second quarter of 2010 and increased 253.8% to $11.3 million (9.3% of segment net sales) in the first six months of 2011 from $3.2 million (4.7% of segment net sales) in the first six months of 2010. The increases in volume and selling prices, partially offset by higher steel costs, contributed to the increase in gross profit in the second quarter and first six months of 2011 compared to the same periods of the prior year. As noted above, material costs including steel cost per ton increased 15% and 13% respectively in the second quarter and first six months of 2011 compared to the same periods of 2010. The increases in gross profit as a percent of sales in the second quarter and first six months of 2011 were driven by a more favorable mix, as the gross profit as a percent of sales on energy pipe is higher relative to other Tubular product lines. Energy pipe represented 71% of tons sold in the second quarter and 70% in the first six months of 2011 compared to 56% and 54%, respectively, in the same periods of 2010. The gross profit as a percent of sales in the second quarter and first six months of 2011 also improved relative to the same periods of the prior year due to the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $5.4 million (3.8% of total net sales) in the second quarter of 2011 from $6.6 million (6.9% of total net sales) in the second quarter of 2010 and decreased to $12.7 million (4.9% of total net sales) in the first six months of 2011 from $13.3 million (7.5% of total net sales) in the same period of 2010. The decrease in the second quarter of 2011 as compared to the second quarter of 2010 was primarily the result of a $1.5 million net credit driven by insurance proceeds related to our accounting investigation compared to expense of $1.7 million in the second quarter of 2010, partially offset by a $1.5 million increase in bonus and share-based compensation expense, a $0.1 million increase in wages and benefits, a $0.1 million increase in commission expense, and other increases associated with higher levels of business activity. The decrease in the first six months of 2011 compared to the same period of the prior year was largely driven by a $0.5 million net credit driven by insurance proceeds related to our accounting investigation compared to expense of $3.5 million in the first six months of 2010, partially offset by a $1.9 million increase in bonus and share-based compensation expense, a $0.4 million increase in audit fees, a $0.4 million increase in severance costs related to the departure of our former Chief Financial Officer in January 2011, a $0.4 million increase in wages and benefits, a $0.4 million increase in commission expense associated with the higher level of sales in our Tubular Products business, and other increases associated with higher levels of business activity.

Other expense (income). Other expense (income) increased to $1.6 million of expense (1.1% of total net sales) in the second quarter of 2011 from $0.2 million of expense (0.2% of total net sales) in the second quarter of 2010 and increased to $1.7 million of expense (0.7% of total net sales) in the first six months of 2011 from income of ($0.4) million (0.2% of total net sales) in the first six months of 2010. The increase in expense in the second quarter of 2011 compared to the same quarter of 2010 was driven by an allowance of $3.2 million taken on notes receivable during the second quarter of 2011, partially offset by a $1.6 million gain on the sale of the Houston traffic systems business.

Interest expense. Interest expense was $2.3 million in the second quarter of 2011 and $1.9 million in the second quarter of 2010 and $4.7 million in the first six months of 2011 and $3.3 million in the first six months of 2010. Higher average borrowings and higher average interest rates increased interest expense in the second quarter of 2011 compared to the second quarter of 2010. Average borrowings and average interest rates were also higher in the first six months of 2011 compared to the same period in 2010, which increased interest expense in the first six months of 2011 compared to 2010.

Income taxes. The tax provision was $3.3 million in the second quarter of 2011 (an effective tax rate of 37.9%) and $5.5 million in the first six months of 2011 (an effective tax rate of 38.2%), which exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the year 2011. The tax benefit for the second quarter of 2010 was $1.4 million (an effective tax rate of 49.8%) and $444,000 first the first six months of 2010 (an effective tax rate of 56.6%). When pre-tax earnings move between loss and income positions, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in those situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit facility. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the six months ended June 30, 2011 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of June 30, 2011, our working capital (current assets minus current liabilities) was $99.4 million as compared to $155.2 million as of December 31, 2010. The primary reason for the reduction in working capital was the movement of our note payable to financial institution from long-term liabilities to current liabilities, partially offset by net increases in current assets.

Net cash used in operating activities in the first six months of 2011 was $5.6 million. This was primarily the result of the collection of $14.7 million of federal income tax refunds, partially offset by fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash provided by investing activities in the first six months of 2011 was $5.6 million, primarily from proceeds received from the sale of the traffic systems product line of the Houston facility for $13.7 million, partially offset by capital expenditures for capacity expansion in our Tubular Products plants. Capital expenditures in 2011 are expected to be approximately $16 million to $18 million for standard capital replacement and recently announced strategic investment projects. These strategic investment projects include an expansion at our Atchison, Kansas facility that will increase its production capacity by more than 50%, improve productivity and enable the facility to produce product up to 0.375 inch wall. In addition, we are upgrading our Houston, Texas mill to facilitate production of 2-3/8 and 2-7/8 inch tubing with physical properties suitable for heat treating.

Net cash provided by financing activities in the first six months of 2011 was $36,000, which resulted primarily from net borrowings of $88.1 million under our Amended and Restated Credit Agreement (“Credit Agreement”), partially offset by debt payments of $87.5 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreement will be adequate to fund our working capital and capital requirements for at least the foreseeable future. We also expect to continue to rely on cash generated from operations and other sources of available funds to make required principal payments under our long term debt during 2011. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. See the discussion below under “Line of Credit and Long-Term Debt” for a discussion of developments in 2010 regarding compliance with the terms of our line of credit and long-term debt agreements. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at June 30, 2011: a $125.0 million Credit Agreement, under which $72.8 million was outstanding; $6.4 million of Series A Term Note, $4.5 million of Series B Term Notes, $5.7 million of Series C Term Notes and $2.6 million of Series D Term Notes.

The Credit Agreement expires on May 31, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

During 2010, we entered into several amendments to our Credit Agreement and our Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 through the quarter ended March 31, 2011. Upon delivery of the March 31, 2011 Compliance Certificate, all restrictions were removed and amounts available under our Credit Agreement were increased to $125 million. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. At June 30, 2011, we had $72.8 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 4.47%. At June 30, 2011, we had an additional net borrowing capacity under the credit facility of $41.0 million.

The Series A Term Note in the principal amount of $6.4 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $4.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $5.7 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $2.6 million mature on January 24, 2015 and require annual payments in the amount of $645,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had an $8.3 million capital lease obligation outstanding at June 30, 2011, under which certain equipment used in the manufacturing process is leased. The interest rate on the capital lease is 5.7%.

The capital lease outstanding as of June 30, 2011 consists of an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of June 30, 2011, $2.7 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of June 30, 2011 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 4.75:1.0. Our ratio as of June 30, 2011 is 2.56:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 4.75:1.0. Our ratio as of June 30, 2011 is 2.56:1.0.

•	The Consolidated Tangible Net Worth must be greater than $199 million. Our tangible net worth as of June 30, 2011 is $235 million.

•	The Asset Coverage Ratio must not be less than 1.0:1.0. Our ratio as of June 30, 2011 is 2.13:1.0.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of June 30, 2011 is 1.4%.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.1:1.0. Our ratio as of June 30, 2011 is 1.97:1.0.

As of June 30, 2011, we are in compliance with all financial covenants.

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

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For the six months ended June 30, 2011, there has been no material change in market risk factors.

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

In connection with the preparation of this June 2011 Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As a component of remediation efforts described in the “Plans for Remediation of Material Weaknesses” section below, there were changes in internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes include:

•	Implementing procedures for ensuring the regular validation of management assumptions used in certain of our accounting estimates.

•	Implementing various managerial communications and reports to ensure timely internal notification of business transactions and decisions requiring accounting entries.

We anticipate that the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weaknesses that we identified as of December 31, 2010. As part of our 2011 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

As described below under “Plans for Remediation of Material Weaknesses”, we are dedicating significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

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

•

We did not have effective controls over certain spreadsheets. Specifically, the Company did not have sufficient review procedures in place to ensure accurate preparation of spreadsheets used to support the preparation of financial information.

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

The material weaknesses described above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although we did not identify a material misstatement in 2011 which resulted from these deficiencies, management does not believe that the controls in place as of June 30, 2011 are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of June 30, 2011.

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and;

•	Review and accept completion of the remediation effort by management.

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

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Amended and Restated Executive Employment Agreement between Northwest Pipe Company and Richard A. Roman dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011.

10.2	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011,

10.3	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, filed herewith.

10.4	Northwest Pipe Company 2011 Salaried Employee Cash Incentive Plan, filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Database*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2011

NORTHWEST PIPE COMPANY
By:	/s/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer
By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer
(Principal Financial Officer)