Form 10-Q/A
period 2011-03-31
NORTHWEST PIPE CO
filed 2012-04-27
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

☒ Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,371,111
(Class)	(Shares outstanding at April 23, 2012)

NORTHWEST PIPE COMPANY

FORM 10-Q/A

EXPLANATORY NOTE

In this Quarterly Report Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2011 (the “March 2011 Form 10-Q/A”), Northwest Pipe Company (“the Company”) is restating its previously reported unaudited condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and March 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2011 (the “Original Filing”) in Part I—Item 1, “Financial Statements” to correct material errors identified in such previously issued financial statements. In this filing, the Company is also updating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the effects of the restatement as it relates to March 31, 2011, and the three months ended March 31, 2011 and March 31, 2010. Except as required to reflect the effects of the restatement, no additional modifications or updates to the consolidated financial statements or data in this Form 10-Q/A have been made to the consolidated financial statements or data for the three months ended March 31, 2011 or March 31, 2010 as filed in the Original Filing.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 13 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements.”

Concurrent with the filing of this March 2011 Form 10-Q/A, the Company is filing its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), which contains restated financial statements as of and for the years ended December 31, 2010 and December 31, 2009. The December 31, 2010 condensed consolidated balance sheet included in this March 2011 Form 10-Q/A reflects the restated information included in our 2011 Form 10-K. The Company is also concurrently filing its amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which include the restatement of financial statements as of and for the three and six months ended June 30, 2011 and 2010 and as of and for the three and nine months ended September 30, 2010, respectively.

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

The Company has determined that certain material weaknesses in its internal controls continued to exist as of March 31, 2011. For a description of the material weaknesses in its internal control over financial reporting and its plan to remediate those material weaknesses, see Part I—Item 4, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2011 As Restated	December 31, 2010 As Restated
Assets
Current assets:
Cash and cash equivalents	$77	$51
Trade and other receivables, less allowance for doubtful accounts of $1,784 and $2,151	71,438	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	54,439	45,533
Inventories	93,601	80,887
Refundable income taxes	11,182	15,099
Deferred income taxes	5,402	6,293
Prepaid expenses and other	1,994	2,163

Total current assets	238,133	216,500
Property and equipment, net	155,867	154,274
Goodwill	21,451	21,451
Other assets	22,423	22,658

Total assets	$437,874	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,324	3,257
Accounts payable	40,332	28,463
Accrued liabilities	12,553	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	15,303	14,808

Total current liabilities	77,226	63,690
Note payable to financial institution	77,454	68,000
Long-term debt, less current portion	15,000	17,786
Capital lease obligations, less current portion	14,847	15,705
Deferred income taxes	15,022	14,582
Pension and other long-term liabilities	8,834	8,828

Total liabilities	208,383	188,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,307,422 and 9,298,156 shares issued and outstanding	93	93
Additional paid-in-capital	107,782	107,578
Retained earnings	123,409	120,477
Accumulated other comprehensive loss	(1,793)	(1,856)

Total stockholders’ equity	229,491	226,292

Total liabilities and stockholders’ equity	$437,874	$414,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011 As Restated	2010 As Restated
Net sales	$111,458	$80,382
Cost of sales	96,690	72,193

Gross profit	14,768	8,189
Selling, general and administrative expense	7,289	6,911

Operating income	7,479	1,278
Other expense (income)	113	(655)
Interest income	—	(214)
Interest expense	2,618	1,570

Income before income taxes	4,748	577
Provision for income taxes	1,816	89

Net income	$2,932	$488

Basic earnings per share	$0.32	$0.05

Diluted earnings per share	$0.31	$0.05

Shares used in per share calculations:
Basic	9,304	9,249

Diluted	9,344	9,342

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011 As Restated	2010 As Restated
Cash Flows From Operating Activities:
Net income	$2,932	$488
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,191	3,288
Amortization of intangible assets	30	63
Provision for doubtful accounts	(365)	(391)
Equity in earnings of unconsolidated subsidiary, net of dividends received	113	(694)
Amortization of debt issuance costs	510	225
Deferred income taxes	1,331	(726)
Loss on disposal of property and equipment	16	7
Stock based compensation expense	218	493
Tax benefit from stock option plans	—	(122)
Unrealized loss on foreign currency forward contracts	386	(51)
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,599)	(11,415)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,411)	(8,280)
Inventories	(13,157)	(5,791)
Refundable income taxes	3,917	995
Prepaid expenses and other assets	193	550
Accounts payable	10,553	4,603
Accrued and other liabilities	787	1,179

Net cash used in operating activities	(2,355)	(15,579)

Cash Flows From Investing Activities:
Additions to property and equipment	(3,555)	(6,067)
Proceeds from the sale of property and equipment	71	19
Other investing activities	—	(252)

Net cash used in investing activities	(3,484)	(6,300)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	36	—
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(50)	(83)
Payments on long-term debt	(2,786)	(2,786)
Borrowings under note payable to financial institution	49,267	56,714
Payments on note payable to financial institution	(39,813)	(31,545)
Borrowings from capital lease obligations	—	1,561
Payments on capital lease obligations	(789)	(607)
Payments of debt amendment costs	—	(1,388)

Net cash provided by financing activities	5,865	21,866

Change in cash and cash equivalents	26	(13)
Cash and cash equivalents, beginning of period	51	31

Cash and cash equivalents, end of period	$77	$18

Non-cash investing activity:
Escrow account related to capital lease financing	$2,726	$4,030
Accrued property and equipment purchases	2,284	1,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company is filing this March 2011 Form 10-Q/A concurrently with the filing of its amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and with the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The financial information as of December 31, 2010 is derived from the audited consolidated financial statements presented in the Northwest Pipe Company (the “Company”) 2011 Form 10-K. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Form 10-K.

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Northwest Pipe Asia Pte. Ltd. (“NWPA”), in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. During the first three months of 2011, the Company recorded purchases of property and equipment from NWPA of $0.2 million, net of eliminations. At March 31, 2011, intercompany balances with NWPA included a receivable of $16,000. See Note 12 of the Condensed Consolidated Financial Statements for discussion of subsequent events related to NWPA.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at March 31, 2011	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,584	4,584	—	—

Total Assets	$7,310	$7,310	$—	$—

Financial Liabilities
Derivatives	$(1,011)	$—	$(1,011)	$—

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,560	4,560	—	—

Total Assets	$7,286	$7,286	$—	$—

Financial Liabilities
Derivatives	$(622)	$—	$(622)	$—

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

The balance sheet location and the fair values of derivative instruments are:

	March 31, 2011	December 31, 2010
Foreign Currency Forward Contracts	(in thousands)
Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$320	$317
Derivatives not designated as hedging instruments
Accrued liabilities	691	305

Total liabilities	$1,011	$622

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three months ended March 31, 2011 and March 31, 2010 are (in thousands):

	March 31, 2011
	Pretax Loss Recognized in Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(253)	Net sales	$(248)	Net sales	$(25)

	March 31, 2010
	Pretax Loss Recognized in Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Gain on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(134)	Net sales	$(104)	Net sales	$20

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

	Three months ended March 31,
	2011	2010
	(in thousands)
Net sales:
Water Transmission	$58,645	$52,685
Tubular Products	52,813	27,697

Total	$111,458	$80,382

Gross profit:
Water Transmission	$9,894	$6,174
Tubular Products	4,874	2,015

Total	$14,768	$8,189

Operating income (loss):
Water Transmission	$8,261	$3,873
Tubular Products	3,849	1,445
Corporate	(4,631)	(4,040)

Total	$7,479	$1,278

7.	Share-based Compensation

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 38.3% and 15.4% for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

9.	Comprehensive Income

Comprehensive income is reconciled to net income and includes all changes in stockholders’ equity for the three months ended March 31, 2011 and 2010 except those resulting from investment by and distribution to stockholders as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$2,932	$488
Pension liability adjustment, net of tax	44	44
Unrealized gain (loss) on derivative financial instruments, net of tax	19	(30)

Total comprehensive income	$2,995	$502

10.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding was calculated as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net income (in thousands)	$2,932	$488

Basic weighted-average common shares outstanding	9,304,481	9,249,240
Effect of potentially dilutive common shares(1)	39,339	92,772

Diluted weighted-average common shares outstanding	9,343,820	9,342,012

Earnings per common share:
Earnings per basic common share	$0.32	$0.05
Earnings per diluted common share	$0.31	$0.05
Antidilutive shares not included in diluted common share calculation	45,600	13,117

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

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

Northwest Pipe Asia

On April 1, 2011, the Company sold its interest in NWPA for $0.8 million. Under the terms of the sales agreement, $0.3 million was due at signing, $0.3 million is due on or before June 30, 2011 and $0.2 million is due on or before August 18, 2011.

Commitments and Contingencies

On August 26, 2011 the Court denied all defendants motions to dismiss in the consolidated Richard action and the Plumbers action, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties have conducted limited discovery and participated in an initial settlement mediation on January 30, 2012, with additional sessions anticipated in the future. By agreement of the parties, no further discovery will take place until after the mediation process is exhausted. The Company intends to vigorously defend itself against these claims.

On September 23, 2011, the Company was served with a derivative complaint, captioned Grivich v. Dunham, et al., No. 11-2-03678-6 (“Grivich”), and filed in the Superior Court of Washington for Clark County. The plaintiff in this action is allegedly a current shareholder of the Company. The Company is a nominal defendant in this litigation. Plaintiff seeks to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims is that defendants breached fiduciary duties to the Company between April 2, 2007 and the date of the Complaint. Plaintiff seeks to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

On October 14, 2011, another derivative complaint, captioned Richard v. Dunham, et al., No. 11-2-04080-5 (“Richard Deriv.”), was filed in the Superior Court of Washington for Clark County. The plaintiff in this action is allegedly a current shareholder of the Company. The Company is a nominal defendant in this litigation. Plaintiff seeks to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims is that defendants breached fiduciary duties to the Company between April 2, 2007 and the date of the Complaint. Plaintiff seeks to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

An amended complaint in the Ruggles action was filed on November 10, 2011, and the defendant responded to the complaint by filing a motion to dismiss, which motion is still pending. The derivative parties participated in the initial settlement mediation described above and will participate in any follow up sessions. It should also be noted that derivative claims by their nature do not seek to recover damages from the Company, but purport instead to seek to recover damages for the benefit of the Company. These cases are at a very early stage and, at this time, it is not possible to predict their outcome. Therefore, the Company has not accrued any charges related to them.

Amended and Restated Credit Agreement

On March 29, 2012 the Company entered into an amendment to the Company’s current Amended and Restated Credit Agreement which is recorded as “Note payable to financial institution” on the balance sheet. A summary of the amendments is as follows:

•	Extended the expiration date to April 30, 2013;

•	Set aggregate commitments of the lenders at $115 million; and

•	Waived compliance with certain covenants and made certain changes in the definition, method of calculation and amounts of certain covenants.

13.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2011, the Company determined that there were errors included in the previously issued condensed consolidated financial statements as described below. As a result, we have restated our condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 to correct errors described below.

The restatement corrects the following errors:

Depreciation

•

The Company’s historical method of systematically and rationally allocating equipment depreciation using the units of production depreciation methodology (the “Units of Production Method”) requires an estimate of future tons of production over the remaining useful lives of equipment. The estimates of future tons of production over the remaining useful lives of equipment were not properly re-evaluated subsequent to the initial assumptions utilized in the adoption, in 2006, of the Units of Production Method. To appropriately apply the Units of Production Method, the Company should have periodically re-evaluated the assumptions underlying its application of the Units of Production Method and changed the assumptions underlying the accounting estimate beginning January 1, 2009. The effects of correcting this error are a net increase in depreciation expense and a net decrease in loss on disposal, both of which are included in cost of sales, and a net increase in accumulated depreciation.

•

The Company also corrected its estimate of the remaining lives of non-operating equipment depreciated using the straight-line method of depreciation. The effects of correcting this error are a net decrease in depreciation expense, which is primarily reflected in selling, general and administrative expense, and a net decrease in accumulated depreciation.

•

Historical salvage value estimates used to systematically and rationally allocate property and equipment depreciation were incorrect as they did not sufficiently consider the estimated disposal value at the end of the property and equipment’s useful life. The effects of correcting this error are an increase in depreciation expense, which is reflected in cost of sales and selling, general and administrative expense, and an increase in accumulated depreciation.

Other Errors

•

A contractual arrangement entered into with Lucid Energy LLC (“Lucid Energy”) during 2008 was incorrectly accounted for as notes receivable within Other Assets. The contractual arrangement with Lucid Energy represented an interest in a variable interest entity which should have resulted in the entity being consolidated during 2009 and subsequently deconsolidated following the retrospective adoption of the FASB authoritative guidance which changed the method of identifying the primary beneficiary. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Upon deconsolidation, the Company’s investment in the entity should have been recorded as research and development expense within selling, general and administrative expense. The adjustments required to correct these errors have resulted in an increase in selling, general, and administrative expense, a decrease in interest income, and a decrease in other assets.

•

Certain equipment leases historically accounted for as operating leases should have been recorded as capital leases. The correction of this error increases depreciation expense and decreases rental expense, both of which are included in cost of sales, and increases interest expense in each period. The correction of this error also increased property and equipment, net, and capital lease obligations.

•

Certain costs capitalized upon the relocation of machinery and equipment to our Bossier City facility in 2008 and 2009 should have been expensed. The effects of correcting these errors were a reduction in machinery and equipment of $2.8 million as of March 31, 2011, and the related tax effects.

•	Certain previously identified immaterial errors were corrected as part of the restatement.

The impact on the Company’s previously reported condensed consolidated statement of operations for the three months ended March 31, 2011 and March 31, 2010 are shown in the following tables (in thousands, except per share data):

		Restatement Adjustments
Three Months Ended March 31, 2011	As Previously Reported	Depreciation	Other	As Restated
Net sales	$111,458	$—	$—	$111,458
Cost of sales	95,874	982	(166)	96,690

Gross profit	15,584	(982)	166	14,768
Selling, general and administrative	7,315	(26)	—	7,289

Operating income	8,269	(956)	166	7,479
Other expense	113	—	—	113
Interest income	(33)	—	33	—
Interest expense	2,374	—	244	2,618

Income before income taxes	5,815	(956)	(111)	4,748
Provision for income taxes	2,249	(388)	(45)	1,816

Net income	$3,566	$(568)	$(66)	$2,932

Basic earnings per share	$0.38			$0.32

Diluted earnings per share	$0.38			$0.31

		Restatement Adjustments
Three Months Ended March 31, 2010	As Previously Reported	Depreciation	Other	As Restated
Net sales	$80,382	$—	$—	$80,382
Cost of sales	71,285	1,034	(126)	72,193

Gross profit	9,097	(1,034)	126	8,189
Selling, general and administrative	6,645	(19)	285	6,911

Operating income	2,452	(1,015)	(159)	1,278
Other income	(655)	—	—	(655)
Interest income	(231)	—	17	(214)
Interest expense	1,342	—	228	1,570

Income before income taxes	1,996	(1,015)	(404)	577
Provision for income taxes	940	(608)	(243)	89

Net income	$1,056	$(407)	$(161)	$488

Basic earnings per share	$0.11			$0.05

Diluted earnings per share	$0.11			$0.05

The following tables present the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at March 31, 2011 and December 31, 2010 (in thousands):

		Restatement Adjustments
As of March 31, 2011	As Previously Reported	Depreciation	Other	As Restated
Assets
Current assets:
Cash and cash equivalents	$77	$—	$—	$77
Trade and other receivables, net	71,438	—	—	71,438
Costs and estimated earnings in excess of billings on uncompleted contracts	54,439	—	—	54,439
Inventories	93,601	—	—	93,601
Refundable income taxes	11,382	—	(200)	11,182
Deferred income taxes	5,402	—	—	5,402
Prepaid expenses and other	1,994	—	—	1,994

Total current assets	238,333	—	(200)	238,133
Property and equipment, net	174,895	(25,187)	6,159	155,867
Goodwill	21,451	—	—	21,451
Other assets	25,110	(228)	(2,459)	22,423

Total assets	$459,789	$(25,415)	$3,500	$437,874

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$—	$—	$5,714
Current portion of capital lease obligations	1,102	—	2,222	3,324
Accounts payable	40,332	—	—	40,332
Accrued liabilities	12,553	—	—	12,553
Billings in excess of costs and estimated earnings on uncompleted contracts	15,303	—	—	15,303

Total current liabilities	75,004	—	2,222	77,226
Note payable to financial institution	77,454	—	—	77,454
Long-term debt, less current portion	15,000	—	—	15,000
Capital lease obligations, less current portion	7,450	—	7,397	14,847
Deferred income taxes	26,568	(9,721)	(1,825)	15,022
Pension and other long-term liabilities	8,834	—	—	8,834

Total liabilities	210,310	(9,721)	7,794	208,383
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	93	—	—	93
Additional paid-in-capital	107,782	—	—	107,782
Retained earnings	144,060	(15,694)	(4,957)	123,409
Accumulated other comprehensive loss	(2,456)	—	663	(1,793)

Total stockholders’ equity	249,479	(15,694)	(4,294)	229,491

Total liabilities and stockholders’ equity	$459,789	$(25,415)	$3,500	$437,874

		Restatement Adjustments
As of December 31, 2010	As Previously Reported	Depreciation	Other	As Restated
Assets
Current assets:
Cash and cash equivalents	$51	$—	$—	$51
Trade and other receivables, net	66,474	—	—	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	45,533	—	—	45,533
Inventories	80,887	—	—	80,887
Refundable income taxes	15,299	—	(200)	15,099
Deferred income taxes	6,293	—	—	6,293
Prepaid expenses and other	2,163	—	—	2,163

Total current assets	216,700	—	(200)	216,500
Property and equipment, net	171,766	(24,214)	6,722	154,274
Goodwill	21,451	—	—	21,451
Other assets	25,288	(243)	(2,387)	22,658

Total assets	$435,205	$(24,457)	$4,135	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$—	$—	$5,714
Current portion of capital lease obligations	1,087	—	2,170	3,257
Accounts payable	28,463	—	—	28,463
Accrued liabilities	11,448	—	—	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	14,808	—	—	14,808

Total current liabilities	61,520	—	2,170	63,690
Note payable to financial institution	68,000	—	—	68,000
Long-term debt, less current portion	17,786	—	—	17,786
Capital lease obligations, less current portion	7,731	—	7,974	15,705
Deferred income taxes	25,694	(9,331)	(1,781)	14,582
Pension and other long-term liabilities	8,828	—	—	8,828

Total liabilities	189,559	(9,331)	8,363	188,591
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	93	—	—	93
Additional paid-in-capital	107,578	—	—	107,578
Retained earnings	140,494	(15,126)	(4,891)	120,477
Accumulated other comprehensive loss	(2,519)	—	663	(1,856)

Total stockholders’ equity	245,646	(15,126)	(4,228)	226,292

Total liabilities and stockholders’ equity	$435,205	$(24,457)	$4,135	$414,883

The following tables present the impact of the restatement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the three months ended March 31, 2011 and March 31, 2010. Unrealized gain on foreign currency forward contracts in the amount of $0.4 million and $0.1 million, respectively, has been reclassified within net cash used in operating activities to conform to the current period presentation. This reclassification is presented in the Restatement Adjustments column and had no impact on cash flows from operations, income from operations, net income, or total assets.

	Three Months Ended March 31, 2011
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$3,566	$(634)	$2,932
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,602	1,589	3,191
Amortization of intangible assets	30	—	30
Provision for doubtful accounts	(365)	—	(365)
Equity in earnings of unconsolidated subsidiary, net of dividends received	113	—	113
Amortization of debt issuance costs	510	—	510
Deferred income taxes	1,765	(434)	1,331
Loss on disposal of property and equipment	70	(54)	16
Stock-based compensation expense	218	—	218
Loss on foreign currency forward contracts	—	386	386
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,599)	—	(4,599)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,411)	—	(8,411)
Inventories	(13,157)	—	(13,157)
Refundable income taxes	3,917	—	3,917
Prepaid expenses and other assets	137	56	193
Accounts payable	10,553	—	10,553
Accrued and other liabilities	1,173	(386)	787

Net cash used in operating activities	(2,878)	523	(2,355)

Cash flows from investing activities:
Additions to property and equipment	(3,555)	—	(3,555)
Proceeds from sale of property and equipment	71	—	71

Net cash used in investing activities	(3,484)	—	(3,484)

Cash flows from financing activities:
Proceeds from issuance of common stock	36	—	36
Tax withholdings related to net share settlements of restricted share awards and performance shares	(50)	—	(50)
Payments on long-term debt	(2,786)	—	(2,786)
Borrowings under note payable to financial institutions	49,267	—	49,267
Payments on note payable to financial institutions	(39,813)	—	(39,813)
Payments on capital lease obligations	(266)	(523)	(789)

Net cash provided by financing activities	6,388	(523)	5,865

Change in cash and cash equivalents	26	—	26
Cash and cash equivalents, beginning of period	51	—	51

Cash and cash equivalents, end of period	$77	$—	$77

Non-cash investing and financing activities:
Escrow account related to capital lease financing	$2,726	$—	$2,726
Accrued property and equipment purchases	2,284	—	2,284

	Three Months Ended March 31, 2010
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$1,056	$(568)	$488
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,762	1,526	3,288
Amortization of intangible assets	30	33	63
Provision for doubtful accounts	(391)	—	(391)
Equity in earnings of unconsolidated subsidiary, net of dividends received	(694)	—	(694)
Amortization of debt issuance costs	225	—	225
Deferred income taxes	125	(851)	(726)
Loss on disposal of property and equipment	10	(3)	7
Stock-based compensation expense	493	—	493
Tax benefit from stock option plans	(122)	—	(122)
Unrealized gain on foreign currency forward contracts	—	(51)	(51)
Changes in operating assets and liabilities:
Trade and other receivables, net	(11,415)	—	(11,415)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,280)	—	(8,280)
Inventories	(5,791)	—	(5,791)
Refundable income taxes	995	—	995
Prepaid expenses and other assets	464	86	550
Accounts payable	4,603	—	4,603
Accrued and other liabilities	1,128	51	1,179

Net cash used in operating activities	(15,802)	223	(15,579)

Cash flows from investing activities:
Additions to property and equipment	(6,067)	—	(6,067)
Proceeds from sale of property and equipment	19	—	19
Other investing activities	(537)	285	(252)

Net cash used in investing activities	(6,585)	285	(6,300)

Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted share awards and performance shares	(83)	—	(83)
Payments on long-term debt	(2,786)	—	(2,786)
Borrowings under note payable to financial institutions	56,714	—	56,714
Payments on note payable to financial institutions	(31,545)	—	(31,545)
Borrowings from capital lease obligation	1,561	—	1,561
Payments on capital lease obligations	(99)	(508)	(607)
Payments of debt issuance costs	(1,388)	—	(1,388)

Net cash provided by financing activities	22,374	(508)	21,866

Change in cash and cash equivalents	(13)	—	(13)
Cash and cash equivalents, beginning of period	31	—	31

Cash and cash equivalents, end of period	$18	$—	$18

Non-cash investing and financing activities:
Escrow account related to capital lease financing	$4,030	$—	$4,030
Accrued property and equipment purchases	1,287	—	1,287

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2011 Form 10-K and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the three months ended March 31, 2011 and March 31, 2010 has been updated to reflect the effects of the restatement described in Note 13 of the Condensed Consolidated Financial Statements in Part I – Item 1, “Financial Statements”.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed concurrently with this report.

Recent Accounting Pronouncements

See Note 11 of the Condensed Consolidated Financial Statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended March 31,
	2011	2010
Net sales
Water Transmission	52.6%	65.5%
Tubular Products	47.4	34.5

Total net sales	100.0	100.0
Cost of sales	86.8	89.8

Gross profit	13.2	10.2
Selling, general and administrative expense	6.5	8.6

Operating income	6.7	1.6
Other (income) expense	0.1	(0.8)
Interest income	—	(0.3)
Interest expense	2.3	2.0

Income before income taxes	4.3	0.7
Provision for income taxes	1.7	0.1

Net income	2.6%	0.6%

Gross profit as a percentage of segment net sales:
Water Transmission	16.9%	11.7%
Tubular Products	9.2	7.3

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

Water Transmission sales increased by 11.3% to $58.6 million in the first quarter of 2011 from $52.7 million in the first quarter of 2010. The increase in sales in the first quarter of 2011 compared to the first quarter of 2010 was due to a 23% increase in selling prices per ton partially offset by a 10% decrease in volume. The increase in selling prices per ton in the first three months of 2011 was due to an increase in steel costs over 2010 and our mix of contracts produced during the quarter. Higher steel costs generally lead to higher contract values. Steel prices are discussed further in the gross margin analysis. The decrease in volume resulted from continued weakness of municipal markets. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

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

Gross profit. Gross profit increased 80.3% to $14.8 million (13.2% of total net sales) in the first quarter of 2011 from $8.2 million (10.2% of total net sales) in the first quarter of 2010.

Water Transmission gross profit increased $3.7 million, or 60.3%, to $9.9 million (16.9% of segment net sales) in the first quarter of 2011 from $6.2 million (11.7% of segment net sales) in the first quarter of 2010. Our gross margin was impacted by the higher sales discussed above and higher materials cost per ton, including steel. Our Water Transmission materials cost per ton increased by 22% in the first quarter of 2011 compared to the first quarter of 2010 as a result of higher steel costs. Gross profit was positively impacted as lower margin projects awarded in 2009 which flowed through the 2010 income statement had less impact in 2011.

Gross profit from Tubular Products increased $2.9 million, or 141.9%, to $4.9 million (9.2% of segment net sales) in the first quarter of 2011 from $2.0 million (7.3% of segment net sales) in the first quarter of 2010. As noted above, demand for our Tubular Products increased significantly, particularly for our energy products, which had sales revenue of $13.2 million in the first quarter of 2010 and increased 161% to $34.5 million in the first quarter of 2011. The significant increase in volume contributed to the increase in gross profit in 2011, as the market conditions led to higher production which allowed us to recover more of our fixed costs than in the same period in 2010. The increased margins were partially offset by higher steel costs per ton of 10% in the first quarter of 2011 compared to the first quarter of 2010 and by our inventory lower of cost or market adjustment, which decreased by $678,000 in the first quarter of 2010 compared to no change in the first quarter of 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.3 million (6.5% of total net sales) in the first quarter of 2011 from $6.9 million (8.6% of total net sales) in the first quarter of 2010. In the first quarter of 2011 as compared to the first quarter of 2010, bonus expense of $0.4 million was recorded as a result of improved financial outlook, Tubular Product sales commission expense increased $0.3 million with the increase in our Tubular Products sales volume, and severance costs increased $0.4 million related to the departure of our former Chief Financial Officer in January, 2011. These were partially offset by reduced accounting investigation costs of $0.6 million.

Interest expense. Interest expense was $2.6 million in the first quarter of 2011 and $1.6 million in the first quarter of 2010. Higher average borrowings and higher average interest rates increased interest expense in the first quarter of 2011 compared to the first quarter of 2010.

Income Taxes. The tax provision was $1.8 million in the first quarter of 2011 (an effective tax rate of 38.3%) while the tax provision for the first quarter of 2010 was $0.1 million (an effective tax rate of 15.4%). Our effective tax rate of 38.3% exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the year 2011. When pre-tax earnings are minimal or move between loss and income positions, such as during 2010, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2011 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q/A, and is further discussed below.

As of March 31, 2011, our working capital (current assets minus current liabilities) was $160.9 million as compared to $152.8 million as of December 31, 2010.

Net cash used in operating activities in the first three months of 2011 was $2.4 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

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

Net cash provided by financing activities in the first three months of 2011 was $5.9 million, which resulted primarily from net borrowings of $9.5 million under our Amended and Restated Credit Agreement (“Credit Agreement”), partially offset by long-term debt payments of $2.8 million.

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

The Credit Agreement expires on April 30, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

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

On March 29, 2012, the Company entered into an amendment to the Company’s Credit Agreement which extended the expiration date to April 30, 2013, set aggregate commitments of the lenders at $115 million, waived compliance with certain covenants, and made certain changes in the definition, method of calculation and amounts of certain covenants.

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

We had $18.2 million of capital leases outstanding at March 31, 2011, under which certain equipment used in the manufacturing process is leased. The average interest rate on capital leases is 7.86%.

Our capital leases outstanding as of March 31, 2011 include an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of March 31, 2011, $2.7 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

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

•	The Consolidated Senior Leverage Ratio must not be greater than 6.25:1.0. Our ratio as of March 31, 2011 is 4.19:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 6.25:1.0. Our ratio as of March 31, 2011 is 4.19:1.0.

•	The Consolidated Tangible Net Worth must be greater than $195.8 million. Our tangible net worth as of March 31, 2011 is 207.8 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of March 31, 2011 is 1.60:1.0.

•	The Minimum Consolidated EBITDA cannot be less than $18.5 million. Our consolidated EBITDA as of March 31, 2011 is $25.2 million.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of March 31, 2011 is 0.8%.

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

Item  3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed concurrently with this report.

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

In this Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2011 (the “March 2011 Form 10-Q/A”), Northwest Pipe Company (“the Company”) is restating to reflect the effects of material errors identified in the previously issued unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and March 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2011 (the “Original Filing”) in Part I—Item 1, “Financial Statements”. In this filing, the Company is also updating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the effects of the restatement as it relates to March 31, 2011 and December 31, 2010, and the three months ended March 31, 2011 and March 31, 2010.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 13 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements.”

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

After discovering errors in our consolidated financial statements as of and for the years ended December 31, 2010 and 2009, opening retained earnings at December 31, 2008, and the unaudited condensed consolidated financial statements for each of the quarters in the years then ended and the quarters ended March 31, 2011 and June 30, 2011, that required restatement, our management, with the participation of our CEO and CFO have concluded that errors resulting in the restatement of our consolidated financial statements were the result of previously disclosed and additionally identified material weaknesses in internal controls over financial reporting as described below. As a result of these material weaknesses in internal controls over financial reporting, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

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

Material Weaknesses in Internal Control over Financial Reporting

In connection with management’s previous assessment of our internal control over financial reporting as of December 31, 2010, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2010:

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

In connection with the restatement described in Note 13 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements”, we identified the following additional material weakness that existed as of December 31, 2010:

•

Control activities related to reviews to periodically assess accounting estimates of useful lives, units of production and salvage values used to systematically and rationally allocate depreciation expense and the existence of our property and equipment were not appropriately designed or operating effectively.

The material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes, procedures and internal controls to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of March 31, 2011.

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and;

•	Review and acceptance of completion of the remediation effort by management and the Audit Committee.

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

•	In December of 2010, our employees acknowledged, by way of signature, compliance with and understanding of our Code of Conduct;

•	In January of 2011, our Board of Directors appointed a new CFO;

•	In the first four months of 2011, the accounting and finance department was reorganized and additional personnel were hired for critical accounting positions.

The Remediation Plan is being administered by our Director of Compliance and Controls and involves key leaders from across the organization, including the CEO and CFO. Each specific area of action within the Remediation Plan has been assigned an owner who coordinates the resources required for timely completion of the remediation activities. The Director of Compliance and Controls reports quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting; however, we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of manual mitigating control procedures and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 5 to the Condensed Consolidated Financial Statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed concurrently with this report, could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Separation Agreement and Release between Northwest Pipe Company and Stephanie J. Welty, dated as of January 20, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011 (previously filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2012

NORTHWEST PIPE COMPANY

By:	/S/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer
(Principal Financial Officer)