Form 10-Q/A
period 2011-06-30
NORTHWEST PIPE CO
filed 2012-04-27
CIK 1001385

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

NORTHWEST PIPE COMPANY

FORM 10-Q

EXPLANATORY NOTE

In this Quarterly Report Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2011 (the “June 2011 Form 10-Q/A”), Northwest Pipe Company (“the Company”) is restating its previously reported unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and June 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Original Filing”) in Part I—Item 1, “Financial Statements” to correct material errors identified in such previously issued financial statements. In this filing, the Company is also updating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the effects of the restatement as it relates to June 30, 2011, and the three and six months ended June 30, 2011 and June 30, 2010. Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates to the consolidated financial statements or data in this Form 10-Q/A have been made to the consolidated financial statements or data for the three and six months ended June 30, 2011 or June 30, 2010 as filed in the Original Filing.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 14 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements.”

Concurrent with the filing of this June 2011 Form 10-Q/A, the Company is filing its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), which contains restated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and December 31, 2009. The December 31, 2010 condensed consolidated balance sheet included in this June 2011 Form 10-Q/A reflects the restated information included in our 2011 Form 10-K. The Company is also concurrently filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which includes the restatement of financial statements as of and for the three and nine months ended September 30, 2010 and its amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 which includes the restatement of our financial statements as of and for the three months ended March 31, 2011 and March 31, 2010.

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

The Company has determined that certain material weaknesses in our internal controls continued to exist as of June 30, 2011. For a description of the material weaknesses in its internal control over financial reporting and its plan to remediate those material weaknesses, see Part I —Item 4, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in its internal controls, we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2011 As Restated	December 31, 2010 As Restated
Assets
Current assets:
Cash and cash equivalents	$43	$51
Trade and other receivables, less allowance for doubtful accounts of $1,242 and $2,151	93,753	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	59,811	45,533
Inventories	74,178	80,887
Refundable income taxes	—	15,099
Deferred income taxes	6,442	6,293
Prepaid expenses and other	1,566	2,163

Total current assets	235,793	216,500
Property and equipment, net	151,979	154,274
Goodwill	20,478	21,451
Other assets	17,213	22,658

Total assets	$425,463	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Note payable to financial institution	72,819	—
Current portion of capital lease obligations	3,393	3,257
Accounts payable	19,478	28,463
Accrued liabilities	18,588	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	18,884	14,808

Total current liabilities	138,876	63,690
Note payable to financial institution	—	68,000
Long-term debt, less current portion	13,500	17,786
Capital lease obligations, less current portion	13,974	15,705
Deferred income taxes	15,385	14,582
Other long-term liabilities	8,827	8,828

Total liabilities	190,562	188,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,344,701 and 9,298,156 shares issued and outstanding	93	93
Additional paid-in-capital	108,066	107,578
Retained earnings	128,386	120,477
Accumulated other comprehensive loss	(1,644)	(1,856)

Total stockholders’ equity	234,901	226,292

Total liabilities and stockholders’ equity	$425,463	$414,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 As Restated	2010 As Restated	2011 As Restated	2010 As Restated
Net sales	$143,801	$96,125	$255,259	$176,507
Cost of sales	127,130	91,202	223,820	163,395

Gross profit	16,671	4,923	31,439	13,112
Selling, general and administrative expense	5,603	6,885	12,892	13,796

Operating income (loss)	11,068	(1,962)	18,547	(684)
Other expense (income)	284	228	397	(427)
Interest income	(23)	(213)	(23)	(427)
Interest expense	2,575	2,201	5,193	3,771

Income (loss) before income taxes	8,232	(4,178)	12,980	(3,601)
Provision for (benefit from) income taxes	3,255	(1,040)	5,071	(951)

Net income (loss)	$4,977	$(3,138)	$7,909	$(2,650)

Basic earnings (loss) per share	$0.53	$(0.34)	$0.85	$(0.29)

Diluted earnings (loss) per share	$0.53	$(0.34)	$0.85	$(0.29)

Shares used in per share calculations:
Basic	9,327	9,278	9,316	9,264

Diluted	9,355	9,278	9,348	9,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011 As Restated	2010 As Restated
Cash Flows From Operating Activities:
Net income (loss)	7,909	$(2,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,047	6,655
Amortization of intangible assets	50	126
Allowance on notes receivable	3,171	—
Provision for doubtful accounts	(909)	(60)
Equity in earnings of unconsolidated subsidiary, net of dividends received	394	(506)
Amortization of debt issuance costs	1,021	519
Deferred income taxes	654	(314)
Loss on disposal of property and equipment	292	348
Gain on sale of business	(2,887)	—
Stock based compensation expense	449	546
Tax benefit from stock option plans	—	(123)
Unrealized loss (gain) on foreign currency forward contracts	290	(924)
Changes in operating assets and liabilities:
Trade and other receivables, net	(29,164)	(16,169)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(10,202)	(7,082)
Inventories	3,072	(7,067)
Refundable income taxes	15,099	1,372
Prepaid expenses and other assets	904	728
Accounts payable	(9,045)	(2,937)
Accrued and other liabilities	7,061	482

Net cash used in operating activities	(4,794)	(27,056)

Cash Flows From Investing Activities:
Additions to property and equipment	(8,580)	(11,320)
Proceeds from sale of business	13,727	—
Proceeds from the sale of property and equipment	95	18
Issuance of note receivable	—	(300)
Other investing activities	567	320

Net cash provided by (used in) investing activities	5,809	(11,282)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	90	—
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(51)	(83)
Payments on long-term debt	(4,286)	(4,287)
Borrowings under note payable to financial institution	88,050	105,536
Payments on note payable to financial institution	(83,231)	(62,109)
Borrowings from capital lease obligations	—	2,146
Payments on capital lease obligations	(1,595)	(1,177)
Payments of debt amendment costs	—	(1,675)

Net cash provided by (used in) financing activities	(1,023)	38,351

Change in cash and cash equivalents	(8)	13
Cash and cash equivalents, beginning of period	51	31

Cash and cash equivalents, end of period	$43	$44

Non-cash investing activity:
Escrow account related to capital lease financing	$2,726	$3,445
Accrued property and equipment purchases	1,028	1,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company is filing this June 2011 Form 10-Q/A concurrently with the filing of its amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2011, its quarterly report on Form 10-Q for the quarter ended September 30, 2011, and its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The financial information as of December 31, 2010 is derived from the audited consolidated financial statements presented in the Northwest Pipe Company (the “Company”) 2011 Form 10-K. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature). The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Form 10-K.

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

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including notes receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. During the three and six months ended June 30, 2011, we recognized $3.2 million of impairment charges on notes receivable. There were no impairment charges taken during the three and six months ended June 30, 2010. The impairment charges were included in other expense (income) in the consolidated statement of income. All notes receivable are categorized as Level 3 in the fair value hierarchy.

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	As Restated	As Restated	As Restated	As Restated
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$74,459	$56,060	$133,104	$108,745
Tubular Products	69,342	40,065	122,155	67,762

Total	$143,801	$96,125	$255,259	$176,507

Gross profit:
Water Transmission	$11,531	$4,573	$21,425	$10,747
Tubular Products	5,140	350	10,014	2,365

Total	$16,671	$4,923	$31,439	$13,112

Operating income (loss):
Water Transmission	$9,142	$2,378	$17,403	$6,251
Tubular Products	4,304	(441)	8,153	1,004
Corporate	(2,378)	(3,899)	(7,009)	(7,939)

Total	$11,068	$(1,962)	$18,547	$(684)

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of sales	$4	$8	$9	$35
Selling, general and administrative expenses	227	45	$440	$511

Total	$231	$53	$449	$546

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 39.5% and 39.1%, respectively, for the three and six month periods ended June 30, 2011, and estimated effective tax benefit rates of 24.9% and 26.4%, respectively, for the three and six month periods ended June 30, 2010.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity for the three and six month periods ended June 30, 2011 and 2010 except those resulting from investments by and distributions to stockholders as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$4,977	$(3,138)	$7,909	$(2,650)
Pension liability adjustment, net of tax	44	44	88	88
Unrealized gain on derivative financial instruments, net of tax	105	139	124	109

Total comprehensive income (loss)	$5,126	$(2,955)	$8,121	$(2,453)

10.	Earnings per Share

Earnings (loss) per basic and diluted weighted average common share outstanding was calculated as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) (in thousands)	$4,977	$(3,138)	$7,909	$(2,650)

Basic weighted-average common shares outstanding	9,326,873	9,278,396	9,315,739	9,263,899
Effect of potentially dilutive common shares(1)	28,508	—	32,757	—

Diluted weighted-average common shares outstanding	9,355,381	9,278,396	9,348,496	9,263,899

Earnings (loss) per common share:
Earnings (loss) per basic common share	$0.53	$(0.34)	$0.85	$(0.29)
Earnings (loss) per diluted common share	$0.53	$(0.34)	$0.85	$(0.29)
Antidilutive shares not included in diluted common share calculation	34,000	49,307	45,801	25,534

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

On June 1, 2011, the Company sold all assets of the traffic system products line of the Tubular Products facility in Houston, Texas. Assets sold as part of this sale included the (i) raw materials, work-in-process, finished goods and related fuel and supplies inventories, (ii) tangible personal property located at the Houston facilities or used by the Company in connection with the traffic business, including machinery, equipment, tooling, operating and maintenance manuals, parts and all other tangible assets used in or related to the traffic business, (iii) receivables, and (iv) other assets. Total consideration of $13.7 million was received, resulting in a gain of $2.9 million recognized in other expense (income) during the second quarter of 2011. The calculation of the gain on sale included a write-off of $1.0 million of goodwill.

13.	Subsequent Events

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

14.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2011, the Company determined that there were errors included in the previously issued condensed consolidated financial statements as described below. As a result, we have restated our condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 to correct errors described below.

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

•

The Company also corrected its estimate of the remaining lives of non-operating equipment depreciated using the straight-line method of depreciation. The effects of correcting this error are a net decrease in depreciation expense, which is reflected in selling, general and administrative expense, and a net decrease in accumulated depreciation.

•

Historical salvage value estimates used to systematically and rationally allocate property and equipment depreciation were incorrect as they did not sufficiently consider the estimated disposal value at the end of the property and equipment’s useful life. The effects of correcting this error are an increase to depreciation expense, which is reflected in cost of sales and selling, general and administrative expense, and an increase in accumulated depreciation.

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

•

Certain costs capitalized upon the relocation of machinery and equipment to our Bossier City facility in 2008 and 2009 should have been expensed. The effects of correcting these errors were a reduction in machinery and equipment of $2.8 million as of June 30, 2011, and the related tax effects.

•	Certain previously identified immaterial errors were corrected as part of the restatement.

The impact on the Company’s previously reported condensed consolidated statement of operations for the three and six months ended June 30, 2011 and June 30, 2010 are shown in the following tables (in thousands, except per share data):

		Restatement Adjustments
Three Months Ended June 30, 2011	As Previously Reported	Depreciation	Other	As Restated

Net sales	$143,801	$—	$—	$143,801
Cost of sales	125,872	1,424	(166)	127,130

Gross profit	17,929	(1,424)	166	16,671
Selling, general and administrative	5,381	(28)	250	5,603

Operating income	12,548	(1,396)	(84)	11,068
Other expense	1,604	(1,320)	—	284
Interest income	(56)	—	33	(23)
Interest expense	2,344	—	231	2,575

Income before income taxes	8,656	(76)	(348)	8,232
Provision for income taxes	3,281	(5)	(21)	3,255

Net income	$5,375	$(71)	$(327)	$4,977

Basic earnings per share	$0.58			$0.53

Diluted earnings per share	$0.57			$0.53

		Restatement Adjustments
Three Months Ended June 30, 2010	As Previously Reported	Depreciation	Other	As Restated

Net sales	$96,125	$—	$—	$96,125
Cost of sales	90,358	970	(126)	91,202

Gross profit	5,767	(970)	126	4,923
Selling, general and administrative	6,621	(21)	285	6,885

Operating loss	(854)	(949)	(159)	(1,962)
Other expense	228	—	—	228
Interest income	(235)	—	22	(213)
Interest expense	1,934	—	267	2,201

Loss before income taxes	(2,781)	(949)	(448)	(4,178)
Benefit from income taxes	(1,384)	234	110	(1,040)

Net loss	$(1,397)	$(1,183)	$(558)	$(3,138)

Basic loss per share	$(0.15)			$(0.34)

Diluted loss per share	$(0.15)			$(0.34)

		Restatement Adjustments
Six Months Ended June 30, 2011	As Previously Reported	Depreciation	Other	As Restated

Net sales	$255,259	$—	$—	$255,259
Cost of sales	221,746	2,406	(332)	223,820

Gross profit	33,513	(2,406)	332	31,439
Selling, general and administrative	12,696	(54)	250	12,892

Operating income	20,817	(2,352)	82	18,547
Other expense	1,717	(1,320)	—	397
Interest income	(89)	—	66	(23)
Interest expense	4,718	—	475	5,193

Income before income taxes	14,471	(1,032)	(459)	12,980
Provision for income taxes	5,530	(393)	(66)	5,071

Net income	$8,941	$(639)	$(393)	$7,909

Basic earnings per share	$0.96			$0.85

Diluted earnings per share	$0.96			$0.85

		Restatement Adjustments
Six Months Ended June 30, 2010	As Previously Reported	Depreciation	Other	As Restated

Net sales	$176,507	$—	$—	$176,507
Cost of sales	161,643	2,004	(252)	163,395

Gross profit	14,864	(2,004)	252	13,112
Selling, general and administrative	13,266	(40)	570	13,796

Operating income (loss)	1,598	(1,964)	(318)	(684)
Other income	(427)	—	—	(427)
Interest income	(466)	—	39	(427)
Interest expense	3,276	—	495	3,771

Loss before income taxes	(785)	(1,964)	(852)	(3,601)
Benefit from income taxes	(444)	(374)	(133)	(951)

Net loss	$(341)	$(1,590)	$(719)	$(2,650)

Basic loss per share	$(0.04)			$(0.29)

Diluted loss per share	$(0.04)			$(0.29)

The following tables present the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at June 30, 2011 and December 31, 2010 (in thousands):

		Restatement Adjustments
As of June 30, 2011	As Previously Reported	Depreciation	Other	As Restated

Assets
Current assets:
Cash and cash equivalents	$43	$—	$—	$43
Trade and other receivables, net	93,753	—	—	93,753
Costs and estimated earnings in excess of billings on uncompleted contracts	59,811	—	—	59,811
Inventories	74,178	—	—	74,178
Deferred income taxes	6,442	—	—	6,442
Prepaid expenses and other	1,566	—	—	1,566

Total current assets	235,793	—	—	235,793
Property and equipment, net	171,661	(25,277)	5,595	151,979
Goodwill	20,478	—	—	20,478
Other assets	20,205	(212)	(2,780)	17,213

Total assets	$448,137	$(25,489)	$2,815	$425,463

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$—	$—	$5,714
Note payable to financial institution	72,819	—	—	72,819
Current portion of capital lease obligations	1,118	—	2,275	3,393
Accounts payable	19,478	—	—	19,478
Accrued liabilities	18,388	—	200	18,588
Billings in excess of costs and estimated earnings on uncompleted contracts	18,884	—	—	18,884

Total current liabilities	136,401	—	2,475	138,876
Long-term debt, less current portion	13,500	—	—	13,500
Capital lease obligations, less current portion	7,164	—	6,810	13,974
Deferred income taxes	26,958	(9,724)	(1,849)	15,385
Pension and other long-term liabilities	8,827	—	—	8,827

Total liabilities	192,850	(9,724)	7,436	190,562
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	93	—	—	93
Additional paid-in-capital	108,066	—	—	108,066
Retained earnings	149,435	(15,765)	(5,284)	128,386
Accumulated other comprehensive loss	(2,307)	—	663	(1,644)

Total stockholders’ equity	255,287	(15,765)	(4,621)	234,901

Total liabilities and stockholders’ equity	$448,137	$(25,489)	$2,815	$425,463

		Restatement Adjustments
	As Previously Reported	Depreciation	Other	As Restated
As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$51	$—	$—	$51
Trade and other receivables, net	66,474	—	—	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	45,533	—	—	45,533
Inventories	80,887	—	—	80,887
Refundable income taxes	15,299	—	(200)	15,099
Deferred income taxes	6,293	—	—	6,293
Prepaid expenses and other	2,163	—	—	2,163

Total current assets	216,700	—	(200)	216,500
Property and equipment, net	171,766	(24,214)	6,722	154,274
Goodwill	21,451	—	—	21,451
Other assets	25,288	(243)	(2,387)	22,658

Total assets	$435,205	$(24,457)	$4,135	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$—	$—	$5,714
Current portion of capital lease obligations	1,087	—	2,170	3,257
Accounts payable	28,463	—	—	28,463
Accrued liabilities	11,448	—	—	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	14,808	—	—	14,808

Total current liabilities	61,520	—	2,170	63,690
Note payable to financial institution	68,000	—	—	68,000
Long-term debt, less current portion	17,786	—	—	17,786
Capital lease obligations, less current portion	7,731	—	7,974	15,705
Deferred income taxes	25,694	(9,331)	(1,781)	14,582
Pension and other long-term liabilities	8,828	—	—	8,828

Total liabilities	189,559	(9,331)	8,363	188,591
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	93	—	—	93
Additional paid-in-capital	107,578	—	—	107,578
Retained earnings	140,494	(15,126)	(4,891)	120,477
Accumulated other comprehensive loss	(2,519)	—	663	(1,856)

Total stockholders’ equity	245,646	(15,126)	(4,228)	226,292

Total liabilities and stockholders’ equity	$435,205	$(24,457)	$4,135	$414,883

The following tables present the impact of the restatement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the six months ended June 30, 2011 and June 30, 2010. Unrealized gain on foreign currency forward contracts in the amount of $0.3 million and $0.9 million, respectively, has been reclassified within net cash used in operating activities to conform to the current period presentation. This reclassification is presented in the Restatement Adjustments column and had no impact on cash flows from operations, income from operations, net income, or total assets.

	Six Months Ended June 30, 2011
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$8,941	$(1,032)	$7,909
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,465	3,582	7,047
Amortization of intangible assets	50	—	50
Allowance on notes receivable	3,171	—	3,171
Provision for doubtful accounts	(909)	—	(909)
Equity in earnings of unconsolidated subsidiary, net of dividends received	394	—	394
Amortization of debt issuance costs	1,021	—	1,021
Deferred income taxes	1,115	(461)	654
Loss on disposal of property and equipment	364	(72)	292
Gain on sale of business	(1,567)	(1,320)	(2,887)
Stock-based compensation expense	449	—	449
Unrealized loss on foreign currency forward contracts	—	290	290
Changes in operating assets and liabilities:
Trade and other receivables, net	(29,164)	—	(29,164)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(10,202)	—	(10,202)
Inventories	3,072	—	3,072
Refundable income taxes	15,299	(200)	15,099
Prepaid expenses and other	792	112	904
Accounts payable	(9,045)	—	(9,045)
Accrued and other liabilities	7,151	(90)	7,061

Net cash used in operating activities	(5,603)	809	(4,794)

Cash flows from investing activities:
Additions to property and equipment	(8,580)	—	(8,580)
Proceeds from sale of business	13,727	—	13,727
Proceeds from sale of property and equipment	95	—	95
Issuance of note receivable	(250)	250	—
Other investing activities	567	—	567

Net cash provided by investing activities	5,559	250	5,809

Cash flows from financing activities:
Proceeds from issuance of common stock	90	—	90
Tax withholdings related to net share settlements of restricted share awards and performance shares	(51)	—	(51)
Payments on long-term debt	(4,286)	—	(4,286)
Borrowings under note payable to financial institutions	88,050	—	88,050
Payments on note payable to financial institutions	(83,231)	—	(83,231)
Payments on capital lease obligations	(536)	(1,059)	(1,595)

Net cash (used in) provided by financing activities	36	(1,059)	(1,023)

Change in cash and cash equivalents	(8)	—	(8)
Cash and cash equivalents, beginning of period	51	—	51

Cash and cash equivalents, end of period	$43	$—	$43

Non-cash investing and financing activities:
Escrow account related to capital lease financing	$2,726	$—	$2,726
Accrued property and equipment purchases	1,028	—	1,028

	Six Months Ended June 30, 2010
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(341)	$(2,309)	$(2,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,448	3,207	6,655
Amortization of intangible assets	60	66	126
Provision for doubtful accounts	(60)	—	(60)
Equity in earnings of unconsolidated subsidiary, net of dividends received	(506)	—	(506)
Amortization of debt issuance costs	519	—	519
Deferred income taxes	193	(507)	(314)
Loss on disposal of property and equipment	515	(167)	348
Stock-based compensation expense	546	—	546
Tax benefit from stock option plans	(123)	—	(123)
Unrealized gain on foreign currency forward contracts	—	(924)	(924)
Changes in operating assets and liabilities:
Trade and other receivables, net	(16,169)	—	(16,169)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(7,082)	—	(7,082)
Inventories	(7,067)	—	(7,067)
Refundable income taxes	1,372	—	1,372
Prepaid expenses and other	484	244	728
Accounts payable	(2,937)	—	(2,937)
Accrued and other liabilities	(314)	796	482

Net cash used in operating activities	(27,462)	406	(27,056)

Cash flows from investing activities:
Additions to property and equipment	(11,320)	—	(11,320)
Proceeds from sale of property and equipment	18	—	18
Issuance of note receivable	(870)	570	(300)
Other investing activities	320	—	320

Net cash used in investing activities	(11,852)	570	(11,282)

Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted share awards and performance shares	(83)	—	(83)
Payments on long-term debt	(4,287)	—	(4,287)
Borrowings under note payable to financial institutions	105,536	—	105,536
Payments on note payable to financial institutions	(62,109)	—	(62,109)
Borrowings from capital lease obligation	2,146	—	2,146
Payments on capital lease obligations	(201)	(976)	(1,177)
Payments of debt amendment costs	(1,675)	—	(1,675)

Net cash provided by financing activities	39,327	(976)	38,351

Change in cash and cash equivalents	13	—	13
Cash and cash equivalents, beginning of period	31	—	31

Cash and cash equivalents, end of period	$44	$—	44

Non-cash investing and financing activities:
Escrow account related to capital lease financing	$3,445	$—	$3,445
Accrued property and equipment purchases	1,660	—	1,660

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

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the three and six months ended June 30, 2011 and June 30, 2010 has been updated to reflect the effects of the restatement described in Note 14 of the Condensed Consolidated Financial Statements in Part I – Item 1, “Financial Statements”.

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

	Three months ended June 30,		Six months ended June,
	2011	2010	2011	2010
Net sales
Water Transmission	51.8%	58.3%	52.1%	61.6%
Tubular Products	48.2	41.7	47.9	38.4

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	88.4	94.9	87.7	92.6

Gross profit	11.6	5.1	12.3	7.4
Selling, general and administrative expense	3.9	7.2	5.1	7.8

Operating income (loss)	7.7	(2.1)	7.2	(0.4)
Other (income) expense	0.2	0.2	0.2	(0.2)
Interest income	(0.0)	(0.2)	(0.0)	(0.2)
Interest expense	1.8	2.3	2.0	2.1

Income (loss) before income taxes	5.7	(4.4)	5.0	(2.1)
Provision for (benefit from) income taxes	2.3	(1.1)	1.9	(0.5)

Net income (loss)	3.4%	(3.3)%	3.1%	(1.6)%

Gross profit as a percentage of segment net sales:
Water Transmission	15.5%	8.2%	16.1%	9.9%
Tubular Products	7.4	0.9	8.2	3.5

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

Gross profit. Gross profit increased 238.6% to $16.7 million (11.6% of total net sales) in the second quarter of 2011 from $4.9 million (5.1% of total net sales) in the second quarter of 2010 and increased 139.8% to $31.4 million (12.3% of total net sales) in the first six months of 2011 from $13.1 million (7.4% of total net sales) in the first six months of 2010.

Water Transmission gross profit increased $7.0 million, or 152.2%, to $11.5 million (15.5% of segment net sales) in the second quarter of 2011 from $4.6 million (8.2% of segment net sales) in the second quarter of 2010. Water Transmission gross profit also increased in the first six months of 2011 to $21.4 million (16.1% of segment net sales) compared to the same period in the prior year when gross profit was $10.7 million (9.9% of segment net sales.) The increases in gross profit in the second quarter of 2011 compared to the same quarter of 2010 and in the first six months of 2011 compared to the same period of the prior year were driven by the increases in tons produced and the increases in average selling price per ton. The increases in gross profit as a percentage of sales in the second quarter and first six months of 2011 compared to the same periods in 2010 were driven by a more favorable mix of contracts and by the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales. The more favorable mix in the second quarter and the first six months of 2011 is partially the result of the completion of lower margin contracts awarded in 2009, which flowed through the income statement in 2010, and which were replaced by higher margin contracts bid in 2010 and reflected in the 2011 income statement.

Gross profit from Tubular Products increased $4.8 million, or 1,368.6%, to $5.1 million (7.4% of segment net sales) in the second quarter of 2011 from $0.4 million (0.9% of segment net sales) in the second quarter of 2010 and increased 323.4% to $10.0 million (8.2% of segment net sales) in the first six months of 2011 from $2.4 million (3.5% of segment net sales) in the first six months of 2010. The increases in volume and selling prices, partially offset by higher steel costs, contributed to the increase in gross profit in the second quarter and first six months of 2011 compared to the same periods of the prior year. As noted above, material costs including steel cost per ton increased 15% and 13% respectively in the second quarter and first six months of 2011 compared to the same periods of 2010. The increases in gross profit as a percent of sales in the second quarter and first six months of 2011 were driven by a more favorable mix, as the gross profit as a percent of sales on energy pipe is higher relative to other Tubular product lines. Energy pipe represented 71% of tons sold in the second quarter and 70% in the first six months of 2011 compared to 56% and 54%, respectively, in the same periods of 2010. The gross profit as a percent of sales in the second quarter and first six months of 2011 also improved relative to the same periods of the prior year due to the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $5.6 million (3.9% of total net sales) in the second quarter of 2011 from $6.9 million (7.2% of total net sales) in the second quarter of 2010 and decreased to $12.9 million (5.1% of total net sales) in the first six months of 2011 from $13.8 million (7.8% of total net sales) in the same period of 2010. The decrease in the second quarter of 2011 as compared to the second quarter of 2010 was primarily the result of a $1.5 million net credit driven by insurance proceeds received related to our accounting investigation compared to expense of $1.7 million in the second quarter of 2010, partially offset by a $1.5 million increase in bonus and share-based compensation expense, a $0.1 million increase in wages and benefits, a $0.1 million increase in commission expense, and other increases associated with higher levels of business activity. The decrease in the first six months of 2011 compared to the same period of the prior year was largely driven by a $0.5 million net credit driven by insurance proceeds received related to our accounting investigation compared to expense of $3.5 million in the first six months of 2010, partially offset by a $1.9 million increase in bonus and share-based compensation expense, a $0.4 million increase in audit fees, a $0.4 million increase in severance costs related to the departure of our former Chief Financial Officer in January 2011, a $0.4 million increase in wages and benefits, a $0.4 million increase in commission expense associated with the higher level of sales in our Tubular Products business, and other increases associated with higher levels of business activity.

Interest expense. Interest expense was $2.6 million in the second quarter of 2011 and $2.2 million in the second quarter of 2010 and $5.2 million in the first six months of 2011 and $3.8 million in the first six months of 2010. Higher average borrowings and higher average interest rates increased interest expense in the second quarter of 2011 compared to the second quarter of 2010. Average borrowings and average interest rates were also higher in the first six months of 2011 compared to the same period in 2010, which increased interest expense in the first six months of 2011 compared to 2010.

Income taxes. The tax provision was $3.3 million in the second quarter of 2011 (an effective tax rate of 39.5%) and $5.1 million in the first six months of 2011 (an effective tax rate of 39.1%), which exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the year 2011. The tax benefit for the second quarter of 2010 was $1.0 million (an effective tax rate of 24.9%) and $1.0 million the first six months of 2010 (an effective tax rate of 26.4%). When pre-tax earnings are minimal or move between loss and income positions, such as during 2010, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in those situations.

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

As of June 30, 2011, our working capital (current assets minus current liabilities) was $96.9 million as compared to $152.8 million as of December 31, 2010. The primary reason for the reduction in working capital was the movement of our note payable to financial institution from long-term liabilities to current liabilities, partially offset by net increases in current assets.

Net cash used in operating activities in the first six months of 2011 was $4.8 million. This was primarily the result of the collection of $14.7 million of federal income tax refunds, partially offset by fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash provided by investing activities in the first six months of 2011 was $5.8 million, primarily from proceeds received from the sale of the traffic systems product line of the Houston facility for $13.7 million, partially offset by capital expenditures for capacity expansion in our Tubular Products plants. Capital expenditures in 2011 are expected to be approximately $16 million to $18 million for standard capital replacement and recently announced strategic investment projects. These strategic investment projects include an expansion at our Atchison, Kansas facility that will increase its production capacity by more than 50%, improve productivity and enable the facility to produce product up to 0.375 inch wall. In addition, we are upgrading our Houston, Texas mill to facilitate production of 2-3/8 and 2-7/8 inch tubing with physical properties suitable for heat treating.

Net cash used in financing activities in the first six months of 2011 was $1.0 million, which resulted primarily from net borrowings of $88.1 million under our Amended and Restated Credit Agreement (“Credit Agreement”), partially offset by debt payments of $87.5 million.

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

We had $17.4 million of capital lease obligations outstanding at June 30, 2011, under which certain equipment used in the manufacturing process is leased. The interest rate on the capital lease is 7.85%.

The capital lease outstanding as of June 30, 2011 includes an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of June 30, 2011, $2.7 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

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

•	The Consolidated Senior Leverage Ratio must not be greater than 4.75:1.0. Our ratio as of June 30, 2011 is 2.77:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 4.75:1.0. Our ratio as of June 30, 2011 is 2.77:1.0.

•	The Consolidated Tangible Net Worth must be greater than $197.5 million. Our tangible net worth as of June 30, 2011 is $214.4 million.

•	The Asset Coverage Ratio must not be less than 1.0:1.0. Our ratio as of June 30, 2011 is 1.86:1.0.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of June 30, 2011 is 0.7%.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.1:1.0. Our ratio as of June 30, 2011 is 1.89:1.0.

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

Item 4.     Controls and Procedures

Restatement of Previously Issued Financial Statements

In this Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011 (the “June 2011 Form 10-Q/A”), Northwest Pipe Company (“the Company”) is restating to reflect the material errors identified in the previously issued unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and June 30, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2011 (the “Original Filing”) in Part I—Item 1, “Financial Statements”. In this filing, the Company is also updating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the effects of the restatement as it relates to June 30, 2011 and December 31, 2010, and the three and six months ended June 30, 2011 and June 30, 2010.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 14 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements.”

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

After discovering errors in our consolidated financial statements as of and for the years ended December 31, 2010 and 2009, opening retained earnings at December 31, 2008, and the unaudited condensed consolidated financial statements for each of the quarters in the years then ended and the quarters ended March 31, 2011 and June 30, 2011, that required restatement, our management, with the participation of our CEO and CFO have concluded that errors resulting in the restatement of our consolidated financial statements were the result of previously disclosed and additionally identified material weaknesses in internal controls over financial reporting as described below. As a result of these material weaknesses in internal controls over financial reporting, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As a component of remediation efforts described in the “Plans for Remediation of Material Weaknesses” section below, there were changes in internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes include:

•	Implementing various managerial communications and reports to ensure timely internal notification of business transactions and decisions requiring accounting entries.

•	Hiring additional personnel for critical accounting positions who assisted in the preparation of this June 2011 Form 10-Q/A.

We anticipate that the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weaknesses that we identified as of December 31, 2010 and which continued in 2011. As part of our 2011 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

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

In connection with the restatement described in Note 14 of the Condensed Consolidated Financial Statements in Part I—Item1, “Financial Statements”, we identified the following additional material weakness that existed as of December 31, 2010:

•

Control activities related to reviews to periodically assess accounting estimates of useful lives, units of production and salvage values used to systematically and retionally allocate depreciation expense and the existence of our property and equipment were not appropriately designed or operating effectively.

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

•	In December of 2010, our employees acknowledged, by way of signature, compliance with and understanding of our Code of Conduct;

•	In January of 2011, our Board of Directors appointed a new CFO;

•	In the first four months of 2011, the accounting and finance department was reorganized and additional personnel were hired for critical accounting positions;

•	In April 2011, our Board of Directors approved a new officer position and hired a General Counsel;

•	In May 2011, our Board of Directors approved a new officer position and hired a Chief Operating Officer.

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

Part II—Other Information

Item 1.    Legal Proceedings

Information required by this Item 1 is contained in Note 5 to the Condensed Consolidated Financial Statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed concurrently with this report could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6.     Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Amended and Restated Executive Employment Agreement between Northwest Pipe Company and Richard A. Roman dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011.

10.2	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011,

10.3	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, (previously filed).

10.4	Northwest Pipe Company 2011 Salaried Employee Cash Incentive Plan (previously filed).

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Database*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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