Form 10-Q
period 2011-09-30
NORTHWEST PIPE CO
filed 2012-04-27
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

NORTHWEST PIPE COMPANY

FORM 10-Q

EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “September 2011 Form 10-Q”), Northwest Pipe Company (“the Company”) is restating its previously reported unaudited condensed consolidated financial statements as of September 30, 2010 and December 31, 2010, and for the three and nine months ended September 30, 2010 in Part I—Item 1, “Financial Statements” to correct material errors identified in such previously issued financial statements. In this filing the Company is also updating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the effects of the restatement as it relates to the three and nine months ended September 30, 2010. Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates to the consolidated financial statements or data in this Form 10-Q have been made to the consolidated financial statements or data for the three and nine months ended September 30, 2010.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 14 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements.”

Concurrent with the filing of this September 2011 Form 10-Q, the Company is filing its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), which contains restated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and December 31, 2009. The December 31, 2010 condensed consolidated balance sheet included in this September 2011 Form 10-Q reflects the restated information included in our 2011 Form 10-K. Also concurrent with this report, the Company is filing its amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2011 and June 30, 2011 which include the restatement of financial statements as of and for the three months ended March 31, 2011 and March 31, 2010 and as of and for the three and six months ended June 30, 2011 and June 30, 2010, respectively.

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

The Company has determined that certain material weaknesses in its internal controls continued to exist as of September 30, 2011. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part I -Item 4, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010 As Restated

Assets
Current assets:
Cash and cash equivalents	$72	$51
Trade and other receivables, less allowance for doubtful accounts of $2,118 and $2,151	85,181	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	47,621	45,533
Inventories	91,889	80,887
Refundable income taxes	—	15,099
Deferred income taxes	7,481	6,293
Prepaid expenses and other	2,099	2,163

Total current assets	234,343	216,500
Property and equipment, net	152,156	154,274
Goodwill	20,478	21,451
Other assets	15,565	22,658

Total assets	$422,542	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,388	3,257
Accounts payable	27,996	28,463
Accrued liabilities	21,533	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	11,095	14,808

Total current liabilities	69,726	63,690
Note payable to financial institution	62,000	68,000
Long-term debt, less current portion	13,500	17,786
Capital lease obligations, less current portion	13,156	15,705
Deferred income taxes	16,811	14,582
Other long-term liabilities	8,739	8,828

Total liabilities	183,932	188,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,348,701 and 9,298,156 shares issued and outstanding	94	93
Additional paid-in-capital	108,193	107,578
Retained earnings	131,670	120,477
Accumulated other comprehensive loss	(1,347)	(1,856)

Total stockholders’ equity	238,610	226,292

Total liabilities and stockholders’ equity	$422,542	$414,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 As Restated	2011	2010 As Restated
Net sales	$139,265	$112,770	$394,524	$289,277
Cost of sales	122,751	102,289	346,571	265,684

Gross profit	16,514	10,481	47,953	23,593
Selling, general and administrative expense	6,467	8,275	19,359	22,071

Operating income	10,047	2,206	28,594	1,522
Other expense (income)	950	138	1,347	(289)
Interest income	(4)	(216)	(27)	(643)
Interest expense	2,247	2,463	7,440	6,234

Income (loss) before income taxes	6,854	(179)	19,834	(3,780)
Provision for (benefit from) income taxes	3,570	(45)	8,641	(996)

Net income (loss)	$3,284	$(134)	$11,193	$(2,784)

Basic earnings (loss) per share	$0.35	$(0.01)	$1.20	$(0.30)

Diluted earnings (loss) per share	$0.35	$(0.01)	$1.20	$(0.30)

Shares used in per share calculations:
Basic	9,346	9,290	9,326	9,273

Diluted	9,373	9,290	9,359	9,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010 As Restated

Cash Flows From Operating Activities:
Net income (loss)	$11,193	$(2,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,703	10,221
Amortization of intangible assets	50	156
Allowance on notes receivable	4,071	—
Provision for doubtful accounts	(33)	(124)
Equity in earnings of unconsolidated subsidiary, net of dividends received	394	192
Amortization of debt issuance costs	1,532	905
Deferred income taxes	1,041	4,151
Loss on disposal of property and equipment	180	228
Gain on sale of business	(2,887)	—
Stock based compensation expense	519	594
Tax benefit from stock option plans	—	31
Unrealized gain on foreign currency forward contracts	(804)	(687)
Changes in operating assets and liabilities:
Trade and other receivables, net	(21,468)	(36,866)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(5,801)	(8,482)
Inventories	(14,549)	(6,419)
Refundable income taxes	15,099	(3,255)
Prepaid expenses and other assets	1,087	1,616
Accounts payable	(1,333)	3,308
Accrued and other liabilities	10,508	2,341

Net cash provided by (used in) operating activities	9,502	(34,874)

Cash Flows From Investing Activities:
Additions to property and equipment	(11,496)	(15,537)
Proceeds from sale of business	13,727	—
Proceeds from the sale of property and equipment	96	18
Issuance of notes receivable	—	(450)
Insurance proceeds	—	321
Other investing activities	800	—

Net cash provided by (used in) investing activities	3,127	(15,648)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	146	—
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(51)	(87)
Payments on long-term debt	(4,286)	(4,286)
Borrowings under note payable to financial institution	109,050	159,977
Payments on note payable to financial institution	(115,050)	(102,867)
Borrowings from capital lease obligations	—	2,865
Payments on capital lease obligations	(2,417)	(1,759)
Payments of debt amendment costs	—	(3,315)

Net cash provided by (used in) financing activities	(12,608)	50,528

Change in cash and cash equivalents	21	6
Cash and cash equivalents, beginning of period	51	31

Cash and cash equivalents, end of period	$72	$37

Non-cash investing activity:
Escrow account related to capital lease financing	$2,726	$2,726
Accrued property and equipment purchases	1,834	1,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company is filing this September 2011 Form 10-Q concurrently with the filing of the Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The financial information as of December 31, 2010 is derived from the audited consolidated financial statements presented in the Northwest Pipe Company (the “Company”) 2011 Form 10-K. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, as presented in the Company’s 2011 Annual Report on Form 10-K.

On April 1, 2011, the Company sold its interest in Northwest Pipe Asia Pte. Ltd. (“NWPA”), which was previously accounted for under the equity method of accounting. See Note 12 of the Condensed Consolidated Financial Statements for further information regarding the sale.

On August 1, 2011, the Company entered into an agreement which converted $2.3 million of loans and accrued interest outstanding with Lucid Energy Technologies, Inc., which have been accounted for as research and development expense within selling, general and administrative expense (see Note 14), into 50 percent ownership of Lucid Energy LLC (“Lucid Energy”). Lucid Energy is a clean energy company based in Portland, Oregon. Lucid Energy, in which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2011.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Short-term inventories:
Raw materials	$67,547	$58,610
Work-in-process	2,220	2,521
Finished goods	19,799	17,566
Supplies	2,323	2,190

	91,889	80,887
Long-term inventories:
Finished goods	2,436	2,554

Total inventories	$94,325	$83,441

The lower of cost or market adjustment was $4.3 million at September 30, 2011 and $4.5 million at December 31, 2010. Long-term inventories are recorded in other assets.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

Description	Balance at September 30, 2011	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,531	4,531	—	—
Derivatives	805	—	805	—

Total Assets	$8,062	$7,257	$805	$—

Financial Liabilities
Derivatives	$(48)	$—	$(48)	$—

Description	Balance at December 31, 2010	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,560	4,560	—	—

Total Assets	$7,286	$7,286	$—	$—

Financial Liabilities
Derivatives	$(622)	$—	$(622)	$—

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

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. During the three and nine months ended September 30, 2011, we recognized $0.9 million and $4.1 million, respectively, of impairment charges on loans receivable. There were no impairment charges taken during the three and nine months ended September 30, 2010. The impairment charges were included in other expense (income) in the consolidated statement of income. All loans receivable are categorized as Level 3 in the fair value hierarchy.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the underlying hedged revenue is recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of September 30, 2011 and December 31, 2010, the total notional amount of the derivative contracts not designated as hedges was $2.6 million (CAD$2.7 million) and $1.3 million (CAD$1.3 million), respectively. As of September 30, 2011 and December 31, 2010, the total notional amount of the derivative contracts designated as hedges was $15.3 million (CAD$16.0 million) and $15.1 million (CAD$15.0 million), respectively.

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

There were no Canadian forward contracts with maturities longer than 12 months at September 30, 2011.

The balance sheet location and the fair values of derivative instruments are (in thousands):

Foreign Currency Forward Contracts	September 30, 2011	December 31, 2010
Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$272	$—
Derivatives not designated as hedging instruments
Prepaid expenses and other	533	—

Total assets	$805	$—

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$—	$317
Derivatives not designated as hedging instruments
Accrued liabilities	48	305

Total liabilities	$48	$622

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and nine months ended September 30, 2011 and September 30, 2010 are (in thousands):

		Pretax Gain (Loss) Recognized in Comprehensive Income on Effective Portion of Derivative
		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts		$357	$(24)	$4	$134

		Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
		Three months ended September 30,		Nine months ended September 30,
	Location	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$(52)	$5	$(558)	$(8)

		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
		Three months ended September 30,		Nine months ended September 30,
	Location	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$(15)	$(27)	$(72)	$(29)

At September 30, 2011, there are $291,000 of deferred pretax gains on outstanding derivatives accumulated in other comprehensive loss, a majority of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three and nine months ended September 30, 2011, gains from our derivative contracts not designated as hedging instruments recognized in net sales were $0.9 million and $0.3 million, respectively. For the three and nine months ended September 30, 2010, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.3 million and $0.4 million, respectively.

5.	Commitments and Contingencies

Class Action and Derivative Lawsuits

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

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants did not need to respond immediately to either of the two outstanding complaints, and that a consolidated amended complaint would be filed within 45 days of the Company having completed the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and the 2009 Form 10-K with the SEC. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. Briefing on those motions concluded on May 24, 2011. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties have conducted limited discovery and participated in an initial settlement mediation on January 30, 2012, with additional sessions anticipated in the future. By agreement of the parties, no further discovery will take place until after the mediation process is exhausted. The Company intends to vigorously defend itself against these claims. This securities litigation is at an early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this litigation.

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

Other Matters

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s storm water system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (RI/FS) of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final draft remedial investigation was submitted to EPA in the fall of 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in the spring of 2012.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of property leased adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOC’s is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 90 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested the Company to revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information available related to nearby properties. The Company expects to submit an Expanded Risk Assessment for the VOC’s in Groundwater during or after the first quarter of 2012, following the completion of a paving project at the Portland facility.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified small amounts of polynuclear aromatic hydrocarbons (PAHs) and polychlorinated biphenyls (PCBs) and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into a neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of PAHs, PCBs, and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs and made certain paving improvements at the Portland facility. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which ODEQ approved in August 2010. Since August 2010, the Company has been engaged in performing the approved remediation plan which has included an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011) and a storm water filtration system ( completed in the first quarter of 2012). The remediation plan also required the excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011). During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered, and at the request of ODEQ, the Company is developing an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company spent approximately $926,000 during 2011 to address storm water system upgrades and soil remediation, and expects to spend an additional $1.6 million in 2012 to complete the work specified in the Work Plans.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. In 2009, the Trustees completed phase one of their three-phase NRDA. Phase one of the NRDA consisted of environmental studies to fill gaps in the information available from the EPA, and development of a framework for evaluating, quantifying and determining the extent of injuries to the natural resource. Phase two of the NRDA began in 2010 and consists largely of implementing the framework developed in phase one.

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of September 30, 2011.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.5 million at September 30, 2011. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$76,953	$59,323	$210,057	$168,068
Tubular Products	62,312	53,447	184,467	121,209

Total	$139,265	$112,770	$394,524	$289,277

Gross profit:
Water Transmission	$13,345	$6,880	$34,770	$17,627
Tubular Products	3,169	3,601	13,183	5,966

Total	$16,514	$10,481	$47,953	$23,593

Operating income (loss):
Water Transmission	$10,747	$4,521	$28,150	$10,772
Tubular Products	2,349	2,529	10,502	3,533
Corporate	(3,049)	(4,844)	(10,058)	(12,783)

Total	$10,047	$2,206	$28,594	$1,522

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales	$4	$3	$13	$38
Selling, general and administrative expenses	67	45	$506	$556

Total	$71	$48	$519	$594

As of September 30, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $176,000, which is expected to be recognized over a weighted average period of 0.7 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2011 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2011	145,209	$17.64
Options granted	—
Options exercised or exchanged	(73,612)	14.12
Options canceled	—

Balance, September 30, 2011	71,597	21.26	4.22	$149

Exercisable, September 30, 2011	71,597	21.26	4.22	$149

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the nine months ended September 30, 2011 was $758,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of September 30, 2011 and changes during the nine months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2011	55,843	$37.00
Restricted stock units and performance awards granted	18,000	23.79
Restricted stock units and performance awards vested	(8,979)	27.29
Restricted stock units and performance awards canceled	(21,774)	46.94

Unvested restricted stock units and performance awards at September 30, 2011	43,090	28.47

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

Stock Awards

For the nine months ended September 30, 2011 and 2010, stock awards of 6,261 shares and 0 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $25.15 in 2011.

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2007.

The Company had $125,000 of unrecognized tax benefits at September 30, 2011 and December 31, 2010. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the following twelve months; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 52.1% and 43.6%, respectively, for the three and nine month periods ended September 30, 2011, and estimated effective tax rates of 25.1% and 26.3%, respectively, for the three and nine month periods ended September 30, 2010.

9.	Comprehensive Income (Loss)

Comprehensive income includes all changes in stockholders’ equity for the three and nine month periods ended September 30, 2011 and 2010 except those resulting from investments by and distributions to stockholders as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$3,284	$(134)	$11,193	$(2,784)
Pension liability adjustment, net of tax	44	44	132	132
Unrealized gain (loss) on derivative financial instruments, net of tax	253	(18)	377	91

Total comprehensive income (loss)	$3,581	$(108)	$11,702	$(2,561)

10.	Earnings (Loss) per Share

Earnings (loss) per basic and diluted weighted average common share outstanding was calculated as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) (in thousands)	$3,284	$(134)	$11,193	$(2,784)

Basic weighted-average common shares outstanding	9,346,397	9,289,921	9,326,070	9,272,668
Effect of potentially dilutive common shares(1)	26,997	—	33,188	—

Diluted weighted-average common shares outstanding	9,373,394	9,289,921	9,359,258	9,272,668

Earnings (loss) per common share:
Earnings (loss) per basic common share	$0.35	$(0.01)	$1.20	$(0.30)
Earnings (loss) per diluted common share	$0.35	$(0.01)	$1.20	$(0.30)
Antidilutive shares not included in diluted common share calculation	10,000	75,403	16,261	33,049

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method

11.	Recent Accounting and Reporting Developments

In September 2011, the FASB issued ASU 2011-08, which simplified the goodwill impairment test by giving companies the option to perform a qualitative assessment to determine whether the performance of the two step impairment testing is necessary. This guidance is effective for interim and annual periods beginning after December 15, 2011 and early adoption is allowed. The Company plans to early adopt this guidance for its annual impairment test as of December 31, 2011, and does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders Equity. All changes in components of stockholders’ equity must be presented in (1) a single continuous statement of comprehensive income, which presents the total of comprehensive income, the components of net income, and the components of comprehensive income, or (2) two separate but consecutive statements. Under either presentation method, reclassification adjustments between other comprehensive income and net income are required to be presented on the face of the financial statements. In October 2011, the FASB decided to delay the effective date of the requirement to present reclassifications of other comprehensive income on the face of the income statement. All other guidance in ASU-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and thus will have a presentation only impact.

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

On April 1, 2011, the Company sold its interest in NWPA for $0.8 million to the controlling owners of the business. The full amount has been received by the Company at September 30, 2011.

On June 1, 2011, the Company sold all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas. Assets sold as part of this sale included the (i) raw materials, work-in-process, finished goods and related fuel and supplies inventories, (ii) tangible personal property located at the Houston facilities or used by the Company in connection with the traffic business, including machinery, equipment, tooling, operating and maintenance manuals, parts and all other tangible assets used in or related to the traffic business, (iii) receivables, and (iv) other assets. Total consideration of $13.7 million was received, resulting in a gain of $2.9 million recognized in other expense (income) during the second quarter of 2011. The calculation of the gain on sale included a write-off of $1.0 million of goodwill.

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

14.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our unaudited condensed consolidated financial statements for the quarter ended June 30, 2011, the Company determined that there were errors included in the previously issued condensed consolidated financial statements as described below. As a result, we have restated our condensed consolidated financial statements as of December 31, 2010 and for the three and nine months ended September 30, 2010 to correct the errors described below.

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

•

The Company also corrected its estimate of the remaining lives of non-operating equipment depreciated using the straight-line method of depreciation. The effects of correcting this error are a net decrease in depreciation expense, which is reflected in selling, general and administrative expense.

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

•

Certain costs capitalized upon the relocation of machinery and equipment to our Bossier City facility in 2008 and 2009 should have been expensed. The effects of correcting these errors were a reduction in machinery and equipment of $2.8 million as of September 30, 2011, and the related tax effects.

•	Certain previously identified immaterial errors were corrected as part of the restatement.

The impact on the Company’s previously reported condensed consolidated statement of operations for the three and nine months ended September 30, 2010 are shown in the following tables (in thousands, except per share data):

		Restatement Adjustments
	As Previously Reported	Depreciation	Other	As Restated
Three Months Ended September 30, 2010
Net sales	$112,770	$—	$—	$112,770
Cost of sales	101,302	1,147	(160)	102,289

Gross profit	11,468	(1,147)	160	10,481
Selling, general and administrative	7,988	2	285	8,275

Operating income	3,480	(1,149)	(125)	2,206
Other expense	138	—	—	138
Interest income	(243)	—	27	(216)
Interest expense	2,206	—	257	2,463

Income (loss) before income taxes	1,379	(1,149)	(409)	(179)
Provision for (benefit from) income taxes	686	(540)	(191)	(45)

Net income (loss)	$693	$(609)	$(218)	$(134)

Basic income (loss) per share	$0.07			$(0.01)

Diluted income (loss) per share	$0.07			$(0.01)

		Restatement Adjustments
	As Previously Reported	Depreciation	Other	As Restated
Nine Months Ended September 30, 2010
Net sales	$289,277	$—	$—	$289,277
Cost of sales	262,945	3,151	(412)	265,684

Gross profit	26,332	(3,151)	412	23,593
Selling, general and administrative	21,254	(38)	855	22,071

Operating income	5,078	(3,113)	(443)	1,522
Other income	(289)	—	—	(289)
Interest income	(709)	—	66	(643)
Interest expense	5,482	—	752	6,234

Income (loss) before income taxes	594	(3,113)	(1,261)	(3,780)
Provision for (benefit from) income taxes	242	(914)	(324)	(996)

Net income (loss)	$352	$(2,199)	$(937)	$(2,784)

Basic income (loss) per share	$0.04			$(0.30)

Diluted income (loss) per share	$0.04			$(0.30)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2010 (in thousands):

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

The following tables present the impact of the restatement adjustments on the Company’s previously reported condensed consolidated statement of cash flows for the nine months ended September 30, 2010. Unrealized gain on foreign currency forward contracts in the amount of $0.7 million and equity in earnings of an unconsolidated subsidiary, net of dividends in the amount of $0.2 million have been reclassified within net cash used in operating activities to conform to the current period presentation. In addition, issuance of notes receivable in the amount of $0.5 million and insurance proceeds in the amount of $0.3 million have been reclassified within net cash used in investing activities to conform to current period presentation in the condensed consolidated statements of cash flows. These reclassifications are presented in the Restatement Adjustments column and had no impact on cash flows from operations, income from operations, cash flows from investing activities, net income, or total assets.

	Nine Months Ended September 30, 2010
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$352	$(3,136)	$(2,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,186	5,035	10,221
Amortization of intangible assets	90	66	156
Provision for doubtful accounts	(124)	—	(124)
Equity in earnings of unconsolidated subsidiary, net of dividends received	—	192	192
Amortization of debt issuance costs	905	—	905
Deferred income taxes	5,389	(1,238)	4,151
Loss on disposal of property and equipment	528	(300)	228
Stock-based compensation expense	594	—	594
Tax benefit from stock option plans	31	—	31
Unrealized gain on foreign currency forward contracts	—	(687)	(687)
Changes in operating assets and liabilities:
Trade and other receivables, net	(36,866)	—	(36,866)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,482)	—	(8,482)
Inventories	(6,419)	—	(6,419)
Refundable income taxes	(3,255)	—	(3,255)
Prepaid expenses and other	1,620	(4)	1,616
Accounts payable	3,308	—	3,308
Accrued and other liabilities	1,668	673	2,341

Net cash used in operating activities	(35,475)	601	(34,874)

Cash flows from investing activities:
Additions to property and equipment	(15,537)	—	(15,537)
Proceeds from sale of property and equipment	18	—	18
Issuance of notes receivable	—	(450)	(450)
Insurance proceeds	—	321	321
Other investing activities	(984)	984	—

Net cash used in investing activities	(16,503)	855	(15,648)

Cash flows from financing activities:
Tax witholdings related to net share settlements of restricted share awards and performance shares	(87)	—	(87)
Payments on long-term debt	(4,286)	—	(4,286)
Borrowings under note payable to financial institutions	159,977	—	159,977
Payments on note payable to financial institutions	(102,867)	—	(102,867)
Borrowings from capital lease obligation	2,865	—	2,865
Payments on capital lease obligations	(303)	(1,456)	(1,759)
Payments of debt issuance costs	(3,315)	—	(3,315)

Net cash provided by financing activities	51,984	(1,456)	50,528

Change in cash and cash equivalents	6	—	6
Cash and cash equivalents, beginning of period	31	—	31

Cash and cash equivalents, end of period	$37	$—	$37

Non-cash investing and financing activities:
Escrow account related to capital lease financing	$2,726	—	$2,726
Accrued property and equipment purchases	1,725	—	1,725

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the three and nine months ended September 30, 2010 has been updated to reflect the effects of the restatement described in Note 14 of the Condensed Consolidated Financial Statements in Part I – Item 1, “Financial Statements”.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 53.2% of net sales in the first nine months of 2011.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. However, in the near-term, we expect strained municipal budgets will impact the Water Transmission Group. Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, industrial, construction, and agricultural systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 46.8% of net sales in the first nine months of 2011.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, depreciation and amortization, goodwill, accrued liabilities, income taxes, and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, filed concurrently with this report.

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

	Three months ended September 30,		Nine months ended September,
	2011	2010	2011	2010
Net sales
Water Transmission	55.3%	52.6%	53.2%	58.1%
Tubular Products	44.7	47.4	46.8	41.9

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	88.1	90.7	87.8	91.8

Gross profit	11.9	9.3	12.2	8.2
Selling, general and administrative expense	4.6	7.3	4.9	7.6

Operating income	7.3	2.0	7.3	0.6
Other (income) expense	0.7	0.1	0.3	(0.1)
Interest income	(0.0)	(0.2)	(0.0)	(0.2)
Interest expense	1.6	2.2	1.9	2.2

Income (loss) before income taxes	5.0	(0.1)	5.1	(1.3)
Provision for (benefit from) income taxes	2.6	(0.0)	2.2	(0.3)

Net income (loss)	2.4%	(0.1)%	2.9%	(1.0)%

Gross profit as a percentage of segment net sales:
Water Transmission	17.3%	11.6%	16.6%	10.5%
Tubular Products	5.1	6.7	7.1	4.9

Three Months and Nine Months Ended September 30, 2011 Compared to Three Months and Nine Months Ended September 30, 2010

Net sales. Net sales increased 23.5% to $139.3 million for the third quarter of 2011 compared to $112.8 million for the third quarter of 2010, and increased 36.4% to $394.5 million for the first nine months of 2011 compared to $289.3 million in the same period of 2010. One customer in the Water Transmission segment accounted for 10.3% of total net sales in the third quarter of 2011. Two customers, one in the Water Transmission segment and one in the Tubular Products segment, accounted for 11.5% and 11.9%, respectively, of total net sales in the third quarter of 2010.

Water Transmission sales increased by 29.7% to $77.0 million in the third quarter of 2011 from $59.3 million in the third quarter of 2010 and increased 25.0% to $210.0 million in the first nine months of 2011 from $168.1 million in the first nine months of 2010. The increase in sales in the third quarter of 2011 compared to the third quarter of 2010 was due to an 18% increase in average selling price per ton and a 10% increase in tons produced. The increase in sales in the first nine months of 2011 compared to the first nine months of 2010 was due to a 19% increase in average selling price per ton and a 5% increase in tons produced. The increase in average selling price per ton for the third quarter of 2011 and the first nine months of 2011 was driven by the mix of contracts produced in those periods, which include an increase in material cost per ton, as compared to the same periods of 2010. Higher per ton selling prices for contracts generally correspond to higher costs per ton of material, primarily steel.

Tubular Products sales increased 16.6% to $62.3 million in the third quarter of 2011 from $53.4 million in the third quarter of 2010 and increased 52.2% to $184.5 million in the first nine months of 2011 from $121.2 million in the same period of 2010. The sales increase in the third quarter of 2011 as compared to the third quarter of 2010 was due to a 7% increase in tons sold from 48,695 tons to 52,120 tons and a 9% increase in the average selling price per ton. The sales increase in the first nine months of 2011 compared to the same period in 2010 was due to a 35% increase in tons sold from 115,126 tons to 155,348 tons and a 13% increase in the average selling price per ton. For the third quarter and the first nine months of 2011 compared to the same periods of 2010, the most significant increase in tons sold was the result of higher demand for energy pipe, driven by increases in natural gas and oil drilling operations. Increases in energy pipe tons sold were 11% in the third quarter compared to the third quarter last year and 57% for the first nine months of 2011 compared to the same period of 2010. The higher production volume needed to support these increased sales was enabled by our investment in our Bossier City, Louisiana facility in 2010, which increased our energy pipe manufacturing capacity. The increases in average selling prices principally reflect higher steel costs. Cost per ton of material including steel increased by 5% in the third quarter of 2011 compared to the third quarter of 2010 and by 9% in the first nine months of 2011 compared to the same period of 2010.

Gross profit. Gross profit increased 57.6% to $16.5 million (11.9% of total net sales) in the third quarter of 2011 from $10.5 million (9.3% of total net sales) in the third quarter of 2010 and increased 103.2% to $48.0 million (12.2% of total net sales) in the first nine months of 2011 from $23.6 million (8.2% of total net sales) in the first nine months of 2010.

Water Transmission gross profit increased $6.5 million, or 94.0%, to $13.3 million (17.3% of segment net sales) in the third quarter of 2011 from $6.9 million (11.6% of segment net sales) in the third quarter of 2010. Water Transmission gross profit also increased in the first nine months of 2011 to $34.8 million (16.6% of segment net sales) compared to the same period in the prior year when gross profit was $17.6 million (10.5% of segment net sales). The increases in gross profit in the third quarter of 2011 compared to the same quarter of 2010 and in the first nine months of 2011 compared to the same period of the prior year were driven by the increases in tons produced and the increases in average selling price per ton. The increases in gross profit as a percentage of sales in the third quarter and first nine months of 2011 compared to the same periods in 2010 were driven by a more favorable mix of contracts and by the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales, partially offset by increased depreciation expense. The more favorable mix of contracts in the third quarter and the first nine months of 2011 is partially the result of the completion of lower margin contracts awarded in 2009, which flowed through the income statement in 2010, and which were replaced by higher margin contracts bid in 2010 and reflected in the 2011 income statement.

Gross profit from Tubular Products decreased $0.4 million, or 12.0%, to $3.2 million (5.1% of segment net sales) in the third quarter of 2011 from $3.6 million (6.7% of segment net sales) in the third quarter of 2010 and increased 121.0% to $13.2 million (7.1% of segment net sales) in the first nine months of 2011 from $6.0 million (4.9% of segment net sales) in the first nine months of 2010. Gross profit and gross profit as a percent of sales in the third quarter of 2011 were negatively impacted by increased customer credits, increased depreciation, sale of our Houston traffic business, and depressed market conditions for structural and standard pipe. The impact of the lower yields was partially offset by a more favorable product mix. Energy pipe, which has a higher gross profit as a percent of sales than other tubular products, represented 71% of tons sold in the third quarter of 2011 compared to 68% in the third quarter of 2010. The increase in gross profit as a percent of sales in the first nine months of 2011 was driven by a more favorable mix, as energy pipe represented 70% of tons sold in the first nine months of 2011 compared to 60% in the same period of 2010. The gross profit as a percent of sales for the first nine months of 2011 also improved relative to the same periods of the prior year due to the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $6.5 million (4.6% of total net sales) in the third quarter of 2011 from $8.3 million (7.3% of total net sales) in the third quarter of 2010 and decreased to $19.4 million (4.9% of total net sales) in the first nine months of 2011 from $22.1 million (7.6% of total net sales) in the same period of 2010. The decrease in the third quarter of 2011 as compared to the third quarter of 2010 was primarily the result of a reduction in expenses of $1.5 million related to our accounting investigation compared to the third quarter of 2010, a $0.5 million reduction in tubular products commission expense as the Tubular Products sales function shifts from external to internal, and a reduction of $0.2 million in professional fees, partially offset by an increase of $0.2 million in bonus and share-based compensation in connection with improved operating results and an increase of $0.2 million in wages and benefits. The decrease in the first nine months of 2011 compared to the same period of the prior year was largely driven by a $0.4 million net credit driven by insurance proceeds received related to our accounting investigation compared to expense of $4.9 million in the first nine months of 2010, partially offset by a $2.2 million increase in bonus and share-based compensation expense due to improved operating results and a $1.0 million increase in wages and benefits due to increased headcount.

Other expense (income). Other expense increased by $0.8 million in the third quarter of 2011 compared to the third quarter of 2010 and increased to $1.3 million of expense in the first nine months of 2011 from income of $0.3 million in the first nine months of 2010. The increase in expense in the third quarter of 2011 is driven by an allowance of $0.9 million taken on notes receivable. The increase in expense in the first nine months of 2011 compared to the same period in 2010 was driven by an allowance of $4.1 million in total taken on notes receivable during the second and third quarters of 2011, partially offset by a $2.9 million gain on the sale of the Houston traffic systems business also recognized in the second quarter of 2011.

Interest expense. Interest expense was $2.2 million in the third quarter of 2011 and $2.5 million in the third quarter of 2010 and $7.4 million in the first nine months of 2011 and $6.2 million in the first nine months of 2010. Lower average borrowings partially offset by higher average interest rates resulted in a decrease in interest expense in the third quarter of 2011 compared to the third quarter of 2010. Average borrowings and average interest rates were both higher in the first nine months of 2011 compared to the same period in 2010, which increased interest expense in the first nine months of 2011 compared to 2010.

Income taxes. The tax provision was $3.6 million in the third quarter of 2011 (an effective tax rate of 52.1%) and $8.6 million in the first nine months of 2011 (an effective tax rate of 43.6%), which exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the year 2011. The tax benefit for the third quarter of 2010 was $45,000 (an effective tax rate of 25.1%) and $1.0 million first the first nine months of 2010 (an effective tax rate of 26.3%). When pre-tax earnings are minimal or move between loss and income positions, such as during 2010, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit facility. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2011 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of September 30, 2011, our working capital (current assets minus current liabilities) was $164.6 million as compared to $152.8 million as of December 31, 2010.

Net cash provided by operating activities in the first nine months of 2011 was $9.5 million. This was primarily the result of the collection of $14.7 million of federal income tax refunds, partially offset by an increase in income taxes payable of $6.7 million and fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue recognition and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash provided by investing activities in the first nine months of 2011 was $3.1 million, primarily from proceeds received from the sale of the traffic systems product line of the Houston facility for $13.7 million, partially offset by capital expenditures for capacity expansion in our Tubular Products plants. Capital expenditures in 2011 are expected to be approximately $16 million to $18 million for standard capital replacement and recently announced strategic investment projects. These strategic investment projects include an expansion at our Atchison, Kansas facility that will increase its production capacity by more than 50%, improve productivity and enable the facility to produce pipe up to 0.375 inch wall. In addition, we have upgraded our Houston, Texas mill to facilitate production of 2-3/8 and 2-7/8 inch tubing with physical properties suitable for heat treating.

Net cash used in financing activities in the first nine months of 2011 was $12.6 million which resulted primarily from payments of $115.1 million on the Company’s Amended and Restated Credit Agreement (“Credit Agreement”) and payments of long term debt of $4.3 million, partially offset by borrowings of $109.1 million on the Company’s Credit Agreement.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at September 30, 2011: a $125.0 million Credit Agreement, under which $62.0 million was outstanding; $6.4 million of Series A Term Note, $4.5 million of Series B Term Notes, $5.7 million of Series C Term Notes and $2.6 million of Series D Term Notes.

The Credit Agreement expires on April 30, 2012, and bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

During 2010, we entered into several amendments to our Credit Agreement and our Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 through the quarter ended March 31, 2011. Upon delivery of the March 31, 2011 Compliance Certificate, all restrictions were removed and amounts available under our Credit Agreement were increased to $125 million. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. At September 30, 2011, we had $62.0 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 4.45%. At September 30, 2011, we had an additional net borrowing capacity under the credit facility of $59.5 million.

On March 29, 2012, the Company entered into an amendment to the Company’s Credit Agreement which extended the expiration date to April 30, 2013, set aggregate commitments of the lenders at $115 million, waived compliance with certain covenants, and made certain changes in the definition, method of calculation and amounts of certain covenants.

The Series A Term Note in the principal amount of $6.4 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $4.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $5.7 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $2.6 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had $16.5 million of capital lease obligations outstanding at September 30, 2011, under which certain equipment used in the manufacturing process is leased. The weighted average interest rate on the capital leases is 7.83%.

The capital leases outstanding as of September 30, 2011 include an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of September 30, 2011, $2.7 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of September 30, 2011 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 4.0:1.0. Our ratio as of September 30, 2011 is 2.04:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 4.0:1.0. Our ratio as of September 30, 2011 is 2.04:1.0.

•	The Consolidated Tangible Net Worth must be greater than $199.2 million. Our tangible net worth as of September 30, 2011 is $218.1 million.

•	The Asset Coverage Ratio must not be less than 1.0:1.0. Our ratio as of September 30, 2011 is 2.15:1.0.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of September 30, 2011 is 0.7%.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio as of September 30, 2011 is 2.13:1.0.

As of September 30, 2011, we are in compliance with all financial covenants.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our amended covenants for the remainder of the term of our Credit Agreement. We are currently reviewing our future capital requirements, and are considering the amount and type of financing that we will require. We anticipate that we will be able to complete the refinancing prior to expiration of the Credit Agreement.

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

Restatement of Previously Issued Financial Statements

In this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (the “September 2011 Form 10-Q”), Northwest Pipe Company (“the Company”) is restating to reflect the effects of the restatement as of December 31, 2010 and for the three and nine months ended September 30, 2010 in Part I—Item 1, “Financial Statements”. In this filing the Company is also updating Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the effects of the restatement as it relates to December 31, 2010 and the three and nine months ended September 30, 2010.

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

After discovering errors in our consolidated financial statements as of and for the years ended December 31, 2010 and 2009, opening retained earnings at December 31, 2008, and the unaudited condensed consolidated financial statements for each of the quarters in the years then ended and the quarters ended March 31, 2011 and June 30, 2011, that required restatement, our management, with the participation of our CEO and CFO have concluded that errors resulting in the restatement of our consolidated financial statements were the result of previously disclosed and additionally identified material weaknesses in internal controls over financial reporting as described below. As a result of these material weaknesses in internal controls over financial reporting, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As a component of remediation efforts described in the “Plans for Remediation of Material Weaknesses” section below, there were changes in internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. These changes include implementing controls and procedures for ensuring the regular validation of management assumptions used in certain of our accounting estimates, including those related to fixed assets.

In addition to implementing changes to our validation and review of management assumptions used in certain other accounting estimates throughout the year, we also completed our assessment of historical estimates of useful lives, units of production, and salvage values of our property and equipment prior to the issuance of our financial statements for the quarter ended September 30, 2011. Our process for evaluating the historical estimates included:

•

Surveying plant management at each of our plants as to the appropriate estimated useful lives for the vast majority of our property and equipment. As part of this process, we investigated the difference between our property and equipment records and the results of the survey process and identified asset disposals that had not been reported timely as the survey process also served as a physical inventory of our property and equipment.

•	Evaluating historical and projected units of production at each plant to reassess the units of production expected on an annual basis.

•	Assessing our estimated salvage values in comparison to historical proceeds recognized on disposal.

•	Implemented a new process for completing each of these assessments on an annual basis and designed controls to assess the effectiveness of the process.

As a result of this process, we restated previously issued financial statements as discuss in Note 14 of the Condensed Consolidated Financial Statement is Part I—Item 1, “Financial Statements”. While the design of our new annual procedures and related control activities was completed prior to the issuance of these financial statements, the related controls did not have a sufficient period of time to operate in order for us to assess their operating effectiveness.

In addition, we began implementation of processes to identify and test critical Excel spreadsheets used to support the preparation of the financial statements.

As part of our 2011 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to assess whether they are operating effectively.

As described below under “Plans for Remediation of Material Weaknesses”, we are dedicating significant resources to support our efforts to improve the control environment and to remedy the remaining control weaknesses described herein.

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

In connection with the restatement described in Note 14 of the Condensed Consolidated Financial Statements in Part I—Item 1, “Financial Statements”, we identified the following additional material weakness that existed as of December 31, 2010:

•

Control activities related to reviews to periodically assess accounting estimates of useful lives, units of production and salvage values used to systematically and rationally allocate depreciation expense and the existence of our property and equipment were not appropriately designed or operating effectively.

The material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of these material weaknesses, management concluded that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes, procedures and internal controls to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2011.

We have developed a remediation plan (the “Remediation Plan”) to address the material weaknesses for each of the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Define and assess each control deficiency: ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency;

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

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and;

•	Review and acceptance of completion of the remediation effort by management and the Audit Committee.

•	This work is underway for all identified areas.

Additionally, we are evaluating and enhancing our entity level controls as part of our Remediation Plan. The following are steps we have taken in this process:

•	In March 2010, our Board of Directors appointed a new CEO;

•	In August 2010, we hired a Director of Compliance and Controls to direct our remediation efforts;

•	In August 2010, our Board of Directors elected a new, independent director who is our lead director;

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

•	In December 2010, our employees acknowledged, by way of signature, compliance with and understanding of our Code of Business Conduct and Ethics;

•	In January 2011, our Board of Directors appointed a new CFO;

•	In the first four months of 2011, the accounting and finance department was reorganized and additional personnel were hired;

•	In April 2011, our Board of Directors approved a new officer position and hired a General Counsel;

•	In May 2011, our Board of Directors approved a new officer position and hired a Chief Operating Officer;

•	In September 2011, our Board of Directors revised the Code of Business Conduct and Ethics and the Code of Ethics for Senior Financial Officers.

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

Item 5.	Other Information

On September 8, 2011, the Company’s Board of Directors approved and adopted a revised Code of Ethics for Senior Financial Officers (“Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, Assistant Financial Controller and Assistant Operational Controller (each, a “Covered Person”). The new Code of Ethics describes in greater detail the policies of the Company and the obligations of each Covered Person with respect to conflict of interest transactions or arrangements, the protection and use of confidential information, maintenance of the Company’s financial records and the preparation of documents and reports filed by the Company with the Securities and Exchange Commission, compliance with applicable laws and regulations, and prompt internal reporting of violations of the Code. The foregoing summary of the new Code of Ethics is qualified in its entirety by reference to the full text of the new Code of Ethics, a copy of which is attached hereto as Exhibit 14.1 and incorporated herein by reference. The new Code of Ethics is available in the Investor Relations section of the Company’s website at www.nwpipe.com.

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of July 6, 2011, filed herewith.

14.1	Code of Ethics for Senior Financial Officers as adopted by the Northwest Pipe Company Board of Directors on September 8, 2011, filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Database*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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