Form 10-K
period 2011-12-31
NORTHWEST PIPE CO
filed 2012-04-27
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $206,376,463 as of June 30, 2011 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of April 23, 2012 was 9,371,111 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2011 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I—Item 1A “Risk Factors.” Such forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 2011 Form 10-K. If we do update one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

EXPLANATORY NOTE

In this 2011 Form 10-K, Northwest Pipe Company (the “Company”) is restating its previously reported financial information as filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2011 (the “Original Filing”) to correct the material errors identified in the following previously issued consolidated financial statements: (i) our audited consolidated financial statements as of December 31, 2010 and for the years ended December 31, 2010 and 2009 in Part II—Item 8, “Financial Statements and Supplementary Data”, and (ii) our selected financial data as of and for the years ended December 31, 2010, 2009, 2008 and 2007 in Part II—Item 6, “Selected Financial Data”. In addition, the following data has been updated to reflect the corrections noted above: Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in both tabular and textual form as it relates to the years ended December 31, 2010 and 2009. References to the “Company,” “we,”, “its”, “our” and “us” in this 2011 Form 10-K refer to Northwest Pipe Company together, in each case, with our subsidiaries and any predecessor entities unless the context suggests otherwise.

For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 18 of the Consolidated Financial Statements included in Part II—Item 8, “Financial Statements and Supplementary Data”.

Concurrent with the filing of this 2011 Form 10-K, the Company is filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, which contains restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 (the “September 2011 Form 10-Q”). Also concurrent with the filing of this report, we are filing our Amendment No. 1 to Quarterly Reports on Form 10-Q for each of the quarters ended March 31, 2011 and June 30, 2011 which include the restatement of financial statements as of and for the three months ended March 31, 2011 and 2010 and as of and for the three and six months ended June 30, 2011 and 2010, respectively.

Ineffectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has determined that certain material weaknesses in our internal controls existed as of December 31, 2011. For a description of the material weaknesses in our internal control over financial reporting and our plan to remediate those material weaknesses, see Part II—Item 9A, “Controls and Procedures” of this report. In addition, as a result of the existence of material weaknesses in our internal controls, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

PART I

Item 1.	Business

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial uses. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. With a history that dates back more than 100 years, we have established a leading position based on a strong, widely recognized reputation for quality and service and an extensive array of product offerings. Our manufacturing facilities in North America are strategically located to provide us with broad geographic coverage of our target markets, giving us competitive advantages in serving our customers.

We manufacture water infrastructure products through our Water Transmission Group, which in 2011, 2010 and 2009 generated approximately 53%, 57%, and 76%, respectively, of our net sales. We market our water infrastructure products through an in-house sales force. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions. We believe the need for new water infrastructure, upgrades, repairs and replacements will continue to be a significant demand factor for us.

In addition to manufacturing water infrastructure products, we also manufacture a broad array of small-diameter, electric resistance welded (“ERW”) steel pipe and other welded steel pipe products through our Tubular Products Group, which in 2011, 2010, and 2009 generated approximately 47%, 43%, and 24%, respectively, of our net sales. Tubular products are marketed through a network of in-house sales force. Our Tubular Products Group has the capability to manufacture steel pipe for use in a wide range of applications, including energy, construction, agricultural, and industrial uses.

Our Industries

Water Transmission. Studies performed by the American Society of Civil Engineers estimate the U.S. will need to spend approximately $14 billion annually to repair and upgrade drinking-water systems as aging water infrastructure is nearing the end of its useful life. Within this market, we focus on engineered pipeline systems that utilize large-diameter, high-pressure steel pipe. In addition to these water infrastructure applications, our Water Transmission Group manufactures products for certain structural piling applications and in-plant pipeline systems for power plants and other industrial applications. We believe the current addressable market for the products sold by our Water Transmission Group will total approximately $1.4 billion over the next three years. Our core market is the large-diameter, high-pressure portion of the pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households.

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

Much of the U.S. water infrastructure is antiquated and many authorities, including the U.S. Environmental Protection Agency (the “EPA”), believe the U.S. water infrastructure is in critical need of updates, repairs or replacements. The American Society of Civil Engineers has given poor ratings to many aspects of the U.S. water infrastructure in their 2009 Report Card for America’s Infrastructure. In the fourth national assessment of public water system infrastructure, the most recent survey of Drinking Water Infrastructure Needs conducted by the EPA, the EPA estimated that a total investment of approximately $335 billion will be needed to install, upgrade and replace infrastructure from January 2007 to December 2026. The EPA estimates that approximately $201 billion of this needed investment applies to the rehabilitation or replacement of deteriorated or undersized water transmission and distribution infrastructure components.

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

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including energy, construction, agricultural, and industrial systems. In 2009, the tubular products industry experienced a combination of an oversaturation of imported pipe, a collapse of natural gas prices in a very short time frame, and a decline in non-residential construction, all of which had a severe negative impact on all of our tubular products. However, with trade cases limiting the importations of energy pipe, the energy pipe business, including line pipe and oil country tubular goods (“OCTG”), has substantially improved. Beginning in 2010, we redirected the focus of our Houston, Texas plant from mechanical tubing to energy pipe production and began production of energy pipe there in April 2010. Further, during 2011 we upgraded our Houston mill to facilitate production of 2.375 and 2.875 inch tubing with physical properties suitable for heat treating. These upgrades provided an expanded production capacity for the energy market. We were also able to capitalize on improved market conditions through an expansion at our Atchison, Kansas facility that is increasing its production capacity by more than 50%, improving productivity and enabling the facility to produce product with wall thickness up to 0.375 inches.

Our emphasis on energy products reflects the strong demand from the energy markets. Oil and natural gas rig counts in the U.S. are up approximately 17% from a year ago. Approximately one third of the rigs are drilling for natural gas and the other two thirds are drilling for oil. This is a change from a year ago when approximately 50% of the rigs were drilling for natural gas. The shift to oil drilling reflects an increase in domestic oil prices combined with a declining trend in crude oil import volumes. The price per barrel of crude oil has steadily increased since 2009 and is currently priced above $100 per barrel. In comparison, natural gas prices have decreased over the past two years, due in part to higher natural gas production levels, particularly from shale rock drilling. While natural gas prices have decreased, 2011 natural gas production levels hit their highest point in almost 40 years according to the U.S. Energy Information Administration.

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

Tubular Products. Our tubular products range in size from 1.5 inches to 16 inches in diameter with wall thickness from 0.035 inches to 0.375 inches. These products are typically sold to distributors or Original Equipment Manufacturers (“OEMs”) and are used for a wide variety of applications, including energy, construction, industrial, agriculture, and other commercial and industrial uses. The Tubular Products Group also manufactured and marketed welded steel pipe used in traffic signpost applications through June 1, 2011.

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

Tubular Products. Our tubular products are marketed through an in-house sales force. Our tubular product facilities are located in Kansas, Texas, and Louisiana. Our marketing strategy focuses on quality, customer service and customer relationships. Our tubular products are primarily sold to distributors, although to a lesser extent we also sell to OEMs. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising and brochures and participation in trade shows.

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

Tubular Products. Tubular products are manufactured by an ERW process in diameters ranging from 1.5 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated. With the Company’s entry into the OCTG market, it also uses the services of third party processors to finish the pipe. These finishing operations include threading, inspection, testing and heat treating. Securing adequate finishing capacity is key to the Tubular Product Group’s success in the OCTG market.

Technology. Advances in technology help us produce high quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance. We have quality management systems in place that assure we consistently provide products that meet or exceed customer and applicable regulatory requirements. The Quality Assurance department reports directly to the Chief Operating Officer. All of our quality management systems in the United States are registered by the International Organization for Standardization, or ISO, under a multi-site registration. In addition to ISO qualification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitation Foundation, and Underwriters Laboratory have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, phased array ultrasonics, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until there is verification that all product requirements have been met.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Binding orders received by us may be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2011, our backlog of orders was approximately $175 million. Our Water Transmission segment accounted for approximately 79% of this total backlog of orders. Binding contracts had been executed for approximately 97% of the Water Transmission backlog as of March 31, 2012. At December 31, 2010, our backlog of orders was approximately $258 million. Our Water Transmission segment accounted for approximately 78% of this total backlog of orders. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several regional competitors in the Water Transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Utah and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitors in the water transmission business in the western United States and southwestern Canada are National Oilwell Varco, Inc, which acquired Ameron International Corporation during 2011, and Mueller Water Products. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and Mueller Water Products, both of which manufacture ductile iron pipe; American Spiral Weld Pipe Company, which manufactures spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete pressure pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, quality, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with U.S. Steel, TMK Ipsco, Boomerang, Lakeside Steel, Tex Tube, Tenaris, Evraz, California Steel Industries, and JMC Steel Group, as well as foreign competitors.

Additionally, several companies have announced new plants or the expansion of product lines at existing facilities. New or expanded facilities or new competitors could have a material adverse affect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include Nucor Corporation, Severstal, ArcelorMittal, California Steel Industries, Gallatin Steel Company, Steel Dynamics Inc., New Process Steel and AK Steel. Foreign suppliers include Ternium and BlueScope Steel. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed under “Legal Proceedings” below. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Employees

As of December 31, 2011, we had approximately 1,200 full-time employees. Approximately 28% were salaried and approximately 72% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Form 10-Q/A, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2011 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2011 Form 10-K, in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to the State of Our Internal Control Over Financial Reporting, the Restatement of Our Financial Statements and Our Failure to Timely File Periodic Reports with the SEC.

Our Audit Committee and management have identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods. The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of December 31, 2011, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this 2011 Form 10-K in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We have adopted a remediation plan to address the material weaknesses identified. The implementation and administration of the remediation plan may divert the attention of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as well as senior members of our finance and accounting departments away from the operations of our business until all material weaknesses in our internal control are considered remediated.

The material weaknesses in our internal control over financial reporting as of December 31, 2011 were identified in connection with our determinations in December 2011 and March 2012 that our previously issued consolidated financial statements required restatement to correct material errors included therein. Similarly, there were material weaknesses in our internal control over financial reporting as of December 31, 2009, which were identified in connection with our determination in July 2010 that our previously issued consolidated financial statements required restatement to correct material errors. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a further restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and management’s time to comply with applicable requirements. For more information relating to our internal control over financial reporting and disclosure controls and procedures, see Part II—Item 9A, “Controls and Procedures” of this 2011 Form 10-K.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital. We did not file this 2011 Form 10-K, nor our Form 10-Q for the third quarter of 2011, within the timeframe required by the SEC. Because of our late filing, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. Until twelve months after the month in which we regain compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks Related to the Pending SEC Investigation and Pending Litigation

The SEC’s formal investigation and pending putative securities class action and derivative litigation have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows. As further described in Part I—Item 3, “Legal Proceedings” of this 2011 Form 10-K, on March 10, 2010 we were advised by the staff of the SEC Enforcement Division that the SEC had commenced a formal investigation. This investigation is ongoing and we are cooperating fully with the SEC in connection with these matters. As also further described in Part I—Item 3, “Legal Proceedings” of this 2011 Form 10-K, several lawsuits, including two putative shareholder class action complaints (that have since been consolidated into one action) and three putative derivative complaints, have been filed against us and certain of our current and former officers and directors arising out of our announcement of the Audit Committee investigation and related matters. In addition, there is the possibility that new legal claims may be brought as a result of the current restatement reflected in this 2011 Form 10-K. We have incurred significant professional fees and other costs in responding to the SEC investigation and in defending against the lawsuits and possible new claims. We expect to continue to incur significant professional fees and other costs in responding to the SEC investigation and in defending against these lawsuits. If we do not prevail in one or more of these lawsuits, we may be required to pay a significant amount of monetary damages. Further, if the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, while we believe we have made appropriate judgments in determining the correct adjustments in preparing our restated consolidated financial statements, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to further restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated. In addition, our Board of Directors, management and employees have expended a substantial amount of time on the SEC investigation and pending litigation, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Risks Related to Our Financial Condition

Our significant debt obligations and the restrictions under which we operate as a result of our debt obligations could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2011, we had approximately $95.5 million of outstanding debt and capital lease obligations.

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

We will need to substantially increase working capital as market conditions and customer order levels improve. As market conditions and customer order levels improve we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, availability under our credit agreement is limited to $125 million as of December 31, 2011. Effective as of March 29, 2012, we have entered into the most recent amendments to our debt instruments which are described in Note 17 “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data”. These amendments will set the aggregate commitment of the lenders under our credit agreement at $115 million. We may not have sufficient availability under this agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our failure to comply with covenants in our debt instruments could result in our indebtedness being immediately due and payable, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. The agreements governing our outstanding debt include financial and other restrictive covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants require us to maintain certain financial ratios and place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets. Effective as of March 29, 2012, we have entered into the most recent amendments to our debt instruments which are described in Note 17 “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data”. These amendments made certain changes in the definition, method of calculation and amounts of certain covenants.

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

Disruptions in the financial markets and the general economic slowdown could cause us to be unable to obtain financing and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. The United States equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. These events may make it less likely that we will be able to obtain additional financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or equity securities.

Risks Related to our Business

The success of our business is affected by general economic conditions, and our business may be adversely affected by an economic slowdown or recession. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, have and could further decrease the demand for our products, affect the price of our products and adversely impact our business. We have been impacted in the past by the general slowing of the economy, and the economic slowdown has had an adverse impact on our business, financial position, results of operations or cash flows. In particular, our Tubular Products Group is exposed to the energy exploration, non-residential construction, and agriculture markets, and a significant downturn in any one of these markets could cause a reduction in our revenues that could be difficult to offset.

Our exposure to the energy market is growing. Products serving the energy market, including line pipe and OCTG, comprised over 80% of the backlog in the Tubular Products Group at December 31, 2011. Sales of these products are tied to the exploration, development, and production of natural gas and oil reserves. Factors affecting the profitability of exploration and production of hydrocarbons such as the price of oil and gas will have an effect on the market for energy pipe products. The current outlook remains consistent with stable levels of exploration and production activity, but a decline in this activity could adversely affect our business. The energy market has a history of extreme volatility, and for 2011, sales of our energy pipe products increased by 74% compared to 2010 while sales of our energy pipe products increased by 595% in 2010 compared to 2009. We cannot provide assurance that there will not be similar volatility in the future, which would have an adverse effect on our business, financial position, results of operations, or cash flows.

We depend on third party processors to provide finishing services on certain of our energy market products. Certain products supplied to the OCTG market require finishing services currently provided by third parties to finish the pipe to customer specifications. These finishing operations include but are not limited to threading, inspection, testing and heat treating. Our dependency on these processors has increased along with our increased production of OCTG products. Because we cannot perform these processes internally, our inability to secure production time at these processors could negatively impact our revenues from the energy market.

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

A downturn in government spending related to public water transmission projects would adversely affect our business. Our Water Transmission business accounted for approximately 53% of our net sales in 2011. Our Water Transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our tubular products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel was approximately $531 per ton in 2009 and $663 per ton in 2010. Steel prices peaked in June 2011 when we were able to purchase steel at approximately $948 per ton, but have since dropped to remain relatively consistent during the second half of 2011, when we were able to purchase steel at an average price of $760 per ton. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

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

We have a foreign operation which exposes us to the risks of doing business abroad. Our fabrication facility in Monterrey, Mexico primarily exports products to the United States. We may operate in additional countries in the future. Any material changes in the quotas, regulations or duties on imports imposed by the U.S. government and our agencies or on exports imposed by these foreign governments and their agencies could adversely affect our foreign operations.

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

Our backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Our backlog as of December 31, 2011 was $175 million. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

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

Our tubular products business is facing intense competition from other North American suppliers. With the increase in energy pipe markets, there have been significant increases in available capacity in North America. Approximately 1.35 million tons of tubular pipe capacity has been added in the last few years. Approximately 500,000 tons of tubular pipe capacity is currently under construction and another 500,000 tons has been announced. Increased domestic capacity and production in the United States and Canada could adversely affect our business, financial position, results of operations or cash flows.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our ten operating facilities as of December 31, 2011:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	106,000	60	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	182,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	3 electric resistance mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 spiral mills
Saginaw, Texas (2 facilities)	170,000	50	Water transmission	1 spiral mill
Pleasant Grove, Utah	87,000	40	Water transmission	2 spiral mills
Monterrey, Mexico	40,000	5	Water transmission	Multiple line fabrication capability
Bossier City, Louisiana	180,000	25	Tubular products	1 electric resistance mill

As of December 31, 2011, we owned all of our facilities except for our Pleasant Grove facility, one of our Saginaw, Texas facilities, and property adjacent to our Oregon facility, which are leased. During the first half of 2012, we will be shutting down our Pleasant Grove facility, transferring its property and equipment to other manufacturing locations.

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

Other Matters

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (RI/FS) of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final draft remedial investigation was submitted to EPA in fall of 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in 2012.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of property leased adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOC’s is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 90 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested the Company to revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information available related to nearby properties. The Company expects to submit an Expanded Risk Assessment for the VOC’s in groundwater during 2012, following the completion of a paving project at the Portland facility.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified small amounts of polynuclear aromatic hydrocarbons (PAHs) and polychlorinated biphenyls (PCBs) and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into a neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of PAHs, PCBs, and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs and made certain paving improvements at the Portland facility. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which ODEQ approved in August 2010. Since August 2010, the Company has been engaged in performing the approved remediation plan which has included an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011) and a storm water filtration system (completed in the first quarter of 2012). The remediation plan also required the excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011). During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered, and at the request of ODEQ, the Company is developing an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company spent approximately $926,000 during 2011 to address storm water system upgrades and soil remediation, and expects to spend an additional $1.4 million in 2012 to complete the work specified in the Work Plans.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2011.

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

Executive Officers of the Registrant

Information regarding the Company’s executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III—Item 10, of this 2011 Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.” The high and low sales prices as reported on the Nasdaq for each quarter in the years ended December 31, 2011 and 2010 were as follows.

	Low	High
2011
First Quarter	$20.50	$24.94
Second Quarter	21.25	26.89
Third Quarter	20.08	30.92
Fourth Quarter	19.20	27.66

2010
First Quarter	$19.44	$29.19
Second Quarter	17.95	25.17
Third Quarter	14.62	19.92
Fourth Quarter	17.00	24.65

There were 62 shareholders of record and approximately 4,923 beneficial shareholders at April 2, 2012. There were no cash dividends declared or paid in fiscal years 2011 or 2010, and we do not intend to pay cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Old Peer Group was comprised of the following companies: Lindsay Corporation, Valmont Industries, Inc., and Ameron International Corporation, which was removed from this comparison and replaced by Mueller Water Products as data is no longer publicly available following the acquisition of Ameron International Corporation by National Oilwell Varco, Inc. during 2011. The New Peer Group is comprised of Mueller Water Products, Lindsay Corporation and Valmont Industries, Inc.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	New Peer Group	Old Peer Group
December 31, 2006	100.00	100.00	100.00	100.00
December 31, 2007	116.42	98.43	152.47	173.43
December 31, 2008	126.74	65.18	99.11	109.07
December 31, 2009	79.89	82.89	120.11	140.09
December 31, 2010	71.48	105.14	134.11	169.59
December 31, 2011	68.00	100.75	125.52	170.68

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2011 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five years and should be read in conjunction with Part II—Item 8, “Financial Statements and Supplementary Data,” and Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The information as of and for the years ended December 31, 2010, 2009, 2008 and 2007 has been updated to reflect the restatement of our financial statements as discussed in Note 18 to the Consolidated Financial Statements included in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2011 Form 10-K. You should read the selected consolidated historical financial information set forth below along with our restated audited consolidated financial statements included in Item 15 of this 2011 Form 10-K.

The following selected consolidated financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements included in this 2011 Form 10-K. The consolidated financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been updated to reflect the effect of the restatement described in Note 18 to the Consolidated Financial Statements included in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2011 Form 10-K.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$511,668	$386,750	$278,654	$451,419	$364,314
Gross profit	59,138	29,688	6,684	79,803	46,981
Net income (loss)	12,660	(5,440)	(11,075)	28,165	10,828
Basic earnings (loss) per share	1.36	(0.59)	(1.20)	3.08	1.21
Diluted earnings (loss) per share	1.35	(0.59)	(1.20)	3.01	1.17

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$170,614	$152,810	$120,377	$192,163	$160,677
Total assets	413,373	414,883	378,114	452,562	401,464
Long-term debt and capital lease obligations, less current portion	86,418	101,491	61,384	115,250	94,365
Stockholders’ equity	240,267	226,292	230,951	240,954	209,810

Summary Financial Impacts of Restatements

The following table presents “as restated” and “as previously reported” summary financial data for revenue, gross profit, net income, basic earnings per share and diluted earnings per share to reflect the effects of the restatement discussed in Note 18 to the Consolidated Financial Statements included in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2011 Form 10-K to these earlier periods presented herein.

	Net Sales	Gross Profit	Net Income	Basic Earnings per Share	Diluted Earnings per Share
	(in thousands)
Year Ended December 31, 2008
As previously reported	$451,419	$84,857	$31,338	$3.43	$3.35
Restatement adjustments	—	(5,054)	(3,173)	(0.35)	(0.34)

As restated	$451,419	$79,803	$28,165	$3.08	$3.01

Year Ended December 31, 2007
As previously reported	$364,314	$48,453	$11,919	$1.33	$1.29
Restatement adjustments	—	(1,472)	(1,091)	(0.12)	(0.12)

As restated	$364,314	$46,981	$10,828	$1.21	$1.17

The following table presents “as restated” and “as previously reported” summary financial data for working capital; total assets; long-term debt and capital lease obligations, less current portion; and stockholders’ equity to reflect the effects of the restatement discussed in Note 18 to the Consolidated Financial Statements included in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2011 Form 10-K.

	Working Capital	Total Assets	Long-Term Debt and Capital Lease Obligations, less Current Portion	Stockholders’ Equity
	(in thousands)
As of December 31, 2009
As previously reported	$122,344	$391,237	$51,722	$246,299
Restatement adjustments	(1,967)	(13,123)	9,662	(15,348)

As restated	$120,377	$378,114	$61,384	$230,951

As of December 31, 2008
As previously reported	$192,385	$470,280	$114,444	$252,504
Restatement adjustments	(222)	(17,718)	806	(11,550)

As restated	$192,163	$452,562	$115,250	$240,954

As of December 31, 2007
As previously reported	$160,885	$413,821	$93,336	$218,187
Restatement adjustments	(208)	(12,357)	1,029	(8,377)

As restated	$160,677	$401,464	$94,365	$209,810

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 2011 Form 10-K contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part 1—Item 1A “Risk Factors.” Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2011 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations in both tabular and textual form as it relates to the twelve months ended December 31, 2010 and December 31, 2009 has been updated to reflect the effects of the restatement described in Note 18 of the Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data”.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial uses. Our pipeline systems are used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 53% of net sales in 2011. In February 2009, we announced a temporary shutdown of our Utah facility. We installed a new mill at that facility and resumed operations in June 2010. Our Utah facility will permanently shut down during the first half of 2012. Until April 1, 2011, we also invested in an unconsolidated subsidiary, Northwest Pipe Asia, located in Singapore that produced steel pipe mills.

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

Our Tubular Products Group manufactures ERW steel pipe in three facilities: Atchison, Kansas; Houston, Texas; and starting in 2010 Bossier City, Louisiana. We produce a range of products used in several different markets. The Tubular Products Group makes pipe focused on the energy industry. We also produce pipe used in industrial, construction, and agricultural applications. Until June 1, 2011, we also made pipe for traffic signpost systems. The traffic portion of our business was produced at our Houston, Texas facility and was sold for proceeds of $13.7 million during the second quarter of 2011. Our Tubular Products Group generated approximately 47% of our net sales in 2011. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, highway spending and general economic conditions. We currently believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products, which includes line pipe and OCTG.

Our Current Economic Environment

We are monitoring the current economic environment, and we believe there are substantial growth opportunities based on key factors impacting demand for our products. The rig count grew throughout 2011 and finished the year at approximately 2,000 active rigs. This number is high by historical standards and is a closely watched, leading indicator in the entire energy pipe industry. While the price of natural gas declined during the year, the price of oil strengthened. With regard to our Water Transmission Group, we operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near term, we expect strained governmental and water agency budgets will impact the Water Transmission group. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Management Estimates:

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill, property and equipment including depreciation and amortization, inventories, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product warranty claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write off a receivable account once the account is deemed uncollectible for reasons such as a bankruptcy filing, deterioration in the customer’s financial position, contract dispute or other similar events. We believe the reported allowances at December 31, 2011 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Goodwill:

Goodwill related to our Tubular Products Group, one of our operating segments and reporting units, represents the excess of cost over the assigned value of the net assets in connection with the segment’s acquisitions. Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Tubular Products Group below its carrying amount. In 2011, fair value of the Tubular Products Group’s goodwill was first evaluated using a qualitative approach which takes into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If this analysis had determined that it was more likely than not that events and circumstances reduced the fair value of goodwill below its carrying value, fair value would have been quantitatively determined with consideration of the income, market, and cost approaches as applicable. The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and forward-looking measures using multiples of revenue and a price-to-book ratio. The forward-looking measures are more heavily weighted than the historical measures. We do not utilize the cost approach as relevant data is not available. We utilize an average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. We also utilize a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular operating segment.

Fair value of goodwill was evaluated under a qualitative approach which took into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. The qualitative analysis concluded it was not more likely than not that the fair value of goodwill was less than its carrying value at December 31, 2011, and no further quantitative analysis was required. Fair value of goodwill was estimated under the income approach and the market approach for the performance of our 2010 goodwill impairment test. Goodwill was not impaired as of December 31, 2010. If our assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges will be recorded, resulting in lower profits. The operations of the Tubular

Products Group are cyclical and its sales and profitability may fluctuate from year to year. In the evaluation of our operating segment, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

Property and Equipment:

Property and equipment are recorded at cost. We depreciate the net book value using either the units of production method or a straight-line method depending on the classification of the asset. Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method. We evaluate historical and projected units of production at each plant to reassess the units of production expected on an annual basis. We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the assets may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss.

Due to the nature of our manufacturing process and the equipment used in the process, our machinery and equipment assets are long-lived and the risk of obsolescence is low. Each of our facilities has equipment that is interchangeable, as the same product can, for the most part, be produced at a number of our facilities.

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions made by us, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. At December 31, 2011, the inventory balance of $109.6 million is reported net of lower of cost or market adjustments totaling $3.4 million. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

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

Derivative Instruments:

We conduct business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with our strategy for financial risk management. We utilize hedge accounting treatment for qualifying foreign currency forward contracts. Instruments that do not qualify for hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income.

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

	Year Ended December 31,
	2011	2010	2009
Net sales:
Water transmission	53.1%	57.2%	75.5%
Tubular products	46.9	42.8	24.5

Total net sales	100.0	100.0	100.0
Cost of sales	88.4	92.3	97.6

Gross profit	11.6	7.7	2.4
Selling, general and administrative expenses	5.2	7.5	7.5

Operating income (loss)	6.4	0.2	(5.1)
Other (income) expense	0.3	(0.1)	(0.7)
Interest income	(0.0)	(0.2)	(0.3)
Interest expense	1.7	2.3	1.9

Income (loss) before income taxes	4.4	(1.8)	(6.0)
Provision (benefit) for income taxes	1.9	(0.4)	(2.1)

Net income (loss)	2.5%	(1.4)%	(3.9)%

Segment gross profit (loss) as a percentage of net sales:
Water transmission	15.9%	8.8%	6.6%
Tubular products	6.7	6.2	(10.4)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales. Net sales increased by $124.9 million to $511.7 million in 2011 from $386.8 million in 2010. No single customer accounted for 10% or more of total net sales in 2011 or 2010.

Water Transmission sales increased 22.9% to $271.9 million in 2011 from $221.3 million in 2010. The increase in net sales was due to a 3% increase in tons produced and a 19% increase in the selling price per ton.

The increase in selling prices per ton in 2011 was due to an increase in steel costs over 2010 and our mix of contracts produced during 2011. The cost of steel per ton for Water Transmission projects increased 19% from 2010 to 2011. Higher steel costs generally lead to higher contract values. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 44.9% to $239.8 million in 2011 from $165.5 million in 2010. The sales increase was due to a 29% increase in tons sold from 156,840 tons to 202,359 tons and a 14% increase in the average selling price per ton. The most significant increase in total sales was the result of increases in sales related to oil and natural gas drilling operations, with energy pipe representing 96% of the total Tubular Product volume increase in 2011. Certain import duties imposed by the U.S. Government took effect in the second quarter of 2010, and the volume of energy pipe imported in the U.S. declined. The higher production volume needed to support these increased sales was enabled by our investment in our Bossier City, Louisiana facility in 2010, and upgrades to our Houston, Texas facility, which increased our energy pipe manufacturing capacity. The increases in average selling prices principally reflect higher steel costs. Steel costs per ton increased by 13% in 2011 compared to 2010.

Gross profit. Gross profit increased 99.2% to $59.1 million (11.6% of total net sales) in 2011 from $29.7 million (7.7% of total net sales) in 2010.

Water Transmission gross profit increased 122.2% to $43.2 million (15.9% of segment net sales) in 2011 from $19.4 million (8.8% of segment net sales) in 2010. The increase in gross profit was driven by the increases in tons produced and the increases in average selling price per ton. The increase was also driven by a more favorable mix of contracts, partially as a result of the completion of lower margin contracts awarded in 2009, which flowed through the income statement in 2010 and which were replaced by higher margin contracts bid in 2010 and reflected in the 2011 income statement, and by the favorable impact of higher volume on the fixed portion of our cost of goods sold as a percent of sales. This was partially offset by an increase in steel cost per ton, discussed above in the net sales analysis.

Gross profit from Tubular Products increased 55.5% to $16.0 million (6.7% of segment net sales) in 2011 from $10.3 million (6.2% of segment net sales) in 2010. As noted above, demand for our tubular products increased significantly, particularly for our energy products. Energy pipe, which has a higher gross profit as a percent of sales than other tubular products, represented 70% of tons sold in 2011 compared to 62% in 2010. The significant increase in volume also contributed to the increase in gross profit in 2011, as improved market conditions led to higher production which reduced our fixed costs per ton, although this was partially offset by higher steel costs per ton of 13% in 2011 compared to 2010.

Additional information regarding our exposure to volatile steel prices is set forth in Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 9.5%, to $26.3 million (5.2% of net sales) in 2011 from $29.1 million (7.5% of net sales) in 2010. The decrease of $2.8 million as compared to the prior year was driven by a $0.4 million net credit driven by insurance proceeds received related to our accounting investigation compared to expense of $7.7 million in 2010. This was partially offset by a $4.2 million increase in bonus and share-based compensation due to improved operating results.

Other (Income) Expense. Other (income) expense increased to an expense of $1.3 million in 2011 from income of $0.4 million in 2010. The increase in expense in 2011 compared to 2010 was driven by an allowance of $4.1 million taken on notes receivable, partially offset by a $2.9 million gain on the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas recognized in the second quarter of 2011.

Interest expense. Interest expense increased to $9.3 million in 2011 from $8.9 million in 2010. The increase in interest expense was a result of higher average borrowings partially offset by lower average interest rates.

Income taxes. Our effective tax provision rate was 43.2% in 2011 and our effective tax benefit rate was 23.2% in 2010. The change in the tax rate was primarily attributable to an increase to the valuation allowance, as a result of an expected capital loss from which we do not expect to benefit, and the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas, which included the disposal of goodwill of $1.0 million that had no corresponding tax basis.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales. Net sales increased by $108.1 million to $386.8 million in 2010 from $278.7 million in 2009. No single customer accounted for 10% or more of total net sales in 2010 or 2009.

Water Transmission sales increased 5.2% to $221.3 million in 2010 from $210.4 million in 2009. The increase in net sales was due to a 15% increase in tons produced partially offset by a 9% decrease in the selling price per ton. The increase in volume represents a return to 2008 operating levels after a low volume year in 2009 in industrial and municipal water transmission projects. Approximately one-half of the increased production resulted from the restart of our Pleasant Grove facility during 2010. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes. Market conditions in 2009 led to more competitive bidding for projects produced in 2010, which lowered selling prices per ton.

Tubular Products sales increased 142.5% to $165.5 million in 2010 from $68.3 million in 2009. The sales increase was due to a 150% increase in tons sold partially offset by a 3% decline in selling price per ton. The most significant increase in demand was the result of increases in oil and natural gas drilling operations, with energy pipe sales increasing 595% as compared with 2009. With the increase in demand, we installed manufacturing equipment in our Bossier City, Louisiana facility in 2010, increasing our capacity for energy pipe. While demand increased, selling prices per ton decreased as the volume of imported energy pipe increased early in 2010. As trade cases took effect in 2010, the volume of imported energy pipe decreased in the second half of 2010 which caused sales prices per ton to rise, reversing most of the sales price decrease earlier in the year.

Gross profit. Gross profit increased 344.2% to $29.7 million (7.7% of total net sales) in 2010 from $6.7 million (2.4% of total net sales) in 2009.

Water Transmission gross profit increased 41.0% to $19.4 million (8.8% of segment net sales) in 2010 from $13.8 million (6.6% of segment net sales) in 2009. The increase in gross profit from the prior year was most significantly due to increased production volume which lowered unit costs in 2010 as compared to 2009. In addition, cost cutting programs reduced labor and overhead expense in 2010 compared to 2009 and there were significant losses recognized in 2009 related to the competitive bidding conditions. Although most of these jobs were not produced until 2010 and later, the anticipated losses at the time of bid were recognized when the bid was accepted in 2009. Market conditions improved in 2010, causing an improvement in gross margin in 2010 compared to 2009. These improved market conditions were partially offset by the decrease in selling price discussed above.

Gross profit from Tubular Products increased 244.5% to $10.3 million (6.2% of segment net sales) in 2010 from a loss of $7.1 million (-10.4% of segment net sales) in 2009. As noted above, demand for our tubular products increased significantly, particularly for our energy products which had sales revenue of $14.4 million in 2009 and increased to $100.2 million in 2010. The significant increase in volume contributed to the increase in gross profit in 2010, as market conditions led to higher production which reduced our fixed costs per ton, although this was partially offset by higher steel costs per ton of 12% in 2010 compared to 2009. The increase in gross profit from the prior year was also impacted by our inventory lower of cost or market adjustment, which decreased $1.4 million in 2010. In addition, we expensed $1.6 million of startup costs in 2009 related to our Bossier City, Louisiana facility.

Additional information regarding our exposure to volatile steel prices is set forth in Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Selling, general and administrative expenses. Selling, general and administrative expenses increased 38.5%, to $29.1 million (7.5% of net sales) in 2010 from $21.0 million (7.5% of net sales) in 2009. The increase of $8.1 million as compared to the prior year consisted of an increase in professional fees of $5.8 million associated with the Audit Committee investigation of certain accounting matters, an increase of $1.3 million in tubular products sales commission expense, and an increase of approximately $0.6 million in severance costs related to the departure of our President in October 2010.

Other (Income) Expense. Other income decreased to $0.4 million in 2010 from income of $1.9 million in 2009. This was driven by decreased equity earnings in Northwest Pipe Asia, partially offset by insurance proceeds related to a fire at our Pleasant Grove facility.

Interest expense. Interest expense increased to $8.9 million in 2010 from $5.1 million in 2009. The increase in interest expense was a result of higher average borrowings at higher average interest rates. Further, the conversion of certain of our operating leases to capital leases as a result of the restatement resulted in the recognition of an additional $0.9 million of interest expense during 2010 over 2009.

Income taxes. Our effective tax benefit rate was 23.2% and 34.1% in 2010 and 2009, respectively. The decrease in the benefit rate was primarily attributable to a reduction in 2010 of previously claimed manufacturing deductions under Internal Revenue Code Section 199. Due to the anticipated carryback of our tax loss for 2010 to prior years, we are required to forego the manufacturing deductions taken in those prior years. Our effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not necessarily meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2011 is presented in our consolidated statements of cash flows contained in this 2011 Form 10-K, and is further discussed below.

As of December 31, 2011, our working capital (current assets minus current liabilities) was $170.6 million as compared to $152.8 million as of December 31, 2010.

Cash and cash equivalents totaled $182,000 as of December 31, 2011 and $51,000 as of December 31, 2010. Net cash provided by operating activities in 2011 was $12.3 million. This was primarily the result of fluctuations in our working capital accounts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash provided by investing activities in 2011 was $0.9 million, primarily related to proceeds received from the sale of the traffic systems product line at the Houston facility for $13.7 million during the second quarter of 2011 and an increase in restricted cash from the cash collateralization of certain letters of credit at December 31, 2011. This was offset by capital expenditures of $16.3 million. The most significant capital projects in 2011 were an expansion at our Atchison, Kansas facility that will increase its production capacity by more than 50%, improve productivity and enable the facility to produce product with wall thickness up to 0.375 inches. In addition, we upgraded our Houston, Texas mill to facilitate production of 2.375 and 2.875 inch tubing with physical properties suitable for heat treating. Capital expenditures in 2012 are expected to be approximately $30 million to $35 million for standard capital replacement and recently announced strategic investment projects. These include expansion at our Saginaw plant to increase size capability from 96” to 126” diameter pipe as well as to increase overall capacity, the addition of a threading line at our Bossier City plant, and the addition of two horizontal accumulators at our Atchison plant.

Net cash used in financing activities in 2011 was $13.1 million, which resulted primarily from net borrowings of $132.1 million under our Amended and Restated Credit Agreement, offset by note payable and long term debt payments of $143.8 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations or funds available from our line of credit to make required principal payments on our long-term debt during 2012. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. See the discussion below under “Line of Credit and Long-Term Debt” for a discussion of recent developments regarding compliance with the terms of our credit agreements. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at December 31, 2011: a $125.0 million Amended and Restated Credit Agreement, under which $62.0 million was outstanding; $6.4 million of Series A Term Note, $4.5 million of Series B Term Notes, $4.3 million of Series C Term Notes; and $2.6 million of Series D Term Notes.

The Credit Agreement expires on April 30, 2012. On March 29, 2012 we signed an agreement which extended the expiration of our Credit Agreement from April 30, 2012 to April 30, 2013. The Credit Agreement bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

During 2010, we entered into several amendments to our Credit Agreement and our Amended and Restated Note Purchase and Private Shelf Agreement (“Note Purchase Agreement”). The amendments, among other things, reduced the aggregate availability of our Credit Agreement, increased interest rates charged on outstanding balances and waived compliance with certain covenants in the Agreements for the year ended December 31, 2009 through the quarter ended March 31, 2011. Upon delivery of the March 31, 2011 Compliance Certificate, all restrictions were removed and amounts available under our Credit Agreement were increased to $125 million. In addition, the amendments changed the definitions, method of application and amounts of certain covenants. At December 31, 2011, we had $62.0 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 3.03%. At December 31, 2011, we had an additional net borrowing capacity under the credit facility of $59.8 million.

The Series A Term Note in the principal amount of $6.4 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $4.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $4.3 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the

principal amount of $2.6 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $15.7 million in capital lease obligations outstanding at December 31, 2011. The weighted average interest rate on all of our capital leases is 7.80%. Our capital leases are for certain equipment used in the manufacturing process. $7.7 million of our capital leases outstanding as of December 31, 2011 represents an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of December 31, 2011, $0.9 million was held in the escrow account, which is included in Other Assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Term Notes and the Financing Arrangement and certain lease agreements place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Term Notes, and the Financing Arrangement and certain lease agreements require us to be in compliance with certain financial covenants. We were not in compliance with our financial covenants as of December 31, 2011 and were granted waivers by our lenders, long-term debt holders, and lessors. Our 2009 operating results led us to commence discussions in the fourth quarter of 2009 with our bank creditors to obtain waivers of our financial covenants as of December 31, 2009, March 31, 2010 and June 30, 2010. As a result of these discussions, covenant waivers were obtained and we entered into amendments to our Amended and Restated Credit Agreement and Amended and Restated Note Purchase and Private Shelf Agreement during 2010.

The amendments changed the definition, method of application and amounts of the covenants related to the Consolidated Fixed Charge Coverage Ratio, Consolidated Senior Leverage Ratio, Consolidated Total Leverage Ratio, Consolidated Tangible Net Worth, Asset Coverage Ratio, Minimum Consolidated EBITDA, and maximum Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio. The results of our financial covenants as of December 31, 2011 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of December 31, 2011 is 1.86:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 4.0:1.0. Our ratio as of December 31, 2011 is 1.86:1.0.

•	The Consolidated Tangible Net Worth must be greater than $199.9 million. Our tangible net worth as of December 31, 2011 is $219.8 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of December 31, 2011 is 1.56:1.0.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of December 31, 2011 is 0.6%.

•	The Consolidated Fixed Charge must not be less than 1.25:1.0. Our ratio as of December 31, 2011 is 2.19:1.0.

•	The Consolidated EBITDA must not be less than $42 million. Our consolidated EBITDA as of December 31, 2011 is $51.3 million.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our amended covenants in 2012. On March 29, 2012, we signed an agreement which extended the expiration of our Credit Agreement from April 30, 2012 to April 30, 2013. Refer to Note 17 “Subsequent Events” of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” for additional information.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2011 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit agreement	$62,000	$—	$62,000	$—	$—
The Term Notes	17,785	5,714	11,428	643	—
Capital leases	15,705	3,358	6,743	4,337	1,267
Operating leases	6,766	2,070	2,596	1,383	717
Interest payments (1)	5,662	2,566	2,610	453	33

Total obligations	$107,918	$13,708	$85,377	$6,816	$2,017

(1)	These amounts represent future interest payments related to our debt obligations, excluding the Credit Agreement.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $309,000 in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 14 in Part II—Item 8, “Financial Statements and Supplementary Data” of the Consolidated Financial Statements.

We also have entered into stand-by letters of credit that total approximately $3.2 million as of December 31, 2011. The stand-by letters of credit relate to financing arrangements and workers’ compensation insurance. We were required to cash collateralize these letters of credit due to nearing the maturity date of our Credit Agreement. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

The Company adopted the following new accounting pronouncements during the year end December 31, 2011:

•	ASU No. 2010-06, “Fair Value Measurements and Disclosures” was adopted on January 1, 2011, as required.

•	ASU No. 2011-08, “Testing Goodwill for Impairment” was adopted for the preparation of the Company’s 2011 Goodwill Impairment test.

The Company adopted the following new accounting pronouncements on January 1, 2012:

•	ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”

•	ASU No. 2011-05 and 2011-12, “Presentation of Comprehensive Income”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

By contrast, steel comprises approximately 75% to 85% of total product costs for Tubular Products. Historically, we have been able to adjust our selling prices to reflect fluctuations in our cost of steel; however, we are exposed to volatile steel prices in those instances in which we carry steel inventory that is not already assigned to sales orders. To minimize this risk, we monitor steel inventory and purchasing actions. If steel costs were to decline after December 31, 2011, our Tubular Products division would have two to three months of steel inventory exposed to the risk of declining gross margins.

Interest Rate Risk

Our debt at December 31, 2011 bears interest at both fixed and variable rates. At December 31, 2011, approximately $62.0 million of our debt accrues interest at a variable rate as compared to $68.0 million at December 31, 2010. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis point change in interest rates would not have a material impact on our interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. As of December 31, 2011, the total notional amount of these derivative contracts was $10.0 million (CAD$10.1 million), of which we applied hedge accounting to $8.5 million (CAD$8.6 million). At December 31, 2011, one of the Company’s contracts with a notional value of $0.8 million (CAD$0.8 million) had a remaining maturity of 13 months. As of December 31, 2010, the total notional amount of our derivative contracts was $16.4 million (CAD$16.3 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2011 or 2010 revenues.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included on pages F-1 to F-37 at the end of this 2011 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 16 of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2011 Form 10-K.

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

In connection with the preparation of this 2011 Form 10-K, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2011:

•

Several of our review controls were not designed to operate at a sufficiently precise level, and our monitoring process did not identify these deficiencies. The Company’s review controls for its computation of revenue recognized on the percentage-of-completion method did not evaluate the accuracy of certain key inputs to the revenue recognition model. Our review controls for existence and completeness of inventory did not operate effectively which could result in a misstatement of inventories and cost of sales.

•

Control activities related to the reviews which were recently established to periodically assess useful lives, units of production and the existence of our property and equipment did not operate for a sufficient period of time to be able to conclude whether they were operating effectively.

•	Our control activities related to the accounting for complex or non-routine transactions did not operate effectively.

The material weaknesses described above resulted in material misstatements in our annual and interim consolidated financial statements. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011, that is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, we made changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. Specifically, we implemented and completed integrity testing of certain critical Excel spreadsheets used within financial reporting. We also completed the design and implemented control activities to periodically reassess useful lives, units of production and the existence of our property and equipment.

Plans for Remediation of Material Weaknesses

To remediate the material weaknesses in the Company’s internal controls over financial reporting, the Company has hired additional personnel for critical accounting roles. In addition, we have begun the process of analyzing the design effectiveness of our review controls and developing plans to assess their operating effectiveness. While we have initiated our remediation, we need to complete the design or redesign of several review controls, allow them to operate, and develop and implement testing plans to ensure they are operating effectively. We have established new processes to regularly reassess the useful lives, units of production and existence of our property and equipment. We need to operate the new processes and perform the review procedures for a sufficient period of time to be able to conclude they are operating effectively. We have also implemented processes for the analysis and review of complex and non-routine transactions. We need to continue to evaluate these new processes and controls to be able to conclude that they are operating effectively. The above material weaknesses will not be considered remediated until the remedial steps have been operating effectively for an adequate period of time. While management believes the remedial efforts will resolve the identified material weaknesses, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited Northwest Pipe Company and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

Several of the Company’s review controls were not designed to operate at a sufficiently precise level, and the Company’s monitoring process did not identify these deficiencies. The Company’s review controls for its computation of revenue recognized on the percentage-of-completion method did not evaluate the accuracy of certain key inputs to the revenue recognition model. The Company’s review controls for existence and completeness of inventory did not operate effectively which could result in a misstatement of inventories and cost of sales.

•

Control activities related to the reviews which were recently established to periodically assess useful lives, units of production and the existence of the Company’s property and equipment did not operate for a sufficient period of time to be able to conclude whether they were operating effectively.

•	The Company’s control activities related to the accounting for complex or non-routine transactions did not operate effectively.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated April 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph with respect to the restatement of the accompanying 2010 and 2009 consolidated financial statements, as discussed in Note 18 to such consolidated financial statements.

/s/ Deloitte & Touche LLP

Portland, Oregon

April 27, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(A) Beneficial Ownership Reporting Compliance.

Listed below is information regarding the individuals serving as our executive officers:

Name	Age	Current Position with Company
Richard A. Roman	60	Director, Chief Executive Officer and President
Robin Gantt	40	Vice President and Chief Financial Officer
Richard Baum	55	Senior Vice President, General Counsel and Corporate Secretary
Greg Carrier	57	Vice President, Purchasing
Winsor J.E. Jenkins	64	Vice President, Human Resources
Robert L. Mahoney	50	Senior Vice President of Strategy and Business Development
Scott Montross	47	Executive Vice President and Chief Operating Officer
Gary A. Stokes	60	Senior Vice President of Sales and Marketing
Gary R. Stone	55	Vice President, Quality Assurance

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

Robin Gantt has served as our Vice President and CFO since January 2011. Ms. Gantt joined the Company in July 2010 as Assistant to the CEO. Ms. Gantt served as the CFO and Treasurer of Evraz Inc. NA from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became Evraz Inc. NA after its acquisition by Evraz Group SA in January 2007.

Richard Baum joined the company in April, 2011 and serves as our Senior Vice President, General Counsel and Corporate Secretary. Mr. Baum was a litigation partner with the law firm of Lane Powell LLP from January 1, 2011 through April 2011. Prior to that, he was a litigation partner with the law firm of Roberts Kaplan LLP from November 2008 through December 2010, and was a litigation attorney with the law firm of Perkins Coie LLP from September 1982 through October 2008, including twenty years as a partner. Mr. Baum’s private practice focused on commercial litigation with an emphasis on securities litigation and corporate governance issues.

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

Robert L. Mahoney has served since January 1, 2012 as our Senior Vice President, Strategy and Business Development, responsible for identifying and securing growth opportunities across the Company. He had served as the Senior Vice President, Tubular Products Group, since June 2007, as Vice President, Chief Strategic Officer since May 2005, as Vice President, Corporate Development since July 1998, and as Director of Business Planning and Development since 1996. Mr. Mahoney has been with the Company since 1992.

Scott Montross joined the company in May, 2011 and has served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 23 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for Evraz Inc. NA’s Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of Evraz, Inc. NA from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills from 2003 to 2006, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Gary A. Stokes has served as our Senior Vice President of Sales and Marketing, responsible for both the Water Transmission and Tubular Products groups since January 1, 2012. He had served as the Senior Vice President, Water Transmission Group, since January 2008, as Senior Vice President, Sales and Marketing since July 2001, and as Vice President, Sales and Marketing since 1993. Mr. Stokes has been with the Company since 1987.

Gary R. Stone has served as our Vice President, Quality Assurance since June 2007. He had served as Corporate Director, Quality Assurance since 2001. Mr. Stone has been with the Company since 1991.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2011 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

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

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions Nominating and Governance Committee; Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2011, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	265,578	$21.26	307,984
Equity compensation plans not approved by security holders (3)	—	—	—

Total	265,578	$21.26	307,984

(1)	Consists of our 2007 Stock Incentive Plan, 1995 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors. Approximately 140,000 Performance Stock Awards have been included at a target level. The vesting of these awards is subject to the achievement of specific performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of Performance Stock Awards by a payout percentage ranging from 0% to 200%.
(2)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock units and Performance Stock Awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2012 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) (1) Consolidated Financial Statements

The consolidated financial statements, together with the reports thereon of Deloitte & Touche LLP, are included on the pages indicated below.

(a) (2) Financial Statement Schedule

The following schedule is filed herewith:

Page
Schedule II	Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Amended 1995 Stock Incentive Plan, incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 2000 Annual meeting of Shareholders, as filed with the Securities and Exchange Commission on March 31, 2000*

10.3	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.4	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.5	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.6	Long Term Incentive Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005*

10.7	Amended and Restated Credit Agreement dated May 31, 2007, by and among Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A. and HSBC USA, National Association, incorporated by reference to the Company’s Current Report of Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.8	Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of May 31, 2007 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., HSBC USA, National Association, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.9	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

Exhibit Number	Description
10.10	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.11	Second Amendment to Amended and Restated Credit Agreement dated October 14, 2008 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, and Union Bank of California, N.A. (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.12	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.13	Second Amendment to and Consent under the Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 14, 2008 by and between Northwest Pipe Company, Bank of America, N.A., Union Bank of California, N.A., U.S. National Bank, National Association and Prudential Investment Management, Inc. and certain of its affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.14	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.15	Form of Performance Share Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.16	Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and William R. Tagmyer, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.17	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, Gary A. Stokes, and Stephanie J. Welty, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.18	Executive Employment Agreement, dated March 29, 2010 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 2, 2010

10.19	Third Amendment to Amended and Restated Credit Agreement dated February 12, 2010 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.20	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

Exhibit Number	Description
10.21	Fourth Amendment to Amended and Restated Credit Agreement dated April 15, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.22	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.23	Fifth Amendment to Amended and Restated Credit Agreement dated June 18, 2010 by and among Northwest Pipe Company, Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 24, 2010

10.24	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.25	Sixth Amendment to Amended and Restated Credit Agreement dated July 30, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.26	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.27	Seventh Amendment to Amended and Restated Credit Agreement dated September 16, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.28	Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.29	Separation Agreement and Release, dated October 5, 2009, between Northwest Pipe Company and Brian W. Dunham, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 8, 2010*

10.30	Eighth Amendment to Amended and Restated Credit Agreement dated October 15, 2010 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.31	Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

Exhibit Number	Description
10.32	Separation Agreement and Release, dated January 20, 2011, between Northwest Pipe Company and Stephanie J. Welty, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011*

10.33	Amended and Restated Executive Employment Agreement between Northwest Pipe Company and Richard A. Roman dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.34	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.35	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.36	Northwest Pipe Company 2011 Salaried Employee Cash Incentive Plan, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.37	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of July 6, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on April 27, 2012, filed concurrently with this report

10.38	Form of grant of restricted stock units and performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.39	Ninth Amendment to Amended and Restated Credit Agreement dated March 29, 2012 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2012

14.1	Code of Ethics for Senior Financial Officers as adopted by the Northwest Pipe Company Board of Directors on September 8, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission concurrently with this report on April 27, 2012

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Deloitte & Touche LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document**

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northwest Pipe Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the accompanying 2010 and 2009 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Portland, Oregon

April 27, 2012

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010 As Restated	2009 As Restated
Net sales	$511,668	$386,750	$278,654
Cost of sales	452,530	357,062	271,970

Gross profit	59,138	29,688	6,684
Selling, general and administrative expense	26,315	29,093	21,000

Operating income (loss)	32,823	595	(14,316)
Other expense (income)	1,338	(413)	(1,905)
Interest income	(99)	(846)	(713)
Interest expense	9,306	8,942	5,116

Income (loss) before income taxes	22,278	(7,088)	(16,814)
Provision (benefit) for income taxes	9,618	(1,648)	(5,739)

Net income (loss)	$12,660	$(5,440)	$(11,075)

Basic earnings (loss) per share	$1.36	$(0.59)	$(1.20)

Diluted earnings (loss) per share	$1.35	$(0.59)	$(1.20)

Shares used in per share calculations:
Basic	9,333	9,278	9,235

Diluted	9,384	9,278	9,235

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	December 31,
	2011	2010 As Restated
Assets
Current assets:
Cash and cash equivalents	$182	$51
Trade and other receivables, less allowance for doubtful accounts of $1,650 and $2,151	69,894	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	38,029	45,533
Inventories	107,169	80,887
Refundable income taxes	—	15,099
Deferred income taxes	6,391	6,293
Prepaid expenses and other	5,258	2,163

Total current assets	226,923	216,500
Property and equipment, net	152,846	154,274
Goodwill	20,478	21,451
Other assets	13,126	22,658

Total assets	$413,373	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,358	3,257
Accounts payable	20,248	28,463
Accrued liabilities	19,175	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	7,814	14,808

Total current liabilities	56,309	63,690
Note payable to financial institution	62,000	68,000
Long-term debt, less current portion	12,071	17,786
Capital lease obligations, less current portion	12,347	15,705
Deferred income taxes	20,588	14,582
Pension and other long-term liabilities	9,791	8,828

Total liabilities	173,106	188,591
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,353,201 and 9,298,156 shares issued and outstanding	94	93
Additional paid-in-capital	109,348	107,578
Retained earnings	133,137	120,477
Accumulated other comprehensive loss	(2,312)	(1,856)

Total stockholders’ equity	240,267	226,292

Total liabilities and stockholders’ equity	$413,373	$414,883

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2008, as previously reported	9,195,400	$92	$106,129	$149,205	$(2,922)	$252,504
Restatement adjustments—see Note 18	—	—	—	(12,213)	663	(11,550)

Balances, January 1, 2009, as restated	9,195,400	92	106,129	136,992	(2,259)	240,954
Net loss, as restated	—	—	—	(11,075)	—	(11,075)
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $59	—	—	—	—	(105)	(105)
Pension liability adjustment, net of tax of $271	—	—	—	—	437	437

Comprehensive loss, as restated						(10,743)
Issuance of common stock under stock option plans	49,577	—	28	—	—	28
Tax shortfall from stock option plans	—	—	(53)	—	—	(53)
Stock-based compensation expense	—	—	765	—	—	765

Balances, December 31, 2009, as restated	9,244,977	92	106,869	125,917	(1,927)	230,951
Net loss, as restated	—	—	—	(5,440)	—	(5,440)
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $27	—	—	—	—	(92)	(92)
Pension liability adjustment, net of tax of $101	—	—	—	—	163	163

Comprehensive loss, as restated						(5,369)
Issuance of common stock under stock option plans	53,179	1	(88)	—	—	(87)
Stock-based compensation expense	—	—	797	—	—	797

Balances, December 31, 2010, as restated	9,298,156	93	107,578	120,477	(1,856)	226,292
Net income	—	—	—	12,660	—	12,660
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax of $130	—	—	—	—	211	211
Pension liability adjustment, net of tax benefit of $409	—	—	—	—	(667)	(667)

Comprehensive income						12,204
Issuance of common stock under stock option plans	55,045	1	66	—	—	67
Tax benefit from stock option plans	—	—	243	—	—	243
Stock-based compensation expense	—	—	1,461	—	—	1,461

Balances, December 31, 2011	9,353,201	$94	$109,348	$133,137	$(2,312)	$240,267

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2011	2010 As Restated	2009 As Restated
Cash flows from operating activities:
Net income (loss)	$12,660	$(5,440)	$(11,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	14,471	13,680	11,030
Amortization of intangible assets	50	185	252
Allowance on notes receivable	4,071	—	—
Provision for doubtful accounts	(501)	1,358	92
Equity in earnings of unconsolidated subsidiary, net of dividends received of $600 in 2010	394	477	—
Amortization of debt issuance costs	2,042	1,418	513
Deferred income taxes	5,908	9,292	(2,394)
Loss (gain) on disposal of property and equipment	397	(667)	(348)
Gain on sale of business	(2,887)	—	—
Stock-based compensation expense	1,461	797	765
Tax benefit from stock option plans	243	—	(53)
Unrealized loss (gain) on foreign currency forward contracts	(327)	(431)	1,283
Changes in operating assets and liabilities:
Trade and other receivables	(5,713)	(28,818)	36,942
Costs and estimated earnings in excess of billings on uncompleted contracts, net	510	(2,886)	19,688
Inventories	(29,794)	(4,186)	29,084
Refundable income taxes	15,099	(8,070)	(3,586)
Prepaid expenses and other	(5,297)	(292)	(1,378)
Accounts payable	(8,920)	1,160	(4,478)
Accrued and other liabilities	8,408	1,079	769

Net cash provided by (used in) operating activities	12,275	(21,344)	77,106

Cash flows from investing activities:
Additions to property and equipment	(16,333)	(18,597)	(21,348)
Proceeds from sale of business	13,727	—	—
Proceeds from sale of property and equipment	96	19	98
Issuance of notes receivable	—	(550)	(675)
Insurance proceeds	—	587	1,363
Restricted cash	2,640	—	—
Other investing activities	800	—	—

Net cash provided by (used in) investing activities	930	(18,541)	(20,562)

Cash flows from financing activities:
Proceeds from sale of common stock	147	—	171
Tax witholdings related to net share settlements of restricted share awards and performance shares	(80)	(87)	(143)
Payments on long-term debt	(5,714)	(5,714)	(5,714)
Borrowings under note payable to financial institutions	132,050	181,375	89,538
Payments on note payable to financial institutions	(138,050)	(132,778)	(152,200)
Payments of debt issuance costs	—	(3,381)	(186)
Borrowings from capital lease obligations	1,829	2,865	19,175
Payments on capital lease obligations	(3,256)	(2,375)	(7,244)

Net cash (used in) provided by financing activities	(13,074)	39,905	(56,603)

Change in cash and cash equivalents	131	20	(59)
Cash and cash equivalents, beginning of period	51	31	90

Cash and cash equivalents, end of period	$182	$51	$31

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$7,220	$8,376	$4,751
Cash refunded during the period for income taxes (net of payments of $2,292, $413 and $636)	(12,960)	(2,769)	(162)
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$897	$2,726	$5,591
Accrued property and equipment purchases	1,673	968	3,704
Capital lease refinancing	—	481	1,688

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company operates in two business segments, Water Transmission and Tubular Products. We have water transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Pleasant Grove, Utah; Parkersburg, West Virginia; Saginaw, Texas and Monterrey, Mexico. Tubular products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill, long-lived assets, including depreciation and amortization, inventories, income taxes, and litigation and other contingencies. Actual results could differ from those estimates under different assumptions or conditions.

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Northwest Pipe Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Northwest Pipe Asia Pte. Ltd. (“NWPA”), was previously accounted for under the equity method of accounting and was sold to the controlling owners of the business for $0.8 million on April 1, 2011. The Company previously exercised significant influence but did not control NWPA. During the year ended December 31, 2011 and 2010, the Company recorded purchases of property and equipment of $0.2 million and $1.7 million, respectively, net of eliminations, and rental income of $0.2 million during the year end December 31, 2010, from NWPA. No rental income from NWPA was recorded during the year ended December 31, 2011. At December 31, 2010, intercompany balances with NWPA included a receivable of $0.5 million for rental income and a dividend receivable. All proceeds from the sale have been received by the Company and no intercompany balances remain at December 31, 2011.

Lucid Energy LLC (“Lucid Energy”), over which the Company exercises significant influence but no control, is accounted for under the equity method of accounting. Lucid Energy is a clean energy company based in Portland, Oregon. At December 31, 2011, we have convertible notes receivable from Lucid Energy, but the carrying value of our notes receivable and investment is zero.

On June 1, 2011, the Company sold all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas. Assets sold as part of this sale included the (i) raw materials, work-in-process, finished goods and related fuel and supplies inventories, (ii) tangible personal property located at the Houston facilities or used by the Company in connection with the traffic business, including machinery, equipment, tooling, operating and maintenance manuals, parts and all other tangible assets used in or related to the traffic business, (iii) receivables, and (iv) other assets. Total consideration of $13.7 million was received, resulting in a gain of $2.9 million recognized in other expense during the second quarter of 2011. The calculation of the gain on sale included a write-off of $1.0 million of goodwill.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Escrow Account

The escrow account, to be used for qualifying project costs under the financing arrangement for the Bossier City facility, is included in other assets. Funds are released from escrow upon the Company’s payment of qualifying project costs. Restricted cash held in the escrow account totaled $0.9 million and $2.7 million at December 31, 2011 and 2010, respectively.

Allowance for Doubtful Accounts

The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2011 and 2010 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost, either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred, and costs of major maintenance, improvements, and renewals, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operations. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

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

Estimated useful lives by major classes of property and equipment are as follows:

Land improvements	15 – 30 years
Buildings	20 – 40 years
Machinery and equipment	3 – 30 years

Goodwill

Goodwill related to the Company’s Tubular Products Group, one of the Company’s operating segments and reporting units, of $20.5 million and $21.5 million, respectively, at December 31, 2011 and 2010 represents the excess of purchase price over the assigned value of the net assets in connection with the segment’s acquisitions. The change in the carrying amount of goodwill for the year ended December 31, 2011 was due to the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas.

Goodwill balance, January 1, 2011	$21,451
Goodwill written off related to sale of business	(973)

Goodwill balance, December 31, 2011	$20,478

Goodwill is reviewed for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Tubular Products Group below its carrying amount. A qualitative approach which takes into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes can be utilized under Accounting Standards Update (“ASU”) 2011-08 prior to the performance of the two-step goodwill impairment test. For reporting units where this review concludes it is more likely than not the fair value of the reporting unit is less than the carrying value of the reporting unit, step one of the two-step goodwill impairment test is performed.

Step one in the evaluation of goodwill impairment involves comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. Fair value of the reporting unit is determined with consideration of the income, market, and cost approaches as applicable. The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The key assumptions in the discounted cash flow analysis are the long-term growth rate, the discount rate, and the annual free cash flow. The market approach is based upon historical and forward-looking measures using multiples of revenue and a price-to-book ratio. The forward-looking measures are more heavily weighted than the historical measures.

The Company conducts its annual impairment testing as of December 31. Upon adoption of ASU 2011-08, we elected to use a qualitative approach in our assessment of whether goodwill related to the Company’s Tubular Products group was impaired. The Company determined it was not more likely than not that the fair value of the Tubular Products Group is less than its carrying amount, and the performance of the first and second steps of the goodwill impairment test was not necessary. The operations of the Tubular Products Group is cyclical, and its sales and profitability may fluctuate from year to year. If the Company’s assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges may be recorded, resulting in lower profits. In the evaluation of the Company’s operating segment, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment.

Workers Compensation Insurance

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.

Pension Benefits

The Company has two defined benefit pension plans that have been frozen since 2001. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to investment returns, mortality, and discount rates. Management reviews all of these assumptions on an annual basis.

Derivative Instruments

The Company conducts business in foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with the Company’s strategy for financial risk management. The Company utilizes cash flow hedge accounting treatment for qualifying foreign currency forward contracts. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value at each balance sheet date and resulting gains and losses are recognized in net income (loss).

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

The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is reasonably assured, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to revenue, costs and income and are recognized in the period in which the revisions are determined.

Revenue from the Company’s Tubular Products Group is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and collectability is reasonably assured.

Other Expense/Income

The Company reports gains and losses from non-operating activities as a component of other expense/income. On June 1, 2011, the Company sold all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas. Total consideration of $13.7 million was received, resulting in a gain of $2.9 million recognized in other expense/income during 2011. The Company recorded an allowance of $4.1 million on notes receivable in 2011.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2011	2010
	(in thousands)
Pension liability adjustment, net of tax benefit of $1,294 and $885	$(2,326)	$(1,659)
Net deferred gain (loss) on cash flow derivatives, net of tax expense of $44 and benefit of $86	14	(197)

Total	$(2,312)	$(1,856)

Earnings (Loss) per Share

Earnings (loss) per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31:

	2011	2010	2009
Net income (loss) (in thousands)	$12,660	$(5,440)	$(11,075)

Basic weighted-average common shares outstanding	9,332,909	9,277,605	9,235,183
Effect of potentially dilutive common shares (1)	50,635	—	—

Diluted weighted-average common shares outstanding	9,383,544	9,277,605	9,235,183

Earnings (loss) per common share:
Earnings (loss) per basic common share	$1.36	$(0.59)	$(1.20)
Earnings (loss) per diluted common share	1.35	(0.59)	(1.20)
Antidilutive shares not included in net income per diluted common share calculation	58,261	47,483	130,970

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts and the escrow account. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2011, one customer had a balance in excess of 10% of total accounts receivable which totaled 13% of total accounts receivable. At December 31, 2010, two customers had balances in excess of 10% of total accounts receivable and totaled 25% of total accounts receivable. Derivative contracts are with a financial institution rated A-2 (negative) by S&P. The escrow account, which is included in other assets, is held in a money market mutual fund. The Company’s deferred compensation plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Share-based Compensation

The Company recognizes the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award, and as forfeitures occur, the associated compensation cost recognized to date is reversed. Share-based compensation cost related to awards with a performance-based condition is recognized based on the probable outcome of the performance conditions, which requires judgment.

The Company estimates the fair value of stock options using the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The Company estimates the fair value of restricted stock units and performance stock awards using the value of the Company’s stock on the date of grant, with the exception of market-based performance awards, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

See Note 11, “Share-based Compensation Plans” for further discussion of the Company’s share-based compensation.

Recent Accounting and Reporting Developments

Accounting Changes

In January 2010, the FASB issued ASU 2010-06 which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. The Company adopted this guidance on January 1, 2010 as required, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which was adopted on January 1, 2011 as required. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, which simplified the goodwill impairment test by giving companies the option to perform a qualitative assessment to determine whether the performance of the two step impairment testing is necessary. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 and early adoption is allowed. The Company has adopted this guidance for the performance of the annual goodwill impairment review during the fourth quarter of 2011, and there was no impact on the consolidated financial statements.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, which amends the wording used to describe the requirements for measuring fair value and expands fair value disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance as of January 1, 2012 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows as the new requirements are primarily disclosure related.

In June 2011, the FASB issued ASU 2011-05, which eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders Equity. All changes in components of stockholders’ equity must be presented in (1) a single continuous statement of comprehensive income, which presents the total of comprehensive income, the components of net income, and the components of comprehensive income, or (2) two separate but consecutive statements. Under either presentation method, reclassification adjustments between other comprehensive income and net income are required to be presented on the face of the financial statements. In October 2011, the FASB decided to delay the effective date of the requirement to present reclassifications of other comprehensive income on the face of the income statement. All other guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance as of January 1, 2012 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and thus will only have an impact on the presentation of comprehensive income (loss) in the consolidated financial statements.

In December, 2011, the FASB issued ASU 2011-11 which requires companies to disclose information regarding offsetting and other arrangements for derivatives and other financial instruments. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position as the new requirements are primarily disclosure related.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

The sum of costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage-of-completion method but not yet billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts. Billings in excess of costs and estimated earnings represents amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned.

	December 31,
	2011	2010
	(in thousands)
Costs incurred on uncompleted contracts	$356,527	$396,174
Estimated earnings	56,227	51,875

	412,754	448,049
Less billings to date	(382,539)	(417,324)

	$30,215	$30,725

Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,029	$45,533
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,814)	(14,808)

	$30,215	$30,725

3.	INVENTORIES:

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,
	2011	2010
Short-term inventories:
Raw materials	$65,511	$58,610
Work-in-process	3,543	2,521
Finished goods	35,000	17,566
Supplies	3,115	2,190

	107,169	80,887
Long-term inventories:
Finished goods	2,401	2,554

Total inventories	$109,570	$83,441

Long-term inventories are recorded in other assets. The lower of cost or market adjustment for all inventories was $3.4 million and $4.5 million at December 31, 2011 and 2010, respectively.

4.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Land and improvements	$20,101	$19,346
Buildings	41,319	40,486
Machinery and equipment	147,814	152,596
Equipment under capital lease	21,310	19,481
Construction in progress	9,210	1,219

	239,754	233,128
Less accumulated depreciation and amortization	(86,908)	(78,854)

Property and equipment, net	$152,846	$154,274

Depreciation and amortization expense was $14.5 million, $13.7 million, and $11.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Accumulated amortization associated with property and equipment under the capital lease was $5.4 million and $2.9 million at December 31, 2011 and 2010, respectively.

5.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2011, the Company had a $125.0 million line of credit agreement, under which $62.0 million was outstanding bearing interest at a weighted average rate of 3.03%. The Company had additional net borrowing capacity under the line of credit of $59.8 million at December 31, 2011. At December 31, 2010, the Company had a $125.0 million line of credit, and $68.0 million was outstanding at a weighted average interest rate of 5.06%.

The line of credit expires on April 30, 2012. On March 29, 2012, we entered in the Ninth Amendment to our Credit Agreement to extend the expiration of the line of credit to April 30, 2013. Refer to Note 17 “Subsequent Events” for additional information. The line of credit bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. We were able to borrow at LIBOR plus 2.5% under the credit agreement at December 31, 2011. The line of credit agreement contains the following covenants: minimum Consolidated Fixed Charge Coverage Ratio; maximum Consolidated Senior Leverage Ratio; maximum Consolidated Total Leverage Ratio; minimum Consolidated Tangible Net Worth; minimum Asset Coverage Ratio; and maximum Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio. The Company was not in compliance with its financial covenants as of December 31, 2011 and was granted waivers. See Note 17, “Subsequent Events”, for additional information on the waivers.

6.	LONG-TERM DEBT:

	December 31,
	2011	2010
	(in thousands)
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that began February 25, 2008, plus interest at 10.50% paid quarterly, on February 25, May 25, August 25 and November 25, collateralized by accounts receivable, inventory and certain equipment	$6,429	$8,571
Series B Term Note, maturing on June 21, 2014, due in annual payments of $1.5 million that began June 21, 2008, plus interest at 10.22% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	4,500	6,000
Series C Term Note, maturing on October 26, 2014, due in annual payments of $1.4 million that began October 26, 2008, plus interest at 9.11% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	4,286	5,714
Series D Term Note, maturing on January 24, 2015, due in annual payments of $643,000 that began January 24, 2009, plus interest at 9.07% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	2,570	3,215

Total long-term debt	$17,785	$23,500

Amounts are presented in the Consolidated Balance Sheets as follows:
Current portion of long-term debt	$5,714	$5,714
Long-term debt, less current portion	12,071	17,786

	$17,785	$23,500

The Company was not in compliance with its financial covenants as of December 31, 2011 and was granted waivers by its long-term debt holders. See Note 17, “Subsequent Events”, for additional information on the waivers.

Future principal payments of long-term debt are as follows (in thousands):

2012	$5,714
2013	5,714
2014	5,714
2015	643
Thereafter	—

$17,785

Interest expense under our Credit Agreement and long-term debt was $9.3 million, net of amounts capitalized of $243,000 in 2011, $8.9 million, net of amounts capitalized of $484,000 in 2010, and $5.1 million, net of amounts capitalized of $569,000 in 2009.

7.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum payments under the Company’s capital leases are as follows (in thousands):

2012	$4,454
2013	4,095
2014	4,019
2015	2,663
Thereafter	3,413

Total minimum lease payments	18,644
Amount representing interest	(2,939)

Present value of minimum lease payments with average interest rates of 7.80%	15,705
Current portion of capital lease obligation	(3,358)

Capital lease obligation, less current portion	$12,347

We had a total of $15.7 million in capital lease obligations outstanding at December 31, 2011. The weighted average interest rate on all of our capital leases is 7.80%. Our capital leases are for certain equipment used in the manufacturing process. Of the total capital lease balance, $7.7 million of our capital leases outstanding as of December 31, 2011 consists of a Financing Arrangement entered into as of September 2009 to finance our Bossier City, Louisiana facility under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of December 31, 2011, $0.9 million was held in the escrow account, which is included in Other Assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement. The company was not in compliance with its financial covenants as of December 31, 2011 and was granted waivers by the lessors. See Note 17, “Subsequent Events”, for additional information on the waivers.

Operating Leases

The Company has entered into various equipment leases with terms of ten years or less. Total rental expense for 2011, 2010, and 2009 was $3.3 million, $3.2 million, and $2.0 million, respectively. Certain of the

Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. Future minimum payments as of December 31, 2011 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2012	$2,070
2013	1,498
2014	1,099
2015	827
Thereafter	1,272

$6,766

8.	FAIR VALUE MEASUREMENTS:

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The guidance for fair value measurements also applies to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

Description	Balance at December 31, 2011	Level 1	Level 2	Level 3
Financial assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,575	4,575	—	—
Derivatives	153	—	153	—

Total Assets	$5,625	$5,472	$153	$—

Financial liabilities
Derivatives	$(108)	—	$(108)	—

Description	Balance at December 31, 2010	Level 1	Level 2	Level 3
Financial assets
Escrow account	$2,726	$2,726	$—	$—
Deferred compensation plan assets	4,560	4,560	—	—

Total Assets	$7,286	$7,286	$—	$—

Financial liabilities
Derivatives	$(622)	$—	$(622)	`

The escrow account, consisting of a money market mutual fund, is valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The deferred compensation plan assets consists of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The Company’s derivatives consist of foreign currency forward contracts, which are accounted for as cash flow hedges, and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of our long term debt. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions. The fair value of the Company’s long-term debt, including the current portion, was $16.1 million and the carrying value was $17.8 million at December 31, 2011. The carrying value approximated the fair value of long-term debt at December 31, 2010.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. During 2011, we recognized $4.1 million of impairment charges on loans receivable. The impairment charges were included in other expense (income) in the consolidated statement of income. All notes receivable are categorized as Level 3 in the fair value hierarchy.

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of December 31, 2011 and 2010, the total notional amount of the derivative contracts not designated as hedges was $1.5 million (CAD$1.5 million) and $1.3 million (CAD$1.3 million), respectively. As of December 31, 2011 and 2010, the total notional amount of the derivative contracts designated as hedges was $8.5 million (CAD$8.6 million) and $15.1 million (CAD$15.0 million), respectively.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of December 31, 2011, except one contract with a notional value of $0.8 million (CAD$0.8 million) which has a remaining maturity of 13 months.

The balance sheet location and the fair values of derivative instruments are:

	December 31,
Foreign Currency Forward Contracts	2011	2010
	(in thousands)
Assets
Derivatives designated as hedging instruments Prepaid expenses and other	$66	$—
Derivatives not designated as hedging instruments Prepaid expenses and other	$87	—

Total assets	$153	$—

Liabilities
Derivatives designated as hedging instruments Accrued liabilities	$23	$317
Derivatives not designated as hedging instruments Accrued liabilities	85	305

Total liabilities	$108	$622

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the year ended December 31, 2011 and 2010 are (in thousands):

	Pretax Loss Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
2011
Foreign currency forward contracts	$(172)	Net sales	$(501)	Net sales	$(69)

2010
Foreign currency forward contracts	$(157)	Net sales	$(31)	Net sales	$(46)

The following table reconciles the beginning and ending balances of the Company’s accumulated other comprehensive income (loss) related to gains or losses on derivative contracts, as well as amounts reclassified to earnings for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Beginning balance	$(197)	$(105)
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax	(107)	(121)
Reclassifications into earnings, net of tax	318	29

Ending balance	$14	$(197)

For the years ended December 31, 2011, 2010 and 2009, gains (losses) of $36,000, ($0.6) million and ($3.3) million, respectively, from derivative contracts not designated as hedging instruments were recognized in net sales. At December 31, 2011, there is $58,000 of unrealized pretax income on outstanding derivatives accumulated in other comprehensive income, substantially all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

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

The Company also has two noncontributory defined benefit plans. Effective 2001, both plans were frozen, and participants were fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to the date the plans were frozen. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2011 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $2.6 million and an unrecognized actuarial loss, net of tax, of $2.3 million in accumulated other comprehensive loss. As of December 31, 2010, the Company had recorded an accrued pension liability of $1.4 million and an unrecognized actuarial loss, net of tax, of $1.7 million in accumulated other comprehensive loss. Additionally, as of December 31, 2011 and 2010, the projected (and accumulated) benefit obligation was $6.4 million and $5.4 million, respectively, and the fair value of plan assets was $3.8 million and $4.0 million, respectively. The net periodic benefit cost was $0.3 million for both the year ended December 31, 2011, and the year ended December 31, 2010. The weighted average discount rate used to measure the projected benefit obligation as of December 31, 2011 was 4.06%. The plan assets are invested in growth mutual funds, consisting of a mix of debt and equity securities, which are categorized as Level 2 under the fair value hierarchy. The expected weighted average long term rate of return on plan assets was 7.5% and 8.0% as of December 31, 2011 and 2010, respectively.

Total expense for all retirement plans in 2011, 2010 and 2009 was $1.3 million, $1.3 million and $1.5 million, respectively.

11.	SHARE-BASED COMPENSATION PLANS:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units and performance awards. In addition, the Company has two inactive stock option plans, the 1995 Stock Options Plan for Nonemployee Directors and the Amended 1995 Stock Incentive Plan, under which previously granted options remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate 10 years from the date of grant. The plans also provide for other equity instruments, such as restricted stock units (RSUs) and Performance Stock Awards (PSAs), which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with either a performance or market-based vesting condition. Vesting of the performance-based PSAs is dependent upon meeting certain strategic goals and ranges from a three-month period to a three-year period. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a comparator group of companies and ranges from two to three years. The following summarizes share-based compensation expense recorded:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cost of sales	$143	$49	$124
Selling, general and administrative expenses	1,318	748	641

Total	$1,461	$797	$765

As of December 31, 2011, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $2.9 million, which is expected to be recognized over a weighted average period of 1.5 years.

There were 307,984 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2011; an additional 71,597 options and 193,981 restricted stock units and performance awards have been granted and remain outstanding. There were 408,434 and 439,049 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2010 and 2009, respectively.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2011 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, January 1, 2009	262,471	$15.17
Options exercised or exchanged	(49,368)	14.75

Balance, December 31, 2009	213,103	15.26
Options granted	24,000	24.15
Options exercised or exchanged	(87,671)	13.63
Options cancelled	(4,223)	17.90

Balance, December 31, 2010	145,209	17.64

Options granted	—	—
Options exercised or exchanged	(73,612)	14.12
Options cancelled	—	—

Balance, December 31, 2011	71,597	21.26

Exercisable, December 31, 2011	71,597	21.26	3.97	$239

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.8 million, $0.8 million and $1.0 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31 - $14.00	11,000	1.73	$11.65	11,000	$11.65
$17.90	22,597	0.18	17.90	22,597	17.90
$22.07	4,000	3.36	22.07	4,000	22.07
$24.15	24,000	8.25	24.15	24,000	24.15
$24.16 - $34.77	10,000	4.99	32.19	10,000	32.19

	71,597	3.97	21.26	71,597	21.26

There were no options granted during 2011 or 2009; the weighted average grant date fair value of options granted during 2010 was $15.35. The fair value of options granted in 2010 was estimated as of the date of grant using the Black-Scholes option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

Year Ended December 31, 2010
Risk-free interest rate	3.74%
Expected dividend yield	0%
Expected volatility	51.19%
Expected lives (in years)	9.25

Restricted Stock Units and Performance Awards

A summary of status of the Company’s restricted stock units and performance awards as of December 31, 2011 and changes during the three years then ended is presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2009	85,633	$53.14
Restricted stock units and performance awards granted	64,478	30.28
Restricted stock units and performance awards cancelled	(1,719)	46.78
Restricted stock units and performance awards vested	(20,905)	53.14

Unvested restricted stock units and performance awards at December 31, 2009	127,487	41.66
Restricted stock units and performance awards cancelled	(54,986)	44.70
Restricted stock units and performance awards vested	(16,658)	47.27

Unvested restricted stock units and performance awards at December 31, 2010	55,843	37.00
Restricted stock units and performance awards granted	174,891	23.32
Restricted stock units and performance awards cancelled	(20,997)	47.46
Restricted stock units and performance awards vested	(15,756)	26.27

Unvested restricted stock units and performance awards at December 31, 2011	193,981	$24.41

The unvested balance of restricted stock units and performance awards at December 31, 2011 includes approximately 140,000 PSAs included at a target level. The vesting of these awards is subject to the achievement of specified performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The total fair value of restricted stock units and performance awards vested during the years ended December 31, 2011, 2010, and 2009 was $0.4 million, $0.8 million, and $1.1 million, respectively.

Stock Awards

For the years ended December 31, 2011, 2010 and 2009, stock awards were granted to non-employee directors, which vested immediately upon issuance, as follows: 6,261 shares; 6,615 shares; and 804 shares, respectively. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $25.15 in 2011, $23.81 in 2010 and $33.58 in 2009.

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

On June 18, 2009, the Company and Mellon Investor Services LLC, now known as Computer share Shareowner Services LLC (“Rights Agent”) entered into an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement amended and restated the Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. (predecessor to the Rights Agent). The Amended and Restated Rights Agreement extended the Final Expiration Date of the Rights from June 28, 2009 to June 28, 2019. The Amended and Restated Rights Agreement also reflected certain changes in the rights and obligations of the Rights Agent and certain changes in procedural requirements under the Amended and Restated Rights Agreement.

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

Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (RI/FS) of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final draft remedial investigation was submitted to EPA in fall of 2011. The feasibility study is underway, and a draft is expected to be completed by the LWG in 2012.

In 2001, groundwater containing elevated organic compounds (“VOCs”) was identified in one localized area of property leased adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater is consistent with the initial conclusion that the source of the VOC’s is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of 90 Upland Source Control Sites working with the ODEQ on Source Control and is ranked a “medium” priority. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report on December 30, 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested the Company to revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information available related to nearby properties. The Company expects to submit an Expanded Risk Assessment for the VOC’s in groundwater during 2012, following the completion of a paving project at the Portland facility.

Also, based on the remedial investigation and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have identified small amounts of polynuclear aromatic hydrocarbons (PAHs) and polychlorinated biphenyls (PCBs) and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into a neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentration of PAHs, PCBs, and zinc, which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs and made certain paving improvements at the Portland facility. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which ODEQ approved in August 2010. Since August 2010, the Company has been engaged in performing the approved remediation plan which has included an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011) and a storm water filtration system ( completed in the first quarter of 2012). The remediation plan also required the excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011). During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered, and at the request of ODEQ, the Company is developing an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company spent approximately $926,000 during 2011 to address storm water system upgrades and soil remediation, and expects to spend an additional $1.4 million in 2012 to complete the work specified in the Work Plans.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2011.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.2 million. The stand-by letters of credit relate to workers’ compensation insurance and financing arrangements.

14.	INCOME TAXES:

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$2,639	$(11,047)	$(3,343)
State	695	45	209
Deferred:
Federal	5,380	9,743	(1,663)
State	904	(389)	(942)

	$9,618	$(1,648)	$(5,739)

The difference between the Company’s effective income tax rates and the statutory U.S. federal income tax rate of 35% is explained as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Provision at statutory rate	$7,800	$(2,481)	$(5,867)
State provision, net of federal benefit	922	174	(450)
Domestic manufacturing deduction	(389)	772	—
Sale of business	341	—	—
Change in valuation allowance	872	—	244
Other	72	(113)	334

	$9,618	$(1,648)	$(5,739)

Effective (benefit) tax rate	43.2%	(23.2)%	(34.1)%

The increase in the tax rate in 2011 was primarily attributable to an increase to the valuation allowance, as a result of an expected capital loss from which the Company does not expect to benefit, and the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas, which included the disposal of goodwill of $1.0 million that had no corresponding tax basis.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$1,459	$2,439
Accrued employee benefits	3,110	1,591
Inventories	1,337	1,835
Trade receivable, net	625	820
Net operating loss carryforwards	622	—
Accrued professional fees	77	—
Other	176	174

	7,406	6,859
Valuation allowance	(350)	—

	7,056	6,859
Current deferred tax liabilities:
Prepaid expenses	(665)	(566)

Current deferred tax assets, net	6,391	6,293

Noncurrent deferred tax assets:
Net operating loss carryforwards	499	7,823
Tax credit carryforwards	102	1,153
Accrued employee benefits	2,708	1,907
Other assets	3,617	1,156
Other	219	400

	7,145	12,439
Valuation allowance	(576)	(105)

	6,569	12,334
Noncurrent deferred tax liabilities:
Property and equipment	(27,157)	(26,916)

Noncurrent deferred tax liabilities, net	(20,588)	(14,582)

Net deferred tax liabilities	$(14,197)	$(8,289)

As of December 31, 2011, the Company had approximately $23.0 million of state net operating loss carryforwards which expire on various dates between 2019 and 2030. The Company also had state tax carryforwards of $157,000, which begin to expire in 2019.

During the year ended December 31, 2011, the Company recorded an increase in the valuation allowance of $872,000, primarily related to an expected capital loss from which the Company does not expect to benefit. The remaining valuation allowance was adjusted based upon unused net operating loss carryforwards, which expired in the current year.

The Company considers the earnings of the Mexican subsidiary to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should the Company decide to repatriate the foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely invested outside the United States, and a deferred tax liability of approximately $600,000 related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $1.7 million of undistributed earnings would be recorded.

A summary of the changes in the unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 is presented below (in thousands):

	2011	2010	2009
Unrecognized tax benefits, beginning of year	$125	$185	$1,272
Decreases for settlements	—	(60)	(1,072)
Decreases for lapse of statute of limitations	—	—	(25)
Increases for positions taken in prior years	10	—	—
Increases for positions taken in the current year	174	—	10

Unrecognized tax benefits, end of year	$309	$125	$185

The Company believes it is reasonably possible the total amounts of unrecognized tax benefits at December 31, 2011 will change significantly prior to December 31, 2012, related to the anticipated settlement of $194,000 of exposure arising from our former investment in NWPA; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $215,000 would affect the Company’s effective tax rate if recognized at some point in the future.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. The Company is currently under examination by the Internal Revenue Service for years 2009 and 2010. With few exceptions, the Company is no longer subject to U.S. Federal or state income tax examinations for years before 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, the Company has approximately $72,000 and $64,000, respectively, of accrued interest related to uncertain tax positions. Total interest for uncertain tax positions increased by approximately $8,000 in 2011, increased by approximately $4,000 in 2010, and decreased by approximately $85,000 in 2009.

15.	SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on segment gross profit and operating income.

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

The Company’s Tubular Products segment manufactures and markets smaller diameter, ERW steel pipe for use in a wide range of applications, including energy, construction, agricultural, and industrial systems. Tubular Products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. Tubular Products are marketed through a network of direct sales force personnel and sales agents throughout the United States, Canada and Mexico.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. No one customer represented more than 10% of total sales in 2011, 2010 or 2009. As of December 31, 2011, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net sales:
Water transmission	$271,885	$221,251	$210,396
Tubular products	239,783	165,499	68,258

Total	$511,668	$386,750	$278,654

Gross profit (loss):
Water transmission	$43,182	$19,430	$13,783
Tubular products	15,956	10,258	(7,099)

Total	$59,138	$29,688	$6,684

Operating income (loss):
Water transmission	$34,113	$10,825	$4,449
Tubular products	12,660	6,963	(8,861)

	46,773	17,788	(4,412)
Corporate	(13,950)	(17,193)	(9,904)

Total	$32,823	$595	$(14,316)

Depreciation and amortization expense:
Water transmission	$8,729	$8,282	$7,341
Tubular products	5,723	5,005	3,079

	14,452	13,287	10,420
Corporate	69	579	862

Total	$14,521	$13,865	$11,282

Capital expenditures:
Water transmission	$4,765	$9,307	$6,970
Tubular products	11,386	9,135	14,303

	16,151	18,442	21,273
Corporate	182	155	75

Total	$16,333	$18,597	$21,348

Net sales by geographic region:
United States	$455,625	$347,028	$237,680
Other	56,043	39,722	40,974

Total	$511,668	$386,750	$278,654

	December 31,
	2011	2010
	(in thousands)
Goodwill:
Water transmission	$—	$—
Tubular products	20,478	21,451

Total	$20,478	$21,451

Total assets:
Water transmission	$203,073	$225,712
Tubular products	181,058	148,941

	384,131	374,653
Corporate	29,242	40,230

Total	$413,373	$414,883

All property and equipment is located in the United States as of December 31, 2011, except for a total of $2.4 million which is located in Mexico. All property and equipment was located in the United States as of December 31, 2010, except for a total of $2.6 million which was located in Asia, and $2.5 million was located in Mexico.

16.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, and each quarter of 2010 is as follows (dollars in thousands, except per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2011
Net sales:
Water transmission	$58,645	$74,459	$76,953	$61,828	$271,885
Tubular products	52,813	69,342	62,312	55,316	239,783

Total	$111,458	$143,801	$139,265	$117,144	$511,668

Gross profit:
Water transmission	$9,894	$11,531	$13,345	$8,412	$43,182
Tubular products	4,874	5,140	3,169	2,773	15,956

Total	$14,768	$16,671	$16,514	$11,185	$59,138

Operating income (loss):
Water transmission	$8,261	$9,142	$10,747	$5,963	$34,113
Tubular products	3,849	4,304	2,349	2,158	12,660
Corporate	(4,631)	(2,378)	(3,049)	(3,892)	(13,950)

Total	$7,479	$11,068	$10,047	$4,229	$32,823

Net income	$2,932	$4,977	$3,284	$1,467	$12,660

Earnings per share:
Basic	$0.32	$0.53	$0.35	$0.16	$1.36
Diluted	$0.31	$0.53	$0.35	$0.15	$1.35

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2010
Net sales:
Water transmission	$52,685	$56,060	$59,323	$53,183	$221,251
Tubular products	27,697	40,065	53,447	44,290	165,499

Total	$80,382	$96,125	$112,770	$97,473	$386,750

Gross profit:
Water transmission	$6,174	$4,573	$6,880	$1,803	$19,430
Tubular products	2,015	350	3,601	4,292	10,258

Total	$8,189	$4,923	$10,481	$6,095	$29,688

Operating income (loss):
Water transmission	$3,873	$2,378	$4,521	$53	$10,825
Tubular products	1,445	(441)	2,529	3,430	6,963
Corporate	(4,040)	(3,899)	(4,844)	(4,410)	(17,193)

Total	$1,278	$(1,962)	$2,206	$(927)	$595

Net income (loss)	$488	$(3,138)	$(134)	$(2,656)	$(5,440)
Earnings (loss) per share:
Basic	$0.05	$(0.34)	$(0.01)	$(0.29)	$(0.59)
Diluted	$0.05	$(0.34)	$(0.01)	$(0.29)	$(0.59)

17.	SUBSEQUENT EVENTS:

Amended and Restated Credit Agreement

On March 29, 2012 the Company entered into an amendment to the Company’s current Amended and Restated Credit Agreement. A summary of the amendments is as follows:

•	Extended the expiration date to April 30, 2013;

•	Set the aggregate commitment of the lenders at $115 million; and

•	Waived compliance with certain covenants and made certain changes in the definition, method of calculation and amounts of certain covenants.

On April 13, the Company obtained a Consent and Waiver to the Company’s Amended and Restatement Credit Agreement, which provided the following limited waivers:

•

Extended the date by which the Company is required to deliver to the lendors audited financial statements prepared in accordance with generally accepted accounting principles for the year ended December 31, 2011; and

•	Waived any noncompliance with convenants which may have been driven by the effects of the Restatement described in Note 18, “Restatement of Consolidated Financial Statements” below.

Note Purchase Agreement

On April 13, the Company obtained a Consent and Waiver to the Company’s Amended and Restatement Note Purchase Agreement and Private Shelf Agreement, which provided the following limited waivers:

•

Extended the date by which the Company is required to deliver to the long-term debt holders audited financial statements prepared in accordance with generally accepted accounting principles for the year ended December 31, 2011; and

•	Waived any noncompliance with covenants which may have been driven by the effects of the Restatement described in Note 18, “Restatement of Consolidated Financial Statements” below.

Capital Leases

On April 13, the Company obtained a Consent and Waiver to certain of the Company’s capital lease agreements, which provided the following limited waivers:

•

Extended the date by which the Company is required to deliver to the lessors audited financial statements prepared in accordance with generally accepted accounting principles for the year ended December 31, 2011; and

•	Waived any noncompliance with covenants which may have been driven by the effects of the Restatement described in Note 18, “Restatement of Consolidated Financial Statements” below.

18.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2010, the Company determined that errors were included in the previously issued consolidated financial statements as described below. As a result, we have restated our consolidated financial statements as of December 31, 2010, and for the years ended December 31, 2010 and 2009 to correct the errors described below.

The following tables present the summary impacts of the restatement adjustments, net of tax, on the Company’s previously reported consolidated retained earnings at January 1, 2009 and consolidated net loss for the years ended December 31, 2010 and 2009 (in thousands):

Retained earnings at December 31, 2008—As previously reported	$149,205
Depreciation	(9,430)
Equipment Disposals	(1,268)
Other	(1,515)

Retained earnings at January 1, 2009—As restated	$136,992

	For the Years Ended December 31,
	2010	2009
Net loss—As previously reported	$(1,434)	$(7,277)
Depreciation	(2,366)	(2,062)
Other	(1,640)	(1,736)

Net loss—As restated	$(5,440)	$(11,075)

The restatement corrects the following errors:

Depreciation

•

The Company’s historical method of systematically and rationally allocating equipment depreciation using the units of production depreciation methodology (the “Units of Production Method”) requires an estimate of future tons of production over the remaining useful lives of equipment. The estimates of future tons of production over the remaining useful lives of equipment were not properly re-evaluated subsequent to the initial assumptions utilized in the adoption, in 2006, of the Units of Production Method. To appropriately apply the Units of Production Method, the Company should have periodically re-evaluated the assumptions underlying our application of the Units of Production

Method and changed the assumptions underlying the accounting estimate beginning January 1, 2009. The effects of correcting this error are a net increase in depreciation expense and a net decrease in loss on disposal, both of which are included in cost of sales, and a net increase in accumulated depreciation.

•

The Company also corrected its estimate of the remaining lives of non-operating equipment depreciated using the straight-line method of depreciation. The effects of correcting this error are a net decrease in depreciation expense, which is primarily reflected in selling, general and administrative expense, and a net decrease in accumulated depreciation.

•

Historical salvage value estimates used to systematically and rationally allocate property and equipment depreciation were incorrect as they did not sufficiently consider the estimated disposal value at the end of the property and equipment’s useful life. The effects of correcting this error are a decrease in the January 1, 2009 retained earnings balance and an increase in depreciation expense, both of which are reflected in cost of sales and selling, general and administrative expense, and an increase in accumulated depreciation.

Equipment Disposals

•

The Company discovered that certain assets were no longer at its premises but were not recorded in the period of disposal prior to 2009. The adjustments required to correct these errors have resulted in a decrease in the January 1, 2009 retained earnings balance.

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

•

Certain costs capitalized upon the relocation of machinery and equipment to our Bossier City facility in 2008 and 2009 should have been expensed. The effects of correcting these errors include a reduction in retained earnings of $0.7 million as of December 31, 2008. The effects of correcting these errors also include an increase in cost of sales of $1.6 million for the year ended December 31, 2009, a reduction in machinery and equipment of $2.8 million as of December 31, 2010, and the related tax effects.

•	Certain previously identified immaterial errors were corrected as part of the restatement.

The nature of the restatement adjustments and the impact on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2010 are shown in the following table (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments		As Restated
		Depreciation	Other
Year Ended December 31, 2010
Net sales	$386,750	$—	$—	$386,750
Cost of sales	353,752	3,889	(579)	357,062

Gross profit	32,998	(3,889)	579	29,688
Selling, general and administrative	27,994	(41)	1,140	29,093

Operating income	5,004	(3,848)	(561)	595
Other income	(413)	—	—	(413)
Interest income	(943)	—	97	(846)
Interest expense	7,934	—	1,008	8,942

Loss before income taxes	(1,574)	(3,848)	(1,666)	(7,088)
Benefit from income taxes	(140)	(1,482)	(26)	(1,648)

Net loss	$(1,434)	$(2,366)	$(1,640)	$(5,440)

Basic loss per share	$(0.15)			$(0.59)

Diluted loss per share	$(0.15)			$(0.59)

The nature of the restatement adjustments and the impact on the Company’s previously reported consolidated statement of operations for the year ended December 31, 2009 are shown in the following table (in thousands, except per share data):

	As Previously Reported	Restatement Adjustments		As Restated
		Depreciation	Other
Year Ended December 31, 2009
Net sales	$278,654	$—	$—	$278,654
Cost of sales	266,968	3,293	1,709	271,970

Gross profit	11,686	(3,293)	(1,709)	6,684
Selling, general and administrative	20,095	(54)	959	21,000

Operating loss	(8,409)	(3,239)	(2,668)	(14,316)
Other income	(1,905)	—	—	(1,905)
Interest income	(754)	—	41	(713)
Interest expense	5,057	—	59	5,116

Loss before income taxes	(10,807)	(3,239)	(2,768)	(16,814)
Benefit from income taxes	(3,530)	(1,177)	(1,032)	(5,739)

Net loss	$(7,277)	$(2,062)	$(1,736)	$(11,075)

Basic loss per share	$(0.79)			$(1.20)

Diluted loss per share	$(0.79)			$(1.20)

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet at December 31, 2010 (in thousands):

	As Previously Reported	Restatement Adjustments		As Restated
As of December 31, 2010		Depreciation	Other
Assets
Current assets:
Cash and cash equivalents	$51	$—	$—	$51
Trade and other receivables, net	66,474	—	—	66,474
Costs and estimated earnings in excess of billings on uncompleted contracts	45,533	—	—	45,533
Inventories	80,887	—	—	80,887
Refundable income taxes	15,299	—	(200)	15,099
Deferred income taxes	6,293	—	—	6,293
Prepaid expenses and other	2,163	—	—	2,163

Total current assets	216,700	—	(200)	216,500
Property and equipment, net	171,766	(24,214)	6,722	154,274
Goodwill	21,451	—	—	21,451
Other assets	25,288	(243)	(2,387)	22,658

Total assets	$435,205	$(24,457)	$4,135	$414,883

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$—	$—	$5,714
Current portion of capital lease obligations	1,087	—	2,170	3,257
Accounts payable	28,463	—	—	28,463
Accrued liabilities	11,448	—	—	11,448
Billings in excess of costs and estimated earnings on uncompleted contracts	14,808	—	—	14,808

Total current liabilities	61,520	—	2,170	63,690
Note payable to financial institution	68,000	—	—	68,000
Long-term debt, less current portion	17,786	—	—	17,786
Capital lease obligations, less current portion	7,731	—	7,974	15,705
Deferred income taxes	25,694	(9,331)	(1,781)	14,582
Pension and other long-term liabilities	8,828	—	—	8,828

Total liabilities	189,559	(9,331)	8,363	188,591
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	93	—	—	93
Additional paid-in-capital	107,578	—	—	107,578
Retained earnings	140,494	(15,126)	(4,891)	120,477
Accumulated other comprehensive loss	(2,519)	—	663	(1,856)

Total stockholders’ equity	245,646	(15,126)	(4,228)	226,292

Total liabilities and stockholders’ equity	$435,205	$(24,457)	$4,135	$414,883

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2010 (in thousands). Unrealized gain on foreign currency forward contracts of $431,000 has been reclassified within net cash used in operating activities to conform to the current period presentation in the consolidated statements of cash flows. This reclassification is presented in the Restatement Adjustments column and had no impact on cash flows from operations, income from operations, cash flows from investing activities, net income, or total assets.

	Year ended December 31, 2010
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,434)	$(4,006)	$(5,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,844	6,836	13,680
Amortization of intangible assets	119	66	185
Provision for doubtful accounts	1,358	—	1,358
Equity in earnings of unconsolidated subsidiary, net of dividends received of $600	477	—	477
Amortization of debt issuance costs	1,418	—	1,418
Deferred income taxes	11,001	(1,709)	9,292
Loss on disposal of property and equipment	77	(744)	(667)
Stock-based compensation expense	797	—	797
Unrealized gain on foreign currency forward contracts	—	(431)	(431)
Changes in operating assets and liabilities:
Trade and other receivables, net	(28,818)	—	(28,818)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(2,886)	—	(2,886)
Inventories	(4,186)	—	(4,186)
Refundable income taxes	(8,270)	200	(8,070)
Prepaid expenses and other	(476)	184	(292)
Accounts payable	1,160	—	1,160
Accrued and other liabilities	648	431	1,079

Net cash used in operating activities	(22,171)	827	(21,344)

Cash flows from investing activities:
Additions to property and equipment	(18,597)	—	(18,597)
Proceeds from sale of property and equipment	19	—	19
Issuance of notes receivable	(1,690)	1,140	(550)
Insurance proceeds	587	—	587

Net cash used in investing activities	(19,681)	1,140	(18,541)

Cash flows from financing activities:
Tax witholdings related to net share settlements of restricted share awards and performance shares	(87)	—	(87)
Payments on long-term debt	(5,714)	—	(5,714)
Borrowings under note payable to financial institutions	181,375	—	181,375
Payments on note payable to financial institutions	(132,778)	—	(132,778)
Payments of debt issuance costs	(3,381)	—	(3,381)
Borrowings from capital lease obligation	2,865	—	2,865
Payments on capital lease obligations	(408)	(1,967)	(2,375)

Net cash provided by financing activities	41,872	(1,967)	39,905

Change in cash and cash equivalents	20	—	20
Cash and cash equivalents, beginning of period	31	—	31

Cash and cash equivalents, end of period	$51	$—	$51

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$7,368	1,008	$8,376
Cash refunded during the period for income taxes (net of payments of $413)	(2,769)	—	(2,769)
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$2,726	—	$2,726
Accrued property and equipment purchases	968	—	968
Capital lease refinancing	—	481	481

The following table presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2009 (in thousands). Unrealized loss on foreign currency forward contracts of $1.3 million has been reclassified within net cash provided by operating activities to conform to the current period presentation in the consolidated statements of cash flows. Tax withholdings related to net share settlement of restricted share awards and performance shares of $143,000 has been reclassified within net cash used in financing activities to conform to the current period presentation in the consolidated statements of cash flows. These reclassifications are presented in the Restatement Adjustments column and had no impact on cash flows from operations, income from operations, cash flows from investing activities, cash flows from financing activities, net income, or total assets.

	Year ended December 31, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(7,277)	$(3,798)	$(11,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,889	4,141	11,030
Amortization of intangible assets	119	133	252
Provision for doubtful accounts	92	—	92
Amortization of debt issuance costs	513	—	513
Deferred income taxes	(185)	(2,209)	(2,394)
Loss on disposal of property and equipment	41	(389)	(348)
Stock-based compensation expense	765	—	765
Tax benefit from stock option plans	(53)	—	(53)
Unrealized loss on foreign currency forward contracts	—	1,283	1,283
Changes in operating assets and liabilities:
Trade and other receivables, net	36,942	—	36,942
Costs and estimated earnings in excess of billings on uncompleted contracts, net	19,688	—	19,688
Inventories	29,084	—	29,084
Refundable income taxes	(3,586)	—	(3,586)
Prepaid expenses and other	(1,420)	42	(1,378)
Accounts payable	(4,478)	—	(4,478)
Accrued and other liabilities	2,053	(1,284)	769

Net cash provided by operating activities	79,187	(2,081)	77,106

Cash flows from investing activities:
Additions to property and equipment	(22,692)	1,344	(21,348)
Proceeds from sale of property and equipment	98	—	98
Proceeds from sale and leaseback of property and equipment	6,800	(6,800)	—
Issuance of notes receivable	(1,635)	960	(675)
Insurance proceeds	1,363	—	1,363

Net cash used in investing activities	(16,066)	(4,496)	(20,562)

Cash flows from financing activities:
Proceeds from sale of common stock	28	143	171
Tax witholdings related to net share settlements of restricted share awards and performance shares	—	(143)	(143)
Payments on long-term debt	(5,714)	—	(5,714)
Borrowings under note payable to financial institutions	89,538	—	89,538
Payments on note payable to financial institutions	(152,200)	—	(152,200)
Payments of debt issuance costs	(186)	—	(186)
Borrowings from capital lease obligation	19,175	—	19,175
Payments on capital lease obligations	(13,821)	6,577	(7,244)

Net cash used in financing activities	(63,180)	6,577	(56,603)

Change in cash and cash equivalents	(59)	—	(59)
Cash and cash equivalents, beginning of period	90	—	90

Cash and cash equivalents, end of period	$31	$—	$31

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,692	59	$4,751
Cash refunded during the period for income taxes (net of payments of $636)	(162)	—	(162)
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$5,591	—	$5,591
Capital lease converted to operating lease	5,713	(5,713)	—
Accrued property and equipment purchases	3,704	—	3,704
Capital lease refinancing	—	1,688	1,688

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts	$2,151	$3,518	$(4,019)	$1,650
Valuation allowance for deferred tax assets	105	872	(51)	926

Year ended December 31, 2010:
Allowance for doubtful accounts	$793	$3,118	$(1,760)	$2,151
Valuation allowance for deferred tax assets	470	—	(365)	105

Year ended December 31, 2009:
Allowance for doubtful accounts	$701	$960	$(868)	$793
Valuation allowance for deferred tax assets	290	244	(64)	470

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2012.

NORTHWEST PIPE COMPANY

By	/S/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 27th day of April 2012.

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