Form 10-Q
period 2012-03-31
NORTHWEST PIPE CO
filed 2012-05-15
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,373,111
(Class)	(Shares outstanding at May 10, 2012)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$88	$182
Trade and other receivables, less allowance for doubtful accounts of $1,246 and $1,650	64,872	69,894
Costs and estimated earnings in excess of billings on uncompleted contracts	44,144	38,029
Inventories	98,612	107,169
Deferred income taxes	7,293	6,391
Prepaid expenses and other	4,913	5,258

Total current assets	219,922	226,923
Property and equipment, net	153,225	152,846
Goodwill	20,478	20,478
Other assets	13,883	13,126

Total assets	$407,508	$413,373

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,298	3,358
Accounts payable	21,444	20,248
Accrued liabilities	21,579	19,175
Billings in excess of costs and estimated earnings on uncompleted contracts	4,364	7,814

Total current liabilities	56,399	56,309
Note payable to financial institution	53,807	62,000
Long-term debt, less current portion	9,286	12,071
Capital lease obligations, less current portion	11,550	12,347
Deferred income taxes	21,102	20,588
Pension and other long-term liabilities	9,823	9,791

Total liabilities	161,967	173,106
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,371,111 and 9,353,201 shares issued and outstanding	94	94
Additional paid-in-capital	109,782	109,348
Retained earnings	137,871	133,137
Accumulated other comprehensive loss	(2,206)	(2,312)

Total stockholders’ equity	245,541	240,267

Total liabilities and stockholders’ equity	$407,508	$413,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$142,175	$111,458
Cost of sales	125,675	96,690

Gross profit	16,500	14,768
Selling, general and administrative expense	7,321	7,289

Operating income	9,179	7,479
Other expense	36	113
Interest income	(41)	—
Interest expense	1,640	2,618

Income before income taxes	7,544	4,748
Provision for income taxes	2,810	1,816

Net income	$4,734	$2,932

Basic earnings per share	$0.51	$0.32

Diluted earnings per share	$0.50	$0.31

Shares used in per share calculations:
Basic	9,369	9,304

Diluted	9,412	9,344

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$4,734	$2,932
Other comprehensive income (loss):
Pension liability adjustment, net of tax	137	44
Deferred gain (loss) on cash flow derivatives, net of tax	(31)	19

Other comprehensive income	106	63

Comprehensive income	$4,840	$2,995

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$4,734	$2,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,287	3,191
Amortization of intangible assets	—	30
Provision for doubtful accounts	(404)	(365)
Equity in earnings of unconsolidated subsidiary, net of dividends received	—	113
Amortization of debt issuance costs	489	510
Deferred income taxes	(388)	1,331
Loss on disposal of property and equipment	132	16
Stock based compensation expense	579	218
Unrealized loss on foreign currency forward contracts	169	386
Changes in operating assets and liabilities:
Trade and other receivables, net	5,427	(4,599)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(9,565)	(8,411)
Inventories	8,275	(13,157)
Refundable income taxes	—	3,917
Prepaid expenses and other assets	601	193
Accounts payable	1,833	10,553
Accrued and other liabilities	2,520	787

Net cash provided by (used in) operating activities	17,689	(2,355)

Cash Flows From Investing Activities:
Additions to property and equipment	(4,437)	(3,555)
Proceeds from the sale of property and equipment	4	71
Issuance of notes receivable	(1,000)	—

Net cash used in investing activities	(5,433)	(3,484)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	36
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(145)	(50)
Payments on long-term debt	(2,786)	(2,786)
Borrowings under note payable to financial institution	25,150	49,267
Payments on note payable to financial institution	(33,343)	(39,813)
Payments on capital lease obligations	(857)	(789)
Payments of debt amendment costs	(369)	—

Net cash (used in) provided by financing activities	(12,350)	5,865

Change in cash and cash equivalents	(94)	26
Cash and cash equivalents, beginning of period	182	51

Cash and cash equivalents, end of period	$88	$77

Non-cash investing activity:
Escrow account related to capital lease financing	$897	$2,726
Accrued property and equipment purchases	1,036	2,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company (the “Company”) and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2011 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2011 Form 10-K.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2012.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Short-term inventories:
Raw materials	$54,833	$65,511
Work-in-process	3,576	3,543
Finished goods	37,087	35,000
Supplies	3,116	3,115

	98,612	107,169
Long-term inventories:
Finished goods	2,684	2,401

Total inventories	$101,296	$109,570

Long-term inventories are recorded in other assets. The lower of cost or market adjustment was $3.0 million at March 31, 2012 and $3.4 million at December 31, 2011.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at March 31, 2012	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,616	4,616	—	—
Derivatives	4	—	4	—

Total Assets	$5,517	$5,513	$4	$—

Financial Liabilities
Derivatives	$(213)	$—	$(213)	$—

	Balance at December 31, 2011	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,575	4,575	—	—
Derivatives	153	—	153	—

Total Assets	$5,625	$5,472	$153	$—

Financial Liabilities
Derivatives	$(108)	$—	$(108)	$—

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $13.6 million and the carrying value was $15.0 million at March 31, 2012, and $16.1 million with a carrying value of $17.8 million at December 31, 2011.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. There were no impairment charges taken during the three months ended March 31, 2012 or March 31, 2011. All loans receivable are categorized as Level 3 in the fair value hierarchy.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of March 31, 2012 and December 31, 2011, the total notional amount of the derivative contracts not designated as hedges was $1.1 million (CAD$1.1 million) and $1.5 million (CAD$1.5 million), respectively. As of March 31, 2012 and December 31, 2011, the total notional amount of the derivative contracts designated as hedges was $9.6 million (CAD$9.5 million) and $8.5 million (CAD$8.6 million), respectively.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities not longer than 12 months at March 31, 2012, except one contract with a notional value of $2.1 million (CAD$2.1 million) which has a remaining maturity of 13 months.

The balance sheet location and the fair values of derivative instruments are (in thousands):

	December 31,	December 31,
Foreign Currency Forward Contracts	March 31, 2012	December 31, 2011
Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$—	$66
Derivatives not designated as hedging instruments
Prepaid expenses and other	4	87

Total assets	$4	$153

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$59	$23
Derivatives not designated as hedging instruments
Accrued liabilities	154	85

Total liabilities	$213	$108

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three months ended March 31, 2012 and March 31, 2011 are (in thousands):

	March 31, 2012
	Pretax Loss Recognized in Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(101)	Net sales	$(15)	Net sales	$(1)

	March 31, 2011
	Pretax Loss Recognized in Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(253)	Net sales	$(248)	Net sales	$(25)

At March 31, 2012, there is $28,000 of unrealized pretax loss on outstanding derivatives accumulated in other comprehensive loss, a majority of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three months ended March 31, 2012, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.1 million. For the three months ended March 31, 2011, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.2 million.

5.	Note Payable to Financial Institution

At March 31, 2012, the Company had a $115.0 million line of credit agreement, under which $53.8 million was outstanding bearing interest at a weighted average rate of 2.89%. The Company had additional net borrowing capacity under the line of credit of $58.0 million at March 31, 2012. The line of credit bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate plus 1.50% to 3.50%. We were able to borrow at LIBOR plus 2.5% under the credit agreement at March 31, 2012. During the first quarter of 2012, we entered into the Ninth Amendment to our Amended and Restated Credit Agreement (“Credit Agreement”). The Amendment extended the expiration date to April 30, 2013, set the aggregate commitment of the lenders at $115 million, and made certain changes in the definition, method of calculation and amounts of certain covenants. The Company was in compliance with its financial covenants as of March 31, 2012.

6.	Commitments and Contingencies

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

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. Defendants and lead plaintiff subsequently agreed that defendants did not need to respond immediately to either of the two outstanding complaints, and that a consolidated amended complaint would be filed within 45 days of the Company having completed the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and the Annual Report on Form 10-K for the year ended December 31, 2009 with the SEC. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. Briefing on those motions concluded on May 24, 2011. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties have conducted limited discovery and participated in an initial settlement mediation on January 30, 2012, with additional sessions anticipated in the future. By agreement of the parties, no further discovery will take place until after the mediation process is exhausted. The Company intends to vigorously defend itself against these claims. This securities litigation is at an early stage and, at this time, it is not possible to predict its outcome. Therefore, the Company has not accrued any charges related to this litigation.

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

SEC Investigation

On March 8, 2010, the staff of the Enforcement Division of the SEC advised our counsel that they had obtained a formal order of investigation with respect to matters related to the Audit Committee investigation. We are cooperating fully with the SEC in connection with these matters. We cannot predict if, when or how they will be resolved or what, if any, actions we may be required to take as part of any resolution of these matters. Any action by the SEC or other governmental agency could result in civil or criminal sanctions against us and/or certain of our current and former officers, directors and employees. It is not possible to predict the outcome of the investigation at this time. Therefore, we have not accrued any charges related to this investigation.

Other Matters

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (RI/FS) of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. A draft remedial investigation report was submitted to the EPA by the LWG in the fall of 2009; the final draft remedial investigation was submitted to the EPA in fall of 2011. The draft feasibility study was submitted in March 2012.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by ODEQ. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company expects to submit an Expanded Risk Assessment for the VOC’s in Groundwater following the completion of a paving project at the Portland facility.

Also, based on sampling associated with the Portland facility’s remedial investigation and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which ODEQ approved in August 2010. Since August 2010, the Company has been engaged in performing the approved remediation plan which has included an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011) and a storm water filtration system (completed in the first quarter of 2012). The remediation plan also required the excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011). During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered, and at the request of ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company plans to implement this Work Plan in the second and third quarter of 2012. The Company expects to spend approximately $1.7 million in 2012 to complete the work specified in the Work Plans.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of March 31, 2012.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.2 million at March 31, 2012. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

7.	Segment Information

The Company’s operations are organized in two reportable segments, the Water Transmission Group and the Tubular Products Group, which are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agriculture and industrial systems. The Tubular Products Group also manufactured and marketed welded steel pipe used in traffic signpost applications through June 1, 2011. These two segments represent distinct business activities, which management evaluates based on segment gross profit and operating income. Transfers between segments in the periods presented were not material.

	Three months ended March 31,
	2012	2011
	(in thousands)
Net sales:
Water Transmission	$58,431	$58,645
Tubular Products	83,744	52,813

Total	$142,175	$111,458

Gross profit:
Water Transmission	$9,699	$9,894
Tubular Products	6,801	4,874

Total	$16,500	$14,768

Operating income (loss):
Water Transmission	$8,024	$8,261
Tubular Products	6,196	3,849
Corporate	(5,041)	(4,631)

Total	$9,179	$7,479

8.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended March 31,
	2012	2011
Cost of sales	$85	$5
Selling, general and administrative expenses	494	213

Total	$579	$218

As of March 31, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $2.3 million which is expected to be recognized over a weighted average period of 1.3 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2012 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2012	71,597	$21.26
Options granted	—	—
Options exercised or exchanged	(12,798)	17.90
Options canceled	—	—

Balance, March 31, 2012	58,799	22.00	4.58	$138

Exercisable, March 31, 2012	58,799	22.00	4.58	$138

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the three months ended March 31, 2012 was $67,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of March 31, 2012 and changes during the three months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2012	193,981	$24.41
Restricted stock units and performance awards granted	—	—
Restricted stock units and performance awards vested	(20,840)	22.95
Restricted stock units and performance awards canceled	(29,827)	30.02

Unvested restricted stock units and performance awards at March 31, 2012	143,314	23.45

Restricted stock units (RSU’s) and performance stock awards (PSA’s) are measured at the estimated fair value on the date of grant. RSU’s are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of restricted stock units and performance awards at March 31, 2012 includes approximately 92,000 PSAs included at a target level. The vesting of these awards is subject to the achievement of specified market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. The Company is currently under examination by the Internal Revenue Service for years 2009 and 2010. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2008.

The Company had $534,000 and $309,000 of unrecognized tax benefits at March 31, 2012 and December 31, 2011, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will change by approximately $400,000 in the following twelve months, related to the anticipated settlement of certain matters arising from the Company’s former investment in Northwest Pipe Asia Pte. Ltd. (“NWPA”) and the Company’s defined benefit pension plans; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 37.2% and 38.3% for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

10.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding was calculated as follows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net income (in thousands)	$4,734	$2,932

Basic weighted-average common shares outstanding	9,369,088	9,304,481
Effect of potentially dilutive common shares(1)	43,078	39,339

Diluted weighted-average common shares outstanding	9,412,166	9,343,820

Earnings per common share:
Earnings per basic common share	$0.51	$0.32
Earnings per diluted common share	$0.50	$0.31
Antidilutive shares not included in diluted common share calculation	34,000	45,600

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

11.	Recent Accounting and Reporting Developments

In May 2011, the FASB issued ASU 2011-04, which amends the wording used to describe the requirements for measuring fair value and expands fair value disclosure requirements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 as required. As this guidance only amends disclosure requirements, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, which eliminates the option to present components of other comprehensive income as part of the Statement of Stockholders’ Equity. All changes in components of comprehensive income must be presented in (1) a single continuous statement of comprehensive income, which presents the total of comprehensive income, the components of net income, and the components of comprehensive income, or (2) two separate but consecutive statements. Under either presentation method, reclassification adjustments between other comprehensive income and net income are required to be presented on the face of the financial statements. In October 2011, the FASB decided to delay the effective date of the requirement to present reclassifications of other comprehensive income on the face of the income statement. All other guidance in ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The Company adopted the effective portions of this guidance on January 1, 2012 as required. The adoption of this guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income and thus had an impact on the presentation of comprehensive income in the consolidated financial statements only.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2011 Form 10-K and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. During the first half of 2012, we will be shutting down our Pleasant Grove facility and transferring its property and equipment to other manufacturing locations. Our Water Transmission Group accounted for approximately 41.1% of net sales in the first three months of 2012.

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

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, industrial, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. Our Tubular Products Group generated approximately 58.9% of net sales in the first three months of 2012.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our 2011 Form 10-K.

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

	Three months ended March 31,
	2012	2011
Net sales
Water Transmission	41.1%	52.6%
Tubular Products	58.9	47.4

Total net sales	100.0	100.0
Cost of sales	88.4	86.8

Gross profit	11.6	13.2
Selling, general and administrative expense	5.1	6.5

Operating income	6.5	6.7
Other expense	0.0	0.1
Interest income	(0.0)	—
Interest expense	1.2	2.3

Income before income taxes	5.3	4.3
Provision for income taxes	2.0	1.7

Net income	3.3%	2.6%

Gross profit as a percentage of segment net sales:
Water Transmission	16.6%	16.9%
Tubular Products	8.1	9.2

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales. Net sales increased 27.6% to $142.2 million for the first quarter of 2012 compared to $111.5 million for the first quarter of 2011. No single customer accounted for more than 10% of total net sales in the first quarter of 2012. One customer in the Tubular Products segment accounted for 10.9% of net sales in the first quarter of 2011.

Water Transmission sales decreased by 0.4% to $58.4 million in the first quarter of 2012 from $58.6 million in the first quarter of 2011. The decrease in sales in the first quarter of 2012 compared to the first quarter of 2011 was due to an 11% decrease in tons produced, partially offset by a 12% increase in selling price per ton. The increase in selling prices per ton in the first three months of 2012 was due to an increase in steel costs per ton, which increased 19% over the same period in 2011. Higher steel costs generally lead to higher contract values. The decrease in volume resulted from continued weakness of municipal markets. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 58.6% to $83.7 million in the first quarter of 2012 from $52.8 million in the first quarter of 2011. The sales increase in the first quarter of 2012 as compared to the first quarter of 2011 was due to a 40% increase in tons sold and a 17% increase in selling price per ton. We sold 66,600 tons in the first quarter of 2012 as compared to 47,500 tons in the first quarter of 2011. The most significant increase in demand was the result of increases in natural gas and oil drilling operations, with energy pipe representing 97% of the total Tubular Product volume increase in the first quarter of 2012 compared to the first quarter of 2011. Energy pipe represented 76% of tons sold in the first quarter of 2012 as compared to 68% of tons sold in the first quarter of 2011, and energy pipe selling prices per ton increased 27% in the first quarter of 2012 compared to the first quarter of 2011. We were able to capitalize on the increase in demand for energy pipe through upgrades made at our Houston, Texas facility to facilitate production of tubing with physical properties suitable for heat treating, and ongoing expansion projects at our Atchison, Kansas facility.

Gross profit. Gross profit increased 11.7% to $16.5 million (11.6% of total net sales) in the first quarter of 2012 from $14.8 million (13.2% of total net sales) in the first quarter of 2011.

Water Transmission gross profit decreased $0.2 million, or 2.0%, to $9.7 million (16.6% of segment net sales) in the first quarter of 2012 from $9.9 million (16.9% of segment net sales) in the first quarter of 2011. Our gross margin was negatively impacted by higher materials cost per ton, including steel as noted above. In addition, the lower volume had a negative impact on the fixed portion of our cost of goods sold as a percent of sales. This was partially offset by higher selling price per ton, as discussed above.

Gross profit from Tubular Products increased $1.9 million, or 39.5%, to $6.8 million (8.1% of segment net sales) in the first quarter of 2012 from $4.9 million (9.2% of segment net sales) in the first quarter of 2011. As noted above, demand for our Tubular Products increased significantly, particularly for our energy products, which had sales revenue of $34.5 million in the first quarter of 2011 and increased 98% to $68.5 million in the first quarter of 2012. The significant increase in volume contributed to the increase in total gross profit in 2012, but the gross profit as a percentage of segment sales was negatively impacted by higher inventory costs flowing through from the fourth quarter of 2011. These higher inventory costs resulted from planned downtime, particularly at our Atchison, Kansas facility in December, 2011 to install equipment related to our capacity expansion projects. In addition, margins were negatively impacted by higher material costs per ton of 15% in the first quarter of 2012 compared to the first quarter of 2011. We will have some additional downtime in our Atchison facility in May, 2012 to complete our previously announced expansion project which will have some negative impact on margins in the second quarter of 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.3 million (5.1% of total net sales) in the first quarter of 2012 and $7.3 million (6.5% of total net sales) in the first quarter of 2011. In the first quarter of 2012 as compared to the first quarter of 2011, Tubular Product sales commission expense decreased $0.5 million following the termination of an external sales group for energy pipe sales, and professional fees related to our previous accounting investigation decreased by $0.7 million. These were offset by an increase in accounting and professional fees of $0.5 million for accounting restatement related work performed during the first quarter of 2012, an increase stock-based compensation expense of $0.3 million, and an increase in bonus expense of $0.1 million due to improved operating results.

Interest expense. Interest expense was $1.6 million in the first quarter of 2012 and $2.6 million in the first quarter of 2011. Lower average borrowings and lower average interest rates decreased interest expense in the first quarter of 2012 compared to the first quarter of 2011.

Income Taxes. The tax provision was $2.8 million in the first quarter of 2012 (an effective tax rate of 37.2%) compared to $1.8 million in the first quarter of 2011 (an effective tax rate of 38.3%). Our effective rate for each period exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the respective years.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2012 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2012, our working capital (current assets minus current liabilities) was $163.5 million as compared to $170.6 million as of December 31, 2011.

Net cash provided by operating activities in the first three months of 2012 was $17.7 million. This was primarily the result of fluctuations in our working capital accounts including decreases in our receivables and inventory accounts, partially offset by an increase in our costs and estimated earnings in excess of billings on uncompleted contracts account, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first three months of 2012 was $5.4 million, primarily for capital expenditures for storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants. Capital expenditures in 2012 are expected to be approximately $30 million to $35 million for standard capital replacement and recently announced strategic investment projects. These include expansion at our Saginaw plant to increase size capability from 96” to 126” diameter pipe as well as to increase overall capacity, and an additional horizontal accumulator at our Atchison plant.

Net cash used in financing activities in the first three months of 2012 was $12.4 million, which resulted primarily from repayments under our Credit Agreement and Note Purchase Agreement totaling $36.1 million, partially offset by net borrowings of $25.2 million.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at March 31, 2012: a $115.0 million Credit Agreement, under which $53.8 million was outstanding; $4.3 million of Series A Term Note, $4.5 million of Series B Term Notes, $4.3 million of Series C Term Notes and $1.9 million of Series D Term Notes.

The Credit Agreement bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. During the first quarter of 2012, the Company entered into an amendment to the Company’s Credit Agreement which extended the expiration date to April 30, 2013, set aggregate commitments of the lenders at $115 million, waived compliance with certain covenants as of December 31, 2011, and made certain changes in the definition, method of calculation and amounts of certain covenants. The credit facility bears interest at a weighted average rate of 2.89%. We had an additional net borrowing capacity under the credit facility of $58.0 million at March 31, 2012.

The Series A Term Note in the principal amount of $4.3 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $4.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $4.3 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $1.9 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $14.8 million in capital lease obligations outstanding at March 31, 2012. The weighted average interest rate on all of our capital leases is 7.77%. Our capital leases are for certain equipment used in the manufacturing process, with $7.5 million of our capital leases outstanding as of March 31, 2012 representing an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of March 31, 2012, $0.9 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of March 31, 2012 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of March 31, 2012 is 1.69:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 4.0:1.0. Our ratio as of March 31, 2012 is 1.69:1.0.

•	The Consolidated Tangible Net Worth must be greater than $202.3 million. Our tangible net worth as of March 31, 2012 is $225.1 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of March 31, 2012 is 1.78:1.0.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of March 31, 2012 is 0.6%.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at March 31, 2012 is 2.06:1.0

•	The Minimum Consolidated EBITDA must not be less than $42 million. Our consolidated EBITDA as of March 31, 2012 is $52.5 million.

As of March 31, 2012, we are in compliance with all financial covenants.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our covenants for the next 12 months.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2011 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we are dedicating significant resources to support our efforts to improve the effectiveness of our control activities and to remedy the control weaknesses described herein.

Management’s Report on Internal Control over Financial Reporting

In connection with management’s assessment of our internal control over financial reporting described in our 2011 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2011:

•

Several of our review controls were not designed to operate at a sufficiently precise level, and our monitoring process did not identify these deficiencies. The Company’s review controls for its computation of revenue recognized on the percentage-of-completion method did not evaluate the accuracy of certain key inputs to the revenue recognition model. Our review controls for existence and completeness of inventory did not operate effectively which could result in a misstatement of inventories or cost of sales.

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

The material weaknesses described above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although we did not identify a material misstatement in 2012 which resulted from these deficiencies, management does not believe that the controls in place as of March 31, 2012 are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of March 31, 2012.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in “Part I—Item 1A—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Ninth Amendment to Amended and Restated Credit Agreement dated March 29, 2012 by and among Northwest Pipe Company and Bank of America, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2012

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Database*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012

NORTHWEST PIPE COMPANY

By:	/s/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer
(Principal Financial Officer)