Form 10-Q
period 2012-06-30
NORTHWEST PIPE CO
filed 2012-08-07
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,382,994
(Class)	(Shares outstanding at July 31, 2012)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25	$182
Trade and other receivables, less allowance for doubtful accounts of $1,198 and $1,650	72,229	69,894
Costs and estimated earnings in excess of billings on uncompleted contracts	48,526	38,029
Inventories	120,604	107,169
Deferred income taxes	5,677	6,391
Prepaid expenses and other	1,798	5,258

Total current assets	248,859	226,923
Property and equipment, net	152,612	152,846
Goodwill	20,478	20,478
Other assets	13,091	13,126

Total assets	$435,040	$413,373

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable to financial institution	$52,000	$—
Current portion of long-term debt	5,714	5,714
Current portion of capital lease obligations	3,261	3,358
Accounts payable	30,686	20,248
Accrued liabilities	40,805	19,175
Billings in excess of costs and estimated earnings on uncompleted contracts	3,681	7,814

Total current liabilities	136,147	56,309
Note payable to financial institution	—	62,000
Long-term debt, less current portion	7,786	12,071
Capital lease obligations, less current portion	10,851	12,347
Deferred income taxes	20,484	20,588
Other long-term liabilities	9,823	9,791

Total liabilities	185,091	173,106
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,379,776 and 9,353,201 shares issued and outstanding	94	94
Additional paid-in-capital	110,514	109,348
Retained earnings	141,475	133,137
Accumulated other comprehensive loss	(2,134)	(2,312)

Total stockholders’ equity	249,949	240,267

Total liabilities and stockholders’ equity	$435,040	$413,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$131,041	$143,801	$273,216	$255,259
Cost of sales	117,464	127,130	243,139	223,820

Gross profit	13,577	16,671	30,077	31,439
Selling, general and administrative expense	6,607	5,603	13,928	12,892

Operating income	6,970	11,068	16,149	18,547
Other expense (income)	(34)	284	2	397
Interest income	(46)	(23)	(87)	(23)
Interest expense	1,526	2,575	3,166	5,193

Income before income taxes	5,524	8,232	13,068	12,980
Provision for income taxes	1,920	3,255	4,730	5,071

Net income	$3,604	$4,977	$8,338	$7,909

Basic earnings per share	$0.38	$0.53	$0.89	$0.85

Diluted earnings per share	$0.38	$0.53	$0.88	$0.85

Shares used in per share calculations:
Basic	9,374	9,327	9,372	9,316

Diluted	9,433	9,355	9,423	9,348

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$3,604	$4,977	$8,338	$7,909
Other comprehensive income (loss):
Pension liability adjustment, net of tax	58	44	195	88
Deferred gain (loss) on cash flow derivatives, net of tax	14	105	(17)	124

Other comprehensive income	72	149	178	212

Comprehensive income	$3,676	$5,126	$8,516	$8,121

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$8,338	$7,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,459	7,047
Amortization of intangible assets	—	50
Allowance on notes receivable	—	3,171
Provision for doubtful accounts	(452)	(909)
Equity in earnings of unconsolidated subsidiary, net of dividends received	—	394
Amortization of debt issuance costs	936	1,021
Deferred income taxes	610	654
Loss on disposal of property and equipment	14	292
Gain on sale of business	—	(2,887)
Stock based compensation expense	1,275	449
Unrealized loss on foreign currency forward contracts	86	290
Changes in operating assets and liabilities:
Trade and other receivables, net	(1,883)	(29,164)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(14,630)	(10,202)
Inventories	(13,285)	3,072
Refundable income taxes	—	15,099
Prepaid expenses and other assets	3,727	904
Accounts payable	10,394	(9,045)
Accrued and other liabilities	21,837	7,061

Net cash provided by (used in) operating activities	24,426	(4,794)

Cash Flows From Investing Activities:
Additions to property and equipment	(8,013)	(8,580)
Proceeds from sale of business	—	13,727
Proceeds from the sale of property and equipment	959	95
Issuance of note receivable	(1,000)	—
Other investing activities	—	567

Net cash provided by (used in) investing activities	(8,054)	5,809

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	37	90
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(145)	(51)
Payments on long-term debt	(4,286)	(4,286)
Borrowings under note payable to financial institution	71,800	88,050
Payments on note payable to financial institution	(81,800)	(83,231)
Payments on capital lease obligations	(1,734)	(1,595)
Payments of debt amendment costs	(401)	—

Net cash used in financing activities	(16,529)	(1,023)

Change in cash and cash equivalents	(157)	(8)
Cash and cash equivalents, beginning of period	182	51

Cash and cash equivalents, end of period	$25	$43

Non-cash investing activity:
Escrow account related to capital lease financing	$897	$2,726
Accrued property and equipment purchases	1,716	1,028
Capital lease additions	142	—

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2012.

2. Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Short-term inventories:
Raw materials	$64,682	$65,511
Work-in-process	7,212	3,543
Finished goods	45,575	35,000
Supplies	3,135	3,115

	120,604	107,169
Long-term inventories:
Finished goods	2,237	2,401

Total inventories	$122,841	$109,570

Long-term inventories are recorded in other assets. The lower of cost or market adjustment was $2.8 million at June 30, 2012 and $3.4 million at December 31, 2011.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at June 30, 2012	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,669	4,669	—	—
Derivatives	70	—	70	—

Total Assets	$5,636	$5,566	$70	$—

Financial Liabilities
Derivatives	$(170)	$—	$(170)	$—

Description	Balance at December 31, 2011	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,575	4,575	—	—
Derivatives	153	—	153	—

Total Assets	$5,625	$5,472	$153	$—

Financial Liabilities
Derivatives	$(108)	$—	$(108)	$—

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $12.3 million and the carrying value was $13.5 million at June 30, 2012, and $16.1 million with a carrying value of $17.8 million at December 31, 2011.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. There were no impairment charges taken during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we recognized $3.2 million of impairment charges on loans receivable. All loans receivable are categorized as Level 3 in the fair value hierarchy.

4. Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of June 30, 2012 and December 31, 2011, the total notional amount of the derivative contracts not designated as hedges was $1.9 million (CAD$1.9 million) and $1.5 million (CAD$1.5 million), respectively. As of June 30, 2012 and December 31, 2011, the total notional amount of the derivative contracts designated as hedges was $11.9 million (CAD$12.1 million) and $8.5 million (CAD$8.6 million), respectively.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months at June 30, 2012, except one contract with a notional value of $4.6 million (CAD$4.7 million) which has a remaining maturity of 21 months.

The balance sheet location and the fair values of derivative instruments are (in thousands):

Foreign Currency Forward Contracts	June 30, 2012	December 31, 2011
Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$10	$66
Derivatives not designated as hedging instruments
Prepaid expenses and other	60	87

Total assets	$70	$153

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$128	$23
Derivatives not designated as hedging instruments
Accrued liabilities	42	85

Total liabilities	$170	$108

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and six months ended June 30, 2012 and June 30, 2011 are (in thousands):

		Pretax Gain (Loss) Recognized in Comprehensive Income on Effective Portion of Derivative
		Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts		$49	$(101)	$(52)	$(353)

		Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
		Three months ended June 30,		Six months ended June 30,
	Location	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$23	$(258)	$8	$(506)

		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
		Three months ended June 30,		Six months ended June 30,
	Location	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$(93)	$(32)	$(94)	$(57)

At June 30, 2012, there is $2,000 of unrealized pretax loss on outstanding derivatives accumulated in other comprehensive loss, a majority of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three and six months ended June 30, 2012, the gains and losses from our derivative contracts not designated as hedging instruments recognized in net sales were a gain of $47,000 and a loss of $0.1 million, respectively. For the three and six months ended June 30, 2011, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.4 million and $0.6 million, respectively.

5. Commitments and Contingencies

Class Action and Derivative Lawsuits

On November 20, 2009, a complaint against the Company, captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL (“Richard”), was filed in the United States District Court for the Western District of Washington. The plaintiff is allegedly a purchaser of the Company’s stock. In addition to the Company, Brian W. Dunham, the Company’s former President and Chief Executive Officer, and Stephanie J. Welty, the Company’s former Chief Financial Officer, are named as defendants. The complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009, subsequently extended to December 22, 2011 (the “Class Period”). Plaintiff seeks to represent a class of persons who purchased the Company’s stock during the same period, and seeks damages for losses caused by the alleged wrongdoing.

A similar complaint, captioned Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. Northwest Pipe Co. et al., No. C09-5791 RBL (“Plumbers”), was filed against the Company in the same court on December 22, 2009. In addition to the Company, Brian W. Dunham, Stephanie J. Welty and William R. Tagmyer, the Company’s current Chairman of the Board, are named as defendants in the Plumbers complaint. In the Plumbers complaint, as in the Richard complaint, the plaintiff is allegedly a purchaser of the Company’s stock and asserts that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements during the Class Period. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during that period, and seeks damages for losses caused by the alleged wrongdoing.

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties participated in an initial settlement mediation on January 30, 2012. On July 19, 2012 the parties participated in a second settlement mediation at which the parties agreed, subject to court approval, to settle all of the plaintiff’s claims for $12.5 million. All of this amount will be paid by the Company’s insurers with the exception of $400,000 in retention, of which $200,000 was expensed in 2010 and $200,000 has been expensed in the second quarter of 2012. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables.

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

An amended complaint in the Ruggles action was filed on November 10, 2011, and the defendant responded to the complaint by filing a motion to dismiss. The derivative parties participated in both of the settlement mediations described above. At the mediation on July 19, 2012, the parties agreed, subject to court approval, to settle all of the derivative plaintiff’s claims in all of the above-described derivative actions, with the Company agreeing to make certain corporate governance modifications and pay plaintiffs the amount of $750,000 for plaintiffs’ attorneys’ fees. All of this amount will be paid by the Company’s insurers. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables.

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

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by ODEQ. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOC’s in Groundwater in May 2012. At June 30, 2012, the ODEQ was still reviewing the revised report.

Also, based on sampling associated with the Portland facility’s remedial investigation and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which ODEQ approved in August 2010. Since August 2010, the Company has been engaged in performing the approved remediation plan which has included an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011), a storm water filtration system (completed in the first quarter of 2012), and paving any permeable surfaces (completed in the second quarter of 2012). The remediation plan also required the excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011). The Company has spent approximately $2.0 million in 2012 to complete the work specified in the Work Plans. During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered. At the request of ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012. As of the end of June 2012, we are still determining the nature and extent of any soil or groundwater contamination.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of June 30, 2012.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.2 million at June 30, 2012. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$59,050	$74,459	$117,481	$133,104
Tubular Products	71,991	69,342	155,735	122,155

Total	$131,041	$143,801	$273,216	$255,259

Gross profit:
Water Transmission	$8,149	$11,531	$17,848	$21,425
Tubular Products	5,428	5,140	12,229	10,014

Total	$13,577	$16,671	$30,077	$31,439

Operating income (loss):
Water Transmission	$6,130	$9,142	$14,154	$17,403
Tubular Products	4,651	4,304	10,847	8,153
Corporate	(3,811)	(2,378)	(8,852)	(7,009)

Total	$6,970	$11,068	$16,149	$18,547

7. Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units and performance awards. In addition, the Company has one inactive stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, under which previously granted options remain outstanding.

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of sales	$57	$4	$142	$9
Selling, general and administrative expenses	638	227	1,133	440

Total	$695	$231	$1,275	$449

As of June 30, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $4.9 million which is expected to be recognized over a weighted average period of 1.9 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2012 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2012	71,597	$21.26
Options granted	—
Options exercised or exchanged	(24,597)	17.58
Options canceled	—

Balance, June 30, 2012	47,000	23.19	5.37	$130

Exercisable, June 30, 2012	47,000	23.19	5.37	$130

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the six months ended June 30, 2012 was $109,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of June 30, 2012 and changes during the six months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2012	193,981	$24.41
Restricted stock units and performance awards granted	115,306	29.06
Restricted stock units and performance awards vested	(20,840)	22.95
Restricted stock units and performance awards canceled	(35,215)	29.02

Unvested restricted stock units and performance awards at June 30, 2012	253,232	26.01

Restricted stock units (RSUs) and performance stock awards (PSAs) are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of restricted stock units and performance awards at June 30, 2012 includes approximately 174,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the six months ended June 30, 2012 and 2011, stock awards of 4,807 and 6,261 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $23.40 and $25.15 in 2012 and 2011, respectively.

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

The Company had $534,000 and $309,000 of unrecognized tax benefits at June 30, 2012 and December 31, 2011, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will change by approximately $400,000 in the following twelve months, related to the anticipated settlement of certain matters arising from the Company’s former investment in Northwest Pipe Asia Pte. Ltd. (“NWPA”) and the Company’s defined benefit pension plans; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 34.8% and 36.2%, respectively, for the three and six month periods ended June 30, 2012, and estimated effective tax rates of 39.5% and 39.1%, respectively, for the three and six month periods ended June 30, 2011.

9. Earnings per Share

Earnings per basic and diluted weighted average common share outstanding were calculated as follows for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (in thousands)	$3,604	$4,977	$8,338	$7,909

Basic weighted-average common shares outstanding	9,374,208	9,326,873	9,371,648	9,315,739
Effect of potentially dilutive common shares(1)	58,871	28,508	50,868	32,757

Diluted weighted-average common shares outstanding	9,433,079	9,355,381	9,422,516	9,348,496

Earnings per common share:
Earnings per basic common share	$0.38	$0.53	$0.89	$0.85
Earnings per diluted common share	$0.38	$0.53	$0.88	$0.85
Antidilutive shares not included in diluted common share calculation	59,541	34,000	44,770	45,801

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

10. Recent Accounting and Reporting Developments

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. During the second quarter of 2012, we began shutting down production at our Pleasant Grove facility and transferring its equipment to other manufacturing locations. The land and buildings at the Pleasant Grove location are leased. Our Water Transmission Group accounted for approximately 43.0% of net sales in the first six months of 2012.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near-term, we expect strained municipal budgets will impact the Water Transmission Group, although increased infrastructure needs and drought-related projects in Texas will help offset the strained municipal budgets in other parts of the United States.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, industrial, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 57.0% of net sales in the first six months of 2012.

We believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products. In the energy markets, drilling activity as represented by rig counts is holding relatively steady and is not expected to significantly decrease through the end of 2013. However, through the summer of 2012, we expect our energy sales to decline in volume as imports have increased significantly and we believe falling steel prices have caused pipe buyers to delay their inventory replenishment activity.

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

Recent Accounting Pronouncements

See Note 10 of the Condensed Consolidated Financial Statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales
Water Transmission	45.1%	51.8%	43.0%	52.1%
Tubular Products	54.9	48.2	57.0	47.9

Total net sales	100.0	100.0	100.0	100.0
Cost of sales	89.6	88.4	89.0	87.7

Gross profit	10.4	11.6	11.0	12.3
Selling, general and administrative expense	5.0	3.9	5.1	5.1

Operating income	5.4	7.7	5.9	7.2
Other (income) expense	(0.0)	0.2	0.0	0.2
Interest income	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	1.2	1.8	1.2	2.0

Income before income taxes	4.2	5.7	4.7	5.0
Provision for income taxes	1.5	2.3	1.7	1.9

Net income	2.7%	3.4%	3.0%	3.1%

Gross profit as a percentage of segment net sales:
Water Transmission	13.8%	15.5%	15.2%	16.1%
Tubular Products	7.5	7.4	7.9	8.2

Three Months and Six Months Ended June 30, 2012 Compared to Three Months and Six Months Ended June 30, 2011

Net sales. Net sales decreased 8.9% to $131.0 million for the second quarter of 2012 compared to $143.8 million for the second quarter of 2011, and increased 7.0% to $273.2 million for the first six months of 2012 compared to $255.3 million in the same period of 2011. One customer in the Water Transmission segment accounted for 11.6% of total net sales in the second quarter of 2012. No single customer accounted for more than 10% of total net sales in the first six months of 2012. One customer in the Tubular Products segment accounted for 13.5% of total net sales in the second quarter of 2011 and 12.3% of total net sales for the first six months of 2011.

Water Transmission sales decreased by 20.7% to $59.1 million in the second quarter of 2012 from $74.5 million in the second quarter of 2011 and decreased 11.7% to $117.5 million in the first six months of 2012 from $133.1 million in the first six months of 2011. The decrease in sales in the second quarter of 2012 compared to the second quarter of 2011 was due to a 19% decrease in tons produced and a 3% decrease in selling prices per ton. The decrease in selling prices per ton in the second quarter of 2012 was due to a 5% decrease in material costs per ton including steel. Lower steel costs generally lead to lower contract values, and therefore lower selling prices per ton as contractors and municipalities are aware of the widely available steel costs and market conditions. The expectation of contractors and municipalities is that the bid values will decrease when steel costs decrease. There have periodically been contracts that allow for price escalations or reductions that move with steel costs. However, once a bid is accepted, there are usually no opportunities to increase our sales price if steel costs increase. Therefore we manage our steel buying where possible to buy ahead of our scheduled production when we expect steel costs will rise and delay steel commitments until closer to production when steel costs are falling. The decrease in sales in the first six months of 2012 compared to the first six months of 2011 was due to a 15% decrease in tons produced, partially offset by a 4% increase in average selling price per ton. The increase in average selling price per ton in the first six months of 2012 was due to the mix of contracts produced in the first six months of 2012 compared to the same period of 2011. The decrease in volume resulted from continued weakness in municipal markets. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 3.8% to $72.0 million in the second quarter of 2012 from $69.3 million in the second quarter of 2011 and increased 27.5% to $155.7 million in the first six months of 2012 from $122.2 million in the same period of 2011. The sales increase in the second quarter of 2012 as compared to the second quarter of 2011 was due to a 1% increase in selling price per ton and a 1% increase in tons sold. We sold 56,500 tons in the second quarter of 2012 as compared to 55,700 tons in the second quarter of 2011. The sales increase in the first six months of 2012 compared to the same period in 2011 was due to a 19% increase in tons sold from 103,200 tons to 122,700 tons and an 8% increase in the average selling price per ton. For the first six months of 2012 compared to the same period in 2011, the most significant increase in demand was the result of increases in natural gas and oil drilling operations, with energy pipe representing 99% of the total Tubular Product volume increase for the first six months of 2012 compared to the same period of 2011. Energy pipe represented 72% of tons sold in the second quarter of 2012 as compared to 71% of tons sold in the second quarter of 2011 and 74% of tons sold for the first six months of 2012 compared to 70% for the same period of 2011. We were able to capitalize on the increase in demand for energy pipe through upgrades made at our Houston, Texas facility to facilitate production of tubing with physical properties suitable for heat treating, and through ongoing expansion projects at our Atchison, Kansas facility.

Gross profit. Gross profit decreased 18.6% to $13.6 million (10.4% of total net sales) in the second quarter of 2012 from $16.7 million (11.6% of total net sales) in the second quarter of 2011 and decreased 4.3% to $30.1 million (11.0% of total net sales) in the first six months of 2012 from $31.4 million (12.3% of total net sales) in the first six months of 2011.

Water Transmission gross profit decreased $3.4 million, or 29.3%, to $8.1 million (13.8% of segment net sales) in the second quarter of 2012 from $11.5 million (15.5% of segment net sales) in the second quarter of 2011. Water Transmission gross profit also decreased in the first six months of 2012 to $17.8 million (15.2% of segment net sales) compared to the same period in the prior year when gross profit was $21.4 million (16.1% of segment net sales). The most significant factor in the reduction in gross margin was the lower volume described above, which had a negative impact on the fixed portion of our cost of goods sold as a percent of sales. In the second quarter of 2012 as compared to the second quarter of 2011, gross profit was negatively impacted by lower selling price per ton. However, selling prices generally move with steel costs and therefore the negative impacts of the decreased selling prices per ton were offset by lower materials costs per ton, including steel, as discussed above. In the first six months of 2012, selling prices increased 4% while materials costs including steel decreased 1% as we were able to opportunistically purchase steel at lower costs than expected.

Gross profit from Tubular Products increased $0.3 million, or 5.6%, to $5.4 million (7.5% of segment net sales) in the second quarter of 2012 from $5.1 million (7.4% of segment net sales) in the second quarter of 2011 and increased 22.1% to $12.2 million (7.9% of segment net sales) in the first six months of 2012 from $10.0 million (8.2% of segment net sales) in the first six months of 2011. As noted above, demand for our Tubular Products has continued to remain strong, particularly for our energy products, which had sales revenue of $49.0 million in the second quarter of 2011 and increased 12% to $54.6 million in the second quarter of 2012, and sales revenue of $83.5 million in the first six months of 2011 and increased 47% to $123.1 million in the first six months of 2012. Margins were positively impacted by lower material costs per ton of 2% in the first six months of 2012 compared to the first six months of 2011. The increase in volume contributed to the increase in total gross profit in 2012, but the gross profit as a percentage of segment sales was negatively impacted by higher inventory costs flowing through from the fourth quarter of 2011. These higher inventory costs resulted from planned downtime, particularly at our Atchison, Kansas facility in December 2011 to install equipment related to our capacity expansion projects. We also had planned downtime in our Atchison facility in May 2012 to complete our previously announced expansion project which negatively impacted our margins in the second quarter of 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.6 million (5.0% of total net sales) in the second quarter of 2012 and $5.6 million (3.9% of total net sales) in the second quarter of 2011 and increased to $13.9 million (5.1% of total net sales) in the first six months of 2012 from $12.9 million (5.1% of total net sales) in the same period of 2011. The increase in the second quarter of 2012 as compared to the second quarter of 2011 was driven by a $0.7 million increase in wages and benefits and an increase of $0.4 million in stock based compensation expense. In addition, insurance proceeds related to our previous accounting investigation resulted in a net credit of $0.1 million in the second quarter of 2012 as compared to a net credit of $1.5 million in the second quarter of 2011. These were offset by a decrease in Tubular Product sales commission expense of $0.4 million following the termination of an external sales group for energy pipe sales, and a decrease in bonus expense of $1.4 million. The increase in the first six months of 2012 compared to the same period of the prior year was largely driven by insurance proceeds related to our previous accounting investigation, which resulted in a net credit of $0.6 million in the first six months of 2011 as compared to a net expense of $0.2 million in the first six months of 2012. Professional fees also increased $0.7 million related to the work performed for our 2011 restatement. Further, there was a $0.7 million increase in wages and benefits and an increase of $0.7 million in stock based compensation expense. These were offset by a decrease in Tubular Product sales commission expense of $0.9 million following the termination of an external sales group for energy pipe sales, and a decrease in bonus expense of $1.3 million.

Interest expense. Interest expense was $1.5 million in the second quarter of 2012 and $2.6 million in the second quarter of 2011 and $3.2 million in the first six months of 2012 and $5.2 million in the first six months of 2011. Lower average borrowings and lower average interest rates decreased interest expense in the second quarter of 2012 compared to the second quarter of 2011. Average borrowings and average interest rates were also lower in the first six months of 2012 compared to the same period in 2011, which decreased interest expense in the first six months of 2012 compared to 2011.

Income Taxes. The tax provision was $1.9 million in the second quarter of 2012 (an effective tax rate of 34.8%) compared to $3.3 million in the second quarter of 2011 (an effective tax rate of 39.5%) and $4.7 million in the first six months of 2012 (an effective tax rate of 36.2%) compared to $5.1 million in the first six months of 2011 (an effective tax rate of 39.1%). Our effective rate for the six months ended June 30, 2012 and 2011 exceeds our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the respective years.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the six months ended June 30, 2012 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of June 30, 2012, our working capital (current assets minus current liabilities) was $112.7 million as compared to $170.6 million as of December 31, 2011. The primary reason for the reduction in working capital was the movement of our note payable to financial institution from long-term liabilities to current liabilities and increases in our accounts payable and accrued liabilities.

Net cash provided by operating activities in the first six months of 2012 was $24.4 million. This was primarily the result of fluctuations in working capital including decreases in receivables and increases in payables, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. This was further offset by increases in our inventory balances. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first six months of 2012 was $8.1 million, primarily for capital expenditures for storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants. Capital expenditures in 2012 are expected to be approximately $22 million to $25 million for standard capital replacement and recently announced strategic investment projects. These projects include expansion at our Saginaw plant, which will enable production of pipe up to 126” diameter as well as to increase overall capacity, and the installation of an additional horizontal accumulator at our Atchison plant.

Net cash used in financing activities in the first six months of 2012 was $16.5 million, which resulted primarily from repayments under our Credit Agreement and Note Purchase Agreement totaling $86.1 million, partially offset by net borrowings of $71.8 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements through the expiration of the credit agreement on April 30, 2013. We anticipate refinancing our credit agreement during the second half of 2012. We also expect to continue to rely on cash generated from operations or funds available from our line of credit to make required principal payments on our long-term debt during 2012. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at June 30, 2012: a $115.0 million Credit Agreement, under which $52.0 million was outstanding; $4.3 million of Series A Term Notes, $3.0 million of Series B Term Notes, $4.3 million of Series C Term Notes and $1.9 million of Series D Term Notes.

The Credit Agreement bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. We were able to borrow at LIBOR plus 2.5% under the credit agreement at June 30, 2012. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. During the first quarter of 2012, the Company entered into an amendment to the Company’s Credit Agreement which extended the expiration date to April 30, 2013, set aggregate commitments of the lenders at $115 million, waived compliance with certain covenants as of December 31, 2011, and made certain changes in the definition, method of calculation and amounts of certain covenants. The credit facility bore interest at a weighted average rate of 3.14% during the first six months of 2012. At June 30, 2012 we had $59.8 million available under the credit facility, net of outstanding letters of credit.

The Series A Term Notes in the principal amount of $4.3 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $3.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $4.3 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $1.9 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $14.1 million in capital lease obligations outstanding at June 30, 2012. The weighted average interest rate on all of our capital leases is 7.74%. Our capital leases are for certain equipment used in the manufacturing process, with $7.2 million of our capital leases outstanding as of June 30, 2012 representing an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of June 30, 2012, $0.9 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of June 30, 2012 are below.

•	The Consolidated Senior Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of June 30, 2012 is 1.66:1.0.

•	The Consolidated Total Leverage Ratio must not be greater than 4.0:1.0. Our ratio as of June 30, 2012 is 1.66:1.0.

•	The Consolidated Tangible Net Worth must be greater than $204.1 million. Our Tangible Net Worth as of June 30, 2012 is $229.5 million.

•	The Asset Coverage Ratio cannot be less than 1.0:1.0. Our ratio as of June 30, 2012 is 1.85:1.0.

•	The Consolidated Rental and Operating Lease Expense to Consolidated Revenue Ratio must not be greater than 6.0%. Our ratio as of June 30, 2012 is 0.6%.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at June 30, 2012 is 1.89:1.0

•	The Minimum Consolidated EBITDA must not be less than $42 million. Our Consolidated EBITDA as of June 30, 2012 is $47.9 million.

As of June 30, 2012, we are in compliance with all financial covenants.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our covenants through the expiration of the Credit Agreement on April 30, 2013.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described below under “Plans for Remediation of Material Weaknesses,” we are dedicating significant resources to support our efforts to improve the effectiveness of our control activities and to remedy the control weaknesses described herein.

Management’s Report on Internal Control over Financial Reporting

In connection with management's assessment of our internal control over financial reporting described in our 2011 Form 10-K, management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2011:

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

The material weaknesses described above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although we did not identify a material misstatement in 2012 which resulted from these deficiencies, management does not believe that the controls in place as of June 30, 2012 are sufficiently designed and effectively operating to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management are adding resources and developing and implementing new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of June 30, 2012.

We have developed a remediation plan (the “Remediation Plan”) to address the material weaknesses for each of the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•

Define and assess each material weakness: ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency. This work is almost completed;

•

Design and evaluate a remediation action for each material weakness for each affected area: validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required. This work will be completed by the end of the third quarter of 2012;

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps;

•	Test and measure the design and effectiveness of the remediation actions; test and provide feedback on the design and operating effectiveness of the controls, and;

•	Review and acceptance of completion of the remediation effort by management.

The Remediation Plan is being administered by our Director of Compliance and Controls and involves key leaders from across the organization, including the CEO and CFO. Each specific area of action within the Remediation Plan has been assigned an owner who is coordinating the resources required for timely completion of the remediation activities. The Director of Compliance and Controls is reporting quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the Remediation Plan.

We have taken steps to improve the effectiveness of our internal control over financial reporting; however, we have not completed the corrective processes and procedures identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by management including the use of compensating control procedures and employ any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

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

Item 6. Exhibits

(a)	The exhibits filed as part of this Report are listed below:

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.2	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2012

NORTHWEST PIPE COMPANY

By:	/s/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer
(Principal Financial Officer)