Form 10-Q
period 2012-09-30
NORTHWEST PIPE CO
filed 2012-11-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,382,944
(Class)	(Shares outstanding at November 5, 2012)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$28	$182
Trade and other receivables, less allowance for doubtful accounts of $1,221 and $1,650	70,980	69,894
Costs and estimated earnings in excess of billings on uncompleted contracts	57,323	38,029
Inventories	131,679	107,169
Refundable income taxes	4,982	—
Deferred income taxes	4,886	6,391
Prepaid expenses and other	1,302	5,258

Total current assets	271,180	226,923
Property and equipment, net	150,702	152,846
Goodwill	20,478	20,478
Other assets	12,680	13,126

Total assets	$455,040	$413,373

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	5,714	5,714
Current portion of capital lease obligations	3,266	3,358
Accounts payable	24,421	20,248
Accrued liabilities	51,734	19,175
Billings in excess of costs and estimated earnings on uncompleted contracts	8,757	7,814

Total current liabilities	93,892	56,309
Note payable to financial institution	58,289	62,000
Long-term debt, less current portion	7,786	12,071
Capital lease obligations, less current portion	10,024	12,347
Deferred income taxes	19,655	20,588
Other long-term liabilities	11,300	9,791

Total liabilities	200,946	173,106

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,382,994 and 9,353,201 shares issued and outstanding	94	94
Additional paid-in-capital	111,372	109,348
Retained earnings	144,871	133,137
Accumulated other comprehensive loss	(2,243)	(2,312)

Total stockholders’ equity	254,094	240,267

Total liabilities and stockholders’ equity	$455,040	$413,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$115,099	$139,265	$388,315	$394,524
Cost of sales	103,499	122,751	346,638	346,571

Gross profit	11,600	16,514	41,677	47,953
Selling, general and administrative expense	7,571	6,467	21,499	19,359

Operating income	4,029	10,047	20,178	28,594
Other expense	49	950	51	1,347
Interest income	(35)	(4)	(122)	(27)
Interest expense	1,305	2,247	4,471	7,440

Income before income taxes	2,710	6,854	15,778	19,834
(Benefit from) provision for income taxes	(686)	3,570	4,044	8,641

Net income	$3,396	$3,284	$11,734	$11,193

Basic earnings per share	$0.36	$0.35	$1.25	$1.20

Diluted earnings per share	$0.36	$0.35	$1.24	$1.20

Shares used in per share calculations:
Basic	9,383	9,346	9,375	9,326

Diluted	9,499	9,373	9,458	9,359

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,396	$3,284	$11,734	$11,193

Other comprehensive income (loss):
Pension liability adjustment, net of tax	59	44	254	132
Deferred gain (loss) on cash flow derivatives, net of tax	(168)	253	(185)	377

Other comprehensive income (loss)	(109)	297	69	509

Comprehensive income	$3,287	$3,581	$11,803	$11,702

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$11,734	$11,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,666	10,703
Amortization of intangible assets	—	50
Allowance on notes receivable	—	4,071
Provision for doubtful accounts	(429)	(33)
Equity in earnings of unconsolidated subsidiary, net of dividends received	—	394
Amortization of debt issuance costs	1,119	1,532
Deferred income taxes	572	1,041
Loss on disposal of property and equipment	455	180
Gain on sale of business	—	(2,887)
Stock based compensation expense	2,199	519
Unrealized loss (gain) on foreign currency forward contracts	353	(804)
Changes in operating assets and liabilities:
Trade and other receivables, net	(657)	(21,468)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(18,351)	(5,801)
Inventories	(24,078)	(14,549)
Refundable income taxes	(4,982)	15,099
Prepaid expenses and other assets	4,099	1,087
Accounts payable	4,562	(1,333)
Accrued and other liabilities	33,937	10,508

Net cash provided by operating activities	22,199	9,502

Cash Flows From Investing Activities:
Additions to property and equipment	(11,277)	(11,496)
Proceeds from sale of business	—	13,727
Proceeds from the sale of property and equipment	1,054	96
Issuance of note receivable	(1,000)	—
Other investing activities	—	800

Net cash provided by (used in) investing activities	(11,223)	3,127

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	37	146
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(212)	(51)
Payments on long-term debt	(4,286)	(4,286)
Borrowings under note payable to financial institution	109,300	109,050
Payments on note payable to financial institution	(113,011)	(115,050)
Payments on capital lease obligations	(2,557)	(2,417)
Payments of debt amendment costs	(401)	—

Net cash used in financing activities	(11,130)	(12,608)

Change in cash and cash equivalents	(154)	21
Cash and cash equivalents, beginning of period	182	51

Cash and cash equivalents, end of period	$28	$72

Non-cash investing activity:
Escrow account related to capital lease financing	$898	$2,726
Accrued property and equipment purchases	1,284	1,834
Capital lease additions	142	—

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2012.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Short-term inventories:
Raw materials	$67,040	$65,511
Work-in-process	13,090	3,543
Finished goods	48,473	35,000
Supplies	3,076	3,115

	131,679	107,169

Long-term inventories:
Finished goods	2,125	2,401

Total inventories	$133,804	$109,570

Long-term inventories are recorded in other assets. The lower of cost or market adjustment was $2.3 million at September 30, 2012 and $3.4 million at December 31, 2011.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at
Description	September 30, 2012	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$898	$898	$—	$—
Deferred compensation plan assets	5,122	5,122	—	—

Total Assets	$6,020	$6,020	$—	$—

Financial Liabilities
Derivatives	$(641)	$—	$(641)	$—

	Balance at
Description	December 31, 2011	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,575	4,575	—	—
Derivatives	153	—	153	—

Total Assets	$5,625	$5,472	$153	$—

Financial Liabilities
Derivatives	$(108)	$—	$(108)	$—

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $12.6 million and the carrying value was $13.5 million at September 30, 2012, and $16.1 million with a carrying value of $17.8 million at December 31, 2011.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. There were no impairment charges taken during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, we recognized $0.9 million and $4.1 million, respectively, of impairment charges on loans receivable. All loans receivable are categorized as Level 3 in the fair value hierarchy.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of September 30, 2012 and December 31,

2011, the total notional amount of the derivative contracts not designated as hedges was $1.9 million (CAD$1.8 million) and $1.5 million (CAD$1.5 million), respectively. As of September 30, 2012 and December 31, 2011, the total notional amount of the derivative contracts designated as hedges was $14.2 million (CAD$14.0 million) and $8.5 million (CAD$8.6 million), respectively.

For each derivative contract for which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities not longer than 12 months at September 30, 2012, except one contract with a notional value of $4.8 million (CAD$4.7 million) which has a remaining maturity of 18 months.

The balance sheet location and the fair values of derivative instruments are (in thousands):

	September 30,	December 31,
Foreign Currency Forward Contracts	2012	2011
Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$—	$66
Derivatives not designated as hedging instruments
Prepaid expenses and other	—	87

Total assets	$—	$153

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$428	$23
Derivatives not designated as hedging instruments
Accrued liabilities	213	85

Total liabilities	$641	$108

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and nine months ended September 30, 2012 and September 30, 2011 are (in thousands):

		Pretax Gain (Loss) Recognized in Comprehensive Income on Effective Portion of Derivative
		Three months ended		Nine months ended
		September 30,		September 30,
		2012	2011	2012	2011
Derivatives in Cash Flow Hedging
Relationships
Foreign currency forward contracts		$(300)	$357	$(352)	$4

		Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
		Three months ended		Nine months ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Derivatives in Cash Flow Hedging
Relationships
Foreign currency forward contracts	Net sales	$(27)	$(52)	$(19)	$(558)

		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
		Three months ended		Nine months ended
		September 30,		September 30,
	Location	2012	2011	2012	2011
Derivatives in Cash Flow Hedging
Relationships
Foreign currency forward contracts	Net sales	$(44)	$(15)	$(138)	$(72)

At September 30, 2012, there is $0.3 million of unrealized pretax loss on outstanding derivatives accumulated in other comprehensive loss, the majority of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three and nine months ended September 30, 2012, the gains and losses from our derivative contracts not designated as hedging instruments recognized in net sales were a loss of $0.3 million and a loss of $0.4 million, respectively. For the three and nine months ended September 30, 2011, gains from our derivative contracts not designated as hedging instruments recognized in net sales were $0.9 million and $0.3 million, respectively.

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

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties participated in an initial settlement mediation on January 30, 2012. On July 19, 2012 the parties participated in a second settlement mediation at which the parties agreed, subject to court approval, to settle all of the plaintiff’s claims for $12.5 million. All of this amount will be paid by the Company’s insurers with the exception of $200,000 in retention which was expensed in the second quarter of 2010 and $200,000 which was expensed in the second quarter of 2012. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables.

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

An amended complaint in the Ruggles action was filed on November 10, 2011, and the defendants responded to the complaint by filing a motion to dismiss. The derivative parties participated in both of the settlement mediations described above. At the mediation on July 19, 2012, the parties agreed, subject to court approval, to settle all of the derivative plaintiff’s claims in all of the above-described derivative actions, with the Company agreeing to make certain corporate governance modifications and pay plaintiffs the amount of $750,000 for plaintiffs’ attorneys’ fees. All of this amount will be paid by the Company’s insurers. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables.

SEC Investigation

On March 8, 2010, the staff of the Enforcement Division of the SEC advised our counsel that they had obtained a formal order of investigation with respect to matters which resulted in the restatement of our financial statements completed in November of 2010. We are cooperating fully with the SEC in connection with these matters. We cannot predict if, when or how they will be resolved or what, if any, actions we may be required to take as part of any resolution of these matters. Any action by the SEC or other governmental agency could result in civil or criminal sanctions against us and/or certain of our current and former officers, directors and employees. It is not possible to predict the outcome of the investigation at this time. Therefore, we have not accrued any charges related to this investigation.

Other Matters

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the U.S. Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (RI/FS) of the Portland Harbor is currently being directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”). The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation was submitted to the EPA by the LGW in fall of 2011. The draft feasibility study was submitted in March 2012.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by ODEQ. The Company performed Remedial Investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOC’s in Groundwater in May 2012. At September 30, 2012, the ODEQ was still reviewing the revised report.

Also, based on sampling associated with the Portland facility’s remedial investigation and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which ODEQ approved in August 2010. The Company has completed the approved remediation plan which has included excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011), an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011), a storm water filtration system (completed in the first quarter of 2012), and paving any permeable surfaces (completed in the second quarter of 2012). The Company has spent approximately $2.0 million in 2012 to complete the work specified in the Work Plans.

During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered. At the request of ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to ODEQ in the third quarter of 2012. As of the end of September 2012, the Company is still awaiting comments from ODEQ.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of September 30, 2012.

All Sites

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.2 million at September 30, 2012. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$63,487	$76,953	$180,968	$210,057
Tubular Products	51,612	62,312	207,347	184,467

Total	$115,099	$139,265	$388,315	$394,524

Gross profit:
Water Transmission	$9,681	$13,345	$27,529	$34,770
Tubular Products	1,919	3,169	14,148	13,183

Total	$11,600	$16,514	$41,677	$47,953

Operating income (loss):
Water Transmission	$6,969	$10,747	$21,123	$28,150
Tubular Products	1,134	2,349	11,981	10,502
Corporate	(4,074)	(3,049)	(12,926)	(10,058)

Total	$4,029	$10,047	$20,178	$28,594

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of sales	$145	$4	$287	$13
Selling, general and administrative expenses	780	67	1,912	506

Total	$925	$71	$2,199	$519

As of September 30, 2012, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units and performance awards was $4.0 million which is expected to be recognized over a weighted average period of 1.7 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2012 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2012	71,597	$21.26
Options granted	—
Options exercised or exchanged	(24,597)	17.58
Options canceled	—

Balance, September 30, 2012	47,000	23.19	5.11	$144

Exercisable, September 30, 2012	47,000	23.19	5.11	$144

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the nine months ended September 30, 2012 was $0.1 million.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s restricted stock units and performance awards as of September 30, 2012 and changes during the nine months then ended is presented below:

	Number of Restricted Stock Units and Performance Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock units and performance awards at January 1, 2012	193,981	$24.41
Restricted stock units and performance awards granted	115,306	29.06
Restricted stock units and performance awards vested	(26,840)	23.13
Restricted stock units and performance awards canceled	(35,215)	29.02

Unvested restricted stock units and performance awards at September 30, 2012	247,232	26.06

Restricted stock units (RSUs) and performance stock awards (PSAs) are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of restricted stock units and performance awards at September 30, 2012 includes approximately 174,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the nine months ended September 30, 2012 and 2011, stock awards of 4,807 and 6,261 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $23.40 and $25.15 in 2012 and 2011, respectively.

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

The Company had $3.4 million and $0.3 million of unrecognized tax benefits at September 30, 2012 and December 31, 2011, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will change by approximately $2.1 million in the following twelve months, related to certain matters arising from issues identified by the examination of the Internal Revenue Service and the Company’s defined benefit pension plans; however, actual results could differ from those currently expected.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax benefit rate of 25.3% and an estimated effective tax rate of 25.6%, respectively, for the three and nine month periods ended September 30, 2012, and estimated effective tax rates of 52.1% and 43.6%, respectively, for the three and nine month periods ended September 30, 2011. During the third quarter of 2012, the Company performed a research and development tax credit study for fiscal years 2010 through 2011. The Company recorded a net tax benefit of $1.8 million resulting from this study in the third quarter of 2012. Combined with the operating results for the quarter, the Company’s effective rates for the three and nine months ended September 30, 2012 were therefore less than our federal statutory rate of 35%. Our effective rates for the three and nine months ended September 30, 2011 exceeded our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the respective years.

9.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding were calculated as follows for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (in thousands)	$3,396	$3,284	$11,734	$11,193

Basic weighted-average common shares outstanding	9,382,994	9,346,397	9,375,457	9,326,070
Effect of potentially dilutive common shares(1)	115,741	26,997	82,231	33,188

Diluted weighted-average common shares outstanding	9,498,735	9,373,394	9,457,688	9,359,258

Earnings per common share:
Earnings per basic common share	$0.36	$0.35	$1.25	$1.20
Earnings per diluted common share	$0.36	$0.35	$1.24	$1.20
Antidilutive shares not included in diluted common share calculation	96,480	10,000	120,480	16,261

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

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

11.	Subsequent Events

On October 24, 2012, the Company entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement amends, supersedes, and restates the Credit Agreement dated May 31, 2007 (the “Credit Agreement”), and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $165 million. In addition, the Amended Credit Agreement reflects reductions in the interest rates charged on outstanding balances and a reduction in the number of financial covenants. The Amended Credit Agreement will bear interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. The Amended Credit Agreement will expire on October 24, 2017. Borrowings under the Amended Credit Agreement are secured by substantially all of the Company’s accounts receivable, inventory and certain equipment.

On October 24, 2012, the Company entered into a Ninth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement (the “Note Purchase Agreement”), which reflects changes in certain financial covenant requirements to generally conform to the Amended Credit Agreement.

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from seven manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Pleasant Grove, Utah; and Monterrey, Mexico. During the second quarter of 2012, we began shutting down production at our Pleasant Grove facility and transferring its equipment to other manufacturing locations. The land and buildings at the Pleasant Grove location are leased. Our Water Transmission Group accounted for approximately 47% of net sales in the first nine months of 2012.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near-term, we expect strained municipal budgets will continue to impact the Water Transmission Group, although increased infrastructure needs in Colorado and Texas and drought-related projects in Texas, including the Lake Texoma project announced in July 2012, will help offset the effects of strained municipal budgets in other parts of the United States.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. We currently make pipe for a wide variety of uses, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 53% of net sales in the first nine months of 2012.

We believe the greatest long-term potential for significant sales growth in our Tubular Products Group is through our energy products. In the energy markets, drilling activity as represented by rig counts has decreased over the third quarter of 2012 and is expected to hold relatively steady through the remainder of 2012 and into the first half of 2013. In the near term, we expect our energy sales to decline in volume as imports have increased significantly, natural gas prices are low, and we believe uncertain steel prices have caused pipe buyers to delay their inventory replenishment activity.

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

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended September 30, 2012		Three months ended September 30, 2011
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$63,487	55.2%	$76,953	55.3%
Tubular Products	51,612	44.8	62,312	44.7

Total net sales	115,099	100.0	139,265	100.0
Cost of sales	103,499	89.9	122,751	88.1

Gross profit	11,600	10.1	16,514	11.9
Selling, general and administrative expense	7,571	6.6	6,467	4.6

Operating income	4,029	3.5	10,047	7.3
Other expense	49	0.0	950	0.7
Interest income	(35)	(0.0)	(4)	(0.0)
Interest expense	1,305	1.1	2,247	1.6

Income before income taxes	2,710	2.4	6,854	5.0
(Benefit from) provision for income taxes	(686)	(0.6)	3,570	2.6

Net income	$3,396	3.0%	$3,284	2.4%

Gross profit as a percentage of segment net sales:
Water Transmission		15.2%		17.3%
Tubular Products		3.7		5.1

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$180,968	46.6%	$210,057	53.2%
Tubular Products	207,347	53.4	184,467	46.8

Total net sales	388,315	100.0	394,524	100.0
Cost of sales	346,638	89.3	346,571	87.8

Gross profit	41,677	10.7	47,953	12.2
Selling, general and administrative expense	21,499	5.5	19,359	4.9

Operating income	20,178	5.2	28,594	7.3
Other expense	51	0.0	1,347	0.3
Interest income	(122)	(0.0)	(27)	(0.0)
Interest expense	4,471	1.2	7,440	1.9

Income before income taxes	15,778	4.0	19,834	5.1
Provision for income taxes	4,044	1.0	8,641	2.2

Net income	$11,734	3.0%	$11,193	2.9%

Gross profit as a percentage of segment net sales:
Water Transmission		15.2%		16.6%
Tubular Products		6.8		7.1

Three Months and Nine Months Ended September 30, 2012 Compared to Three Months and Nine Months Ended September 30, 2011

Net sales. Net sales decreased 17.4% to $115.1 million for the third quarter of 2012 compared to $139.3 million for the third quarter of 2011, and decreased 1.6% to $388.3 million for the first nine months of 2012 compared to $394.5 million in the same period of 2011. One customer in the Water Transmission segment accounted for 16.3% of total net sales in the third quarter of 2012. One customer in the Water Transmission segment accounted for 10.3% of total net sales in the third quarter of 2011. No single customer accounted for more than 10% of total net sales in the first nine months of 2012 or the first nine months of 2011.

Water Transmission sales decreased by 17.5% to $63.5 million in the third quarter of 2012 from $77.0 million in the third quarter of 2011 and decreased 13.8% to $181.0 million in the first nine months of 2012 from $210.1 million in the first nine months of 2011. The decrease in sales in the third quarter of 2012 compared to the third quarter of 2011 was due to a 2% decrease in tons produced and a 16% decrease in selling prices per ton. The decrease in selling prices per ton in the third quarter of 2012 was due to an 11% decrease in material costs per ton including steel. Lower steel costs generally lead to lower contract values, and therefore lower selling prices per ton as contractors and municipalities are aware of the widely available steel costs and market conditions. The expectation of contractors and municipalities is that the bid values will decrease when steel costs decrease. There have periodically been contracts that allow for price escalations or reductions that move with steel costs. However, once a bid is accepted, there are usually no opportunities to increase our sales price if steel costs increase. Therefore we manage our costs where possible by buying steel ahead of our scheduled production when we expect steel costs will rise and by delaying steel commitments until closer to production when steel costs are falling. The decrease in sales in the first nine months of 2012 compared to the first nine months of 2011 was due to a 10% decrease in tons produced and a 4% decrease in average selling price per ton. The decrease in selling prices per ton in the first nine months of 2012 was due to a 5% decrease in material costs per ton including steel. Further, the decrease in average selling price per ton in both the third quarter of 2012 and the first nine months of 2012 was due to the mix of contracts produced as compared to the same periods of 2011. The decrease in volume resulted from continued weakness in municipal markets. With the production of the Lake Texoma project announced in July 2012, we expect production levels will increase from the levels in the third quarter of 2012 for the near term. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales decreased 17.2% to $51.6 million in the third quarter of 2012 from $62.3 million in the third quarter of 2011 and increased 12.4% to $207.3 million in the first nine months of 2012 from $184.5 million in the same period of 2011. The sales decrease in the third quarter of 2012 as compared to the third quarter of 2011 was due to an 18% decrease in tons sold partially offset by a 2% increase in selling price per ton. We sold 42,900 tons in the third quarter of 2012 as compared to 52,100 tons in the third quarter of 2011. Increased imports of energy pipe, recent decreases in rig counts, low natural gas prices, and volatility of steel prices have negatively impacted sales volumes, particularly in energy pipe. Energy pipe sales decreased 20% from 36,900 tons to 29,500 tons in the third quarter of 2012, and represented 69% of tons sold in the third quarter of 2012 as compared to 71% of tons sold in the third quarter of 2011. The sales increase in the first nine months of 2012 compared to the same period in 2011 was due to a 7% increase in tons sold from 155,300 tons to 166,800 tons and a 6% increase in the average selling price per ton. For the first nine months of 2012 compared to the same period in 2011, the most significant increase in demand was the result of increases in natural gas and oil drilling operations, with energy pipe representing all of the total Tubular Product volume increase for the first nine months of 2012 compared to the same period of 2011. Energy pipe represented 73% of tons sold for the first nine months of 2012 compared to 70% for the same period of 2011. The increase in selling price for both the three months and nine months ended September 30, 2012 as compared to the same periods of 2011 was due to an increase in line pipe and value added oil country tubular goods (“OCTG”) product sales within total energy pipe sales. Line pipe and value added OCTG products sell at a higher price per ton for energy pipe product lines.

Gross profit. Gross profit decreased 29.8% to $11.6 million (10.1% of total net sales) in the third quarter of 2012 from $16.5 million (11.9% of total net sales) in the third quarter of 2011 and decreased 13.1% to $41.7 million (10.7% of total net sales) in the first nine months of 2012 from $48.0 million (12.2% of total net sales) in the first nine months of 2011.

Water Transmission gross profit decreased $3.7 million, or 27.5%, to $9.7 million (15.2% of segment net sales) in the third quarter of 2012 from $13.3 million (17.3% of segment net sales) in the third quarter of 2011. Water Transmission gross profit also decreased in the first nine months of 2012 to $27.5 million (15.2% of segment net sales) compared to the same period in the prior year when gross profit was $34.8 million (16.6% of segment net sales). The most significant factor in the reduction in gross margin was the lower volume described above, which had a negative impact on the fixed portion of our cost of goods sold as a percent of sales. In the third quarter of 2012 as compared to the third quarter of 2011, gross profit was negatively impacted by lower selling price per ton. However, selling prices generally move with steel costs and therefore the negative impacts of the decreased selling prices per ton were partially offset by lower materials costs per ton, including steel, as discussed above. In the first nine months of 2012, the decline in selling prices was offset by a corresponding decline in material costs including steel as discussed above.

Gross profit from Tubular Products decreased $1.3 million, or 39.4%, to $1.9 million (3.7% of segment net sales) in the third quarter of 2012 from $3.2 million (5.1% of segment net sales) in the third quarter of 2011 and increased 7.3% to $14.1 million (6.8% of segment net sales) in the first nine months of 2012 from $13.2 million (7.1% of segment net sales) in the first nine months of 2011. As noted above, demand for our Tubular Products weakened during the third quarter of 2012, particularly for our energy products, which had sales revenue of $47.5 million in the third quarter of 2011 and decreased 17% to $39.3 million in the third quarter of 2012. For the first nine months of 2012, demand for energy products was higher than for the first nine months of 2011, which had sales revenue of $164.1 million and $131.0 million, respectively. The increase in volume contributed to the increase in total gross profit in 2012, but the gross margin was negatively impacted by higher inventory costs flowing through from the fourth quarter of 2011. These higher inventory costs resulted from planned downtime, particularly at our Atchison, Kansas facility in December 2011 and May 2012 to install equipment related to our previously announced capacity expansion projects.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.6 million (6.6% of total net sales) in the third quarter of 2012 and $6.5 million (4.6% of total net sales) in the third quarter of 2011 and increased to $21.5 million (5.5% of total net sales) in the first nine months of 2012 from $19.4 million (4.9% of total net sales) in the same period of 2011. The increase in the third quarter of 2012 as compared to the third quarter of 2011 was driven by an increase of $0.7 million in stock based compensation expense, an increase of $0.3 million in wages and benefits, and an increase of $0.2 million in outside services. The increase in the first nine months of 2012 compared to the same period of the prior year was largely driven by an increase of $1.4 million in stock based compensation expense, an increase of $1.0 in wages and benefits, an increase of $0.8 million in professional fees related to the work performed for our 2011 restatement, and an increase of $0.3 million in outside services. In addition, due to the timing of insurance reimbursements, we had a net credit of $0.4 million in the first nine months of 2011 as compared to a net expense of $0.2 million in the first nine months of 2012 related to our previous accounting investigation. These changes were partially offset by a decrease in bonus expense of $1.8 million during the first nine months of 2012.

Other Expense. Other expenses were $0.1 million in the third quarter of 2012 and $1.0 million in the third quarter of 2011 and $0.1 million in the first nine months of 2012 and $1.3 million in the first nine months of 2011. The decrease in the third quarter and first nine months of 2012 from the same period in 2011 was due to one-time transactions in 2011 including an allowance of $4.1 million taken on notes receivable in the first nine months of 2011, partially offset by a $2.9 million gain on the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas recognized in the second quarter of 2011.

Interest expense. Interest expense was $1.3 million in the third quarter of 2012 and $2.2 million in the third quarter of 2011 and $4.5 million in the first nine months of 2012 and $7.4 million in the first nine months of 2011. Lower average borrowings and lower average interest rates decreased interest expense in the third quarter of 2012 compared to the third quarter of 2011. Average borrowings and average interest rates were also lower in the first nine months of 2012 compared to the same period in 2011, which decreased interest expense in the first nine months of 2012 compared to 2011.

Income Taxes. The tax benefit was $0.7 million in the third quarter of 2012 (an effective tax benefit rate of 25.3%) compared to tax expense of $3.6 million in the third quarter of 2011 (an effective tax rate of 52.1%). The tax expense was $4.0 million in the first nine months of 2012 (an effective tax rate of 25.6%) compared to $8.6 million in the first nine months of 2011 (an effective tax rate of 43.6%). During the third quarter of 2012, we performed a research and development tax credit study for fiscal years 2010 through 2011. We recorded a net tax benefit of $1.8 million resulting from this study in the third quarter of 2012. Combined with our operating results for the quarter, our effective rates for the three and nine months ended September 30, 2012 were therefore less than our federal statutory rate of 35%. Our effective rates for the three and nine months ended September 30, 2011 exceeded our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the respective years.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2012 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of September 30, 2012, our working capital (current assets minus current liabilities) was $177.3 million as compared to $170.6 million as of December 31, 2011. The primary reasons for the increase in working capital were increases in our inventories and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in our accounts payable and accrued liabilities.

Net cash provided by operating activities in the first nine months of 2012 was $22.2 million. This was the result of net income, depreciation, and fluctuations in working capital including increases in accrued liabilities, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts, which result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. This was further offset by increases in our inventory balances. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the life cycle of a Water Transmission segment project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net cash used in investing activities in the first nine months of 2012 was $11.2 million, primarily for capital expenditures for storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants. Capital expenditures in 2012 are expected to be approximately $18 million to $22 million for standard capital replacement and recently announced strategic investment projects. These projects include expansion at our Saginaw plant, which will enable production of pipe up to 126” diameter as well as increase overall capacity, and the installation of an additional horizontal accumulator at our Atchison plant.

Net cash used in financing activities in the first nine months of 2012 was $11.1 million, which resulted primarily from repayments under our Credit Agreement and Note Purchase Agreement totaling $117.3 million, partially offset by net borrowings of $109.3 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for the forseeable future. As discussed in Part I—Item 1, “Financial Statements” of this Form 10-Q, the Amended Credit Agreement signed on October 24, 2012 will expire on October 24, 2017. We also expect to continue to rely on cash generated from operations or funds available from our line of credit to make required principal payments on our long-term debt during 2012. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at September 30, 2012: a $115.0 million Credit Agreement, under which $58.3 million was outstanding; $4.3 million of Series A Term Notes, $3.0 million of Series B Term Notes, $4.3 million of Series C Term Notes and $1.9 million of Series D Term Notes.

The Credit Agreement bears interest at rates related to LIBOR plus 2.50% to 4.50%, or the lending institution’s prime rate, plus 1.50% to 3.50%. We were able to borrow at LIBOR plus 2.5% under the Credit Agreement at September 30, 2012. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. On October 24, 2012, the Company entered into the Amended Credit Agreement, which amends, supersedes and restates the Credit Agreement dated May 31, 2007, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $165 million. In addition, the Amended Credit Agreement reflects reductions in the interest rates charged on outstanding balances and a reduction in the number of financial covenants. These covenants are calculated for the quarter ended September 30, 2012. The Amended Credit Agreement will bear interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Amended Credit Agreement will expire on October 24, 2017. At September 30, 2012 we had $53.5 million available under the Credit Agreement, net of outstanding letters of credit, and under the Credit Agreement, interest was at a weighted average rate of 3.13% during the first nine months of 2012.

The Series A Term Note in the principal amount of $4.3 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $3.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $4.3 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $1.9 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment. On October 24, 2012, the Company entered into a Ninth Amendment to the Note Purchase Agreement, which reflects changes in certain financial covenant requirements to generally conform to the Amended Credit Agreement.

We had a total of $13.3 million in capital lease obligations outstanding at September 30, 2012. The weighted average interest rate on all of our capital leases is 7.71%. Our capital leases are for certain equipment used in the manufacturing process, with $6.9 million of our capital leases outstanding as of September 30, 2012 representing an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing

Arrangement. As of September 30, 2012, $0.9 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Amended Credit Agreement.

The Amended Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Amended Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of September 30, 2012 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of September 30, 2012 is 2.11:1.0.

•	The Consolidated Tangible Net Worth must be greater than $200.0 million. Our Tangible Net Worth as of September 30, 2012 is $233.6 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at September 30, 2012 is 1.64:1.0

As of September 30, 2012, we are in compliance with all financial covenants.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our covenants for the next twelve months.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. As described below, management has identified material weaknesses in our internal controls over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our CEO and CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the quarter ending September 30, 2012, we made changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. Changes to the internal controls have been developed and implemented in accordance with our “Plans for Remediation of Material Weaknesses” as disclosed in our 2011 Form 10-K. The changes can be summarized below:

•

We have enhanced our review controls through the implementation of policies and the addition of accounting personnel. These control activities support the recording of complex or non-routine transactions.

•	Key controls addressing previous monitoring weaknesses were implemented.

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

The material weaknesses described above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Although we did not identify a material misstatement in 2012 which resulted from these deficiencies, management does not believe that the controls in place as of September 30, 2012 have operated long enough to prevent or detect such misstatement. Accordingly, management has determined that each of the control deficiencies above constitutes a material weakness and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2012.

Plans for Remediation of Material Weaknesses

Our Board, the Audit Committee and management have added resources and developed and implemented new processes and procedures to remediate, among other things, the material weaknesses that existed in our internal control over financial reporting, and our disclosure controls and procedures, as of September 30, 2012.

We have developed a remediation plan (the “Remediation Plan”) to address the material weaknesses for each of the affected areas presented above. The Remediation Plan ensures that each area affected by a material control weakness is put through a comprehensive remediation process. The Remediation Plan entails a thorough analysis which includes the following phases:

•	Define and assess each material weakness: ensure a thorough understanding of the “as is” state, process owners, and procedural or technological gaps causing the deficiency. This work is complete.

•

Design and evaluate a remediation action for each material weakness for each affected area: validate or improve the related policy and procedures; evaluate skills of the process owners with regard to the policy and adjust as required. This work is complete.

•	Implement specific remediation actions: train process owners, allow time for process adoption and adequate transaction volume for next steps. This work is complete.

•

Test and measure the design and effectiveness of the remediation actions: test and provide feedback on the design and operating effectiveness of the controls. This work is under way and will be completed by the end of the fourth quarter of 2012.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I—Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012

NORTHWEST PIPE COMPANY

By:	/s/ RICHARD A. ROMAN
Richard A. Roman
President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer
(Principal Financial Officer)