Form 10-K
period 2012-12-31
NORTHWEST PIPE CO
filed 2013-03-18
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $188,446,682 as of June 30, 2012 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of February 25, 2013 was 9,437,387 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2012 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 2012 Form 10-K. If we do update one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Overview

We are a leading North American manufacturer of large diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial uses. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. With a history that dates back more than 100 years, we have established a prominent position based on a strong and widely recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments.

We manufacture water infrastructure steel pipe products through our Water Transmission Group, which in 2012, 2011 and 2010 generated approximately 51%, 53%, and 57%, respectively, of our net sales. The Water Transmission Group produces large diameter, high pressure, engineered welded steel pipe products for use in water transmission applications. With six Water Transmission manufacturing facilities, we are ideally located to meet North America’s growing needs for water and wastewater infrastructure. We market our water infrastructure products through an internal sales force. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions.

We also manufacture smaller diameter electric resistance welded (“ERW”) steel pipe and other welded steel pipe products through our Tubular Products Group, which in 2012, 2011, and 2010 generated approximately 49%, 47%, and 43%, respectively, of our net sales. Our smaller diameter pipe is used for applications in energy, structural, commercial and industrial uses. We have three centrally located Tubular Products manufacturing facilities in the United States and we market our products through an internal sales force.

Our Industries

Water Transmission. The American Society of Civil Engineers 2009 Report Card for America’s Infrastructure estimates that the United States will need to spend an additional $11 billion annually to replace aging facilities that are near the end of their useful life and to comply with existing and future federal water regulations. Within this market, we focus on large diameter, engineered welded steel pipeline systems utilized in water, energy, structural and plant piping applications. Our core market is the large diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the addressable market for the products sold by our Water Transmission Group will total approximately $1.32 billion over the next three years.

A combination of population growth, movement to new population centers, dwindling supplies from developed water sources, substantial underinvestment in water infrastructure over the past several decades, and an increasingly stringent regulatory environment are driving demand for water infrastructure projects in the United States. These trends are increasing the need for new water infrastructure as well as the need to upgrade, repair and replace existing water infrastructure. While we believe this offers the potential for increased demand for our water infrastructure products and other products related to water transmission, we also expect current governmental and public water agency budgetary pressures will impact near-term demand.

The primary drivers of growth in new water infrastructure installation are population growth and movement as well as dwindling supplies from developed water sources. According to the United States Census Bureau, the population of the United States will increase by over 86 million people between 2013 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. In addition, many current water supply sources are in danger of being exhausted. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Our six Water Transmission manufacturing facilities are well located to take advantage of the anticipated growth and demand.

Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (the “EPA”), believe the United States water infrastructure is in critical need of updates, repairs or replacements. The American Society of Civil Engineers has given poor ratings to many aspects of the United States water infrastructure in their 2009 Report Card for America’s Infrastructure. In its most recent study of current infrastructure, the American Society of Civil Engineers estimates there will be an $84 billion funding gap for water and wastewater infrastructure by 2020, and a $144 billion gap by 2040.

Increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness towards water issues is expected to contribute to demand in the water infrastructure industry over the next several years as water systems will need to be installed, upgraded and replaced.

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including energy, construction, commercial, and industrial systems. In 2009, the tubular products industry experienced a combination of an oversaturation of imported pipe, a collapse of natural gas prices in a very short time frame, and a decline in non-residential construction, all of which had a severe negative impact on our entire segment of the industry. However, trade cases limited the importation of some energy pipe, and that segment of the business, including line pipe and oil country tubular goods (“OCTG”) products, substantially improved. Beginning in 2010, we redirected the focus of our Houston, Texas plant from mechanical tubing to energy pipe production and began producing it in April 2010. In 2011 we upgraded one of our mills to produce 2.375 and 2.875 inch tubing capable of being heat treated into alloy grades. These upgrades provided an opportunity to offer products in a new segment of the energy market. We were also able to capitalize on improved market conditions through an expansion at our Atchison, Kansas facility that increased its production capacity by more than 50%, improved productivity and enabled the facility to produce product with wall thickness up to 0.375 inches.

Our emphasis on energy products reflects what we believe will be steady demand from the energy markets. The price per barrel of crude oil has steadily increased since 2009 and is currently trading around $95 per barrel. Natural gas production remained at historically high levels during 2012 according to the United States Energy Information Administration. Of the active oil and natural gas rigs, approximately one quarter of the rigs are drilling for natural gas and the other three quarters are drilling for oil. Although rig counts in the United States are down approximately 12 percent from a year ago, we believe drilling activity and the demand for energy pipe will remain at relatively strong levels.

Products

Water Transmission. Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications for fully engineered, large diameter, high-pressure water infrastructure systems. Other uses include pipe for piling and hydroelectric projects, wastewater treatment plants and other applications. Our primary manufacturing process has the capability to manufacture water transmission pipe in diameters ranging from 12 inches to 156 inches with wall thickness of 0.135 inch to 1.00 inch. We also have the ability to manufacture even larger and heavier pipe with other processes. We can coat and/or line these products with cement mortar, polyethylene tape, polyurethane paints, epoxies, Pritec®, and coal tar enamel according to our customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections. We typically deliver a complete pipeline system to the installation contractor.

Tubular Products. Our tubular products range in size from 1.315 inches to 16 inches in diameter with wall thickness from 0.035 inch to 0.375 inch. These products are typically sold to distributors or Original Equipment Manufacturers (“OEMs”) and are used for a wide variety of applications, including energy, construction, agriculture, and other commercial and industrial uses. The Tubular Products Group also manufactured and marketed welded steel pipe used in traffic signpost applications through June 1, 2011.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. In 2012, Garney Construction accounted for 12% of our total Company net sales. No customer accounted for more than 10% of our total net sales in 2011 or 2010. Our plant locations in Oregon, Colorado, California, West Virginia, Texas and Mexico allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages, participate in the engineering and design process, and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products are marketed through an in-house sales force. Our tubular product manufacturing facilities are located in Kansas, Texas, and Louisiana. Our marketing strategy focuses on quality, customer service and customer relationships. Our tubular products are primarily sold to distributors, although to a lesser extent we also sell to OEMs. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising, brochures and participation in trade shows. No customers of our Tubular Products business accounted for more than 10% of our total net sales during 2012, 2011 or 2010.

Manufacturing

Water Transmission. Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded tube is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies, Pritec® and cement mortar. Linings may be cement mortar, polyurethane or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in our fabrication facilities. Upon final inspection, the pipe is prepared for shipment. We ship our products to project sites principally by truck.

Tubular Products. Tubular products are manufactured by an ERW process in diameters ranging from 1.315 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated. With our focus on the OCTG market, we also use the services of third party processors to finish the pipe. These finishing operations include threading, inspecting, testing and heat treating. Securing adequate finishing capacity is key to the Tubular Product Group’s success in the OCTG market.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Binding orders received by us may be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2012, the backlog of orders for our Water Transmission Group was approximately $173 million. Binding contracts had been executed for approximately 92% of the Water Transmission backlog as of February 28, 2013. At December 31, 2011, the backlog of orders for our Water Transmission Group was approximately $138 million. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several regional competitors in the Water Transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the Water Transmission business in the western United States and southwestern Canada is National Oilwell Varco, Inc. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and U.S. Pipe, which manufacture ductile iron pipe; American Spiral Weld Pipe Company, which manufactures spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete pressure pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, quality, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with U.S. Steel, TMK Ipsco, Boomerang, Lakeside Steel, Tex Tube, Tenaris, Evraz, California Steel Industries and JMC Steel Group, as well as foreign competitors.

Additionally, several companies have announced new plants or the expansion of product lines at existing facilities. New or expanded facilities or new competitors could have a material adverse affect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include Severstal, ArcelorMittal, ThyssenKrupp Steel USA, Nucor Corporation, SSAB, California Steel Industries, Gallatin Steel Company, New Process Steel, and Steel Dynamics Inc. Foreign suppliers include Ternium and BlueScope Steel. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed in Part I—Item 3, “Legal proceedings” of this 2012 Form 10-K below. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Employees

As of December 31, 2012, we had approximately 1,100 full-time employees. Approximately 31% were salaried and approximately 69% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2012 Form 10-K.

Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2012 Form 10-K, in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to our Business

We operate in highly competitive industries, and increased competition could reduce our gross profit and net income. We face significant competition in all of our businesses. We have recently seen new domestic and foreign competitors bidding on projects. Orders in the Water Transmission business are competitively bid, and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, and Mexico allow us to compete throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share and product pricing in our Water Transmission business. There are many competitors in the Tubular Products business, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross profit, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could reduce our gross profit and net income, as well as have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Tubular Products business is facing intense competition from other North American suppliers. With the increase in energy pipe demand, there have been significant increases in available capacity in North America. Approximately 1.6 million tons of tubular pipe capacity has been added in the last few years. Approximately 700,000 tons of tubular pipe capacity is currently under construction and another 1.4 million tons has been announced. Increased domestic capacity and production in the United States and Canada could adversely affect our business, financial position, results of operations or cash flows.

Our exposure to the energy market is growing. Products serving the energy market, including line pipe and OCTG products, comprise 74%, 70% and 62% of our tons sold in 2012, 2011, and 2010, respectively, for our Tubular Products Group. Sales of these products are tied to the exploration, development, and production of natural gas and oil reserves. Factors affecting the profitability of exploration and production of hydrocarbons, such as the price of oil and gas, will have an effect on the market for energy pipe products. A decline in the levels of exploration and production activity could adversely affect our business, financial position, results of operations, or cash flows.

We depend on third party processors to provide finishing services on certain of our energy market products. Certain products supplied to the OCTG market require finishing services currently provided by third parties to finish the pipe to customer specifications. These finishing operations include, but are not limited to, threading, inspection, testing and heat treating. Our dependency on these processors has increased along with our increased production of OCTG products. Because we cannot perform these processes internally, our inability to secure production time at these processors could negatively impact our revenues from the energy market and puts us at a disadvantage with our domestic competitors.

Increased levels of imports have and could continue to adversely affect pricing and demand for our products. We believe import levels are affected by, among other things, overall worldwide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Although certain imported steel products from China have been curtailed by anti-dumping duties, imported products from other countries have increased, notably from Canada, Italy, Korea, India, and Vietnam, which continue to command significant market share. The level of imports of tubular products has historically impacted the domestic tubular products market and is currently reducing the demand for our energy products. Increased imports in the United States and Canada which compete with our other tubular product and water transmission products could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

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

A downturn in government spending related to public water transmission projects would adversely affect our business. Our Water Transmission business accounted for approximately 51% of our net sales in 2012. Our Water Transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our Tubular Products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel was approximately $663 per ton in 2010, $766 per ton in 2011, and $748 per ton in 2012. In 2012, our monthly average steel purchasing costs ranged from a high of approximately $825 per ton to a low of approximately $690 per ton. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been completely successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

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

We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations or cash flows. We warrant our products to be free of certain defects. We have, from time to time, had claims alleging defects in our products. We cannot assure you that we will not experience material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liabilities exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations or cash flows.

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

We have a foreign operation which exposes us to the risks of doing business abroad. Our fabrication facility in Monterrey, Mexico primarily exports products to the United States. We may operate in additional countries in the future. Any material changes in the quotas, regulations or duties on imports imposed by the United States government and our agencies or on exports imposed by these foreign governments and their agencies could adversely affect our foreign operations.

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

Our use of the percentage-of-completion method of accounting could result in a change to previously recorded revenue and profit. In particular, revenue from construction contracts in our Water Transmission segment is recognized on the percentage-of-completion method, measured by the costs incurred to date as a percentage of the estimated total costs of each contract (the cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

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

Our Water Transmission backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Our backlog of orders for our Water Transmission segment was approximately $173 million at December 31, 2012. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

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

Risks Related to the Pending SEC Investigation and Pending Litigation

The SEC’s formal investigation and pending putative securities class action and derivative litigation have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows. As further described in Part I—Item 3, “Legal Proceedings” of this 2012 Form 10-K, on March 10, 2010 we were advised by the staff of the SEC Enforcement Division that the SEC had commenced a formal investigation. This investigation is ongoing and we are cooperating fully with the SEC in connection with these matters. We have incurred significant professional fees and other costs in responding to the SEC investigation. If the SEC were to conclude that enforcement action is appropriate, we could be required to pay large civil penalties and fines. The SEC also could impose other sanctions against us or certain of our current and former directors and officers. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Additionally, while we believe we have made appropriate judgments in determining the correct adjustments in preparing our restated consolidated financial statements in 2011, the SEC may disagree with the manner in which we have accounted for and reported these adjustments. Accordingly, there is a risk that we may have to restate our historical consolidated financial statements, amend prior filings with the SEC or take other actions not currently contemplated.

As also further described in Part I—Item 3, “Legal Proceedings” of this 2012 Form 10-K, several lawsuits, including two putative shareholder class action complaints (that have since been consolidated into one action)

and three putative derivative complaints, have been filed against us and certain of our current and former officers and directors arising out of our announcement of the Audit Committee investigation and related matters during 2010 which resulted in the restatement of our 2009 financials, as well the restatement of our financials in 2011. We have incurred significant professional fees and other costs defending against the lawsuits. Pending court approval, a settlement of the class action plaintiff’s claims in the amount of $12.5 million has been reached. All of this amount will be paid by the Company’s insurers with the exception of $200,000 in retention which was expensed in the second quarter of 2010 and $200,000 which was expensed in the second quarter of 2012. We expect to incur significant professional fees and other costs if the settlement is not approved by the courts. In addition, our Board of Directors, management and employees have expended a substantial amount of time on pending litigation, diverting a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Negative publicity due to the SEC investigation and shareholder and derivative litigation may have a material adverse effect on our business, financial condition, results of operations or cash flows. As a result of the outstanding SEC investigation and the pending settlement of the shareholder and derivative litigation and related matters, we have been the subject of negative publicity. This negative publicity may adversely affect our stock price and may harm our reputation and our relationships with current and future investors, lenders, customers, suppliers and employees. As a result, our business, financial condition, results of operations or cash flows may be materially adversely affected.

Risks Related to Our Financial Condition

Our significant debt obligations and the restrictions under which we operate as a result of our debt obligations could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2012, we had approximately $72.1 million of outstanding debt and capital lease obligations.

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

We will need to substantially increase working capital as market conditions and customer order levels improve. As market conditions and customer order levels improve we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, availability under our Amended Credit Agreement while remaining in compliance with our financial covenants is limited to $90.8 million as of December 31, 2012. We may not have sufficient availability under this agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. For the year ended December 31, 2011, material weaknesses in our internal control over financial reporting were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We believe these material weaknesses have been remediated as of December 31, 2012. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Risks Related to Our Failure to Timely File Periodic Reports with the SEC

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital. We did not file our 2011 Form 10-K, nor our Form 10-Q for the third quarter of 2011, within the timeframe required by the SEC. Because of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. Until May 2013, twelve months after the month in which we regained compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our nine operating facilities as of December 31, 2012:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	106,000	60	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	182,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	3 electric resistance mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 spiral mills
Saginaw, Texas (2 facilities)	170,000	50	Water transmission	2 spiral mills
Monterrey, Mexico	40,000	5	Water transmission	Multiple line fabrication capability
Bossier City, Louisiana	180,000	25	Tubular products	1 electric resistance mill

As of December 31, 2012, we owned all of our facilities except for one of our Saginaw, Texas facilities, and property adjacent to our Oregon facility, which are leased. During the first half of 2012, we began shutting down production at our Pleasant Grove, Utah facility and transferring its property and equipment to other manufacturing locations. Operations have ceased at Pleasant Grove as of December 31, 2012.

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

A similar complaint, captioned Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. Northwest Pipe Co. et al., No. C09-5791 RBL (“Plumbers”), was filed against the Company in the same court on December 22, 2009. In addition to the Company, Brian W. Dunham, Stephanie J. Welty and William R. Tagmyer, the Company’s Chairman of the Board, are named as defendants in the Plumbers complaint. In the Plumbers complaint, as in the Richard complaint, the plaintiff is allegedly a purchaser of the Company’s stock and asserts that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements during the Class Period. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during that period, and seeks damages for losses caused by the alleged wrongdoing.

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties participated in an initial settlement mediation on January 30, 2012. On July 19, 2012 the parties participated in a second settlement mediation at which the parties agreed, subject to court approval, to settle all of the plaintiff’s claims for $12.5 million. All of this amount will be paid by the Company’s insurers with the exception of $200,000 in retention which was expensed in the second quarter of 2010 and $200,000 which was expensed in the second quarter of 2012. The full settlement amount has been placed into escrow. On November 27, 2012, the Court issued an order preliminarily approving the class action settlement and setting a settlement hearing for final approval for March 22, 2013.

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

An amended complaint in the Ruggles action was filed on November 10, 2011, and the defendants responded to the complaint by filing a motion to dismiss. The derivative parties participated in both of the settlement mediations described above. At the mediation on July 19, 2012, the parties agreed, subject to court approval, to settle all of the above derivative plaintiffs’ claims in all of the above-described derivative actions, with the Company agreeing to make certain corporate governance modifications and pay plaintiffs the amount of $750,000 for plaintiffs’ attorneys’ fees. All of this amount will be paid by the Company’s insurers. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables. On December 19, 2012, the Court issued an order preliminarily approving the settlement of the derivative actions and setting a settlement hearing for final approval for March 29, 2013.

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

Other Matters

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of

Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft RI was submitted to the EPA by the LWG in fall of 2011 and the draft FS was submitted by the LWG to the EPA in March 2012. As of the filing of this 2012 Form 10-K, the final RI is scheduled to be submitted to the EPA in the fall of 2013, and the final FS is scheduled to be submitted to the EPA by November 30, 2013.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ. The Company performed remedial investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012, and comments from the ODEQ were received in November 2012. The Company is currently discussing additional sampling requirement with the ODEQ.

Also, based on sampling associated with the Portland facility’s remedial investigation and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs, and zinc has remained below storm water benchmark levels ever since. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which the ODEQ approved in August 2010. The Company has completed the approved remediation plan which has included excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011), an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011), a storm water filtration system (completed in the first quarter of 2012), and paving of any permeable surfaces (completed in the second quarter of 2012).

During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. The Company is currently discussing additional sampling requirements with the ODEQ.

The Company has spent approximately $2.5 million in 2012 to complete the Source Control work specified in the Work Plans, and anticipates having to spend approximately $50,000 for further Source Control work in 2013.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2012.

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

Executive Officers of the Registrant

Information regarding the Company’s executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III—Item 10 of this 2012 Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX”. The high and low sales prices as reported on the Nasdaq for each quarter in the years ended December 31, 2012 and 2011 were as follows.

	Low	High
2012
First Quarter	$20.88	$25.53
Second Quarter	19.59	24.32
Third Quarter	22.81	27.02
Fourth Quarter	20.42	25.11

2011
First Quarter	$20.50	$24.94
Second Quarter	21.25	26.89
Third Quarter	20.08	30.92
Fourth Quarter	19.20	27.66

There were 57 shareholders of record at February 26, 2013. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. There were no cash dividends declared or paid in fiscal years 2012 or 2011, and we do not intend to pay cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Peer Group is comprised of Mueller Water Products, Lindsay Corporation and Valmont Industries, Inc.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2007	100.00	100.00	100.00
December 31, 2008	108.87	66.21	65.00
December 31, 2009	68.63	84.20	78.77
December 31, 2010	61.39	106.82	87.96
December 31, 2011	58.41	102.36	82.32
December 31, 2012	60.96	119.09	131.37

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2012 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five years and should be read in conjunction with Part II—Item 8, “Financial Statements and Supplementary Data,” and Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this 2012 Form 10-K.

The following selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements included in this 2012 Form 10-K.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$524,503	$511,668	$386,750	$278,654	$451,419
Gross profit	56,198	59,138	29,688	6,684	79,803
Net income (loss)	16,244	12,660	(5,440)	(11,075)	28,165
Basic earnings (loss) per share	1.73	1.36	(0.59)	(1.20)	3.08
Diluted earnings (loss) per share	1.72	1.35	(0.59)	(1.20)	3.01

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$167,392	$170,614	$152,810	$120,377	$192,163
Total assets	422,422	413,373	414,883	378,114	452,562
Long-term debt and capital lease obligations, less current portion	63,069	86,418	101,491	61,384	115,250
Stockholders’ equity	259,432	240,267	226,292	230,951	240,954

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 2012 Form 10-K contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part 1—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2012 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial uses. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 51% of net sales in 2012. During the second half of 2012, we permanently closed our facility located in Pleasant Grove, Utah, and have transferred its property and equipment to other manufacturing locations. Until April 1, 2011, we also invested in an unconsolidated subsidiary, Northwest Pipe Asia, located in Singapore, that produced steel pipe mills.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair and upgrade. Within the total range of pipe products, our products tend to fit the larger diameter, higher-pressure applications.

Our Tubular Products Group manufactures ERW steel pipe in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. The Tubular Products Group makes pipe focused on the energy industry. We also produce pipe used in industrial, construction, and agricultural applications. Until June 1, 2011, we also made pipe for traffic signpost systems. Our Tubular Products Group generated approximately 49% of our net sales in 2012. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions. We currently believe the greatest potential for significant sales growth in our Tubular Products Group is through our energy products, which include line pipe and OCTG products.

Our Current Economic Environment

We are monitoring the current economic environment, and we believe there are growth opportunities based on key factors impacting demand for our products. The price per barrel of crude oil has steadily increased since 2009 and is currently trading around $95 per barrel. Natural gas production remained at historically high levels during 2012 according to the United States Energy Information Administration. Of the active oil and natural gas rigs, approximately one quarter of the rigs are drilling for natural gas and the other three quarters are drilling for oil. Although rig counts in the United States are down approximately 12 percent from a year ago, we believe drilling activity and the demand for energy pipe will remain at relatively strong levels. With regard to our Water Transmission Group, we operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near term, we expect strained governmental and water agency budgets will impact the Water Transmission Group. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Management Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill, property and equipment, including depreciation and amortization, inventories, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition:

Revenue from construction contracts in our Water Transmission Group is recognized on the percentage-of-completion method. For a majority of contracts, revenue is measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). For a small number of contracts, revenue is measured using units of delivery as progress is best estimated by the number of units delivered under the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. The cost of steel is recognized as a project cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

We begin recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is reasonably assured, and project costs are incurred. Costs may be incurred before we have persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined.

Revenue from our Tubular Products Group is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collectability is reasonably assured. Deferred revenue is recorded when the manufacturing process is complete and customers are invoiced prior to physical delivery of the product.

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing or other events. We believe the reported allowances at December 31, 2012 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Goodwill:

Goodwill related to our Tubular Products Group, one of our operating segments and reporting units, represents the excess of cost over the assigned value of the net assets in connection with the segment’s acquisitions. Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Tubular Products Group below its carrying amount. Fair value of the Tubular Products Group’s goodwill is evaluated under a qualitative approach which takes into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. We periodically perform a quantitative analysis, even when the qualitative analysis indicates that fair value of goodwill is above its carrying amount. This analysis quantitatively calculates fair value of the Tubular Products group with consideration of the income and market approaches as applicable. The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The key assumptions in the discounted cash flow analysis are the long-term growth rate, the discount rate, and the annual free cash flow. The market approach is based upon historical measures using multiples of EBITDA. We utilize a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. We also utilize a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular operating segment.

We determined that the fair value of the Tubular Products Group is greater than its carrying amount at December 31, 2012. If our assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges will be recorded, resulting in lower profits. The operations of the Tubular Products Group are cyclical and its sales and profitability may fluctuate from year to year. In the evaluation of our operating segment, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions made by us, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. At December 31, 2012, the inventory balance of $115.2 million is reported net of lower of cost or market adjustments totaling $3.5 million. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Income Taxes:

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales and net sales of our business segments.

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Water transmission	$269,203	51.3%	$271,885	53.1%	$221,251	57.2%
Tubular products	255,300	48.7	239,783	46.9	165,499	42.8

Total net sales	524,503	100.0	511,668	100.0	386,750	100.0
Cost of sales	468,305	89.3	452,530	88.4	357,062	92.3

Gross profit	56,198	10.7	59,138	11.6	29,688	7.7
Selling, general and administrative expenses	28,638	5.4	26,315	5.2	29,093	7.5

Operating income (loss)	27,560	5.3	32,823	6.4	595	0.2
Other (income) expense, net	339	0.1	1,338	0.3	(413)	(0.1)
Interest income	(160)	(0.0)	(99)	(0.0)	(846)	(0.2)
Interest expense	5,616	1.1	9,306	1.7	8,942	2.3

Income (loss) before income taxes	21,765	4.1	22,278	4.4	(7,088)	(1.8)
Provision (benefit) for income taxes	5,521	1.1	9,618	1.9	(1,648)	(0.4)

Net income (loss)	$16,244	3.0%	$12,660	2.5%	$(5,440)	(1.4)%

Segment gross profit as a percentage of net sales:
Water transmission		16.7%		15.9%		8.8%
Tubular products		4.4		6.7		6.2

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales. Net sales increased by $12.8 million to $524.5 million in 2012 from $511.7 million in 2011. One customer accounted for 12% of net sales in 2012. No single customer accounted for 10% or more of total net sales in 2011.

Water Transmission sales decreased 1.0% to $269.2 million in 2012 from $271.9 million in 2011. The minor decrease in net sales was due to an 8.9% decrease in the average selling price per ton offset by an 8.7% increase in tons produced. The decrease in average selling prices per ton in 2012 was primarily due to a 6% decrease in average material cost per ton including steel. Lower steel costs generally lead to lower contract values, and therefore lower selling prices per ton as contractors and municipalities are aware of the widely available steel costs and market conditions. The expectation of contractors and municipalities is that the bid values will decrease when steel costs decrease. We have occasionally negotiated contracts with customers that allow for selling price escalations or reductions that correspond to changes in steel costs. However, once a bid is accepted, there is typically no opportunity to increase our selling price if steel costs increase. Tons produced in 2012 was positively impacted by production for the Lake Texoma project during the second half of the year. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 6.5% to $255.3 million in 2012 from $239.8 million in 2011. The sales increase was due to a 2% increase in tons sold from 202,359 tons to 206,195 tons and a 4% increase in the average selling price per ton. The increase in tons sold was driven by an 8% increase in sales of energy tons, partially offset by a net volume decline in other product lines. The increase in the average selling price per ton was due to favorable product mix, partially offset by downward price pressure driven by increased competition from imported pipe. Energy pipe represented 74% of tons sold in 2012 compared to 70% for the same period of 2011. Within total energy pipe sales, the proportion of line pipe and heat treated OCTG product sales increased as compared with 2011. Average selling prices per ton for line pipe and heat treated OCTG products are higher than average selling prices for other product lines.

Gross profit. Gross profit decreased 5.0% to $56.2 million (10.7% of total net sales) in 2012 from $59.1 million (11.6% of total net sales) in 2011.

Water Transmission gross profit increased 4.3% to $45.1 million (16.7% of segment net sales) in 2012 from $43.2 million (15.9% of segment net sales) in 2011. The increase in gross profit was driven by the decline in material costs including steel and the increase in tons produced as discussed above, as higher production reduced our fixed costs per ton. However, this was partially offset by a corresponding decrease in the selling price per ton as discussed above.

Gross profit from Tubular Products decreased 30.1% to $11.1 million (4.4% of segment net sales) in 2012 from $16.0 million (6.7% of segment net sales) in 2011. Gross profit was negatively impacted by increases in materials cost per ton including steel, which increased 7% as compared with 2011, and by the negative impact on average selling price per ton driven by competition from imports, partially offset by the increase in tons sold. The increase in materials cost per ton for Tubular Products as compared with the decrease in materials cost per ton for Water Transmission was due to timing of purchases. Gross profit was also negatively impacted by a $1.6 million lower of cost or market adjustment to inventory recorded in 2012. There was no lower of cost or market adjustment in 2011.

Additional information regarding our exposure to volatile steel prices is set forth in Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.8%, to $28.6 million (5.4% of net sales) in 2012 from $26.3 million (5.2% of net sales) in 2011. The increase of $2.3 million as compared to the prior year was primarily driven by a $1.4 million increase in wages and benefits, a $1.3 million increase in stock based compensation expense, and a $0.9 million increase in professional fees and outside services. In addition, due to the timing of insurance reimbursements, we had expense of $0.2 million in 2012 related to our 2011 restatement as compared to a net credit of $0.4 million in 2011 when we received insurance proceeds related to our previous accounting investigation. This was partially offset by a $2.2 million decrease in bonus expense and a decrease of $0.9 million in Tubular Product sales commission expense following the termination of an external sales group for energy pipe sales.

Other (income) expense, net. Other (income) expense, net decreased to expense of $0.3 million in 2012 from expense of $1.3 million in 2011. The expense recorded in 2011 was primarily driven by transactions which did not recur in 2012. These transactions included an allowance of $4.1 million taken on notes receivable, partially offset by a $2.9 million gain on the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas.

Interest expense. Interest expense decreased to $5.6 million in 2012 from $9.3 million in 2011. The decrease in interest expense was a result of lower average borrowings and lower average interest rates.

Income taxes. Our effective tax provision rates were 25.4% and 43.2% in 2012 and 2011, respectively. During the third quarter of 2012, we performed a research and development tax credit study for fiscal years 2010 through 2011. We recorded a net tax benefit of $1.8 million resulting from this study in the third quarter of 2012. which reduced our effective rate for 2012 below our federal statutory rate of 35%.

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

Tubular Products sales increased 44.9% to $239.8 million in 2011 from $165.5 million in 2010. The sales increase was due to a 29% increase in tons sold from 156,840 tons to 202,359 tons and a 14% increase in the average selling price per ton. The most significant increase in total sales was the result of increases in sales related to oil and natural gas drilling operations, with energy pipe representing 96% of the total Tubular Product volume increase in 2011. Certain import duties imposed by the United States Government took effect in the second quarter of 2010, and the volume of energy pipe imported in the United States declined. The higher production volume needed to support these increased sales was enabled by our investment in our Bossier City, Louisiana facility in 2010, and upgrades to our Houston, Texas facility, which increased our energy pipe manufacturing capacity. The increases in average selling prices principally reflect higher steel costs. Steel costs per ton increased by 13% in 2011 compared to 2010.

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

Other (income) expense, net. Other (income) expense, net increased to an expense of $1.3 million in 2011 from income of $0.4 million in 2010. The increase in expense in 2011 compared to 2010 was driven by an allowance of $4.1 million taken on notes receivable, partially offset by a $2.9 million gain on the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas recognized in the second quarter of 2011.

Interest expense. Interest expense increased to $9.3 million in 2011 from $8.9 million in 2010. The increase in interest expense was a result of higher average borrowings partially offset by lower average interest rates.

Income taxes. Our effective tax provision rate was 43.2% in 2011 and our effective tax benefit rate was 23.2% in 2010. The change in the tax rate was primarily attributable to an increase to the valuation allowance of $0.9 million, as a result of an expected capital loss from which we do not expect to benefit, and the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas, which included the disposal of goodwill of $1.0 million that had no corresponding tax basis.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our Amended Credit Agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2012 is presented in our consolidated statements of cash flows contained in this 2012 Form 10-K, and is further discussed below.

As of December 31, 2012, our working capital (current assets minus current liabilities) was $167.4 million as compared to $170.6 million as of December 31, 2011. Cash and cash equivalents totaled $46,000 as of December 31, 2012 and $182,000 as of December 31, 2011.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in 2012 was $44.5 million. This was primarily the result of net income, depreciation, and fluctuations in our working capital accounts, including decreases in our accounts receivable of $28.3 million and increases in accrued liabilities of $11.4 million, partially offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts of $36.6 million.

Net cash provided by operating activities in 2011 was $12.3 million. This was primarily the result of net income, depreciation, and fluctuations in our working capital accounts, including a $29.8 million increase in inventories, offset by a $15.1 million decrease in refundable income taxes. This was further offset by $4.1 million in allowances taken on notes receivable.

Net cash used in operating activities in 2010 was $21.3 million. This was primarily the result of a net loss, depreciation, and fluctuations in our working capital accounts, including a $28.8 million increase in our accounts receivable and an $8.1 million increase in refundable income taxes, partially offset by a $9.3 million net decrease in deferred income taxes.

Fluctuations in our working capital accounts result from timing differences between production, shipment and invoicing of our products, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we are generally obligated to pay for goods and services early in the project while cash is not received until much later in the project. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, there is little correlation between revenue and cash receipts and the elapsed time can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary from period to period.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in 2012 was $19.3 million, primarily related to capital expenditures of $16.8 million. These expenditures relate to storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants. Capital expenditures in 2013 are expected to be approximately $30 million to $35 million for standard capital replacement and recently announced strategic investment projects. These projects include the installation of an additional horizontal accumulator, hydrotester, and replacement of existing front end forming and finishing equipment at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity.

Net cash provided by investing activities in 2011 was $0.9 million, primarily related to proceeds received from the sale of the traffic systems product line at the Houston facility for $13.7 million during the second quarter of 2011 and an increase in restricted cash from the cash collateralization of certain letters of credit at December 31, 2011. This was offset by capital expenditures of $16.3 million. The most significant capital projects in 2011 were an expansion at our Atchison, Kansas facility that increased its production capacity by more than 50%, improved productivity and enabled the facility to manufacture product with wall thickness up to 0.375 inches. In addition, we upgraded our Houston, Texas mill to facilitate production of 2.375 and 2.875 inch tubing with physical properties suitable for heat treating.

Net cash used in investing activities in 2010 was $18.5 million, primarily related to capital expenditures of $18.6 million. The most significant capital projects in 2010 were the new mill installation at our Pleasant Grove, Utah facility and preparation and installation of manufacturing equipment in our Bossier City, Louisiana facility to manufacture OCTG products.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities in 2012 was $25.3 million, which resulted primarily from net borrowings of $119.0 million under our Amended Credit Agreement, offset by note payable and long term debt payments of $139.2 million.

Net cash used in financing activities in 2011 was $13.1 million, which resulted primarily from net borrowings of $132.1 million under our Credit Agreement, offset by note payable and long term debt payments of $143.8 million.

Net cash provided by financing activities in 2010 was $39.9 million, primarily due to a $48.6 million net increase in the amount outstanding under our Credit Agreement, partially offset by a decrease in long-term debt balances outstanding of $5.7 million and payment of debt amendment costs of $3.4 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our Amended Credit Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations or funds available from our line of credit to make required principal payments on our long-term debt during 2013. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. See the discussion below under “Line of Credit and Long-Term Debt” for a discussion of recent developments regarding compliance with the terms of our Amended Credit Agreement. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at December 31, 2012: a $165.0 million Amended Credit Agreement, under which $47.5 million was outstanding; $4.3 million of a Series A Term Note, $3.0 million of Series B Term Notes, $2.9 million of Series C Term Notes, and $1.9 million of Series D Term Notes.

On October 24, 2012, the Company entered into the Amended Credit Agreement, which amends, supersedes and restates the Credit Agreement dated May 31, 2007, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $165 million. In addition, the Amended Credit Agreement reflects reductions in the interest rates charged on outstanding balances and a reduction in the number of financial covenants. The Amended Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Amended Credit Agreement will expire on October 24, 2017. At December 31, 2012 we had $90.8 million available under the Amended Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Amended Credit Agreement bears interest at a weighted average rate of 2.31% at December 31, 2012. We were able to borrow at LIBOR plus 2.0% under the Amended Credit Agreement at December 31, 2012. Borrowings under the Amended Credit Agreement are collateralized by substantially all of our personal property. At December 31, 2011, we had $62.0 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 3.03%.

The Series A Term Note in the principal amount of $4.3 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $3.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $2.9 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $1.9 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $12.5 million in capital lease obligations outstanding at December 31, 2012. The weighted average interest rate on all of our capital leases is 7.68%. Our capital leases are for certain equipment used in the manufacturing process. Approximately $6.6 million of our capital leases outstanding as of December 31, 2012 represents an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of December 31, 2012, $0.9 million was held in the escrow account, which is included in Other Assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Amended Credit Agreement.

The Amended Credit Agreement, the Term Notes and the Financing Arrangement and certain lease agreements place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Amended Credit Agreement, Term Notes, and the Financing Arrangement and certain lease agreements require us to be in compliance with certain financial covenants. The results of our financial covenants as of December 31, 2012 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of December 31, 2012 is 1.56:1.0.

•	The Consolidated Tangible Net Worth must be greater than $202.3 million. Our tangible net worth as of December 31, 2012 is $239.0 million.

•	The Consolidated Fixed Charge Coverage ratio must not be less than 1.25:1.0. Our ratio as of December 31, 2012 is 1.91:1.0.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our covenants in 2013.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2012 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Amended Credit Agreement	$47,533	$47,533	$—	$—	$—
The Term Notes	12,071	5,714	6,357	—	—
Capital leases	12,474	3,295	5,888	3,291	—
Operating leases	9,434	2,421	3,772	2,542	699
Interest payments (1)	3,117	1,737	1,212	168	—

Total obligations	$84,629	$60,700	$17,229	$6,001	$699

1)	These amounts represent estimated future interest payments related to our debt obligations, excluding the Amended Credit Agreement.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $5.2 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 14 in Part II—Item 8, “Financial Statements and Supplementary Data” of the Consolidated Financial Statements.

We also have entered into stand-by letters of credit that total approximately $3.2 million as of December 31, 2012. The stand-by letters of credit relate to financing arrangements and workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

The Company adopted the following new accounting pronouncements during the year end December 31, 2012:

•	ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, as required.

•	ASU No. 2011-05 and 2011-12, “Presentation of Comprehensive Income”, as required.

The Company adopted the following new accounting pronouncements on January 1, 2013:

•

ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”, including clarifications released in ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.

•	ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Steel comprises approximately 30% to 40% of Water Transmission project costs. As steel represents a substantial portion of our cost of sales, we generally place orders for steel as soon as possible after a project is awarded. Most projects are awarded within thirty to ninety days of the bid date, and thus we are subject to some market fluctuations involving steel. In order to minimize our risk exposure to steel volatility, we typically submit bids based on general assumptions of the price of steel when we would receive a purchase order or contract. In addition, we typically order steel at the beginning of the project in order to minimize our exposure to fluctuations in steel prices.

By contrast, steel comprises approximately 75% to 85% of total product costs for Tubular Products. Historically, we have been able to adjust our selling prices to reflect fluctuations in our cost of steel; however, we are exposed to volatile steel prices in those instances in which we carry steel inventory that is not already assigned to sales orders. To minimize this risk, we monitor steel inventory and purchasing actions. If steel costs were to decline after December 31, 2012, our Tubular Products division would have approximately three months of steel inventory exposed to the risk of declining gross margins.

Interest Rate Risk

Our debt at December 31, 2012 bears interest at both fixed and variable rates. At December 31, 2012, approximately $47.5 million of our debt accrues interest at a variable rate as compared to $62.0 million at December 31, 2011. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis point change in interest rates would not have a material impact on our interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. As of December 31, 2012, the total notional amount of these derivative contracts was $12.4 million (CAD$12.3 million), of which we applied hedge accounting to $9.7 million (CAD$9.7 million). At December 31, 2012, one of the Company’s contracts with a notional value of $3.1 million (CAD$3.1 million) had a remaining maturity of 15 months. As of December 31, 2011, the total notional amount of our derivative contracts was $10.0 million (CAD$10.1 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2012 or 2011 net sales.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included on pages F-1 to F-34 at the end of this 2012 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 16 of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2012 Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this item regarding our change in independent registered public accounting firms from Deloitte & Touche LLP, our auditors for the years ended December 31, 2011 and 2010, to PricewaterhouseCoopers LLP, for the year ended December 31, 2012, is set forth in our Form 8-K/A filed with the SEC on September 5, 2012, and is incorporated herein by reference.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Prior Material Weaknesses

As of December 31, 2012, we have remediated the previously reported material weaknesses in our internal control over financial reporting related to the precision of review controls, assessment of useful lives, units of production, existence of our property and equipment, and accounting for complex or non-routine transactions.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(A) Beneficial Ownership Reporting Compliance.

Name	Age	Current Position with Company
Scott Montross	48	Director, President and Chief Executive Officer (formerly Executive Vice President and Chief Operating Officer)
Richard A. Roman	61	Executive Chairman of the Board (formerly Chief Executive Officer and President)
Robin Gantt	41	Vice President and Chief Financial Officer
Richard Baum	56	Senior Vice President, General Counsel and Corporate Secretary
Greg Carrier	58	Vice President, Purchasing
Winsor J.E. Jenkins	65	Vice President, Human Resources
Robert L. Mahoney	51	Senior Vice President of Strategy and Business Development
Gary A. Stokes	60	Senior Vice President of Sales and Marketing
Gary R. Stone	56	Vice President, Quality Assurance

Scott Montross has served as our Director, President and Chief Executive Officer since January 1, 2013. Mr. Montross joined the Company in May, 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 23 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for Evraz Inc. NA’s Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of Evraz, Inc. NA from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2006, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Richard A. Roman has served as our Executive Chairman of the Board since January 1, 2013. Mr. Roman has been a director of the Company since 2003 and served as our Chief Executive Officer from March 29, 2010, and as President from October 5, 2010 until December 31, 2012. In connection with his appointment as CEO, Mr. Roman resigned his positions as Lead Director and as a member of the Board’s Audit and Compensation Committees, and was elected to the Executive Committee of the Board of Directors. He was a member of our Audit and Compensation Committees since 2003 and 2005, respectively, and the Board’s Lead Director since November 2008. Mr. Roman currently serves on the Board of Directors for ESCO Corporation. Previously, Mr. Roman was the President of Columbia Ventures Corporation, a private investment company which historically has focused principally on the international metals and telecommunications industries. Prior to joining Columbia Ventures Corporation in 1992, Mr. Roman was a partner at Coopers & Lybrand, an independent public accounting firm.

Robin Gantt has served as our Vice President and CFO since January 2011 having joined the company in July 2010. Ms. Gantt served as the CFO and Treasurer of Evraz Inc. NA from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became Evraz Inc. NA after its acquisition by Evraz Group SA in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed to Controller in 2005.

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

Robert L. Mahoney has served as our Senior Vice President, Strategy and Business Development since January 2012, responsible for identifying and securing growth opportunities across the Company. He had served as the Senior Vice President, Tubular Products Group, since June 2007, as Vice President, Chief Strategic Officer since May 2005, as Vice President, Corporate Development since July 1998, and as Director of Business Planning and Development since 1996. Mr. Mahoney has been with the Company since 1992.

Gary A. Stokes has served as our Senior Vice President of Sales and Marketing, responsible for the Water Transmission Group since January 2012. He had served as the Senior Vice President, Water Transmission Group, since January 2008, as Senior Vice President, Sales and Marketing since July 2001, and as Vice President, Sales and Marketing since 1993. Mr. Stokes has been with the Company since 1987.

Gary R. Stone has served as our Vice President, Quality Assurance since June 2007. He had served as Corporate Director, Quality Assurance since 2001. Mr. Stone has been with the Company since 1991.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2012 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions Nominating and Governance Committee; Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2012, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	290,141	$23.19	227,177
Equity compensation plans not approved by security holders (3)	—	—	—

Total	290,141	$23.19	227,177

(1)	Consists of our 2007 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors. Approximately 172,000 Performance Stock Awards (“PSAs”) have been included at a target level. The vesting of these awards is subject to the achievement of specific performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.
(2)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock units and PSAs, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2013 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) (1) Consolidated Financial Statements

The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP and Deloitte & Touche LLP are included on the pages indicated below.

(a) (2) Financial Statement Schedule

The following schedule is filed herewith:

Page
Schedule II	Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.3	General Electric Capital Corporation Master Lease Agreement, dated September 26, 2000, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 13, 2000

10.4	General Electric Capital Corporation Master Lease Agreement, dated May 30, 2001, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 as filed with the Securities and Exchange Commission on August 14, 2001

10.5	Long Term Incentive Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 8, 2005*

10.6	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.7	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.8	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.9	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

Exhibit Number	Description
10.10	Form of Performance Share Agreement, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 11, 2008*

10.11	Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and William R. Tagmyer, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.12	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.13	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.14	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.15	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.16	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.17	Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.18	Separation Agreement and Release, dated October 5, 2009, between Northwest Pipe Company and Brian W. Dunham, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 8, 2010*

10.19	Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.20	Separation Agreement and Release, dated January 20, 2011, between Northwest Pipe Company and Stephanie J. Welty, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011*

Exhibit Number	Description
10.21	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.22	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.23	Northwest Pipe Company 2011 Salaried Employee Cash Incentive Plan, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.24	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of July 6, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on April 27, 2012

10.25

Form of grant of restricted stock units and performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.26

Form of grant of restricted stock units and performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.27	Amended and Restated Credit Agreement dated October 24, 2012, by and among Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association and Bank of the West, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.28	Third Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 24, 2012 by and between Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association, Bank of the West, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.29	Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012

10.30	Ninth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

14.1	Code of Ethics for Senior Financial Officers as adopted by the Northwest Pipe Company Board of Directors on September 8, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the Securities and Exchange Commission on April 27, 2012

16	Letter re change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A dated August 20, 2012, as filed with the Securities and Exchange Commission on September 5, 2012

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

23.2	Consent of Deloitte & Touche LLP, filed herewith

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the year then ended, present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2012 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for the financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited the accompanying consolidated balance sheet of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northwest Pipe Company and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2011 and 2010 financial statements have been retrospectively adjusted to apply a change in accounting principle.

/s/ Deloitte & Touche LLP

Portland, Oregon

April 27, 2012 (March 18, 2013 as to the change in accounting principle discussed in Note 1)

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$524,503	$511,668	$386,750
Cost of sales	468,305	452,530	357,062

Gross profit	56,198	59,138	29,688
Selling, general and administrative expense	28,638	26,315	29,093

Operating income	27,560	32,823	595
Other expense (income), net	339	1,338	(413)
Interest income	(160)	(99)	(846)
Interest expense	5,616	9,306	8,942

Income (loss) before income taxes	21,765	22,278	(7,088)
Provision (benefit) for income taxes	5,521	9,618	(1,648)

Net income (loss)	$16,244	$12,660	$(5,440)

Basic earnings (loss) per share	$1.73	$1.36	$(0.59)

Diluted earnings (loss) per share	$1.72	$1.35	$(0.59)

Shares used in per share calculations:
Basic	9,377	9,333	9,278

Diluted	9,445	9,384	9,278

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$16,244	$12,660	$(5,440)
Other comprehensive income (loss):
Pension liability adjustment, net of tax	138	(667)	163
Deferred gain (loss) on cash flow derivatives, net of tax	(99)	211	(92)

Other comprehensive income (loss)	39	(456)	71

Comprehensive income (loss)	$16,283	$12,204	$(5,369)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$46	$182
Trade and other receivables, less allowance for doubtful accounts of $1,748 and $1,650	41,498	69,894
Costs and estimated earnings in excess of billings on uncompleted contracts	73,314	38,029
Inventories	113,545	107,169
Deferred income taxes	5,177	6,391
Prepaid expenses and other	2,558	5,258

Total current assets	236,138	226,923
Property and equipment, net	152,545	152,846
Goodwill	20,478	20,478
Other assets	13,261	13,126

Total assets	$422,422	$413,373

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,295	3,358
Accounts payable	21,042	20,248
Accrued liabilities	23,424	18,146
Deferred revenue	8,793	1,029
Billings in excess of costs and estimated earnings on uncompleted contracts	6,478	7,814

Total current liabilities	68,746	56,309
Note payable to financial institution	47,533	62,000
Long-term debt, less current portion	6,357	12,071
Capital lease obligations, less current portion	9,179	12,347
Deferred income taxes	15,254	20,588
Pension and other long-term liabilities	15,921	9,791

Total liabilities	162,990	173,106
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,382,994 and 9,353,201 shares issued and outstanding	94	94
Additional paid-in-capital	112,230	109,348
Retained earnings	149,381	133,137
Accumulated other comprehensive loss	(2,273)	(2,312)

Total stockholders’ equity	259,432	240,267

Total liabilities and stockholders’ equity	$422,422	$413,373

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009	9,244,977	$92	$106,869	$125,917	$(1,927)	$230,951
Net loss	—	—	—	(5,440)	—	(5,440)
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $27	—	—	—	—	(92)	(92)
Pension liability adjustment, net of tax of $101	—	—	—	—	163	163
Issuance of common stock under stock compensation plans	53,179	1	(88)	—	—	(87)
Stock-based compensation expense	—	—	797	—	—	797

Balances, December 31, 2010	9,298,156	93	107,578	120,477	(1,856)	226,292
Net income	—	—	—	12,660	—	12,660
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax of $130	—	—	—	—	211	211
Pension liability adjustment, net of tax benefit of $409	—	—	—	—	(667)	(667)
Issuance of common stock under stock compensation plans	55,045	1	66	—	—	67
Tax benefit from stock compensation plans	—	—	243	—	—	243
Stock-based compensation expense	—	—	1,461	—	—	1,461

Balances, December 31, 2011	9,353,201	94	109,348	133,137	(2,312)	240,267
Net income	—	—	—	16,244	—	16,244
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $94	—	—	—	—	(99)	(99)
Pension liability adjustment, net of tax expense of $50	—	—	—	—	138	138
Issuance of common stock under stock compensation plans	29,793	—	(175)	—	—	(175)
Tax benefit from stock compensation plans	—	—	9	—	—	9
Stock-based compensation expense	—	—	3,048	—	—	3,048

Balances, December 31, 2012	9,382,994	$94	$112,230	$149,381	$(2,273)	$259,432

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$16,244	$12,660	$(5,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	16,267	14,471	13,680
Amortization of intangible assets	—	50	185
Allowance on notes receivable	—	4,071	—
Provision for doubtful accounts	98	(501)	1,358
Equity in earnings of unconsolidated subsidiary, net of dividends received of $600 in 2010	—	394	477
Amortization of debt issuance costs	1,318	2,042	1,418
Deferred income taxes	(4,120)	5,908	9,292
Loss (gain) on disposal of property and equipment	998	397	(667)
Gain on sale of business	—	(2,887)	—
Stock-based compensation expense	3,048	1,461	797
Tax benefit from stock compensation plans	9	243	—
Unrealized loss (gain) on foreign currency forward contracts	207	(327)	(431)
Changes in operating assets and liabilities:
Trade and other receivables	28,298	(5,713)	(28,818)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(36,621)	510	(2,886)
Inventories	(5,582)	(29,794)	(4,186)
Refundable income taxes	—	15,099	(8,070)
Prepaid expenses and other	5,480	(5,297)	(292)
Accounts payable	(310)	(8,920)	1,160
Deferred revenue	7,764	1,029	—
Accrued and other liabilities	11,392	7,379	1,079

Net cash provided by (used in) operating activities	44,490	12,275	(21,344)

Cash flows from investing activities:
Additions to property and equipment	(16,789)	(16,333)	(18,597)
Proceeds from sale of business	—	13,727	—
Proceeds from sale of property and equipment	1,072	96	19
Issuance of notes receivable	(1,000)	—	(550)
Insurance proceeds	—	—	587
Restricted cash	(2,640)	2,640	—
Other investing activities	60	800	—

Net cash (used in) provided by investing activities	(19,297)	930	(18,541)

Cash flows from financing activities:
Proceeds from sale of common stock	37	147	—
Tax witholdings related to net share settlements of restricted share awards and performance shares	(212)	(80)	(87)
Payments on long-term debt	(5,714)	(5,714)	(5,714)
Borrowings under note payable to financial institutions	119,000	132,050	181,375
Payments on note payable to financial institutions	(133,468)	(138,050)	(132,778)
Payments of debt issuance costs	(1,599)	—	(3,381)
Borrowings from capital lease obligations	—	1,829	2,865
Payments on capital lease obligations	(3,373)	(3,256)	(2,375)

Net cash (used in) provided by financing activities	(25,329)	(13,074)	39,905

Change in cash and cash equivalents	(136)	131	20
Cash and cash equivalents, beginning of period	182	51	31

Cash and cash equivalents, end of period	$46	$182	$51

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,353	$7,220	$8,376
Cash paid (refunded) during the period for income taxes (net of (refunds) payments of ($1,834), $2,292 and $413)	5,007	(12,960)	(2,769)
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$898	$897	$2,726
Accrued property and equipment purchases	2,777	1,673	968
Capital lease refinancing	—	—	481
Capital lease additions	142	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company operates in two business segments, Water Transmission and Tubular Products. We have Water Transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas and Monterrey, Mexico. During the second half of 2012, we permanently closed our facility located in Pleasant Grove, Utah, and have transferred its property and equipment to other manufacturing locations. Tubular Products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana.

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

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of Northwest Pipe Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Prior period deferred revenue, which was previously reflected within accrued liabilities, has been reclassified (separated) to its own line item within current assets and net cash provided by (used in) operating activities to conform to current period presentation in the consolidated balance sheets and consolidated statements of cash flows. This reclassification had no impact on cash flows from operations, income from operations, net income, or total liabilities.

Lucid Energy LLC (“Lucid Energy”), over which the Company exercises significant influence but does not control, is accounted for under the equity method of accounting. Lucid Energy is a clean energy company based in Portland, Oregon. At December 31, 2012, we have convertible notes receivable from Lucid Energy, however the carrying value of our notes receivable and investment is zero.

Northwest Pipe Asia Pte. Ltd. (“NWPA”) was previously accounted for under the equity method of accounting and was sold to the controlling owners of the business for $0.8 million on April 1, 2011. The Company previously exercised significant influence but did not control NWPA. During the year ended December 31, 2011, the Company recorded purchases of property and equipment of $0.2 million, net of eliminations. All proceeds from the sale have been received by the Company and no intercompany balances remained outstanding at December 31, 2011.

On June 1, 2011, the Company sold all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas. Assets sold as part of this sale included the (i) raw materials, work-in-process, finished goods and related fuel and supplies inventories, (ii) tangible personal property located at the Houston facilities or used by the Company in connection with the traffic business, including machinery, equipment, tooling, operating and maintenance manuals, parts and all other tangible assets used in or related to the traffic business, (iii) receivables, and (iv) other assets. Total consideration of $13.7 million was received, resulting in a gain of $2.9 million recognized in other expense (income), net during the second quarter of 2011. The calculation of the gain on sale included a write-off of $973,000 of goodwill.

Out-of-Period Adjustment

In the first quarter of 2012, net sales was increased by $0.8 million for corrected estimates used in the computation of revenue recognized on the percentage of completion method that should have been recorded in the year ended December 31, 2011. In the third quarter of 2012, cost of sales was decreased by $0.4 million to correct an overstatement of expenses that had originally been recorded in the year ended December 31, 2011 ($0.1 million), first quarter of 2012 ($0.1 million) and the second quarter of 2012 ($0.2 million). When reviewing these errors in conjunction with other immaterial uncorrected adjustments impacting prior periods, the Company concluded that the adjustments did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior period, and are not material to the Company’s 2012 annual and quarterly financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased.

Escrow Account

The escrow account, to be used for qualifying project costs under the financing arrangement for the Bossier City facility, is included in other assets. Funds are released from escrow upon the Company’s payment of qualifying project costs. Restricted cash held in the escrow account totaled $0.9 million and $0.9 million at December 31, 2012 and 2011, respectively.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the balance sheet net of any doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2012 and 2011 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Customer Prepayments

Contractual terms may require prepayment of a portion of a contract value in advance of completing the work. Advanced deposits are recorded in accrued liabilities and are offset by invoices as work is performed on the contract. Advanced deposits totaled $9.4 million and $2.0 million at December 31, 2012 and 2011, respectively.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost, either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

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

Goodwill

Goodwill related to the Company’s Tubular Products Group, one of the Company’s operating segments and reporting units, of $20.5 million at December 31, 2012 and 2011, represents the excess of purchase price over the assigned value of the net assets in connection with the segment’s acquisitions. The change in the carrying amount of goodwill for the year ended December 31, 2011 was due to the sale of all assets of the traffic systems product line of the Tubular Products facility in Houston, Texas. No accumulated impairment charges are included within the Goodwill balance at December 31, 2012.

Total
Goodwill balance, December 31, 2010	$21,451
Goodwill written off related to sale of business	(973)
—

Goodwill balance, December 31, 2011	20,478

Goodwill balance, December 31, 2012	$20,478

Goodwill is reviewed for impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of the Tubular Products Group below its carrying amount. The Company periodically performs a quantitative analysis, even when the qualitative analysis indicates that fair value of goodwill is above its carrying amount. The Company conducts its annual impairment testing as of December 31. In accordance with our critical accounting policy, fair value of the Tubular Products Group’s goodwill was evaluated under a qualitative approach which took into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. A quantitative analysis was performed for 2012 given the financial performance of the Tubular Products Group, specifically the declining margins. Fair value was quantitatively determined with consideration of the income and market approaches as applicable. The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The key assumptions in the discounted cash flow analysis are the long-term growth rate, the discount rate, and the annual free cash flow. The market approach is based upon historical measures using EBITDA. The Company utilizes a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. The Company also utilizes a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular operating segment.

The analysis performed concluded that Goodwill is not impaired at December 31, 2012. If the Company’s assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges will be recorded, resulting in lower profits. The operations of the Tubular Products Group are cyclical and its sales and profitability may fluctuate from year to year. In the evaluation of the Company’s operating segment, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment.

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

Foreign Currency Transactions

Assets and liabilities subject to foreign currency fluctuations are translated into United States dollars at the period-end exchange rate, and revenue and expenses are translated at exchange rates representing an average for the period. Translation adjustments from designated hedges are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains or losses on all other foreign currency transactions are recognized in the statement of operations. The functional currency of the Company’s Mexican operations is the United States dollar.

Revenue Recognition

Revenue from construction contracts in the Company’s Water Transmission Group is recognized on the percentage-of-completion method. For a majority of contracts, revenue is measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). For a small number of contracts, revenue is measured using units of delivery as progress is best estimated by the number of units delivered under the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. The cost of steel is recognized as a project cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

The Company begins recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is reasonably assured, and project costs are incurred. Costs may be incurred before the Company has persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

Provisions for losses on uncompleted contracts are made in the period such losses are known. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined.

Revenue from the Company’s Tubular Products Group is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. Deferred revenue is recorded when the manufacturing process is complete and customers are invoiced prior to physical delivery of the product.

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. Accumulated other comprehensive loss consists of the following:

	December 31,
	2012	2011
	(in thousands)
Pension liability adjustment, net of tax benefit of $1,244 and $1,294	$(2,188)	$(2,326)
Deferred gain (loss) on cash flow derivatives, net of tax benefit of $50 and expense of $44	(85)	14

Total	$(2,273)	$(2,312)

Earnings (Loss) per Share

Earnings (loss) per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31 (in thousands, except per share data):

	2012	2011	2010
Net income (loss)	$16,244	$12,660	$(5,440)

Basic weighted-average common shares outstanding	9,377	9,333	9,278
Effect of potentially dilutive common shares (1)	68	51	—

Diluted weighted-average common shares outstanding	9,445	9,384	9,278

Earnings (loss) per common share:
Earnings (loss) per basic common share	$1.73	$1.36	$(0.59)
Earnings (loss) per diluted common share	1.72	1.35	(0.59)
Antidilutive shares excluded from net earnings per diluted common share calculation	92	58	47

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts, the escrow account and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2012, no customer had a balance in excess of 10% of total accounts receivable. At December 31, 2011, one customer had a balance which equaled 13% of total accounts receivable. Derivative contracts are with a financial institution rated A-1 by S&P. The escrow account, which is included in other assets, is held in a money market mutual fund. The Company’s deferred compensation plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

The Company estimates the fair value of stock options using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The Company estimates the fair value of Restricted Stock Units (“RSUs”) and Performance Stock Awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

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

Recent Accounting Standards

In December, 2011, the FASB issued ASU 2011-11 which requires companies to disclose information regarding offsetting and other arrangements for derivatives and other financial instruments. In January 2013, the FASB issued ASU 2013-01, which limited the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position as the new requirements are primarily disclosure related.

In February 2013, the FASB issued ASU 2013-02, which clarified the reclassification requirements of ASU 2011-05 which were previously delayed by the FASB in October 2011. Reclassification adjustments which are not reclassified from other comprehensive income to net income in their entirety may instead be parenthetically cross referenced to the related footnote on the face of the financial statements for additional information. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012 and will have an impact on the presentation of comprehensive income in the consolidated financial statements only.

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

	December 31,
	2012	2011
	(in thousands)
Costs incurred on uncompleted contracts	$211,801	$356,527
Estimated earnings	32,480	56,227

	244,281	412,754
Less billings to date	(177,445)	(382,539)

	$66,836	$30,215

Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$73,314	$38,029
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,478)	(7,814)

	$66,836	$30,215

3.	INVENTORIES:

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,
	2012	2011
Short-term inventories:
Raw materials	$56,913	$65,511
Work-in-process	10,157	3,543
Finished goods	43,374	35,000
Supplies	3,101	3,115

	113,545	107,169
Long-term inventories:
Finished goods	1,608	2,401

Total inventories	$115,153	$109,570

Long-term inventories are recorded in other assets. The lower of cost or market adjustment for all inventories was $3.5 million and $3.4 million at December 31, 2012 and 2011, respectively.

4.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Land and improvements	$23,651	$20,101
Buildings	39,834	41,319
Machinery and equipment	155,276	147,814
Equipment under capital lease	21,452	21,310
Construction in progress	9,906	9,210

	250,119	239,754
Less accumulated depreciation and amortization	(97,574)	(86,908)

Property and equipment, net	$152,545	$152,846

Depreciation and amortization expense was $16.3 million, $14.5 million, and $13.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Accumulated amortization associated with property and equipment under capital leases was $8.6 million and $5.4 million at December 31, 2012 and 2011, respectively.

5.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

On October 24, 2012, the Company entered into the Amended Credit Agreement, which amends, supersedes and restates the Credit Agreement dated May 31, 2007, and provides for a revolving loan, swing line loan and letters of credit in the aggregate amount of up to $165 million. In addition, the Amended Credit Agreement reflects reductions in the interest rates charged on outstanding balances and a reduction in the number of financial covenants. The Amended Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Amended Credit Agreement expires on October 24, 2017.

At December 31, 2012, $47.5 million was outstanding under the Amended Credit Agreement. We were able to borrow at LIBOR plus 2.0% at December 31, 2012. At December 31, 2012 we had $90.8 million available under the Amended Credit Agreement while remaining in compliance with the Company’s financial covenants, net of outstanding letters of credit. The Amended Credit Agreement bears interest at a weighted average rate of 2.31% at December 31, 2012.

At December 31, 2011, the Company had a $125.0 million Credit Agreement, under which $62.0 million was outstanding. The Credit Agreement bore interest at a weighted average rate of 3.03% at December 31, 2011. We were able to borrow at LIBOR plus 2.5% at December 31, 2011.

6.	LONG-TERM DEBT:

	December 31,
	2012	2011
	(in thousands)
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that began February 25, 2008, plus interest at 10.50% paid quarterly, on February 25, May 25, August 25 and November 25, collateralized by accounts receivable, inventory and certain equipment	$4,286	$6,429
Series B Term Note, maturing on June 21, 2014, due in annual payments of $1.5 million that began June 21, 2008, plus interest at 10.22% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	3,000	4,500
Series C Term Note, maturing on October 26, 2014, due in annual payments of $1.4 million that began October 26, 2008, plus interest at 9.11% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	2,857	4,286
Series D Term Note, maturing on January 24, 2015, due in annual payments of $643,000 that began January 24, 2009, plus interest at 9.07% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	1,928	2,570

Total long-term debt	$12,071	$17,785

Amounts are presented in the Consolidated Balance Sheets as follows:
Current portion of long-term debt	$5,714	$5,714
Long-term debt, less current portion	6,357	12,071

	$12,071	$17,785

Future principal payments of long-term debt are as follows (in thousands):

2013	$5,714
2014	5,714
2015	643
2016	—
2017	—
Thereafter	—

$12,071

Interest expense under the Company’s credit agreement and long-term debt was $5.6 million, net of amounts capitalized of $0.2 million in 2012, $9.3 million, net of amounts capitalized of $0.2 million in 2011, and $8.9 million, net of amounts capitalized of $0.5 million in 2010.

7.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum payments under the Company’s capital leases are as follows (in thousands):

2013	$4,129
2014	4,052
2015	2,697
2016	2,145
2017	1,315
Thereafter	—

Total minimum lease payments	14,338
Amount representing interest	(1,864)

Present value of minimum lease payments with average interest rates of 7.68%	12,474
Current portion of capital lease obligation	3,295

Capital lease obligation, less current portion	$9,179

We had a total of $12.5 million in capital lease obligations outstanding at December 31, 2012. The weighted average interest rate on all of the Company’s capital leases is 7.68%. The Company’s capital leases are for certain equipment used in the manufacturing process. Of the total capital lease balance, $6.6 million of the Company’s capital leases outstanding as of December 31, 2012 consists of a Financing Arrangement entered into as of September 2009 to finance the Company’s Bossier City, Louisiana facility under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of December 31, 2012, $0.9 million was held in the escrow account, which is included in Other Assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires the Company to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by the Company’s Amended Credit Agreement.

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense for 2012, 2011, and 2010 was $3.2 million, $3.3 million, and $3.2 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. Future minimum payments as of December 31, 2012 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2013	$2,421
2014	2,021
2015	1,751
2016	1,465
2017	1,077
Thereafter	699

$9,434

8.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

Description	Balance at December 31, 2012	Level 1	Level 2	Level 3
Financial assets
Escrow account	$898	$898	$—	$—
Deferred compensation plan assets	5,280	5,280	—	—

Total Assets	$6,178	$6,178	$—	$—

Financial liabilities
Derivatives	$(353)	$—	$(353)	$—

Description	Balance at December 31, 2011	Level 1	Level 2	Level 3
Financial assets
Escrow account	$897	$897	$—	$—
Deferred compensation plan assets	4,575	4,575	—	—
Derivatives	153	—	153	—

Total Assets	$5,625	$5,472	$153	$—

Financial liabilities
Derivatives	$(108)	$—	$(108)	$—

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long term debt. The fair value of the Company’s debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions all of which are classified as Level 2 inputs within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $11.5 million and the carrying value was $12.1 million at December 31, 2012. The fair value of the Company’s long-term debt, including the current portion, was $16.1 million and the carrying value was $17.8 million at December 31, 2011.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company measures its financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. During 2012, there were no impairment charges taken. During 2011, we recognized $4.1 million of impairment charges on loans receivable. The impairment charges were included in other expense (income) in the consolidated statement of income. All notes receivable are categorized as Level 3 in the fair value hierarchy.

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of December 31, 2012 and 2011, the total notional amount of the derivative contracts not designated as hedges was $2.7 million (CAD$2.6 million) and $1.5 million (CAD$1.5million), respectively. As of December 31, 2012 and 2011, the total notional amount of the derivative contracts designated as hedges was $12.4 million (CAD$12.3 million) and $8.5 million (CAD$8.6 million), respectively.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income on the Consolidated Statement of Stockholders’ Equity. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of December 31, 2012, except one contract with a notional value of $3.1 million (CAD$3.1 million) which has a remaining maturity of 15 months.

The balance sheet location and the fair values of derivative instruments are:

	December 31,
Foreign Currency Forward Contracts	2012	2011
	(in thousands)
Assets
Derivatives designated as hedging instruments Prepaid expenses and other	$—	$66
Derivatives not designated as hedging instruments Prepaid expenses and other	—	87

Total assets	$—	$153

Liabilities
Derivatives designated as hedging instruments Accrued liabilities	$197	$23
Derivatives not designated as hedging instruments Accrued liabilities	156	85

Total liabilities	$353	$108

The amounts of losses related to the Company’s derivative contracts designated as hedging instruments for the year ended December 31, 2012 and 2011 are (in thousands):

	Pretax Loss Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss		Ineffective Portion of Loss on Derivative and Amount Excluded from Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
2012
Foreign currency forward contracts	$(234)	Net sales	$(40)	Net sales	$(124)

2011
Foreign currency forward contracts	$(172)	Net sales	$(501)	Net sales	$(69)

2010
Foreign currency forward contracts	$(157)	Net sales	$(31)	Net sales	$(46)

The following table reconciles the beginning and ending balances of the Company’s accumulated other comprehensive income (loss) related to gains or losses on derivative contracts, as well as amounts reclassified to earnings for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning balance	$14	$(197)
Net unrealized loss from cash flow hedging instruments arising during the period, net of tax	(120)	(107)
Reclassifications into earnings, net of tax	21	318

Ending balance	$(85)	$14

For the years ended December 31, 2012, 2011 and 2010, gains (losses) of $(0.4) million, $0.1 million and ($0.6) million, respectively, from derivative contracts not designated as hedging instruments were recognized in net sales. At December 31, 2012, there is $0.1 million of unrealized pretax loss on outstanding derivatives accumulated in other comprehensive loss, substantially all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

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

The Company also has two noncontributory defined benefit plans. Effective 2001, both plans were frozen, and participants were fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to the date the plans were frozen. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2012 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $2.6 million and an unrecognized actuarial loss, net of tax, of $2.2 million in accumulated other comprehensive loss. As of December 31, 2011, the Company had recorded an accrued pension liability of $2.6 million and an unrecognized actuarial loss, net of tax, of $2.3 million in accumulated other comprehensive loss. Additionally, as of December 31, 2012 and 2011, the projected and accumulated benefit obligation was $6.7 million and $6.4 million, respectively, and the fair value of plan assets was $4.1 million and $3.8 million, respectively. The net periodic benefit cost was $0.4 million for the year ended December 31, 2012, $0.3 million for the year ended December 31, 2011, and $0.3 million for the year ended December 31, 2010. The weighted average discount rates used to measure the projected benefit obligation were 3.52% and 4.06% as of December 31, 2012 and 2011, respectively. The plan assets are invested in growth mutual funds, consisting of a mix of debt and equity securities, which are categorized as Level 2 under the fair value hierarchy. The expected weighted average long term rate of return on plan assets was 7.5% and 7.5% as of December 31, 2012 and 2011, respectively.

Total expense for all retirement plans in 2012, 2011 and 2010 was $1.7 million, $1.3 million and $1.3 million, respectively.

11.	SHARE-BASED COMPENSATION PLANS:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, RSUs and PSAs. In addition, the Company has one inactive stock option plan, the 1995 Stock Options Plan for Nonemployee Directors, under which previously granted options remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate 10 years from the date of grant. The plans also provide for other equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with either a performance or market-based vesting condition. Vesting of the performance-based PSAs is dependent upon meeting certain strategic goals and ranges from a three-month period to a three-year period. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a comparator group of companies and ranges from two to three years. The following summarizes share-based compensation expense recorded:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cost of sales	$432	$143	$49
Selling, general and administrative expenses	2,616	1,318	748

Total	$3,048	$1,461	$797

As of December 31, 2012, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.1 million, which is expected to be recognized over a weighted average period of 1.6 years.

There were 227,177 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2012; an additional 47,000 options and 243,141 RSUs and PSAs have been granted and remain outstanding. There were 307,984 and 408,434 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2011 and 2010, respectively.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2012 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2009	213,103	$15.26
Options granted	24,000	24.15
Options exercised or exchanged	(87,671)	13.63
Options cancelled	(4,223)	17.90

Balance, December 31, 2010	145,209	17.64
Options granted	—	—
Options exercised or exchanged	(73,612)	14.12
Options cancelled	—	—

Balance, December 31, 2011	71,597	21.26
Options granted	—	—
Options exercised or exchanged	(24,597)	17.58
Options cancelled	—	—

Balance, December 31, 2012	47,000	23.19

Exercisable and Outstanding, December 31, 2012	47,000	23.19	4.86	$122

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.8 million and $0.8 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$10.31	7,000	0.36	$10.31	7,000	$10.31
$14.00	2,000	1.36	14.00	2,000	14.00
$22.07 - $24.15	28,000	6.55	23.85	28,000	23.85
$28.31	4,000	3.36	28.31	4,000	28.31
$34.77	6,000	4.41	34.77	6,000	34.77

	47,000	4.86	23.19	47,000	23.19

There were no options granted during 2012 or 2011; the weighted average grant date fair value of options granted during 2010 was $15.35. The fair value of options granted in 2010 was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the assumptions noted in the following table. The risk-free interest rate is based on the United States Treasury yield curve corresponding to the expected life of the option in effect at the time of the grant. The expected life is based on the historical exercise pattern of similar groups of employees. Expected volatility is based on the historical volatility of the Company’s stock.

Year Ended December 31, 2010
Risk-free interest rate	3.74%
Expected dividend yield	0%
Expected volatility	51.19%
Expected lives (in years)	9.25

Restricted Stock Units and Performance Awards

A summary of status of the Company’s RSUs and PSAs as of December 31, 2012 and changes during the three years then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at December 31, 2009	127,487	$41.66
Unvested RSUs and PSAs cancelled	(54,986)	44.70
Unvested RSUs and PSAs vested	(16,658)	47.27

Unvested RSUs and PSAs at December 31, 2010	55,843	37.00
RSUs and PSAs granted	174,891	23.32
Unvested RSUs and PSAs cancelled	(20,997)	47.46
Unvested RSUs and PSAs vested	(15,756)	26.27

Unvested RSUs and PSAs at December 31, 2011	193,981	24.41
RSUs and PSAs granted	115,306	29.06
Unvested RSUs and PSAs cancelled	(39,306)	28.44
Unvested RSUs and PSAs vested	(26,840)	23.13

Unvested RSUs and PSAs at December 31, 2012	243,141	$26.11

The unvested balance of RSUs and PSAs at December 31, 2012 includes approximately 172,000 PSAs included at a target level. The vesting of these awards is subject to the achievement of specified market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The total fair value of RSUs and PSAs vested during the years ended December 31, 2012, 2011, and 2010 was $0.6 million, $0.4 million, and $0.8 million, respectively.

Stock Awards

For the years ended December 31, 2012, 2011 and 2010, stock awards were granted to non-employee directors, which vested immediately upon issuance, as follows: 4,807 shares; 6,261 shares; and 6,615 shares, respectively. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $23.40 in 2012, $25.15 in 2011, and $23.81 in 2010.

12.	SHAREHOLDER RIGHTS PLAN:

In June 1999, the Board of Directors adopted a Shareholder Rights Plan (the “Plan”) designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquirer, and reserved 150,000 shares of Series A Junior Participating Preferred Stock (“Preferred Stock”) for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one non-

detachable preferred stock purchase right (a “Right”) per share of common stock, payable to shareholders of record on July 9, 2000. Each Right represents the right to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00, subject to adjustment. The Rights will be exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company’s outstanding shares of common stock. Subject to the terms of the Plan and upon the occurrence of certain events, each Right would entitle the holder to purchase common stock of the Company, or of an acquiring company in certain circumstances, having a market value equal to two times the exercise price of the Right. The Company may redeem the Rights at a price of $0.01 per Right under certain circumstances.

On June 18, 2009, the Company and Computershare (“Rights Agent”) entered into an Amended and Restated Rights Agreement (the “Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement amended and restated the Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. (predecessor to the Rights Agent). The Amended and Restated Rights Agreement extended the Final Expiration Date of the Rights from June 28, 2009 to June 28, 2019. The Amended and Restated Rights Agreement also reflected certain changes in the rights and obligations of the Rights Agent and certain changes in procedural requirements under the Amended and Restated Rights Agreement.

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

A similar complaint, captioned Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. Northwest Pipe Co. et al., No. C09-5791 RBL (“Plumbers”), was filed against the Company in the same court on December 22, 2009. In addition to the Company, Brian W. Dunham, Stephanie J. Welty and William R. Tagmyer, the Company’s Chairman of the Board, are named as defendants in the Plumbers complaint. In the Plumbers complaint, as in the Richard complaint, the plaintiff is allegedly a purchaser of the Company’s stock and asserts that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements during the Class Period. Plaintiff seeks to represent a class of persons who purchased the Company’s stock during that period, and seeks damages for losses caused by the alleged wrongdoing.

The Richard action and the Plumbers action were consolidated on February 25, 2010. Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the consolidated action. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and our motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties participated in an initial settlement mediation on January 30, 2012. On July 19, 2012 the parties participated in a second settlement mediation at which the parties agreed, subject to court approval, to settle all of the plaintiff’s claims for $12.5 million. All of this amount will be paid by the Company’s insurers with the exception of $200,000 in retention which was expensed in the second quarter of 2010 and $200,000 which was expensed in the second quarter of 2012. The full settlement amount has been placed into escrow. On November 27, 2012, the Court issued an order preliminarily approving the class action settlement and setting a settlement hearing for final approval for March 22, 2013.

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

An amended complaint in the Ruggles action was filed on November 10, 2011, and the defendants responded to the complaint by filing a motion to dismiss. The derivative parties participated in both of the settlement mediations described above. At the mediation on July 19, 2012, the parties agreed, subject to court approval, to settle all of the above derivative plaintiffs’ claims in all of the above-described derivative actions, with the Company agreeing to make certain corporate governance modifications and pay plaintiffs the amount of $750,000 for plaintiffs’ attorneys’ fees. All of this amount will be paid by the Company’s insurers. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables. On December 19, 2012, the Court issued an order preliminarily approving the settlement of the derivative actions and setting a settlement hearing for final approval for March 29, 2013.

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

Other Matters

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft RI was submitted to the EPA by the LWG in fall of 2011and the draft FS was submitted by the LWG to the EPA in March 2012. As of the filing of this 2012 Form 10-K, the final RI is scheduled to be submitted to the EPA in the fall of 2013, and the final FS is scheduled to be submitted to the EPA by November 30, 2013.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ. The Company performed remedial investigation work required under the Agreement and submitted a draft Remedial Investigation/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its Remedial Investigation/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012, and comments from the ODEQ were received in in November 2012. The Company is currently discussing additional sampling requirements with the ODEQ.

Also, based on sampling associated with the Portland facility’s remedial investigation and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs, and zinc has remained below storm water benchmark levels ever since. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which the ODEQ approved in

August 2010. The Company has completed the approved remediation plan which has included excavation of a localized soil area to remove soil containing PAHs (completed in the third quarter of 2011), an upgrade to the fuel and waste storage systems (completed in the fourth quarter of 2011), a storm water filtration system (completed in the first quarter of 2012), and paving any permeable surfaces (completed in the second quarter of 2012).

During the localized soil excavation in the third quarter of 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. The Company is currently discussing additional sampling requirements with the ODEQ.

The Company has spent approximately $2.5 million in 2012 to complete the Source Control work specified in the Work Plans, and anticipates having to spend approximately $50,000 for further Source Control work in 2013.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the consolidated financial statements has been recorded as of December 31, 2012.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.2 million at December 31, 2012. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

14.	INCOME TAXES:

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$5,428	$2,639	$(11,047)
State	130	695	45

Total current tax expense	5,558	3,334	(11,002)

Deferred:
Federal	(296)	5,380	9,743
State	259	904	(389)

Total deferred tax expense	(37)	6,284	9,354

	$5,521	$9,618	$(1,648)

The difference between the Company’s effective income tax rates and the statutory United States federal income tax rate of 35% is explained as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Provision (benefit) at statutory rate of 35%	$7,618	$7,800	$(2,481)
State provision, net of federal benefit	519	922	174
Research and development credits	(1,801)	—	—
Domestic manufacturing deduction	(762)	(389)	772
Sale of business	—	341	—
Change in valuation allowance	—	872	—
Other	(53)	72	(113)

	$5,521	$9,618	$(1,648)

Effective tax (benefit) rate	25.4%	43.2%	(23.2)%

The decrease in the tax rate in 2012 was primarily attributable to a research and development tax credit study for years 2010 and 2011 performed during 2012, for which a net tax benefit of $1.8 million was recorded.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$1,323	$1,459
Accrued employee benefits	1,612	3,110
Inventories	1,393	1,337
Trade receivable, net	650	625
Net operating loss carryforwards	364	622
Accrued professional fees	—	77
Other	693	176

	6,035	7,406
Valuation allowance	(146)	(350)

	5,889	7,056
Current deferred tax liabilities:
Prepaid expenses	(712)	(665)

Current deferred tax assets, net	5,177	6,391

Noncurrent deferred tax assets:
Net operating loss carryforwards	549	499
Tax credit carryforwards	64	102
Accrued employee benefits	3,673	2,708
Other assets	4,527	3,617
Other	17	219

	8,830	7,145
Valuation allowance	(794)	(576)

	8,036	6,569
Noncurrent deferred tax liabilities:
Property and equipment	(23,290)	(27,157)

Noncurrent deferred tax liabilities, net	(15,254)	(20,588)

Net deferred tax liabilities	$(10,077)	$(14,197)

As of December 31, 2012, the Company had approximately $18 million of state net operating loss carryforwards which expire on various dates between 2018 and 2030. The Company also had state tax carryforwards of $298,000, which begin to expire in 2019.

The Company considers the earnings of the Mexican subsidiary to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should the Company decide to repatriate the foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely reinvested outside the United States, and a deferred tax liability of approximately $600,000 related to the United States federal and state income taxes and foreign withholding taxes on approximately $1.7 million of undistributed foreign earnings would be recorded.

A summary of the changes in the unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands):

	2012	2011	2010
Unrecognized tax benefits, beginning of year	$309	$125	$185
Decreases for settlements	—	—	(60)
Increases for positions taken in prior years	3,571	10	—
Decreases for positions taken in prior years	(184)	—	—
Increases for positions taken in the current year	1,549	174	—

Unrecognized tax benefits, end of year	$5,245	$309	$125

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $1.4 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. The Company is currently under examination by the Internal Revenue Service for years 2009 and 2010. With few exceptions, the Company is no longer subject to United States Federal or state income tax examinations for years before 2008.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company has approximately $172,000 and $72,000, respectively, of accrued interest related to uncertain tax positions. Total interest for uncertain tax positions increased by approximately $100,000 in 2012, increased by approximately $8,000 in 2011, and increased by approximately $4,000 in 2010.

15.	SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by executive management to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on operating income.

The Company’s Water Transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. The Company’s Water Transmission products are manufactured at one of six manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. During the second half of 2012, we permanently closed our facility located in Pleasant Grove, Utah, and have transferred its property and equipment to other manufacturing locations. Products are sold primarily to public water agencies either directly or through an installation contractor.

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

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. One customer accounted for 12% of total net sales in 2012. No one customer represented more than 10% of total net sales in 2011 or 2010. As of December 31, 2012, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net sales:
Water transmission	$269,203	$271,885	$221,251
Tubular products	255,300	239,783	165,499

Total	$524,503	$511,668	$386,750

Gross profit:
Water transmission	$45,051	$43,182	$19,430
Tubular products	11,147	15,956	10,258

Total	$56,198	$59,138	$29,688

Operating income (loss):
Water transmission	$36,278	$34,113	$10,825
Tubular products	8,335	12,660	6,963

	44,613	46,773	17,788
Corporate	(17,053)	(13,950)	(17,193)

Total	$27,560	$32,823	$595

Depreciation and amortization expense:
Water transmission	$10,474	$8,729	$8,282
Tubular products	5,541	5,723	5,005

	16,015	14,452	13,287
Corporate	252	69	579

Total	$16,267	$14,521	$13,865

Capital expenditures:
Water transmission	$6,830	$4,765	$9,307
Tubular products	9,813	11,386	9,135

	16,643	16,151	18,442
Corporate	146	182	155

Total	$16,789	$16,333	$18,597

Net sales by geographic region:
United States	$473,403	$455,625	$347,028
Other	51,100	56,043	39,722

Total	$524,503	$511,668	$386,750

	December 31,
	2012	2011
	(in thousands)
Goodwill:
Water transmission .	$—	$—
Tubular products .	20,478	20,478

Total .	$20,478	$20,478

Total assets:
Water transmission .	$221,987	$203,073
Tubular products .	174,591	181,058

	396,578	384,131
Corporate .	25,844	29,242

Total .	$422,422	$413,373

All property and equipment is located in the United States as of December 31, 2012 and 2011, except for a total of $2.4 million which is located in Mexico.

16.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2012 and 2011 is as follows (dollars in thousands, except per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2012
Net sales:
Water transmission	$58,431	$59,050	$63,487	$88,235	$269,203
Tubular products	83,744	71,991	51,612	47,953	255,300

Total	$142,175	$131,041	$115,099	$136,188	$524,503

Gross profit (loss):
Water transmission	$9,699	$8,149	$9,681	$17,522	$45,051
Tubular products	6,801	5,428	1,919	(3,001)	11,147

Total	$16,500	$13,577	$11,600	$14,521	$56,198

Operating income (loss):
Water transmission	$8,024	$6,130	$6,969	$15,155	$36,278
Tubular products	6,196	4,651	1,134	(3,646)	8,335
Corporate	(5,041)	(3,811)	(4,074)	(4,127)	(17,053)

Total	$9,179	$6,970	$4,029	$7,382	$27,560

Net income	$4,734	$3,604	$3,396	$4,510	$16,244

Earnings per share:
Basic	$0.51	$0.38	$0.36	$0.48	$1.73
Diluted	$0.50	$0.38	$0.36	$0.48	$1.72

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2011
Net sales:
Water transmission	$58,645	$74,459	$76,953	$61,828	$271,885
Tubular products	52,813	69,342	62,312	55,316	239,783

Total	$111,458	$143,801	$139,265	$117,144	$511,668

Gross profit:
Water transmission	$9,894	$11,531	$13,345	$8,412	$43,182
Tubular products	4,874	5,140	3,169	2,773	15,956

Total	$14,768	$16,671	$16,514	$11,185	$59,138

Operating income (loss):
Water transmission	$8,261	$9,142	$10,747	$5,963	$34,113
Tubular products	3,849	4,304	2,349	2,158	12,660
Corporate	(4,631)	(2,378)	(3,049)	(3,892)	(13,950)

Total	$7,479	$11,068	$10,047	$4,229	$32,823

Net income	$2,932	$4,977	$3,284	$1,467	$12,660
Earnings per share:
Basic	$0.32	$0.53	$0.35	$0.16	$1.36
Diluted	$0.31	$0.53	$0.35	$0.15	$1.35

Out-of-Period Adjustment

In the first quarter of 2012, net sales was increased by $0.8 million for corrected estimates used in the computation of revenue recognized on the percentage of completion method that should have been recorded in the year ended December 31, 2011. In the third quarter of 2012, cost of sales was decreased by $0.4 million to correct an overstatement of expenses that had originally been recorded in the year ended December 31, 2011 ($0.1 million), first quarter of 2012 ($0.1 million) and the second quarter of 2012 ($0.2 million). When reviewing these errors in conjunction with other immaterial uncorrected adjustments impacting prior periods, the Company concluded that the adjustments did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior period, and are not material to the Company’s 2012 annual and quarterly financial statements.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts	$1,650	$1,381	$(1,283)	$1,748
Valuation allowance for deferred tax assets	926	14	—	940

Year ended December 31, 2011:
Allowance for doubtful accounts	$2,151	$3,518	$(4,019)	$1,650
Valuation allowance for deferred tax assets	105	872	(51)	926

Year ended December 31, 2010:
Allowance for doubtful accounts	$793	$3,118	$(1,760)	$2,151
Valuation allowance for deferred tax assets	470	—	(365)	105

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2013.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 18th day of March 2013.

Signature	Title

/S/ RICHARD A. ROMAN Richard A. Roman	Director and Executive Chairman of the Board

/S/ SCOTT MONTROSS Scott Montross	Director, President and Chief Executive Officer

/S/ ROBIN GANTT Robin Gantt	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ WILLIAM R. TAGMYER Williams R. Tagmyer	Director

/S/ JAMES E. DECLUSIN James E. Declusin	Director

Harry L. Demorest	Director

/S/ MICHAEL C. FRANSON Michael C. Franson	Director

/S/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/S/ KEITH R. LARSON Keith R. Larson	Director