Form 10-Q
period 2013-03-31
NORTHWEST PIPE CO
filed 2013-05-07
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,437,387
(Class)	(Shares outstanding at May 1, 2013)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$47	$46
Trade and other receivables, less allowance for doubtful accounts of $1,799 and $1,748	65,415	41,498
Costs and estimated earnings in excess of billings on uncompleted contracts	70,018	73,314
Inventories	109,604	113,545
Deferred income taxes	6,405	5,177
Prepaid expenses and other	1,985	2,558

Total current assets	253,474	236,138
Property and equipment, net	158,796	152,545
Goodwill	20,478	20,478
Other assets	13,166	13,261

Total assets	$445,914	$422,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	3,298	3,295
Accounts payable	33,598	21,042
Accrued liabilities	22,972	23,424
Deferred revenue	7,253	8,793
Billings in excess of costs and estimated earnings on uncompleted contracts	2,792	6,478

Total current liabilities	75,627	68,746
Note payable to financial institution	56,236	47,533
Long-term debt, less current portion	3,571	6,357
Capital lease obligations, less current portion	8,331	9,179
Deferred income taxes	17,131	15,254
Pension and other long-term liabilities	16,181	15,921

Total liabilities	177,077	162,990
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,437,387 and 9,382,994 shares issued and outstanding	94	94
Additional paid-in-capital	111,953	112,230
Retained earnings	158,887	149,381
Accumulated other comprehensive loss	(2,097)	(2,273)

Total stockholders’ equity	268,837	259,432

Total liabilities and stockholders’ equity	$445,914	$422,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$140,597	$142,175
Cost of sales	119,393	125,675

Gross profit	21,204	16,500
Selling, general and administrative expense	6,384	7,321

Operating income	14,820	9,179
Other expense	41	36
Interest income	(183)	(41)
Interest expense	1,049	1,640

Income before income taxes	13,913	7,544
Provision for income taxes	4,407	2,810

Net income	$9,506	$4,734

Basic earnings per share	$1.01	$0.51

Diluted earnings per share	$1.00	$0.50

Shares used in per share calculations:
Basic	9,437	9,369

Diluted	9,484	9,412

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$9,506	$4,734
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax	65	137
Deferred gain (loss) on cash flow derivatives, net of tax	111	(31)

Other comprehensive income, net of tax	176	106

Comprehensive income	$9,682	$4,840

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$9,506	$4,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,865	3,287
Provision for doubtful accounts	51	(404)
Amortization of debt issuance costs	158	489
Deferred income taxes	649	(388)
(Gain) loss on disposal of property and equipment	(177)	132
Stock based compensation expense	526	579
Unrealized (gain) loss on foreign currency forward contracts	(94)	169
Changes in operating assets and liabilities:
Trade and other receivables, net	(23,968)	5,427
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(390)	(9,565)
Inventories	4,085	8,275
Prepaid expenses and other assets	387	601
Accounts payable	10,728	1,833
Deferred revenue	(1,540)	1,099
Accrued and other liabilities	58	1,421

Net cash provided by operating activities	3,844	17,689

Cash Flows From Investing Activities:
Additions to property and equipment	(9,781)	(4,437)
Proceeds from the sale of property and equipment	1,669	4
Issuance of notes receivable	—	(1,000)

Net cash used in investing activities	(8,112)	(5,433)

Cash Flows From Financing Activities:
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(802)	(145)
Payments on long-term debt	(2,786)	(2,786)
Borrowings under note payable to financial institution	37,471	25,150
Payments on note payable to financial institution	(28,768)	(33,343)
Payments on capital lease obligations	(846)	(857)
Payments of debt amendment costs	—	(369)

Net cash provided by (used in) financing activities	4,269	(12,350)

Change in cash and cash equivalents	1	(94)
Cash and cash equivalents, beginning of period	46	182

Cash and cash equivalents, end of period	$47	$88

Non-cash investing activity:
Escrow account related to capital lease financing	$898	$897
Accrued property and equipment purchases	4,605	1,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company (the “Company”) and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Prior period deferred revenue, which was previously reflected within accrued liabilities, has been reclassified (separated) to its own line item within current liabilities and net cash provided by operating activities to conform to current period presentation in the condensed consolidated balance sheets and condensed consolidated statements of cash flows. This reclassification has no impact on cash flows from operations, income from operations, net income, or total liabilities.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2012 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2012 Form 10-K.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2013.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Short-term inventories:
Raw materials	$52,869	$56,913
Work-in-process	7,812	10,157
Finished goods	45,824	43,374
Supplies	3,099	3,101

	109,604	113,545
Long-term inventories:
Finished goods	1,463	1,608

Total inventories	$111,067	$115,153

Long-term inventories are recorded in other assets. The lower of cost or market adjustment was $4.4 million at March 31, 2013 and $3.5 million at December 31, 2012.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at March 31, 2013	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$898	898	—	—
Deferred compensation plan assets	5,618	5,618	—	—
Derivatives	21	—	21	—

Total Assets	$6,537	6,516	21	—

Financial Liabilities
Derivatives	$(106)	—	(106)	—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$898	898	—	—
Deferred compensation plan assets	5,280	5,280	—	—

Total Assets	$6,178	6,178	—	—

Financial Liabilities
Derivatives	$(353)	—	(353)	—

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $8.8 million and the carrying value was $9.3 million at March 31, 2013, and $11.5 million with a carrying value of $12.1 million at December 31, 2012.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. There were no impairment charges taken during the three months ended March 31, 2013 or March 31, 2012. All loans receivable are categorized as Level 3 in the fair value hierarchy.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of March 31, 2013 and December 31, 2012, the total notional amount of the derivative contracts not designated as hedges was $0.5 million (CAD$0.5 million) and $2.7 million (CAD$2.6 million), respectively. As of March 31, 2013 and December 31, 2012, the total notional amount of the derivative contracts designated as hedges was $11.1 million (CAD$11.3 million) and $12.4 million (CAD$12.3 million), respectively.

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

The balance sheet location and the fair values of derivative instruments are (in thousands):

Foreign Currency Forward Contracts	March 31, 2013	December 31, 2012
Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$11	$—
Derivatives not designated as hedging instruments
Prepaid expenses and other	10	—

Total assets	$21	$—

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$71	$197
Derivatives not designated as hedging instruments
Accrued liabilities	35	156

Total liabilities	$106	$353

All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the Statement of Financial Position at their gross fair values.

	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross Amounts Not Offset in the Statement of Financial Position		(v) = (iii) - (iv)
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
March 31, 2013	$21	$—	$21	$21	$—	$—

December 31, 2012	$—	$—	$—	$—	$—	$—

	(i)	(ii)	(iii) = (i) - (ii)	(iv) Gross Amounts Not Offset in the Statement of Financial Position		(v) = (iii) - (iv)
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Liabilities
March 31, 2013	$106	$—	$106	$106	$—	$—

December 31, 2012	$353	$—	$353	$353	$—	$—

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three months ended March 31, 2013 and March 31, 2012 are (in thousands):

	March 31, 2013
	Pretax Gain Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$200	Net sales	$26	Net sales	$(52)

	March 31, 2012
	Pretax Loss Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Loss Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts	$(101)	Net sales	$(15)	Net sales	$(1)

At March 31, 2013, there is $40,000 of unrealized pretax gain on outstanding derivatives accumulated in other comprehensive loss, all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three months ended March 31, 2013, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.1 million. For the three months ended March 31, 2012, losses from our derivative contracts not designated as hedging instruments recognized in net sales were $0.1 million.

5.	Commitments and Contingencies

Class Action and Derivative Lawsuits

On November 20, 2009, a complaint against the Company, captioned Richard v. Northwest Pipe Co. et al., No. C09-5724 RBL (“Richard”), was filed in the United States District Court for the Western District of Washington. The plaintiff was allegedly a purchaser of the Company’s stock. In addition to the Company, Brian W. Dunham, the Company’s former President and Chief Executive Officer, and Stephanie J. Welty, the Company’s former Chief Financial Officer, were named as defendants. The complaint alleged that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements between April 23, 2008 and November 11, 2009, subsequently extended to December 22, 2011 (the “Class Period”). Plaintiff sought to represent a class of persons who purchased the Company’s stock during the same period, and sought damages for losses caused by the alleged wrongdoing.

A similar complaint, captioned Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. Northwest Pipe Co. et al., No. C09-5791 RBL (“Plumbers”), was filed against the Company in the same court on December 22, 2009. In addition to the Company, Brian W. Dunham, Stephanie J. Welty and William R. Tagmyer, the Company’s Chairman of the Board, were named as defendants in the Plumbers complaint. In the Plumbers complaint, as in the Richard complaint, the plaintiff was allegedly a purchaser of the Company’s stock and asserted that defendants violated Section 10(b) of the Securities Exchange Act of 1934 by making false or misleading statements during the Class Period. Plaintiff sought to represent a class of persons who purchased the Company’s stock during that period, and sought damages for losses caused by the alleged wrongdoing.

The Richard action and the Plumbers action were consolidated on February 25, 2010 (the “Consolidated Action”). Plumbers and Pipefitters Local No. 630 Pension-Annuity Trust Fund was appointed lead plaintiff in the Consolidated Action. A consolidated amended complaint was filed by the plaintiff on December 21, 2010, and the Company’s motion to dismiss was filed on February 25, 2011, as were similar motions filed by the individual defendants. On August 26, 2011, the Court denied all defendants’ motions to dismiss, and the Company filed its answer to the consolidated amended complaint on October 24, 2011. The parties participated in an initial settlement mediation on January 30, 2012. On July 19, 2012 the parties participated in a second settlement mediation at which the parties agreed, subject to court approval, to settle all of the plaintiff’s claims for $12.5 million. All of this amount was paid by the Company’s insurers with the exception of $200,000 in retention which was expensed in the second quarter of 2010 and $200,000 which was expensed in the second quarter of 2012. The full settlement amount was placed into escrow in December 2012. On November 27, 2012, the Court issued an order preliminarily approving the settlement. The settlement was approved by the Court on March 22, 2013 and the Consolidated Action was dismissed.

On March 3, 2010, the Company was served with a derivative complaint, captioned Ruggles v. Dunham et al., No. C10-5129 RBL (“Ruggles”), and filed in the United States District Court for the Western District of Washington. The plaintiff in this action was allegedly a current shareholder of the Company. The Company was a nominal defendant in this litigation. Plaintiff sought to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims was that defendants breached fiduciary duties to the Company by causing the Company to make improper statements between April 23, 2008 and August 7, 2009. Plaintiff sought to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

On September 23, 2011, the Company was served with a derivative complaint, captioned Grivich v. Dunham, et al., No. 11-2-03678-6 (“Grivich”), and filed in the Superior Court of Washington for Clark County. The plaintiff in this action was allegedly a current shareholder of the Company. The Company was a nominal defendant in this litigation. Plaintiff sought to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims was that defendants breached fiduciary duties to the Company between April 2, 2007 and the date of the Complaint. Plaintiff sought to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

On October 14, 2011, another derivative complaint, captioned Richard v. Dunham, et al., No. 11-2-04080-5 (“Richard Deriv.”), was filed in the Superior Court of Washington for Clark County. The plaintiff in this action was allegedly a current shareholder of the Company. The Company was a nominal defendant in this litigation. Plaintiff sought to assert, on the Company’s behalf, claims against Brian W. Dunham, Stephanie J. Welty, William R. Tagmyer, Keith R. Larson, Wayne B. Kingsley, Richard A. Roman, Michael C. Franson and Neil R. Thornton. The asserted basis of the claims was that defendants breached fiduciary duties to the Company between April 2, 2007 and the date of the Complaint. Plaintiff sought to recover, on the Company’s behalf, damages for losses caused by the alleged wrongdoing.

An amended complaint in the Ruggles action was filed on November 10, 2011, and the defendants responded to the complaint by filing a motion to dismiss. The derivative parties participated in both of the settlement mediations described above. At the mediation on July 19, 2012, the parties agreed, subject to court approval, to settle all of the above derivative plaintiffs’ claims in all of the above-described derivative actions, with the Company agreeing to make certain corporate governance modifications and pay plaintiffs the amount of $750,000 for plaintiffs’ attorneys’ fees. All of this amount will be paid by the Company’s insurers. The full settlement amount is included in accrued liabilities. The amount that will be paid by the insurers is included in trade and other receivables. On December 19, 2012, the Court issued an order preliminarily approving the settlement of the derivative actions. The settlement was approved by the Court on March 29, 2013 and the derivative actions were dismissed.

SEC Investigation

On March 8, 2010, the staff of the Enforcement Division of the SEC advised our counsel that they had obtained a formal order of investigation with respect to matters related to the Audit Committee investigation. The Company cooperated fully with the SEC in connection with these matters. On April 3, 2013, the Company was informed by the SEC that its investigation had been completed as to the Company, and that the staff of the SEC did not intend to recommend any enforcement action against the Company.

Other Matters

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response,

Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft RI was submitted to the EPA by the LWG in fall of 2011and the draft FS was submitted by the LWG to the EPA in March 2012. As of the date of this filing, the final RI is scheduled to be submitted to the EPA in the fall of 2013, and the final FS is scheduled to be submitted to the EPA by November 30, 2013.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ. The Company performed remedial investigation (“RI”) work required under the Agreement and submitted a draft RI/ Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its RI/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012, and comments from the ODEQ were received in November 2012. In February 2013, the ODEQ requested the Company revise the presented information in the 2012 Expanded Risk Assessment for the VOCs in Groundwater a second time, for submittal with the Final RI/Source Control Evaluation report. Also, based on sampling associated with the Portland facility’s RI and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the zinc traces in its storm water, the Company painted a substantial part of the Portland facility’s roofs, and zinc has remained below storm water benchmark levels ever since. In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk. In May 2010, the Company submitted a remediation plan related to soil contamination, which the ODEQ approved in August 2010. The Company has completed the approved remediation plan in 2011 and 2012 and will provide a final report on storm water source control with the Final RI/Source Control Evaluation report.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company will be completing its second round of sampling for the Stained Soil Investigation by the end of the third quarter of 2013.

The Company anticipates having to spend less than $0.1 million for further Source Control work in 2013.

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

The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. The Company has not assumed any payment obligation or liability related to either request. The extent of the Company’s obligation with respect to Portland Harbor matters is not known, and no further adjustment to the condensed consolidated financial statements has been recorded as of March 31, 2013.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at March 31, 2013. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended March 31,
	2013	2012
	(in thousands)
Net sales:
Water Transmission	$78,613	$58,431
Tubular Products	61,984	83,744

Total	$140,597	$142,175

Gross profit:
Water Transmission	$19,870	$9,699
Tubular Products	1,334	6,801

Total	$21,204	$16,500

Operating income (loss):
Water Transmission	$18,033	$8,024
Tubular Products	666	6,196
Corporate	(3,879)	(5,041)

Total	$14,820	$9,179

7.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended March 31,
	2013	2012
Cost of sales	$128	$85
Selling, general and administrative expenses	398	494

Total	$526	$579

As of March 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units (RSUs) and performance awards (PSAs) was $2.5 million which is expected to be recognized over a weighted average period of 1.4 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2013 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2013	47,000	$23.19
Options granted	—	—
Options exercised or exchanged	—	—
Options canceled	—	—

Balance, March 31, 2013	47,000	23.19	4.62	$267

Exercisable, March 31, 2013	47,000	23.19	4.62	$267

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s RSUs and PSAs as of March 31, 2013 and changes during the three months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at January 1, 2013	243,141	$26.11
RSUs and PSAs granted	—	—
RSUs and PSAs vested	(88,018)	23.37
RSUs and PSAs canceled	(6,818)	24.14

Unvested RSUs and PSAs at March 31, 2013	148,305	27.82

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of RSUs and PSAs at March 31, 2013 includes approximately 115,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

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

The Company had $5.7 million and $5.2 million of unrecognized tax benefits at March 31, 2013 and December 31, 2012, respectively. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.2 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 31.7% and 37.2% for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

9.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding were calculated as follows for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income	$9,506	$4,734

Basic weighted-average common shares outstanding	9,437	9,369
Effect of potentially dilutive common shares(1)	47	43

Diluted weighted-average common shares outstanding	$9,484	9,412

Earnings per common share:
Earnings per basic common share	$1.01	$0.51
Earnings per diluted common share	$1.00	$0.50
Antidilutive shares not included in diluted common share calculation	10	34

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

10.	Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes change in the components of accumulated other comprehensive income (loss) during the three months ended March 31, 2013 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)

Other comprehensive income before reclassifications	—	127	127
Amounts reclassified from accumulated other comprehensive income (loss)	65	(16)	49

Net current period other comprehensive income	65	111	176

Balance, March 31, 2013	$(2,123)	$26	$(2,097)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Operations during the three months ended March 31, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statement of Operations
Defined Benefit Pension Items
Net periodic pension cost	$(98)	Cost of sales
	33	Tax benefit

	$(65)	Net of tax

Gains and losses on cash flow hedges
Foreign currency forward contracts	$26	Net sales
	(10)	Tax expense

	$16	Net of tax

Total reclassifications for the period	$(49)

11.	Recent Accounting and Reporting Developments

In December 2011, the FASB issued ASU 2011-11 which requires companies to disclose information regarding offsetting and other arrangements for derivatives and other financial instruments. In January 2013, the FASB issued ASU 2013-01, which limited the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013 and has made the required additional disclosures.

In February 2013, the FASB issued ASU 2013-02, which clarified the reclassification requirements of ASU 2011-05 which were previously delayed by the FASB in October 2011. Reclassification adjustments which are not reclassified from other comprehensive income to net income in their entirety may instead be parenthetically cross referenced to the related footnote on the face of the financial statements for additional information. This guidance is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013 and has made the required additional disclosures.

12.	Subsequent Events

On April 1, 2013, the Company entered into a note receivable with a third party. Total consideration to be paid by the Company under the arrangement is $5.7 million. The loan will be repaid over a ten year period and will bear interest at 4.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2012 Form 10-K and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 55.9% of net sales in the first three months of 2013.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline system, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near-term, we expect strained municipal budgets will continue to impact the Water Transmission Group, although increased infrastructure needs in Colorado and Texas and drought-related projects in Texas will help offset the effects of strained municipal budgets in other parts of the United States.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 44.1% of net sales in the first three months of 2013.

We believe the greatest long-term potential for significant sales growth in our Tubular Products Group is through our energy products. In the energy markets, drilling activity, as represented by rig counts, has held relatively steady during the first quarter of 2013 and is expected to remain steady during the first half of 2013. In the near term, we expect downward pressure on our energy sales as imports have increased significantly, natural gas prices are low, and we believe uncertain steel prices have caused pipe buyers to delay their inventory replenishment activity, and to maintain lower levels of inventory.

Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs. This correlation is the greatest in our Tubular Products Group as its margins are highly sensitive to changes in steel costs, although the amounts of margins are also influenced by the current level of demand in the marketplace.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our 2012 Form 10-K.

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

	Three months ended March 31, 2013		Three months ended March 31, 2012
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$78,613	55.9%	$58,431	41.1%
Tubular Products	61,984	44.1	83,744	58.9

Total net sales	140,597	100.0	142,175	100.0
Cost of sales	119,393	84.9	125,675	88.4

Gross profit	21,204	15.1	16,500	11.6
Selling, general and administrative expense	6,384	4.5	7,321	5.1

Operating income	14,820	10.6	9,179	6.5
Other expense	41	0.0	36	0.0
Interest income	(183)	(0.1)	(41)	(0.0)
Interest expense	1,049	0.7	1,640	1.2

Income before income taxes	13,913	10.0	7,544	5.3
Provision for income taxes	4,407	3.1	2,810	2.0

Net income	$9,506	6.9%	$4,734	3.3%

Gross profit as a percentage of segment net sales:
Water Transmission		25.3%		16.6%
Tubular Products		2.2		8.1

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales. Net sales decreased 1.1% to $140.6 million for the first quarter of 2013 compared to $142.2 million for the first quarter of 2012. One customer in the Water Transmission segment accounted for 20.8% of total net sales in the first quarter of 2013. No single customer accounted for more than 10% of total net sales in the first quarter of 2012.

Water Transmission sales increased by 34.5% to $78.6 million in the first quarter of 2013 from $58.4 million in the first quarter of 2012. The increase in sales in the first quarter of 2013 compared to the first quarter of 2012 was due to a 53% increase in tons produced, offset by a 12% decrease in selling prices per ton. The increase in tons produced in the first quarter of 2013 was largely driven by production for the Lake Texoma project. The decrease in selling prices per ton in the first quarter of 2013 was due to a 12% decrease in material costs per ton including steel. Lower steel costs generally lead to lower contract values, and therefore lower selling prices per ton as contractors and municipalities are aware of the widely available steel costs and market conditions. The expectation of contractors and municipalities is that the bid values will decrease when steel costs decrease. There have periodically been contracts that allow for price escalations or reductions that move with steel costs. However, once a bid is accepted, there are usually no opportunities to increase our sales price if steel costs increase. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales decreased 26.0% to $62.0 million in the first quarter of 2013 from $83.7 million in the first quarter of 2012. The sales decrease in the first quarter of 2013 as compared to the first quarter of 2012 was due to a 19% decrease in tons sold and a 9% decrease in selling price per ton. We sold 53,900 tons in the first quarter of 2013 as compared to 66,600 tons in the first quarter of 2012. Increased imports of energy pipe, decreases in rig counts in the second half of 2012, low natural gas prices, and volatility of steel prices have negatively impacted sales volumes and selling prices, particularly in energy pipe. Energy pipe sales decreased 20% from 50,700 tons in the first quarter of 2012 to 40,300 tons in the first quarter of 2013. The decrease in selling price for the first quarter of 2013 as compared to the first quarter of 2012 was due to an 8% decrease in steel cost per ton along with the downward pricing pressure from imported pipe.

Gross profit. Gross profit increased 28.5% to $21.2 million (15.1% of total net sales) in the first quarter of 2013 from $16.5 million (11.6% of total net sales) in the first quarter of 2012.

Water Transmission gross profit increased $10.2 million, or 104.9%, to $19.9 million (25.3% of segment net sales) in the first quarter of 2013 from $9.7 million (16.6% of segment net sales) in the first quarter of 2012. The increase in gross profit was primarily driven by the increase in tons produced. Because selling prices generally move with steel costs, the negative impacts of the decreased selling prices per ton were partially offset by lower materials cost per ton, including steel, as discussed above. The increase in gross profit as a percent of sales was driven by a favorable mix of projects as well as the higher volume described above, which had a positive impact on the fixed portion of our cost of goods sold as a percent of sales.

Gross profit from Tubular Products decreased $5.5 million, or 80.4%, to $1.3 million (2.2% of segment net sales) in the first quarter of 2013 from $6.8 million (8.1% of segment net sales) in the first quarter of 2012. As noted above, sales of our Tubular Products weakened during the first quarter of 2013, particularly in our energy products, which had sales revenue of $68.5 million in the first quarter of 2012 and decreased 29% to $48.9 million in the first quarter of 2013. Another significant factor in the decrease in gross profit was the lower volume described above, which had a negative impact on the fixed portion of our cost of goods sold as a percent of sales. Gross profit was also negatively impacted by a $0.8 million lower of cost or market adjustment to inventory recorded in the first quarter of 2013. There was no lower of cost or market adjustment in the first quarter of 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.4 million (4.5% of total net sales) in the first quarter of 2013 and $7.3 million (5.1% of total net sales) in the first quarter of 2012. The decrease in the first quarter of 2013 as compared to the first quarter of 2012 was driven by a decrease of $1.2 million in professional fees, partially offset by an increase of $0.2 million in wages and benefits.

Interest expense. Interest expense was $1.0 million in the first quarter of 2013 and $1.6 million in the first quarter of 2012. Lower average borrowings and lower average interest rates resulted in decreased interest expense in the first quarter of 2013 compared to the first quarter of 2012.

Income Taxes. The tax provision was $4.4 million in the first quarter of 2013 (an effective tax rate of 31.7%) compared to $2.8 million in the first quarter of 2012 (an effective tax rate of 37.2%). Our effective rate in the first quarter of 2013 was less than our federal statutory rate of 35% primarily due to the favorable impact of the retroactive extension of the federal research and development tax credit. Our effective rate in the first quarter of 2012 exceeded our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the respective years.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2013 is presented in our condensed consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2013, our working capital (current assets minus current liabilities) was $177.8 million as compared to $167.4 million as of December 31, 2012. The primary reason for the increase in working capital was an increase in accounts receivable, partially offset by an increase in accounts payable.

Net cash provided by operating activities in the first three months of 2013 was $3.8 million. This was primarily the result of fluctuations in working capital accounts including a decrease in inventories and an increase in accounts payable, partially offset by an increase in accounts receivable.

Net cash provided by operating activities in the first three months of 2012 was $17.7 million. This was primarily the result of fluctuations in working capital accounts including decreases in accounts receivable and inventories, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Net cash used in investing activities in the first three months of 2013 was $8.1 million, primarily related to capital expenditures for previously disclosed strategic investment projects. Capital expenditures in 2013 are expected to be approximately $30 million to $35 million for standard capital replacement and recently announced strategic investment projects. These projects include the installation of an additional horizontal accumulator and hydrotester, and the replacement of the existing front end of our 16 inch mill at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity. Expenditures for these strategic investments during the first quarter of 2013 included $1.6 million for the replacement of the existing front end of our 16 inch mill at our Atchison plant and $4.4 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million.

Net cash used in investing activities in the first three months of 2012 was $5.4 million, primarily for capital expenditures for storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants.

Net cash provided by financing activities in the first three months of 2013 was $4.3 million, which resulted primarily from borrowings under our Credit Agreement totaling $37.5 million, partially offset by repayments under our Credit Agreement and Note Purchase Agreement totaling $31.6 million.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at March 31, 2013: a $165.0 million Credit Agreement, under which $56.2 million was outstanding; $2.1 million of Series A Term Notes, $3.0 million of Series B Term Notes, $2.9 million of Series C Term Notes and $1.3 million of Series D Term Notes.

The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 2.5% under the Credit Agreement at March 31, 2013. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At March 31, 2013 we had $105.6 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.6% at March 31, 2013.

The Series A Term Note in the principal amount of $2.1 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $3.0 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $2.9 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $1.3 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $11.6 million in capital lease obligations outstanding at March 31, 2013. The weighted average interest rate on all of our capital leases is 7.64%. Our capital leases are for certain equipment used in the manufacturing process, with $6.3 million of our capital leases outstanding as of March 31, 2013 representing an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of March 31, 2013, $0.9 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of March 31, 2013 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of March 31, 2013 is 1.45:1.0.

•	The Consolidated Tangible Net Worth must be greater than $207.0 million. Our Tangible Net Worth as of March 31, 2013 is $248.4 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at March 31, 2013 is 2.37:1.0

As of March 31, 2013, we are in compliance with all financial covenants.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2012 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 5 to the Condensed Consolidated Financial Statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I—Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Northwest Pipe Company 2013 Short Term Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2013.*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	This exhibit constitutes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2013

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Vice President, Chief Financial Officer (Principal Financial Officer)