Form 10-Q
period 2013-06-30
NORTHWEST PIPE CO
filed 2013-08-06
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,449,299
(Class)	(Shares outstanding at August 1, 2013)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$194	$46
Trade and other receivables, less allowance for doubtful accounts of $1,093 and $1,748	57,946	41,498
Costs and estimated earnings in excess of billings on uncompleted contracts	65,687	73,314
Inventories	115,845	113,545
Deferred income taxes	6,477	5,177
Prepaid expenses and other	1,636	2,558

Total current assets	247,785	236,138
Property and equipment, net	162,191	152,545
Goodwill	20,478	20,478
Other assets	14,867	13,261

Total assets	$445,321	$422,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	4,658	3,295
Accounts payable	29,528	21,042
Accrued liabilities	17,586	23,424
Deferred revenue	5,916	8,793
Billings in excess of costs and estimated earnings on uncompleted contracts	3,635	6,478

Total current liabilities	67,037	68,746
Note payable to financial institution	60,750	47,533
Long-term debt, less current portion	2,071	6,357
Capital lease obligations, less current portion	6,797	9,179
Deferred income taxes	17,319	15,254
Pension and other long-term liabilities	16,002	15,921

Total liabilities	169,976	162,990

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,449,299 and 9,382,994 shares issued and outstanding	94	94
Additional paid-in-capital	112,792	112,230
Retained earnings	164,448	149,381
Accumulated other comprehensive loss	(1,989)	(2,273)

Total stockholders’ equity	275,345	259,432

Total liabilities and stockholders’ equity	$445,321	$422,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$116,738	$131,041	$257,335	$273,216
Cost of sales	101,070	117,464	220,463	243,139

Gross profit	15,668	13,577	36,872	30,077
Selling, general and administrative expense	6,288	6,607	12,672	13,928

Operating income	9,380	6,970	24,200	16,149
Other expense (income)	(4)	(34)	37	2
Interest income	(60)	(46)	(243)	(87)
Interest expense	956	1,526	2,005	3,166

Income before income taxes	8,488	5,524	22,401	13,068
Provision for income taxes	2,927	1,920	7,334	4,730

Net income	$5,561	$3,604	$15,067	$8,338

Basic earnings per share	$0.59	$0.38	$1.60	$0.89

Diluted earnings per share	$0.59	$0.38	$1.59	$0.88

Shares used in per share calculations:
Basic	9,443	9,374	9,440	9,372

Diluted	9,481	9,433	9,474	9,423

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,561	$3,604	$15,067	$8,338
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax	64	58	129	195
Deferred gain (loss) on cash flow derivatives, net of tax	44	14	155	(17)

Other comprehensive income, net of tax	108	72	284	178

Comprehensive income	$5,669	$3,676	$15,351	$8,516

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$15,067	$8,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,195	7,459
Provision for doubtful accounts	(656)	(452)
Amortization of debt issuance costs	317	936
Deferred income taxes	765	610
Loss on disposal of property and equipment	26	14
Stock based compensation expense	1,292	1,275
Unrealized (gain) loss on foreign currency forward contracts	(291)	86
Changes in operating assets and liabilities:
Trade and other receivables, net	(15,792)	(1,883)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	4,784	(14,630)
Inventories	(2,027)	(13,285)
Prepaid expenses and other assets	1,040	3,727
Accounts payable	9,710	10,394
Deferred revenue	(2,877)	5,076
Accrued and other liabilities	(5,364)	16,761

Net cash provided by operating activities	13,189	24,426

Cash Flows From Investing Activities:
Additions to property and equipment	(18,394)	(8,013)
Proceeds from the sale of property and equipment	1,680	959
Issuance of notes receivable	(2,850)	(1,000)

Net cash used in investing activities	(19,564)	(8,054)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	72	37
Tax withholdings related to net share settlements of restricted stock units and performance share awards	(802)	(145)
Payments on long-term debt	(4,286)	(4,286)
Borrowings under note payable to financial institution	85,971	71,800
Payments on note payable to financial institution	(72,754)	(81,800)
Payments on capital lease obligations	(1,678)	(1,734)
Payments of debt amendment costs	—	(401)

Net cash provided by (used in) financing activities	6,523	(16,529)

Change in cash and cash equivalents	148	(157)
Cash and cash equivalents, beginning of period	46	182

Cash and cash equivalents, end of period	$194	$25

Non-cash investing activity:
Escrow account related to capital lease financing	$898	$897
Accrued property and equipment purchases	1,553	1,716
Capital lease additions	—	142

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2013.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Short-term inventories:
Raw materials	$54,094	$56,913
Work-in-process	6,452	10,157
Finished goods	52,190	43,374
Supplies	3,109	3,101

	115,845	113,545
Long-term inventories:
Finished goods	1,463	1,608

Total inventories	$117,308	$115,153

Long-term inventories are recorded in other assets.

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at June 30, 2013	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$898	$898	$—	$—
Deferred compensation plan assets	5,531	5,531	—	—
Derivatives	184	—	184	—

Total Assets	$6,613	$6,429	$184	$—

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$898	$898	$—	$—
Deferred compensation plan assets	5,280	5,280	—	—

Total Assets	$6,178	$6,178	$—	$—

Financial Liabilities
Derivatives	$(353)	$—	$(353)	$—

The escrow account, consisting of a money market mutual fund, is valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The Company’s derivatives consist of foreign currency cash flow hedges and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $7.5 million and the carrying value was $7.8 million at June 30, 2013, and $11.5 million with a carrying value of $12.1 million at December 31, 2012.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. There were no impairment charges taken during the three and six months ended June 30, 2013 or June 30, 2012. All loans receivable are categorized as Level 3 in the fair value hierarchy.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of June 30, 2013 and December 31, 2012, the total notional amount of the derivative contracts not designated as hedges was $0.9 million (CAD$0.9 million) and $2.7 million (CAD$2.6 million), respectively. As of June 30, 2013 and December 31, 2012, the total notional amount of the derivative contracts designated as hedges was $7.1 million (CAD$7.5 million) and $12.4 million (CAD$12.3 million), respectively.

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

The balance sheet location and the fair values of derivative instruments are (in thousands):

	June 30, 2013	December 31, 2012
Foreign Currency Forward Contracts
Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$61	$—
Derivatives not designated as hedging instruments
Prepaid expenses and other	123	—

Total assets	$184	$—

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$—	$197
Derivatives not designated as hedging instruments
Accrued liabilities	—	156

Total liabilities	$—	$353

All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the Statement of Financial Position at their gross fair values.

	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v) = (iii) - (iv)
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets
June 30, 2013	$184	$—	$184	$184	$—	$—

December 31, 2012	$—	$—	$—	$—	$—	$—

	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v) = (iii) - (iv)
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Liabilities
June 30, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$353	$—	$353	$353	$—	$—

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and six months ended June 30, 2013 and June 30, 2012 are (in thousands):

	Pretax Gain (Loss) Recognized in Comprehensive Income on Effective Portion of Derivative
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$111	$49	$311	$(52)

		Pretax Gain Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
		Three months ended June 30,		Six months ended June 30,
	Location	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$39	$23	$65	$8

		Loss on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
		Three months ended June 30,		Six months ended June 30,
	Location	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$(1)	$(93)	$(53)	$(94)

At June 30, 2013, there is $0.1 million of unrealized pretax gain on outstanding derivatives accumulated in other comprehensive loss, all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For the three and six months ended June 30, 2013, the gains and losses from our derivative contracts not designated as hedging instruments recognized in net sales were a gain of $0.1 million and a loss of $12,000, respectively. For the three and six months ended June 30, 2012, the gains and losses from our derivative contracts not designated as hedging instruments recognized in net sales were a gain of $47,000 and a loss of $0.1 million, respectively.

5.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft RI was submitted to the EPA by the LWG in fall of 2011 and the draft FS was submitted by the LWG to the EPA in March 2012. As of the date of this filing, the final RI is scheduled to be submitted to the EPA in February 2014, and the final FS is scheduled to be submitted to the EPA in the Spring of 2014.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ. The Company performed remedial investigation (“RI”) work required under the Agreement and submitted a draft RI/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its RI/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012, and comments from the ODEQ were received in November 2012. In February 2013, the ODEQ requested the Company revise the presented information in the 2012 Expanded Risk Assessment for the VOCs in Groundwater a second time, for submittal with the Final RI/Source Control Evaluation report in the second half of 2013.

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

In June 2009, under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk, as requested by the ODEQ. In May 2010, the Company submitted a remediation plan related to soil contamination, which the ODEQ approved in August 2010. The Company has completed the approved remediation plan in 2011 and 2012, which included the excavation of localized soil and paving pervious surfaces. A final report on storm water source control with the Final RI/Source Control Evaluation report will be submitted in the second half of 2013.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company has completed its second round of groundwater sampling for the Stained Soil Investigation Area. The results will be reported to ODEQ in the second half of 2013.

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

At this time, the Company is unable to estimate an amount or an amount within a range of costs for it’s obligation with respect to the Portland Harbor matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of June 30, 2013.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at June 30, 2013. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$58,148	$59,050	$136,761	$117,481
Tubular Products	58,590	71,991	120,574	155,735

Total	$116,738	$131,041	$257,335	$273,216

Gross profit:
Water Transmission	$12,125	$8,149	$31,995	$17,848
Tubular Products	3,543	5,428	4,877	12,229

Total	$15,668	$13,577	$36,872	$30,077

Operating income (loss):
Water Transmission	$10,499	$6,130	$28,532	$14,154
Tubular Products	2,885	4,651	3,551	10,847
Corporate	(4,004)	(3,811)	(7,883)	(8,852)

Total	$9,380	$6,970	$24,200	$16,149

7.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (RSUs) and performance share awards (PSAs). In addition, the Company has one inactive stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, under which previously granted options remain outstanding.

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of sales	$139	$57	$267	$142
Selling, general and administrative expenses	627	638	1,025	1,133

Total	$766	$695	$1,292	$1,275

As of June 30, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.7 million which is expected to be recognized over a weighted average period of 2.1 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2013 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2013	47,000	$23.19
Options granted	—	—
Options exercised or exchanged	(7,000)	10.31
Options canceled	—	—

Balance, June 30, 2013	40,000	25.44	5.15	$141

Exercisable, June 30, 2013	40,000	25.44	5.15	$141

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the six months ended June 30, 2013 was $117,000.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s RSUs and PSAs as of June 30, 2013 and changes during the six months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at January 1, 2013	243,141	$26.11
RSUs and PSAs granted	113,626	34.23
RSUs and PSAs vested	(88,018)	23.37
RSUs and PSAs canceled	(9,142)	25.22

Unvested RSUs and PSAs at June 30, 2013	259,607	30.62

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of RSUs and PSAs at June 30, 2013 includes approximately 198,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the six months ended June 30, 2013 and 2012, stock awards of 4,912 and 4,807 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $27.49 and $23.40 in 2013 and 2012, respectively.

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. The Company is currently under examination by the Internal Revenue Service for years 2009, 2010 and 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2008.

The Company had $5.7 million and $5.2 million of unrecognized tax benefits at June 30, 2013 and December 31, 2012, respectively. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.3 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 34.5% and 32.7%, respectively, for the three and six month periods ended June 30, 2013, and estimated effective tax rates of 34.8% and 36.2%, respectively, for the three and six month periods ended June 30, 2012.

9.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding were calculated as follows for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,561	$3,604	$15,067	$8,338

Basic weighted-average common shares outstanding	9,443	9,374	9,440	9,372
Effect of potentially dilutive common shares(1)	38	59	34	51

Diluted weighted-average common shares outstanding	9,481	9,433	9,474	9,423

Earnings per common share:
Earnings per basic common share	$0.59	$0.38	$1.60	$0.89
Earnings per diluted common share	$0.59	$0.38	$1.59	$0.88

Antidilutive shares not included in diluted common share calculation	95	60	124	45

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

10.	Changes in Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in the components of accumulated other comprehensive income (loss) during the six months ended June 30, 2013 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)

Other comprehensive income before reclassifications	—	196	196
Amounts reclassified from accumulated other comprehensive income (loss)	129	(41)	88

Net current period other comprehensive income	129	155	284

Balance, June 30, 2013	$(2,059)	$70	$(1,989)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Operations during the six months ended June 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statement of Operations
Defined Benefit Pension Items
Net periodic pension cost	$(196)	Cost of sales
	67	Tax benefit

	$(129)	Net of tax

Gains and losses on cash flow hedges
Foreign currency forward contracts	$65	Net sales
	(24)	Tax expense

	$41	Net of tax

Total reclassifications for the period	$(88)

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 53.1% of net sales in the first six months of 2013.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline system, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near-term, we expect strained municipal budgets will continue to impact the Water Transmission Group, although increased infrastructure needs in Colorado, Michigan, and Texas and drought-related projects in Texas will help offset the effects of strained municipal budgets in other parts of the United States.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 46.9% of net sales in the first six months of 2013.

We believe the greatest long-term potential for significant sales growth in our Tubular Products Group is through our energy products. In the energy markets, drilling activity, as represented by rig counts, has declined since the end of 2012 but has remained steady during the first six months of 2013 and is expected to remain steady during the second half of 2013. Significant foreign imports of energy products have continued to place downward pressure on our energy sales. A trade case was filed in July 2013 for an investigation of imports of Oil Country Tubular Goods, particularly casing and tubing, from nine countries and possible imposition of anti-dumping duties. However, in the near term, we expect downward pressure on our energy sales due to imports, and we believe that uncertain steel prices have caused pipe buyers to delay their inventory replenishment activity, and to maintain lower levels of inventory.

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

	Three months ended June 30, 2013		Three months ended June 30, 2012
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$58,148	49.8%	$59,050	45.1%
Tubular Products	58,590	50.2	71,991	54.9

Total net sales	116,738	100.0	131,041	100.0
Cost of sales	101,070	86.6	117,464	89.6

Gross profit	15,668	13.4	13,577	10.4
Selling, general and administrative expense	6,288	5.4	6,607	5.0

Operating income	9,380	8.0	6,970	5.4
Other expense	(4)	(0.0)	(34)	(0.0)
Interest income	(60)	(0.1)	(46)	(0.0)
Interest expense	956	0.8	1,526	1.2

Income before income taxes	8,488	7.3	5,524	4.2
Provision for income taxes	2,927	2.5	1,920	1.5

Net income	$5,561	4.8%	$3,604	2.7%

Gross profit as a percentage of segment net sales:
Water Transmission		20.9%		13.8%
Tubular Products		6.0		7.5

	Six months ended June 30, 2013		Six months ended June 30, 2012
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$136,761	53.1%	$117,481	43.0%
Tubular Products	120,574	46.9	155,735	57.0

Total net sales	257,335	100.0	273,216	100.0
Cost of sales	220,463	85.7	243,139	89.0

Gross profit	36,872	14.3	30,077	11.0
Selling, general and administrative expense	12,672	4.9	13,928	5.1

Operating income	24,200	9.4	16,149	5.9
Other income	37	0.0	2	0.0
Interest income	(243)	(0.1)	(87)	(0.0)
Interest expense	2,005	0.8	3,166	1.2

Income before income taxes	22,401	8.7	13,068	4.7
Provision for income taxes	7,334	2.8	4,730	1.7

Net income	$15,067	5.9%	$8,338	3.0%

Gross profit as a percentage of segment net sales:
Water Transmission		23.4%		15.2%
Tubular Products		4.0		7.9

Three Months and Six Months Ended June 30, 2013 Compared to Three Months and Six Months Ended June 30, 2012

Net sales. Net sales decreased 10.9% to $116.7 million for the second quarter of 2013 compared to $131.0 million for the second quarter of 2012 and decreased 5.8% to $257.3 million for the first six months of 2013 compared to $273.2 million in the same period of 2012. One customer in the Water Transmission segment accounted for 12.7% of total net sales in the second quarter of 2013. The same customer accounted for 17.1% of total net sales in the first six months of 2013. One customer in the Water Transmission segment accounted for 11.6% of total net sales in the second quarter of 2012. No single customer accounted for more than 10% of total net sales in the first six months of 2012.

Water Transmission sales decreased by 1.5% to $58.1 million in the second quarter of 2013 from $59.1 million in the second quarter of 2012 and increased 16.4% to $136.8 million in the first six months of 2013 from $117.5 million in the first six months of 2012. The decrease in sales in the second quarter of 2013 compared to the second quarter of 2012 was due to a 34% decrease in tons produced, offset by a 49% increase in average selling prices per ton. These variances largely resulted from the timing of production on the Lake Texoma project, which was substantially completed during the second quarter of 2013. The decrease in tons produced was also impacted by continued weakness in municipal markets. The increase in average selling prices per ton in the second quarter of 2013 was due to a 37% increase in materials costs per ton including steel. Higher materials costs generally lead to higher contract values. The increase in sales in the first six months of 2013 compared to the first six months of 2012 was due to a 7% increase in tons produced and a 9% increase in average selling price per ton. The increase in average selling prices per ton in the first six months of 2013 was due to a 5% increase in material costs per ton including steel. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales decreased 18.6% to $58.6 million in the second quarter of 2013 from $72.0 million in the second quarter of 2012 and decreased 22.6% to $120.6 million in the first six months of 2013 from $155.7 million in the first six months of 2012. The sales decrease in the second quarter of 2013 as compared to the second quarter of 2012 was due to a 6% decrease in tons sold and a 13% decrease in selling price per ton. We sold 52,900 tons in the second quarter of 2013 as compared to 56,500 tons in the second quarter of 2012. The decrease in selling price for the second quarter of 2013 as compared to the second quarter of 2012 was due to a 12% decrease in steel cost per ton along with continued downward pricing pressure from imported pipe. The sales decrease in the first six months of 2013 compared to the same period in 2012 was due to a 13% decrease in tons sold from 122,700 tons to 106,800 tons and an 11% decrease in the average selling price per ton. The decrease in selling price for the first six months of 2013 as compared to the first six months of 2012 was due to an 11% decrease in steel cost per ton along with the downward pricing pressure from imported pipe. Increased imports of energy pipe, decreases in rig counts from 2012, low natural gas prices, and volatility of steel prices have negatively impacted sales volumes and selling prices, particularly in energy pipe. Energy pipe sales volume decreased 3% from 41,700 tons in the second quarter of 2012 to 40,500 tons in the second quarter of 2013, and decreased 13% from 92,300 tons in the first six months of 2012 to 80,800 tons in the first six months of 2013.

Gross profit. Gross profit increased 15.4% to $15.7 million (13.4% of total net sales) in the second quarter of 2013 from $13.6 million (10.4% of total net sales) in the second quarter of 2012 and increased 22.6% to $36.9 million (14.3% of total net sales) in the first six months of 2013 from $30.1 million (11.0% of total net sales) in the first six months of 2012.

Water Transmission gross profit increased $4.0 million, or 48.8%, to $12.1 million (20.9% of segment net sales) in the second quarter of 2013 from $8.1 million (13.8% of segment net sales) in the second quarter of 2012. Water Transmission gross profit also increased $14.1 million, or 79.3%, to $32.0 million (23.4% of segment net sales) in the first six months of 2013 compared to the same period in the prior year when gross profit was $17.8 million (15.2% of segment net sales). The increase in gross profit for the second quarter of 2013 and the first six months of 2013 was primarily driven by the increase in selling price per ton. The positive impacts of the increased selling prices per ton were partially offset by the decline in tons produced, as discussed above. The increase in gross profit as a percentage of net sales in the second quarter of 2013 was driven by a favorable mix of projects. The increase in gross profit as a percentage of net sales in the first six months of 2013 was driven by a favorable mix of projects as well as the higher volume described above, which had a positive impact on the fixed portion of our cost of goods sold as a percentage of net sales.

Gross profit from Tubular Products decreased $1.9 million, or 34.7%, to $3.5 million (6.0% of segment net sales) in the second quarter of 2013 from $5.4 million (7.5% of segment net sales) in the second quarter of 2012 and decreased $7.4 million, or 60.1%, to $4.9 million (4.0% of segment net sales) in the first six months of 2013 from $12.2 million (7.9% of segment net sales) in the first six months of 2012. As noted above, sales of our Tubular Products weakened during the second quarter of 2013, particularly in our energy products, which had sales revenue of $54.6 million in the second quarter of 2012 and decreased 12% to $47.9 million in the second quarter of 2013, and decreased 23% from $124.8 million in the first six months of 2012 to $96.5 million in the first six months of 2013. The lower sales volume had a significant negative impact on the fixed portion of our cost of goods sold as a percent of net sales.

This was partially offset by lower material costs per ton, which decreased 10% in the second quarter of 2013 compared to the second quarter of 2012 and decreased 5% in the first six months of 2013 compared to the first six months of 2012. The decrease in gross profit was also partially offset by a $1.2 million refundable state tax credit accrued during the second quarter of 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $6.3 million (5.4% of total net sales) in the second quarter of 2013 from $6.6 million (5.0% of total net sales) in the second quarter of 2012 and decreased to $12.7 million (4.9% of total net sales) in the first six months of 2013 from $13.9 million (5.1% of total net sales) in the first six months of 2012. The decrease in the first six months of 2013 as compared to the first six months of 2012 was due to a decrease of $1.1 million in professional fees, primarily due to a reduction in audit related fees.

Interest expense. Interest expense was $1.0 million in the second quarter of 2013 and $1.5 million in the second quarter of 2012 and $2.0 million in the first six months of 2013 and $3.2 million in the first six months of 2012. Lower average borrowings and lower average interest rates resulted in decreased interest expense in the second quarter of 2013 compared to the second quarter of 2012. Average borrowings and average interest rates were also lower in the first six months of 2013 compared to the same period in 2012, which decreased interest expense in the first six months of 2013 compared to 2012.

Income Taxes. The tax provision was $2.9 million in the second quarter of 2013 (an effective tax rate of 34.5%) compared to $1.9 million in the second quarter of 2012 (an effective tax rate of 34.8%) and $7.3 million in the first six months of 2013 (an effective tax rate of 32.7%) compared to $4.7 million (an effective tax rate of 36.2%) in the first six months of 2012. Our effective tax rate in the second quarter of 2013 and in the first six months of 2013 was less than our federal statutory rate of 35% primarily due to the favorable impact of the retroactive extension of the federal research and development tax credit. Our effective tax rate in the first six months of 2012 exceeded our federal statutory rate of 35% due primarily to state taxes and the relationship of permanent income tax deductions and tax credits to estimated pre-tax income for the respective years.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the six months ended June 30, 2013 is presented in our Condensed Consolidated Statements of Cash Flows contained in this Form 10-Q, and is further discussed below.

As of June 30, 2013, our working capital (current assets minus current liabilities) was $180.7 million as compared to $167.4 million as of December 31, 2012. The primary reason for the increase in working capital was an increase in accounts receivable and a decrease in accrued liabilities, partially offset by a decrease in costs and estimated earnings in excess of billings and an increase in accounts payable.

Net cash provided by operating activities in the first six months of 2013 was $13.2 million. Our primary source of operating cash flow in the first six months of 2013 was net income of $15.1 million. This was partially offset by fluctuations in working capital accounts including a decrease in costs and estimated earnings in excess of billings, an increase in accounts payable, and an increase in accounts receivable.

Net cash provided by operating activities in the first six months of 2012 was $24.4 million. This was primarily the result of fluctuations in working capital including a decrease in accounts receivable and an increase in accounts payable, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Net cash used in investing activities in the first six months of 2013 was $19.6 million, primarily related to capital expenditures for previously disclosed strategic investment projects and funds disbursed under a notes receivable arrangement of $2.9 million. We will distribute an additional $2.8 million under the arrangement during the third quarter of 2013. Capital expenditures in 2013 are expected to be approximately $26 million to $30 million for standard capital replacement and recently announced strategic investment projects. These projects include the installation of an additional horizontal accumulator and hydrotester, and the replacement of the existing front end of the 16 inch mill at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity. Expenditures for these strategic investments during the first six months of 2013 included $3.6 million for the replacement of the existing front end of the 16 inch mill and $1.4 million for a new hydrotester at our Atchison plant, and $7.5 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million.

Net cash used in investing activities in the first six months of 2012 was $8.1 million, primarily for capital expenditures for storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants.

Net cash provided by financing activities in the first six months of 2013 was $6.5 million, which resulted primarily from borrowings under our Credit Agreement totaling $86.0 million, partially offset by repayments under our Credit Agreement and Note Purchase Agreement totaling $77.0 million.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at June 30, 2013: a $165.0 million Credit Agreement, under which $60.8 million was outstanding; $2.1 million of Series A Term Notes, $1.5 million of Series B Term Notes, $2.9 million of Series C Term Notes and $1.3 million of Series D Term Notes.

The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 2.0% under the Credit Agreement at June 30, 2013. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At June 30, 2013 we had $101.1 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.48% at June 30, 2013.

The Series A Term Note in the principal amount of $2.1 million matures on February 25, 2014 and requires annual payments in the amount of $2.1 million plus interest of 10.50% paid quarterly on February 25, May 25, August 25 and November 25. The Series B Term Notes in the principal amount of $1.5 million mature on June 21, 2014 and require annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Notes in the principal amount of $2.9 million mature on October 26, 2014 and require annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Notes in the principal amount of $1.3 million mature on January 24, 2015 and require annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Notes, the Series C Term Notes, and the Series D Term Notes (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $11.5 million in capital lease obligations outstanding at June 30, 2013. The weighted average interest rate on all of our capital leases is 7.73%. Our capital leases are for certain equipment used in the manufacturing process, with $6.0 million of our capital leases outstanding as of June 30, 2013 representing an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. As part of the Financing Arrangement, a $10 million escrow account was provided for the Company by a local government entity through a financial institution and funds are released upon qualifying purchase requisitions. As we purchase equipment for the facility, we enter into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. As of June 30, 2013, $0.9 million was held in the escrow account, which is included in other assets, as a result of proceeds from the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures.

The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of June 30, 2013 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of June 30, 2013 is 1.45:1.0.

•	The Consolidated Tangible Net Worth must be greater than $209.8 million. Our Tangible Net Worth as of June 30, 2013 is $254.9 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at June 30, 2013 is 1.93:1.0

As of June 30, 2013, we are in compliance with all financial covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2013*

10.2	Form of Performance Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2013*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2013

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Senior Vice President, Chief Financial Officer, and Assistant Secretary
(Principal Financial Officer)