Form 10-Q
period 2013-09-30
NORTHWEST PIPE CO
filed 2013-11-05
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,449,299
(Class)	(Shares outstanding at November 1, 2013)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33	$46
Trade and other receivables, less allowance for doubtful accounts of $719 and $1,748	64,609	41,498
Costs and estimated earnings in excess of billings on uncompleted contracts	51,066	73,314
Inventories	109,945	113,545
Refundable income taxes	1,339	—
Deferred income taxes	5,277	5,177
Prepaid expenses and other	1,708	2,558

Total current assets	233,977	236,138
Property and equipment, net	162,616	152,545
Goodwill	20,478	20,478
Other assets	16,642	13,261

Total assets	$433,713	$422,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	4,420	3,295
Accounts payable	22,063	21,042
Accrued liabilities	11,878	23,424
Deferred revenue	7,866	8,793
Billings in excess of costs and estimated earnings on uncompleted contracts	4,005	6,478

Total current liabilities	55,946	68,746
Note payable to financial institution	59,951	47,533
Long-term debt, less current portion	2,071	6,357
Capital lease obligations, less current portion	6,248	9,179
Deferred income taxes	18,957	15,254
Pension and other long-term liabilities	13,301	15,921

Total liabilities	156,474	162,990

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,449,299 and 9,382,994 shares issued and outstanding	94	94
Additional paid-in-capital	113,667	112,230
Retained earnings	165,464	149,381
Accumulated other comprehensive loss	(1,986)	(2,273)

Total stockholders’ equity	277,239	259,432

Total liabilities and stockholders’ equity	$433,713	$422,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$103,022	$115,099	$360,357	$388,315
Cost of sales	94,210	103,499	314,673	346,638

Gross profit	8,812	11,600	45,684	41,677
Selling, general and administrative expense	5,972	7,571	18,644	21,499

Operating income	2,840	4,029	27,040	20,178
Other expense	242	49	279	51
Interest income	(141)	(35)	(384)	(122)
Interest expense	977	1,305	2,982	4,471

Income before income taxes	1,762	2,710	24,163	15,778
Provision for (benefit from) income taxes	746	(686)	8,080	4,044

Net income	$1,016	$3,396	$16,083	$11,734

Basic earnings per share	$0.11	$0.36	$1.70	$1.25

Diluted earnings per share	$0.11	$0.36	$1.69	$1.24

Shares used in per share calculations:
Basic	9,449	9,383	9,443	9,375

Diluted	9,517	9,499	9,498	9,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,016	$3,396	$16,083	$11,734

Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of tax	65	59	194	254
Deferred gain (loss) on cash flow derivatives, net of tax	(62)	(168)	93	(185)

Other comprehensive income (loss), net of tax	3	(109)	287	69

Comprehensive income	$1,019	$3,287	$16,370	$11,803

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$16,083	$11,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,131	11,666
Provision for doubtful accounts	(1,029)	(429)
Amortization of debt issuance costs	476	1,119
Loss on impairment	250	—
Deferred income taxes	3,603	572
Loss on disposal of property and equipment	16	455
Stock based compensation expense	2,167	2,199
Unrealized (gain) loss on foreign currency forward contracts	(193)	353
Changes in operating assets and liabilities:
Trade and other receivables, net	(22,082)	(657)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	19,775	(18,351)
Inventories	3,901	(24,078)
Refundable income taxes	(1,339)	(4,982)
Prepaid expenses and other assets	1,702	4,099
Accounts payable	2,566	4,562
Deferred revenue	(927)	10,129
Accrued and other liabilities	(13,715)	23,808

Net cash provided by operating activities	21,385	22,199

Cash Flows From Investing Activities:
Additions to property and equipment	(22,080)	(11,277)
Proceeds from the sale of property and equipment	1,695	1,054
Issuance of notes receivable	(5,700)	(1,000)
Other investing activities	(250)	—

Net cash used in investing activities	(26,335)	(11,223)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	72	37
Tax withholdings related to net share settlements of restricted stock units and performance share awards	(802)	(212)
Payments on long-term debt	(4,286)	(4,286)
Borrowings under note payable to financial institution	138,971	109,300
Payments on note payable to financial institution	(126,553)	(113,011)
Payments on capital lease obligations	(2,465)	(2,557)
Payments of debt amendment costs	—	(401)

Net cash provided by (used in) financing activities	4,937	(11,130)

Change in cash and cash equivalents	(13)	(154)
Cash and cash equivalents, beginning of period	46	182

Cash and cash equivalents, end of period	$33	$28

Non-cash investing activity:
Escrow account related to capital lease financing	$—	$898
Accrued property and equipment purchases	1,233	1,284
Capital lease additions	—	142

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NORTHWEST PIPE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company (the “Company”) and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Prior period deferred revenue, which was previously reflected within accrued liabilities, has been reclassified (separated) to its own line item within net cash provided by operating activities to conform to current period presentation in the Condensed Consolidated Statements of Cash Flows. This reclassification has no impact on cash flows from operations, income from operations, net income, or total liabilities.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2013.

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

In July 2013, the FASB issued ASU 2013-10, which allowed for the use of the Fed Funds Effective Swap rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial position or results of operation.

In July 2013, the FASB issued ASU 2013-11, which clarified guidance on the presentation of unrecognized tax benefits. The guidance requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. This guidance is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position.

3.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Short-term inventories:
Raw materials	$45,624	$56,913
Work-in-process	1,187	10,157
Finished goods	60,014	43,374
Supplies	3,120	3,101

	109,945	113,545
Long-term inventories:
Finished goods	1,306	1,608

Total inventories	$111,251	$115,153

Long-term inventories are recorded in other assets.

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at September 30, 2013	Level 1	Level 2	Level 3
Financial Assets
Deferred compensation plan assets	$5,627	$5,627	$—	$—
Derivatives	32	—	32	—

Total Assets	$5,659	$5,627	$32	$—

Financial Liabilities
Derivatives	$(44)	$—	$(44)	$—

Description	Balance at December 31, 2012	Level 1	Level 2	Level 3
Financial Assets
Escrow account	$898	$898	$—	$—
Deferred compensation plan assets	5,280	5,280	—	—

Total Assets	$6,178	$6,178	$—	$—

Financial Liabilities
Derivatives	$(353)	$—	$(353)	$—

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy. The Company’s derivatives consist of foreign currency cash flow hedges and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. The escrow account at December 31, 2012 consisted of a money market mutual fund and was valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $7.5 million and the carrying value was $7.8 million at September 30, 2013, and $11.5 million with a carrying value of $12.1 million at December 31, 2012.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

We measure our financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. During the three and nine months ended September 30, 2013, there were $0.3 million of impairment charges recorded on investments. There were no impairment charges taken during the three and nine months ended September 30, 2012.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries, and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These derivative contracts are consistent with the Company’s strategy for financial risk management. The Company uses cash flow hedge accounting treatment for qualifying foreign currency forward contracts. The Company initially reports any gain or loss on the effective portion of a cash flow hedge as a component of other comprehensive income and subsequently reclassifies any gain or loss to net sales when the hedged revenues are recorded. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of September 30, 2013 and December 31, 2012, the total notional amount of the derivative contracts not designated as hedges was $0.6 million (CAD$0.6 million) and $2.7 million (CAD$2.6 million), respectively. As of September 30, 2013 and December 31, 2012, the total notional amount of the derivative contracts designated as hedges was $5.6 million (CAD$5.8 million) and $12.4 million (CAD$12.3 million), respectively.

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

The balance sheet location and the fair values of derivative instruments are (in thousands):

	September 30,	December 31,
Foreign Currency Forward Contracts	2013	2012

Assets
Derivatives designated as hedging instruments
Prepaid expenses and other	$7	$—
Derivatives not designated as hedging instruments
Prepaid expenses and other	25	—

Total assets	$32	$—

Liabilities
Derivatives designated as hedging instruments
Accrued liabilities	$—	$197
Derivatives not designated as hedging instruments
Accrued liabilities	44	156

Total liabilities	$44	$353

All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the Statement of Financial Position at their gross fair values.

	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v) = (iii) - (iv)
Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Assets	Gross Amount Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount

Derivative Assets
September 30, 2013	$32	$—	$32	$32	$—	$—

December 31, 2012	$—	$—	$—	$—	$—	$—

	(i)	(ii)	(iii) = (i) - (ii)	(iv)		(v) = (iii) - (iv)
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Liabilities
September 30, 2013	$44	$—	$44	$44	$—	$—

December 31, 2012	$353	$—	$353	$353	$—	$—

The amounts of the gains and losses related to the Company’s derivative contracts designated as hedging instruments for the three and nine months ended September 30, 2013 and September 30, 2012 are (in thousands):

	Pretax Gain (Loss) Recognized in Comprehensive Income on Effective Portion of Derivative
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(32)	$(300)	$279	$(352)

		Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Loss
		Three months ended September 30,		Nine months ended September 30,
	Location	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$66	$(27)	$131	$(19)

		Gain (Loss) on Ineffective Portion of Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
		Three months ended September 30,		Nine months ended September 30,
	Location	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Net sales	$3	$(44)	$(50)	$(138)

At September 30, 2013, there is $14,000 of unrealized pretax gain on outstanding derivatives accumulated in other comprehensive loss, all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales.

For both the three and nine months ended September 30, 2013, the gains and losses from our derivative contracts not designated as hedging instruments recognized in net sales were a loss of $0.1 million. For the three and nine months ended September 30, 2012, the losses from our derivative contracts not designated as hedging instruments recognized in net sales were a loss of $0.3 million and a loss of $0.4 million, respectively.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft RI was submitted to the EPA by the LWG in fall of 2011 and the draft FS was submitted by the LWG to the EPA in March 2012. As of the date of this filing, the final RI and the revised FS are scheduled to be submitted to the EPA in the Spring of 2014.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ. The Company performed remedial investigation (“RI”) work required under the Agreement and submitted a draft RI/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its RI/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012. In February 2013, the ODEQ requested the Company revise the presented information in the 2012 Expanded Risk Assessment for the VOCs in Groundwater a second time, for submittal with the Final RI/Source Control Evaluation report in the fourth quarter of 2013 or first half of 2014.

Also, based on sampling associated with the Portland facility’s RI and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the pollutants in its storm water, the Company painted a substantial part of the Portland facility’s roofs in 2009 and installed a storm water treatment system in 2012. Stormwater discharge has remained below storm water benchmark levels ever since.

Under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk, as requested by the ODEQ. The Company submitted a remediation plan related to soil contamination, which the ODEQ approved. The Company has completed the approved remediation plan in 2011 and 2012, which included the excavation of localized soil and paving pervious surfaces. A final report on storm water source control with the Final RI/Source Control Evaluation report will be submitted in the fourth quarter of 2013 or the first half of 2014.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company has completed its second round of groundwater sampling for the Stained Soil Investigation Area. The results will be reported to ODEQ in the fourth quarter of 2013 or the first half of 2014.

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

At this time, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of September 30, 2013.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at September 30, 2013. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net sales:
Water Transmission	$46,835	$63,487	$183,596	$180,968
Tubular Products	56,187	51,612	176,761	207,347

Total	$103,022	$115,099	$360,357	$388,315

Gross profit:
Water Transmission	$7,932	$9,681	$39,927	$27,529
Tubular Products	880	1,919	5,757	14,148

Total	$8,812	$11,600	$45,684	$41,677

Operating income (loss):
Water Transmission	$6,306	$6,969	$34,838	$21,123
Tubular Products	93	1,134	3,644	11,981
Corporate	(3,559)	(4,074)	(11,442)	(12,926)

Total	$2,840	$4,029	$27,040	$20,178

8.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cost of sales	$199	$145	$466	$287
Selling, general and administrative expenses	678	780	1,701	1,912

Total	$877	$925	$2,167	$2,199

As of September 30, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.9 million which is expected to be recognized over a weighted average period of 1.9 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2013 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2013	47,000	$23.19
Options granted	—	—
Options exercised or exchanged	(7,000)	10.31
Options canceled	—	—

Balance, September 30, 2013	40,000	25.44	4.90	$309

Exercisable, September 30, 2013	40,000	25.44	4.90	$309

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised or exchanged during the nine months ended September 30, 2013 was $0.1 million.

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s RSUs and PSAs as of September 30, 2013 and changes during the nine months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at January 1, 2013	243,141	$26.11
RSUs and PSAs granted	122,878	33.97
RSUs and PSAs vested	(92,930)	23.59
RSUs and PSAs canceled	(13,521)	26.86

Unvested RSUs and PSAs at September 30, 2013	259,568	30.69

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of RSUs and PSAs at September 30, 2013 includes approximately 198,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the nine months ended September 30, 2013 and 2012, stock awards of 4,912 and 4,807 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $27.49 and $23.40 in 2013 and 2012, respectively.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. The Company is currently under examination by the Internal Revenue Service for years 2009, 2010 and 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2009.

The Company had $5.6 million and $5.2 million of unrecognized tax benefits at September 30, 2013 and December 31, 2012, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.2 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes at estimated effective tax rates of 42.3% and 33.4%, respectively, for the three and nine month periods ended September 30, 2013. The Company’s effective rate for the three months ended September 30, 2013 was greater than our federal statutory rate of 35% primarily due to an increase in the valuation allowance related to an investment in which the Company is anticipating a future capital loss. The Company’s effective tax rate was less than our federal statutory rate for the first nine months of 2013 primarily due to the favorable impact of the research and development tax credit. The Company provided for income taxes at an estimated effective tax benefit rate of 25.3% and an estimated effective tax rate of 26.5%, respectively, for the three and nine month periods ended September 30, 2012. During the third quarter of 2012, the Company performed a research and development tax credit study for fiscal years 2010 through 2011. The Company recorded a net tax benefit of $1.8 million resulting from this study in the third quarter of 2012. Combined with the operating results for the quarter, the Company’s effective rates for the three and nine months ended September 30, 2012 were therefore less than our federal statutory rate of 35%.

10.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding were calculated as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,016	$3,396	$16,083	$11,734

Basic weighted-average common shares outstanding	9,449	9,383	9,443	9,375
Effect of potentially dilutive common shares(1)	68	116	55	83

Diluted weighted-average common shares outstanding	9,517	9,499	9,498	9,458

Earnings per common share:
Earnings per basic common share	$0.11	$0.36	$1.70	$1.25
Earnings per diluted common share	$0.11	$0.36	$1.69	$1.24

Antidilutive shares not included in diluted common share calculation	93	96	97	120

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

11.	Changes in Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of accumulated other comprehensive income (loss) during the nine months ended September 30, 2013 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)

Other comprehensive income before reclassifications	—	175	175
Amounts reclassified from accumulated other comprehensive income (loss)	194	(82)	112

Net current period other comprehensive income	194	93	287

Balance, September 30, 2013	$(1,994)	$8	$(1,986)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2013 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Condensed Consolidated Statement of Income

Defined Benefit Pension Items
Net periodic pension cost	$(295)	Cost of sales
	101	Tax benefit

	$(194)	Net of tax

Gains and losses on cash flow hedges
Foreign currency forward contracts	$131	Net sales
	(49)	Tax expense

	$82	Net of tax

Total reclassifications for the period	$(112)

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 50.9% of net sales in the first nine months of 2013.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline system, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near-term, we expect strained municipal budgets will continue to impact the Water Transmission Group, although increased infrastructure needs and drought-related projects in Texas will help offset the effects of strained municipal budgets in other parts of the United States.

Our Tubular Products Group manufactures other welded steel products in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 49.1% of net sales in the first nine months of 2013.

We believe the greatest long-term potential for significant sales growth in our Tubular Products Group is through our energy products. We are currently exploring strategic alternatives for the Oil Country Tubular Goods (“OCTG”) portion of our energy business, which could include potential acquisitions, divestitures and joint-ventures. Significant foreign imports of energy products have continued to place downward pressure on our energy sales. A trade case was filed in July 2013 for an investigation of imports of OCTG, particularly casing and tubing, from nine countries and possible imposition of anti-dumping duties. A preliminary determination of harm was found in August 2013, with a final determination expected in the second quarter of 2014. However, in the near term, we do not expect a significant improvement in either selling prices or volumes in the fourth quarter of 2013. Ad valorem taxes due for inventory on hand at December 31, 2013 in Texas, our biggest market, may delay improvement in selling volumes to the first quarter of 2014. Drilling activity, as represented by rig counts, has declined since the end of 2012 but has remained steady during the first nine months of 2013 and is expected to remain steady during the remainder of 2013.

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

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statements in Part I - Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments.

	Three months ended September 30, 2013		Three months ended September 30, 2012
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$46,835	45.5%	$63,487	55.2%
Tubular Products	56,187	54.5	51,612	44.8

Total net sales	103,022	100.0	115,099	100.0
Cost of sales	94,210	91.4	103,499	89.9

Gross profit	8,812	8.6	11,600	10.1
Selling, general and administrative expense	5,972	5.8	7,571	6.6

Operating income	2,840	2.8	4,029	3.5
Other expense	242	0.2	49	0.0
Interest income	(141)	(0.1)	(35)	(0.0)
Interest expense	977	0.9	1,305	1.1

Income before income taxes	1,762	1.8	2,710	2.4
Provision for income taxes	746	0.7	(686)	(0.6)

Net income	$1,016	1.1%	$3,396	3.0%

Gross profit as a percentage of segment net sales:
Water Transmission		16.9%		15.2%
Tubular Products		1.6		3.7

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$183,596	50.9%	$180,968	46.6%
Tubular Products	176,761	49.1	207,347	53.4

Total net sales	360,357	100.0	388,315	100.0
Cost of sales	314,673	87.3	346,638	89.3

Gross profit	45,684	12.7	41,677	10.7
Selling, general and administrative expense	18,644	5.2	21,499	5.5

Operating income	27,040	7.5	20,178	5.2
Other expense	279	0.1	51	0.0
Interest income	(384)	(0.1)	(122)	(0.0)
Interest expense	2,982	0.8	4,471	1.2

Income before income taxes	24,163	6.7	15,778	4.0
Provision for income taxes	8,080	2.2	4,044	1.0

Net income	$16,083	4.5%	$11,734	3.0%

Gross profit as a percentage of segment net sales:
Water Transmission		21.7%		15.2%
Tubular Products		3.3		6.8

Three Months and Nine Months Ended September 30, 2013 Compared to Three Months and Nine Months Ended September 30, 2012

Net sales. Net sales decreased 10.5% to $103.0 million for the third quarter of 2013 compared to $115.1 million for the third quarter of 2012 and decreased 7.2% to $360.4 million for the first nine months of 2013 compared to $388.3 million in the same period of 2012. No single customer accounted for more than 10% of total net sales in the third quarter of 2013. One customer in the Water Transmission segment accounted for 14.0% of total net sales in the first nine months of 2013. One customer in the Water Transmission segment accounted for 16.3% of total net sales in the third quarter of 2012. No single customer accounted for more than 10% of total net sales in the first nine months of 2012.

Water Transmission sales decreased by 26.2% to $46.8 million in the third quarter of 2013 from $63.5 million in the third quarter of 2012 and increased 1.5% to $183.6 million in the first nine months of 2013 from $181.0 million in the first nine months of 2012. The decrease in sales in the third quarter of 2013 compared to the third quarter of 2012 was due to a 60% decrease in tons produced, partially offset by downstream fabrication services on pipe produced in prior periods. The decrease in tons produced was impacted by continued weakness in municipal markets. In addition, we started the largest project in our history in the third quarter of 2012, and did not have a similar-sized project in the third quarter of 2013. This was partially offset by positive impacts due to the timing of production and mix of projects produced during the quarter, as well as a 54% increase in materials costs per ton including steel. The increase in sales in the first nine months of 2013 compared to the first nine months of 2012 was due to a 27% increase in average selling price per ton, partially offset by a 20% decrease in tons produced due to continued weakness in municipal markets. The increase in average selling prices per ton in the first nine months of 2013 was due to product mix as well as a 16% increase in material costs per ton including steel. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales increased 8.9% to $56.2 million in the third quarter of 2013 from $51.6 million in the third quarter of 2012 and decreased 14.8% to $176.8 million in the first nine months of 2013 from $207.3 million in the first nine months of 2012. The sales increase in the third quarter of 2013 as compared to the third quarter of 2012 was due to a 20% increase in tons sold, offset by a 9% decrease in the average selling price per ton. We sold 51,400 tons in the third quarter of 2013 as compared to 42,900 tons in the third quarter of 2012. Energy pipe sales represent 76% of our tons sold, and increased 33% from 29,500 tons in the third quarter of 2012 to 39,200 tons in the third quarter of 2013 primarily due to increased sales of line pipe partially offset by decreased sales of OCTG products. The decrease in average selling price for the third quarter of 2013 as compared to the third quarter of 2012 was due to continued downward pricing pressure from imported pipe. The sales decrease in the first nine months of 2013 compared to the same period in 2012 was due to a 5% decrease in tons sold from 166,800 tons to 158,100 tons and a 10% decrease in the average selling price per ton. The decrease in average selling price for the first nine months of 2013 as compared to the first nine months of 2012 was due to a 9% decrease in steel cost per ton along with the downward pricing pressure from imported pipe. Increased imports of energy pipe, decreases in rig counts from 2012, low natural gas prices, and volatility of steel prices have negatively impacted sales volumes and selling prices, particularly in energy pipe. The selling price for energy pipe decreased 12% in the first nine months of 2013 from the first nine months of 2012.

Gross profit. Gross profit decreased 24.0% to $8.8 million (8.6% of total net sales) in the third quarter of 2013 from $11.6 million (10.1% of total net sales) in the third quarter of 2012 and increased 9.6% to $45.7 million (12.7% of total net sales) in the first nine months of 2013 from $41.7 million (10.7% of total net sales) in the first nine months of 2012.

Water Transmission gross profit decreased $1.7 million, or 18.1%, to $7.9 million (16.9% of segment net sales) in the third quarter of 2013 from $9.7 million (15.2% of segment net sales) in the third quarter of 2012. Water Transmission gross profit increased $12.4 million, or 45.0%, to $39.9 million (21.7% of segment net sales) in the first nine months of 2013 compared to the same period in the prior year when gross profit was $27.5 million (15.2% of segment net sales). The decrease in gross profit for the third quarter of 2013 was primarily driven by the decrease in tons produced, which was partially offset by the downstream fabrication services discussed above. The increase in gross profit in the first nine months of 2013 was primarily due to the increase in selling price per ton, offset by the decrease in tons produced as discussed above. The increase in gross profit as a percentage of net sales in the third quarter of 2013 and the first nine months of 2013 was driven by a favorable project mix, including the production of the Lake Texoma project, the largest project in our history. This project was produced from the third quarter of 2012 through the second quarter of 2013. The increase in gross profit as a percentage of net sales in the third quarter of 2013 and the first nine months of 2013 was also the result of cost reduction initiatives which have reduced overhead costs and man hours per ton, as well as improvements in quality.

Gross profit from Tubular Products decreased $1.0 million, or 54.1%, to $0.9 million (1.6% of segment net sales) in the third quarter of 2013 from $1.9 million (3.7% of segment net sales) in the third quarter of 2012 and decreased $8.4 million, or 59.3%, to $5.8 million (3.3% of segment net sales) in the first nine months of 2013 from $14.1 million (6.8% of segment net sales) in the first nine months of 2012. As noted above, sales of our Tubular Products increased during the third quarter of 2013, particularly in our energy products, which had sales revenue of $39.3 million in the third quarter of 2012 and increased 18% to $46.2 million in the third quarter of 2013. This was partially offset by negative impacts of increased materials cost per ton discussed above and a lower of cost or market inventory adjustment of $0.8 million. The decrease in gross profit in the first nine months of 2013 compared to the first nine months of 2012 was the result of overall decreases in our energy pipe sales, which decreased 13% from $164.1 million in the first nine months of 2012 to $142.7 million in the first nine months of 2013. The lower sales volume in our energy products had a significant negative impact on the fixed portion of our cost of goods sold as a percent of net sales. In addition, we recorded a $2.0 million lower of cost or market inventory adjustment during the first nine months of 2013. This was partially offset by lower material costs per ton, which decreased 4% in the first nine months of 2013 compared to the first nine months of 2012. The decrease in gross profit was also partially offset by a $1.2 million refundable state tax credit recognized during the first nine months of 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 21.1% to $6.0 million (5.8% of total net sales) in the third quarter of 2013 from $7.6 million (6.6% of total net sales) in the third quarter of 2012 and decreased 13.3% to $18.6 million (5.2% of total net sales) in the first nine months of 2013 from $21.5 million (5.5% of total net sales) in the first nine months of 2012. The decrease in the third quarter of 2013 as compared to the third quarter of 2012 was due to a $0.9 million decrease in outside services and other administrative expenses, a $0.2 million decrease in bonus expense, a $0.2 million decrease in wages, and a $0.1 million decrease in stock based compensation expense. The decrease in the first nine months of 2013 as compared to the first nine months of 2012 was due to a decrease of $2.2 million in professional fees and outside services primarily due to a reduction in audit related fees, a $0.2 million decrease in wages, and a $0.2 million decrease in stock based compensation expense.

Interest expense. Interest expense was $1.0 million in the third quarter of 2013 and $1.3 million in the third quarter of 2012 and $3.0 million in the first nine months of 2013 and $4.5 million in the first nine months of 2012. Lower average borrowings and lower average interest rates resulted in decreased interest expense in the third quarter of 2013 compared to the third quarter of 2012. Lower average interest rates and a decrease in amortization expense of deferred financing costs following the refinancing of our Credit Agreement during the fourth quarter of 2012 resulted in decreased interest expense in the first nine months of 2013 compared to 2012. This was partially offset by higher borrowings in the first nine months of 2013 compared to 2012.

Income Taxes. The tax provision was $0.7 million in the third quarter of 2013 (an effective tax rate of 42.3%) compared to a tax benefit of $0.7 million in the third quarter of 2012 (an effective tax benefit rate of 25.3%) and $8.1 million in the first nine months of 2013 (an effective tax rate of 33.4%) compared to $4.0 million (an effective tax rate of 26.5%) in the first nine months of 2012. Our effective tax rate in the third quarter of 2013 was greater than our federal statutory rate of 35% primarily due to an increase in the valuation allowance related to an investment in which we are anticipating a future capital loss. Our effective tax rate was less than our federal statutory rate for the first nine months of 2013 primarily due to the favorable impact of the research and development tax credit. During the third quarter of 2012, we performed a research and development tax credit study for fiscal years 2010 and 2011. We recorded a net tax benefit of $1.8 million resulting from this study in the third quarter of 2012. Combined with our operating results for the quarter, our effective rates for the three and nine months ended September 30, 2012 were therefore less than our federal statutory rate of 35%.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2013 is presented in our Condensed Consolidated Statements of Cash Flows contained in this Form 10-Q, and is further discussed below.

As of September 30, 2013, our working capital (current assets minus current liabilities) was $178.0 million as compared to $167.4 million as of December 31, 2012. The primary reason for the increase in working capital was an increase in accounts receivable and a decrease in accrued liabilities, partially offset by a decrease in costs and estimated earnings in excess of billings.

Net cash provided by operating activities in the first nine months of 2013 was $21.4 million. This was primarily the result of net income, depreciation, and the net increase in working capital as discussed above.

Net cash provided by operating activities in the first nine months of 2012 was $22.2 million. This was primarily the result of net income, depreciation, and fluctuations in working capital including increases in accrued liabilities, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Net cash used in investing activities in the first nine months of 2013 was $26.3 million, primarily related to capital expenditures for previously disclosed strategic investment projects and funds disbursed under a notes receivable arrangement of $5.7 million. Capital expenditures in 2013 are expected to be approximately $26 million to $30 million for standard capital replacement and recently announced strategic investment projects. These projects include the installation of an additional horizontal accumulator and hydrotester, and the replacement of the existing front end of the 16 inch mill at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity. Expenditures for these strategic investments during the first nine months of 2013 included $4.0 million for the replacement of the existing front end of the 16 inch mill and $1.4 million for a new hydrotester at our Atchison plant, and $8.6 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million.

Net cash used in investing activities in the first nine months of 2012 was $11.2 million, primarily for capital expenditures for storm water upgrades at our Portland, Oregon facility and planned capacity expansion in our Tubular Products plants.

Net cash provided by financing activities in the first nine months of 2013 was $4.9 million, which resulted primarily from borrowings under our Credit Agreement totaling $139.0 million, partially offset by repayments under our Credit Agreement and Note Purchase Agreement totaling $130.8 million.

Net cash used in financing activities in the first nine months of 2012 was $11.1 million, which resulted primarily from repayments under our Credit Agreement and Note Purchase Agreement totaling $117.3 million, partially offset by net borrowings of $109.3 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our credit agreements will be adequate to fund our working capital and capital requirements for the foreseeable future. We also expect to continue to rely on cash generated from operations or funds available from our line of credit to make required principal payments on our long-term debt during 2013. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at September 30, 2013: a $165.0 million Credit Agreement, under which $60.0 million was outstanding; $2.1 million of Series A Term Notes, $1.5 million of Series B Term Notes, $2.9 million of Series C Term Notes and $1.3 million of Series D Term Notes.

The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 2.0% under the Credit Agreement at September 30, 2013. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At September 30, 2013 we had $95.9 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.41% at September 30, 2013.

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

We had a total of $10.7 million in capital lease obligations outstanding at September 30, 2013. The weighted average interest rate on all of our capital leases is 7.68%. Our capital leases are for certain equipment used in the manufacturing process, with $5.7 million of our capital leases outstanding as of September 30, 2013 representing an agreement entered into as of September 2009 to finance our Bossier City, Louisiana facility (the “Financing Arrangement”) under which certain equipment used in the manufacturing process at the facility is leased. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Note Purchase Agreement and certain of our leases place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Note Purchase Agreement, and certain of our leases require us to be in compliance with certain financial covenants. The results of our financial covenants as of September 30, 2013 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of September 30, 2013 is 1.67:1.0.

•	The Consolidated Tangible Net Worth must be greater than $210.3 million. Our Tangible Net Worth as of September 30, 2013 is $256.8 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at September 30, 2013 is 1.82:1.0

As of September 30, 2013, we are in compliance with all financial covenants.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 6 to the Condensed Consolidated Financial Statements, Part I - Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I - Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Change in Control Agreement between Northwest Pipe Company and William Smith dated as of October 15, 2013, filed herewith.

10.2	Change in Control Agreement between Northwest Pipe Company and Martin Dana dated as of October 15, 2013, filed herewith.

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2013

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Senior Vice President, Chief Financial Officer, and Assistant Secretary
(Principal Financial Officer)