Form 10-K
period 2013-12-31
NORTHWEST PIPE CO
filed 2014-03-17
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $222,710,746 as of June 30, 2013 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s Common Stock as of March 12, 2014 was 9,508,875 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2013 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 2013 Form 10-K. If we do update one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

We manufacture water infrastructure steel pipe products through our Water Transmission Group, which in 2013, 2012, and 2011 generated approximately 48%, 51%, and 53%, respectively, of our net sales. The Water Transmission Group produces large diameter, high pressure, engineered welded steel pipe products for use in water transmission applications. With eight Water Transmission manufacturing facilities, we are ideally located to meet North America’s growing needs for water and wastewater infrastructure. We market our water infrastructure products through an internal sales force. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions.

We also manufacture smaller diameter electric resistance welded (“ERW”) steel pipe and other welded steel pipe products through our Tubular Products Group, which in 2013, 2012, and 2011 generated approximately 52%, 49%, and 47%, respectively, of our net sales. Our smaller diameter pipe is used for applications in energy, structural, commercial and industrial uses. We have three centrally located Tubular Products manufacturing facilities in the United States and we market our products through an internal sales force.

Recent Business Developments

On December 30, 2013, we acquired 100% of the outstanding shares of capital stock of Permalok Corporation, a fabricator of steel piping utilizing the Permalok interlocking pipe joining system. Permalok’s rolled and welded steel pipe products provide an alternate joint solution which complements and expands our product offerings in the Water Transmission Group. Additional information regarding the acquisition can be found in Part II—Note 1, “Summary of Significant Accounting Policies” of this 2013 Form 10-K. With this acquisition we added two manufacturing facilities.

On September 30, 2013, we announced that we are currently exploring strategic alternatives for the Oil Country Tubular Goods (“OCTG”) portion of our energy business, which could include potential acquisitions, divestitures and joint-ventures. No decision has been made at this time to enter into any transaction and there can be no assurance that the exploration of alternatives will result in a transaction or as to the terms, conditions or timetable of any such transaction.

Our Industries

Water Transmission. Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (the “EPA”), believe the United States water infrastructure is in critical need of updates, repairs or replacements. In its 2011 Drinking Water Infrastructure Needs Survey and Assessment released in June 2013, the EPA estimates the nation will need to spend $384 billion in infrastructure investments over the next twenty years to continue to provide safe drinking water to the public. The American Society of Civil Engineers has given poor ratings to many aspects of the United States water infrastructure in their 2013 Report Card for America’s Infrastructure. In its most recent Failure to Act study of current infrastructure, the American Society of Civil Engineers estimates there will be an $84 billion funding gap for water and wastewater infrastructure by 2020, and a $144 billion gap by 2040.

Within this market, we focus on large diameter, engineered welded steel pipeline systems utilized in water, energy, structural and plant piping applications. Our core market is the large diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the addressable market for the products sold by our Water Transmission Group will total approximately $1.6 billion over the next three years.

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

The primary drivers of growth in new water infrastructure installation are population growth and movement as well as dwindling supplies from developed water sources. According to the United States Census Bureau, the population of the United States will increase by over 84 million people between 2014 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. In addition, many current water supply sources are in danger of being exhausted. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Our eight Water Transmission manufacturing facilities are well located to take advantage of the anticipated growth and demand.

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

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including energy, construction, agricultural, commercial, and industrial systems.

We believe there will continue to be steady demand from the energy markets. The price per barrel of crude oil has steadily increased since 2009 and has traded at or slightly above $100 per barrel since 2011. Natural gas production remained at historically high levels during 2013 according to the United States Energy Information Administration. Of the active oil and natural gas rigs, approximately 20 percent of the rigs are drilling for natural gas and 80 percent are drilling for oil. Rig counts in the United States have held steady since the end of 2012 and we believe drilling activity and the demand for energy pipe will remain at relatively strong levels with continuing development of shale oil and natural gas resources.

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

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. One customer accounted for 12% of our total Company net sales in both 2013 and 2012. No customer accounted for more than 10% of our total net sales in 2011. Our plant locations in Oregon, Colorado, California, West Virginia, Texas, Mexico, and following the acquisition of Permalok Corporation, Missouri and Utah, allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages, participate in the engineering and design process, and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products are marketed through an in-house sales force. Our tubular product manufacturing facilities are located in Kansas, Texas, and Louisiana. Our marketing strategy focuses on quality, customer service and customer relationships. Our tubular products are primarily sold to distributors, although to a lesser extent we also sell to OEMs. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising, brochures and participation in trade shows. No customer of our Tubular Products business accounted for more than 10% of our total net sales during 2013, 2012, or 2011.

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

Tubular Products. Tubular products are manufactured by an ERW process in diameters ranging from 1.315 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated. For our OCTG products, we also use the services of third party processors to finish the pipe. These finishing operations include threading, inspecting, testing and heat treating. Securing adequate finishing capacity is key to the Tubular Product Group’s success in the OCTG market.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Binding orders received by us may be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2013, the backlog of orders for our Water Transmission Group was approximately $103 million. Binding contracts had been executed for approximately 83% of the Water Transmission backlog as of February 24, 2014. At December 31, 2012, the backlog of orders for our Water

Transmission Group was approximately $173 million. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several regional competitors in the Water Transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah, and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the Water Transmission business in the western United States and southwestern Canada is National Oilwell Varco, Inc. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and U.S. Pipe, which manufacture ductile iron pipe; American Spiral Weld Pipe Company, which manufactures spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete pressure pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, quality, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with U.S. Steel, TMK Ipsco, Boomerang, Energex, Tex Tube, Tenaris, Evraz, California Steel Industries and Welded Tubes, as well as foreign competitors.

Additionally, several companies have announced new plants or the expansion of product lines at existing facilities. New or expanded facilities or new competitors could have a material adverse affect on our ability to capture market share and maintain product pricing.

In 2013 we faced increased competition from foreign-based manufacturers that export OCTG pipe into the United States, resulting in downward pricing pressure and a growth in our inventory balances. A trade case was filed in July 2013 for an investigation of imports of OCTG, particularly casing and tubing, from nine countries and possible imposition of anti-dumping duties. A preliminary determination of harm was found in August 2013; however, final determination is expected in the third quarter of 2014. Imported steel pipe represents a growing percentage of the OCTG market, and increases in imported OCTG products could have a materially adverse affect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include Severstal, ArcelorMittal, ThyssenKrupp Steel USA, Nucor Corporation, SSAB, California Steel Industries, Gallatin Steel Company, New Process Steel, American Alloy Steel, Evraz, and Steel Dynamics Inc. Foreign suppliers include Ternium and BlueScope Steel. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed in Part 1—Item 3, “Legal Proceedings” of this 2013 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Employees

As of December 31, 2013, we had approximately 1,050 full-time employees. Approximately 31% were salaried and approximately 69% were employed on an hourly basis. A union represents all of the hourly employees at our Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2013 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2013 Form 10-K, in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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

We operate in highly competitive industries, and increased competition could reduce our gross profit and net income. We face significant competition in all of our businesses. We have recently seen new domestic and foreign competitors bidding on projects. Orders in the Water Transmission business are competitively bid, and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah, and Mexico allow us to compete throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share and product pricing in our Water Transmission business. There are many competitors in the Tubular Products business, and price is often a prime consideration for purchase of our products. Price competition may reduce our gross profit, which may adversely affect our net income. Some of our competitors have greater financial, technical and marketing resources than we do. We cannot assure you that we will be able to compete successfully with our competitors. Failure to compete successfully could reduce our gross profit and net income, as well as have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Tubular Products business is facing intense competition from other North American suppliers. With the increase in energy pipe demand, there have been significant increases in available capacity in North America. Approximately 2.7 million tons of tubular pipe capacity has been added in the last few years. Approximately 2.4 million tons of tubular pipe capacity is currently under construction and another 250,000 tons has been announced. Increased domestic capacity and production in the United States and Canada could adversely affect our business, financial position, results of operations or cash flows.

Our exposure to the energy market represents a significant portion of our Tubular Products business. Products serving the energy market, including line pipe and OCTG products, comprise 78%, 74%, and 70% of our tons sold in 2013, 2012, and 2011, respectively, for our Tubular Products Group. Sales of these products are tied to the exploration, development, and production of natural gas and oil reserves. Factors affecting the profitability of exploration and production of hydrocarbons, such as the price of oil and gas, will have an effect on the market for energy pipe products. A decline in the levels of exploration and production activity could adversely affect our business, financial position, results of operations, or cash flows.

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

A downturn in government spending related to public water transmission projects would adversely affect our business. Our Water Transmission business accounted for approximately 48% of our net sales in 2013. Our Water Transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our Tubular Products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel was approximately $766 per ton in 2011, $748 per ton in 2012, and $712 per ton in 2013. In 2013, our monthly average steel purchasing costs ranged from a high of approximately $744 per ton to a low of approximately $673 per ton. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

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

Our Water Transmission backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Our backlog of orders for our Water Transmission segment was approximately $103 million at December 31, 2013. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

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

We face risks in connection with potential acquisitions and divestures. Acquiring businesses that complement or expand our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. We may also consider other alternatives for our business units in order to strategically position our business and continue to compete in our markets, which may include joint-ventures and divestures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint-venture or a buyer willing to purchase our business units may adversely affect our business, financial position, results of operations or cash flows

Our decision to explore strategic alternatives for our OCTG products may not result in a transaction or a transaction may cause us to recognize a loss. We announced on September 30, 2013 that we were considering strategic alternatives for our OCTG business, which could include potential acquisitions, divestitures and joint-ventures. The Company has engaged strategic consultants to assist with this process. The process to explore these alternatives is subject to a number of uncertainties, some of which are not in our control. As a result, we cannot provide assurance that the process will result in a transaction or, if it does, that it would occur within any specified period of time or under what terms. Further, our evaluation of potential transactions may cause us to incur substantial costs and divert a significant amount of resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.

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

Risks Related to Our Financial Condition

Our significant debt obligations and the restrictions under which we operate as a result of our debt obligations could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2013, we had approximately $102.2 million of outstanding debt and capital lease obligations.

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

We will need to substantially increase working capital as market conditions and customer order levels improve. As market conditions and customer order levels improve we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, availability under our Credit Agreement while remaining in compliance with our financial covenants is limited to $69.8 million as of December 31, 2013. We may not have sufficient availability under this agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. For the year ended December 31, 2011, material weaknesses in our internal control over financial reporting were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We believe these material weaknesses have been remediated as of December 31, 2012 and no additional material weaknesses were identified as of December 31, 2013. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our eleven operating facilities as of December 31, 2013:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 spiral mills
Atchison, Kansas	106,000	60	Tubular products	2 electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 spiral mills
Denver, Colorado	182,000	40	Water transmission	2 spiral mills
Houston, Texas	175,000	15	Tubular products	3 electric resistance mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 spiral mills
Saginaw, Texas (2 facilities)	170,000	50	Water transmission	2 spiral mills
Monterrey, Mexico	40,000	5	Water transmission	Multiple line fabrication capability
Bossier City, Louisiana	180,000	25	Tubular products	1 electric resistance mill
St Louis, Missouri*	100,000	20	Water transmission	1 spiral mill, 1 long-seam mill
Salt Lake City, Utah*	47,000	1	Water transmission	1 long-seam mill

*	Properties acquired through the acquisition of Permalok Corporation on December 30, 2013.

As of December 31, 2013, we owned all of our facilities except for one of our Saginaw, Texas facilities, property adjacent to our Oregon facility, property adjacent to our St. Louis facility, and our Salt Lake City facility, which are leased.

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While our Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, we were notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, we were asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. We made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and are under no obligation to make any further payment. The final draft remedial investigation (“RI”) study was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $169 million to $1.8 billion and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are scheduled to be submitted to the EPA in the second quarter of 2014.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to our Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, we entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. We are one of many Upland Source Control Sites working with the ODEQ on Source Control and are considered a “medium” priority site by the ODEQ. We performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that we revise our RI/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. We submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012. In February 2013, the ODEQ requested we revise the presented information in the 2012 Expanded Risk Assessment for the VOCs in Groundwater a second time. The presented information was revised and submitted with the Final RI/Source Control Evaluation report in January 2014.

Also, based on sampling associated with the Portland facility’s RI and on sampling and reporting required under the Portland, Oregon manufacturing facility’s National Pollutant Discharge Elimination System permit for storm water, the Company and the ODEQ have periodically detected low concentrations of polynuclear aromatic hydrocarbons (“PAHs”), polychlorinated biphenyls (“PCBs”), and trace amounts of zinc in storm water. Storm water from the Portland, Oregon manufacturing facility site is discharged into a communal storm water system that ultimately discharges into the neighboring property’s privately owned slip. The slip was historically used for shipbuilding and subsequently for ship breaking and metal recycling. Studies of the river sediments have revealed trace concentrations of PAHs, PCBs and zinc, along with other constituents which are common constituents in urban storm water discharges. To minimize the pollutants in its storm water, we painted a substantial part of the Portland facility’s roofs in 2009 and installed a storm water treatment system in 2012. Stormwater discharge has remained below storm water benchmark levels ever since.

Under the ODEQ Agreement, we submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk, as requested by the ODEQ. We submitted a remediation plan related to soil contamination, which the ODEQ approved. We have completed the approved remediation plan in 2011 and 2012, which included the excavation of localized soil and paving pervious surfaces. A final report on storm water source control with the Final RI/Source Control Evaluation report was submitted in January 2014.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, we developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. We began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and we have completed our second round of groundwater sampling for the Stained Soil Investigation Area. The results were reported to ODEQ in January 2014.

We spent less than $0.1 million for Source Control work in 2013 and anticipate having to spend less than $0.1 million for further Source Control work in 2014.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a

Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2009, one of the Tribal Trustees (the Yakima Nation) resigned and has requested funding from the same parties to support its own assessment. We have not assumed any payment obligation or liability related to either request.

Our potential liability is a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, we are unable to estimate an amount or an amount within a range of costs for our obligation with respect to the Portland Harbor matters, and no further adjustment to the Consolidated Financial Statements has been recorded as of December 31, 2013. We have insurance policies for defense costs, as well as indemnification policies we believe will provide reimbursement for any share of the remediation assessed. However, we can provide no assurance that those policies will cover all of the costs which we may incur.

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

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of our business. We maintain insurance coverage against potential claims in amounts that are believed to be adequate. We believe that we are not presently a party to any other litigation, the outcome of which would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Executive Officers of the Registrant

Information regarding our executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III—Item 10 of this 2013 Form 10-K and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX”. The high and low sales prices as reported on the Nasdaq for each quarter in the years ended December 31, 2013 and 2012 were as follows.

	Low	High
2013
First Quarter	$22.96	$29.32
Second Quarter	25.11	28.08
Third Quarter	27.83	32.88
Fourth Quarter	31.58	39.32

2012
First Quarter	$20.88	$25.53
Second Quarter	19.59	24.32
Third Quarter	22.81	27.02
Fourth Quarter	20.42	25.11

There were 50 shareholders of record at February 10, 2014. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. There were no cash dividends declared or paid in fiscal years 2013 or 2012, and we do not intend to pay cash dividends in the foreseeable future.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Northwest Pipe Company, the Russell 2000 Index, and a Peer Group

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2008	100.00	100.00	100.00
December 31, 2009	63.04	127.17	121.18
December 31, 2010	56.40	161.32	135.31
December 31, 2011	53.65	154.59	126.64
December 31, 2012	56.00	179.86	202.09
December 31, 2013	88.62	249.69	238.77

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2013 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five years and should be read in conjunction with Part II—Item 8, “Financial Statements and Supplementary Data,” and Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this 2013 Form 10-K.

The following selected consolidated financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements included in this 2013 Form 10-K.

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$475,556	$524,503	$511,668	$386,750	$278,654
Gross profit	52,459	56,198	59,138	29,688	6,684
Net income (loss)	(923)	16,244	12,660	(5,440)	(11,075)
Basic earnings (loss) per share	(0.10)	1.73	1.36	(0.59)	(1.20)
Diluted earnings (loss) per share	(0.10)	1.72	1.35	(0.59)	(1.20)

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$195,357	$167,392	$170,614	$152,810	$120,377
Total assets	433,459	422,422	413,373	414,883	378,114
Long-term debt and capital lease obligations, less current portion	94,241	63,069	86,418	101,491	61,384
Stockholders’ equity	261,850	259,432	240,267	226,292	230,951

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 2013 Form 10-K contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part 1—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2013 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial uses. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from six manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. We will also produce water transmission products from acquired Permalok facilities located in St. Louis, Missouri and Salt Lake City, Utah beginning in 2014. Our Water Transmission Group accounted for approximately 48% of net sales in 2013.

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

Our Tubular Products Group manufactures ERW steel pipe in three facilities: Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana. We produce a range of products used in several different markets. The Tubular Products Group makes pipe focused on the energy industry. We also produce pipe used in industrial, construction, and agricultural applications. Until June 1, 2011, we also made pipe for traffic signpost systems. Our Tubular Products Group generated approximately 52% of our net sales in 2013. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions.

Our Current Economic Environment

We are monitoring the current economic environment, and we believe there are growth opportunities based on key factors impacting demand for our products. The price per barrel of crude oil has steadily increased since 2009 and has traded at or slightly above $100 per barrel since 2011. Natural gas production remained at historically high levels during 2013 according to the United States Energy Information Administration. Of the active oil and natural gas rigs, approximately 20 percent of the rigs are drilling for natural gas and the other 80 percent are drilling for oil. Rig counts in the United States declined 12 percent from 2011 to 2012 but have held steady since the end of 2012. We believe drilling activity and the demand for energy pipe will remain at relatively strong levels. However, we face increased pressures from foreign product which will continue to put downward pricing pressure on our products within the markets we compete. We also face increased pressures due to recent domestic capacity expansions by our competitors. With regard to our Water Transmission Group, we operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near term, we expect strained governmental and water agency budgets will impact the Water Transmission Group. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions.

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

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period such losses are known.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing or other events. We believe the reported allowances at December 31, 2013 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions made by us, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. At December 31, 2013, the inventory balance of $110.4 million is reported net of lower of cost or market adjustments totaling $8.6 million. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

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

We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the asset group may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Estimates of future cash flows used in the recoverability test incorporate our own assumptions about the use of the asset group and shall consider all available evidence. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss. This analysis is performed prior to assessing goodwill for impairment.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets:

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Goodwill is recorded for the excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Contingent consideration is calculated and recorded at the date of the acquisition. During the measurement period, which does not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed as a result of information received regarding the valuation of assets and liabilities after the acquisition date, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicates goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Our reporting units are equivalent to our operating segments as the individual components meet the criteria for aggregation.

Fair value of goodwill is first evaluated under a qualitative approach which takes into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If this analysis determines that it is more likely than not that the fair value of goodwill is above its carrying value, no further analysis is required. Alternatively, we may choose to unconditionally bypass the qualitative analysis in favor of a two-step quantitative impairment test.

The first step of this analysis calculates fair value with consideration of the income and market approaches as applicable. The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The key assumptions in the discounted cash flow analysis are the long-term growth rate, the discount rate, and the annual free cash flow. The market approach is based upon forward-looking measures using multiples of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”). We utilize a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. We also utilize a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular operating segment. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of goodwill is calculated and compared to the carrying value. The difference between the implied fair value of goodwill and the carrying value is recorded as an impairment loss.

Goodwill related to the acquisition of Permalok of $5.3 million was quantitatively determined as part of the purchase price allocations as of December 30, 2013. Due to the limited time between the acquisition date and the annual impairment testing date, no additional procedures were deemed necessary.

Goodwill related to the Company’s Tubular Products Group of $20.5 million was evaluated using a quantitative impairment test described above. We concluded that the fair value of the Tubular Products Group is greater than its carrying amount at December 31 and no impairment was recorded.

If our assumptions about goodwill change as a result of events or circumstances, and management believes the assets may have declined in value, then impairment charges will be recorded, resulting in lower profits. The operations of the Tubular Products Group and the Water Transmission Group are cyclical and sales and profitability may fluctuate from year to year. In the evaluation of our operating segment, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

Stock-based Compensation:

We recognize the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award, and as forfeitures occur, the associated compensation cost recognized to date is reversed. Share-based compensation cost related to awards with a performance-based condition is recognized based on the probable outcome of the performance conditions, which requires judgment.

We estimate the fair value of stock options using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. We estimate the fair value of Restricted Stock Units (“RSUs”) and Performance Stock Awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

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

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Water transmission	$226,427	47.6%	$269,203	51.3%	$271,885	53.1%
Tubular products	249,129	52.4	255,300	48.7	239,783	46.9

Total net sales	475,556	100.0	524,503	100.0	511,668	100.0
Cost of sales	423,097	89.0	468,305	89.3	452,530	88.4

Gross profit	52,459	11.0	56,198	10.7	59,138	11.6
Selling, general and administrative expenses	24,210	5.1	28,638	5.4	26,315	5.2
Impairment of fixed assets	27,500	5.7	—	0.0	—	0.0

Operating income	749	0.2	27,560	5.3	32,823	6.4
Other expense	289	0.1	339	0.1	1,338	0.3
Interest income	(456)	(0.1)	(160)	(0.0)	(99)	(0.0)
Interest expense	3,965	0.8	5,616	1.1	9,306	1.7

Income (loss) before income taxes	(3,049)	(0.6)	21,765	4.1	22,278	4.4
Provision (benefit) for income taxes	(2,126)	(0.4)	5,521	1.1	9,618	1.9

Net income (loss)	$(923)	(0.2)%	$16,244	3.0%	$12,660	2.5%

Segment gross profit as a percentage of net sales:
Water transmission		20.7%		16.7%		15.9%
Tubular products		2.2		4.4		6.7

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales. Net sales decreased by $48.9 million to $475.6 million in 2013 from $524.5 million in 2012. One customer accounted for 12% of net sales in 2013. One customer also accounted for 12% of net sales in 2012.

Water Transmission sales decreased 15.9% to $226.4 million in 2013 from $269.2 million in 2012. The decrease in net sales was due to a 39.4% decrease in tons produced. The decrease in tons produced was impacted by continued weakness in municipal markets. This was partially offset by positive impacts due to the timing of production and mix of projects produced during the year, as well as a 21% increase in materials cost per ton including steel. Higher steel costs generally lead to higher contract values, and therefore higher net sales as contractors and municipalities are aware of the widely available steel costs and market conditions. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales decreased 2.4% to $249.1 million in 2013 from $255.3 million in 2012. The sales decrease was due to a 10% decrease in the average selling price per ton partially offset by a 9% increase in tons sold from 206,195 tons to 224,280 tons. The decrease in average selling price was due to a 6% decrease in steel cost per ton along with the downward pricing pressure from imported pipe. Increased imports of energy pipe, low natural gas prices, and volatility of steel prices have negatively impacted sales volumes and selling prices, particularly in energy pipe. Energy pipe represented 78% of tons sold in 2013 compared to 74% for the same period of 2012. The selling price for energy pipe decreased 12% in 2013 compared with the same period of 2012.

Gross profit. Gross profit decreased 6.7% to $52.5 million (11.0% of total net sales) in 2013 from $56.2 million (10.7% of total net sales) in 2012.

Water Transmission gross profit increased 4.2% to $47.0 million (20.7% of segment net sales) in 2013 from $45.1 million (16.7% of segment net sales) in 2012. The increase in gross profit was primarily due to the mix of projects partially offset by the decrease in production as discussed above. The increase in gross profit as a percentage of net sales was driven by a favorable project mix, including the production of the Lake Texoma project, the largest project in our history. The increase in gross profit was also the result of cost reduction initiatives which have reduced overhead costs and man hours per ton, as well as improvements in quality.

Tubular Products gross profit decreased 50.7% to $5.5 million (2.2% of segment net sales) in 2013 from $11.1 million (4.4% of segment net sales) in 2012. The decrease in gross profit was primarily the result of the decrease in sales discussed above as well as a $4.9 million lower of cost or market inventory adjustment recorded during 2013. This was partially offset by a 3% decrease in materials cost per ton during 2013. The decrease in materials cost per ton for Tubular Products as compared with the increase in materials cost per ton for Water Transmission was due to timing of purchases. The decrease in gross profit was partially offset by cost reduction initiatives successfully implemented at our Atchison facility.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 15.5%, to $24.2 million (5.1% of net sales) in 2013 from $28.6 million (5.4% of net sales) in 2012. The decrease of $4.4 million as compared to the prior year was due to a $1.0 million decrease in professional fees and outside services primarily due to a reduction in audit related fees, a $0.8 million decrease in administrative and other miscellaneous expenses, a $0.6 million decrease in wages and benefits, a $0.5 million decrease in travel and entertainment, a $0.4 million decrease in recruiting expense, a $0.4 million decrease in bonus expense, and a $0.2 million decrease in stock based compensation expense.

Impairment of fixed assets. Impairment of fixed assets was $27.5 million in 2013. There was no fixed asset impairment in 2012. In conjunction with the preparation of the financial statements for the year ended December 31, 2013, we determined that an impairment triggering event had occurred for the assets located at our Bossier City, Louisiana facility due to increased competition in the OCTG market and pricing and volume pressures from imported pipe. We performed a fixed asset impairment test which resulted in our recording of $27.5 million in impairment charges during 2013. See Note 4, “Property and Equipment” for further discussion of property and equipment impairment.

Income taxes. Our effective tax benefit rate was 69.7% in 2013 and our effective tax provision rate was 25.4% in 2012. During 2013, we performed a research and development tax credit study. We recorded a net tax benefit of $0.9 million resulting from this study. Our effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not necessarily meaningful in all situations.

Interest expense. Interest expense decreased to $4.0 million in 2013 from $5.6 million in 2012. Lower average interest rates and a decrease in amortization expense of deferred financing costs following the refinancing of our Credit Agreement during the fourth quarter of 2012 resulted in decreased interest expense in 2013 compared to 2012. This was partially offset by higher borrowings in 2013 compared to 2012

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

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

Income taxes. Our effective tax provision rates were 25.4% and 43.2% in 2012 and 2011, respectively. During the third quarter of 2012, we performed a research and development tax credit study for fiscal years 2010 through 2011. We recorded a net tax benefit of $1.8 million resulting from this study in the third quarter of 2012 which reduced our effective rate for 2012 below our federal statutory rate of 35%.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our Credit Agreement. From time to time our long term capital needs may be met through the issuance of long term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2013 is presented in our Consolidated Statements of Cash Flows contained in this 2013 Form 10-K, and is further discussed below.

As of December 31, 2013, our working capital (current assets minus current liabilities) was $195.4 million as compared to $167.4 million as of December 31, 2012. Cash and cash equivalents totaled $588,000 as of December 31, 2013 and $46,000 as of December 31, 2012.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2013 was $20.1 million. This was primarily the result of net loss, adjusted by depreciation of $13.3 million and fixed asset impairment charges of $27.5 million, as well as fluctuations in our working capital accounts, including decreases in our costs and estimated earnings in excess of billings of $19.7 million and decreases in our inventories of $8.3 million, which were partially offset by increases in our accounts receivable of $24.2 million and decreases in our accrued liabilities of $15.2 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in 2013 was $48.3 million, primarily related to capital expenditures of $28.5 million for previously disclosed strategic investment projects, $15.7 million for the acquisition of Permalok, and funds disbursed under a notes receivable arrangement of $5.7 million. Previously disclosed strategic investment projects include the installation of an additional horizontal accumulator and hydrotester, and the replacement of the existing front end of the 16 inch mill at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity. Expenditures for these strategic investments during 2013 included $7.1 million for the replacement of the existing front end of the 16 inch mill and $1.7 million for a new hydrotester at our Atchison plant, and $9.2 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million. Capital expenditures in 2014 are expected to be approximately $16 million to $20 million for standard capital replacement, safety improvements, and completion of the installation of an additional horizontal accumulator and hydrotester at our Atchison plant.

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

Net Cash (Used in) Provided by Financing Activities

Net cash provided by financing activities in 2013 was $28.7 million, which resulted primarily from net borrowings of $40.4 million under our Credit Agreement, offset by long term debt and capital lease payments of $11.0 million.

Net cash used in financing activities in 2012 was $25.3 million, which resulted primarily from net payments of $14.5 million under our Credit Agreement and long term debt and capital lease payments of $9.1 million.

Net cash used in financing activities in 2011 was $13.1 million, which resulted primarily from net payments of $6.0 million under our Credit Agreement and long term debt and net capital lease payments of $7.1 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under our Credit Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. We also expect to continue to rely on cash generated from operations or funds available from our line of credit to make required principal payments on our long-term debt during 2014. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

We had the following significant components of debt at December 31, 2013: a $165.0 million Credit Agreement, under which $87.9 million was outstanding; $2.1 million of a Series A Term Note, $1.5 million of a Series B Term Note, $1.4 million of a Series C Term Note, and $1.3 million of a Series D Term Note.

The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. At December 31, 2013 we had $69.8 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. The Credit Agreement bears interest at a weighted average rate of 2.69% at December 31, 2013. We were able to borrow at LIBOR plus 2.0% under the Credit Agreement at December 31, 2013. At December 31, 2012, we had $47.5 million outstanding under the Credit Agreement bearing interest at a weighted average rate of 2.31%.

The Series A Term Note in the principal amount of $2.1 million matured and was paid in full on February 25, 2014. The Series B Term Note in the principal amount of $1.5 million matures on June 21, 2014 and requires annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21, June 21, September 21 and December 21. The Series C Term Note in the principal amount of $1.4 million matures on October 26, 2014 and requires annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Note in the principal amount of $1.3 million matures on January 24, 2015 and requires annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series A Term Note, the Series B Term Note, the Series C Term Note, and the Series D Term Note (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $7.9 million in capital lease obligations outstanding at December 31, 2013. The weighted average interest rate on all of our capital leases is 7.04%. Our capital leases are for certain equipment used in the manufacturing process. Approximately $5.4 million of our capital leases outstanding as of December 31, 2013 represents an agreement entered into as of September 2009 to finance certain equipment used in the manufacturing process at the our Bossier City, Louisiana facility (the “Financing Arrangement”). As part of the Financing Arrangement, an escrow account was provided for the Company by a local government entity through a financial institution and funds were released for qualifying purchase requisitions. As qualifying equipment was purchased for the facility, we entered into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. The Financing Arrangement requires us to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by our Credit Agreement.

The Credit Agreement, the Term Notes and the Financing Arrangement and certain lease agreements place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, Term Notes, and the Financing Arrangement and certain lease agreements require us to be in compliance with certain financial covenants. The results of our financial covenants as of December 31, 2013 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of December 31, 2013 is 2.09:1.0.

•	The Consolidated Tangible Net Worth must be greater than $210.3 million. Our tangible net worth as of December 31, 2013 is $232.1 million.

•	The Consolidated Fixed Charge Coverage ratio must not be less than 1.25:1.0. Our ratio as of December 31, 2013 is 1.93:1.0.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our covenants in 2014.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2013 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit Agreement (1)	$87,919	$87,919	$—	$—	$—
The Term Notes	6,357	5,714	643	—	—
Capital leases	7,895	2,216	4,398	1,281	—
Operating leases	10,746	2,733	4,726	2,534	753
Contingent consideration	4,425	—	2,930	1,495	—
Interest payments (2)	1,310	817	459	34	—

Total obligations	$118,652	$99,399	$13,156	$5,344	$753

1)	The Credit Agreement is classified as long-term within the Consolidated Balance Sheet as the Credit Agreement will expire on October 24, 2017. All outstanding borrowings under the Credit Agreement will be paid within one year.
2)	These amounts represent estimated future interest payments related to our debt obligations, excluding the Credit Agreement.
3)	Excludes liabilities associated with our non-qualified retirement savings plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2013, liabilities associated with our non-qualified retirement savings plan are $6.0 million and are recorded in pension and other long term liabilities within the Consolidated Balance Sheets.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $6.2 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 15 in Part II—Item 8, “Financial Statements and Supplementary Data” of the Consolidated Financial Statements.

We also have entered into stand-by letters of credit that total approximately $3.1 million as of December 31, 2013. The stand-by letters of credit relate to financing arrangements and workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

The Company adopted the following new accounting pronouncements during the year end December 31, 2013:

•	ASU No. 2011-11, “Balance Sheet: Disclosures about Offsetting Assets and Liabilities”, including clarifications released in ASU No. 2013-01, “Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”.

•	ASU No. 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”.

•	ASU No. 2013-10, “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”.

The Company adopted the following new accounting pronouncements on January 1, 2014:

•	ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Steel comprises approximately 25% to 35% of Water Transmission project costs. As steel represents a substantial portion of our cost of sales, we generally place orders for steel as soon as possible after a project is awarded. Most projects are awarded within thirty to ninety days of the bid date, and thus we are subject to some market fluctuations involving steel. In order to minimize our risk exposure to steel volatility, we typically submit bids based on general assumptions of the price of steel when we would receive a purchase order or contract. In addition, we typically order steel at the beginning of the project in order to minimize our exposure to fluctuations in steel prices.

By contrast, steel comprises approximately 75% to 85% of total product costs for Tubular Products. Historically, we have been able to adjust our selling prices to reflect fluctuations in our cost of steel; however, we are exposed to volatile steel prices in those instances in which we carry steel inventory that is not already assigned to sales orders. To minimize this risk, we monitor steel inventory and purchasing actions. If steel costs were to decline after December 31, 2013, our Tubular Products division would have less than one month of steel inventory exposed to the risk of declining gross margins.

Interest Rate Risk

Our debt at December 31, 2013 bears interest at both fixed and variable rates. At December 31, 2013, approximately $87.9 million of our debt accrues interest at a variable rate as compared to $47.5 million at December 31, 2012. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis point change in interest rates would not have a material impact on our interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. As of December 31, 2013, the total notional amount of these derivative contracts was $3.9 million (CAD$4.1 million), of which we applied hedge accounting to $3.8 million (CAD$4.1 million). At December 31, 2013, one of our contracts with a notional value of $3.8 million (CAD$4.1 million) had a remaining maturity of 13 months. As of December 31, 2012, the total notional amount of our derivative contracts was $12.4 million (CAD$12.3 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2013 or 2012 net sales.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included on pages F-1 to F-30 at the end of this 2013 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 18 of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2013 Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

For the purposes of conducting its 2013 evaluation of the effectiveness of the Company’s internal control over financial reporting, management has excluded the acquisition of Permalok, completed on December 30, 2013, whose financial statements constitute 5% and 0%, respectively, of total assets and total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Refer to Part II—Note 1, “Summary of Significant Accounting Policies” of this 2013 Form 10-K for further discussion of the acquisition and the impact on the Company’s Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(A) Beneficial Ownership Reporting Compliance.

Name	Age	Current Position with Company
Scott Montross	49	Director, President and Chief Executive Officer
Robin Gantt	42	Senior Vice President and Chief Financial Officer
Richard Baum	57	Senior Vice President, General Counsel and Corporate Secretary
Martin Dana	48	Executive Vice President, Tubular Products
Winsor J.E. Jenkins	66	Vice President, Human Resources
Robert L. Mahoney	52	Senior Vice President, Strategy and Business Development
William Smith	58	Executive Vice President, Water Transmission
Gary A. Stokes	61	Senior Vice President of Sales and Marketing, Water Transmission
Gary R. Stone	56	Vice President, Quality Assurance

Scott Montross has served as our Director, President and CEO since January 1, 2013. Mr. Montross joined the Company in May, 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 23 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for Evraz Inc. NA’s Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of Evraz, Inc. NA from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2006, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Robin Gantt has served as our Senior Vice President and CFO since January 2011 having joined the company in July 2010. Ms. Gantt served as the CFO and Treasurer of Evraz Inc. NA from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became Evraz Inc. NA after its acquisition by Evraz Group SA in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed Controller in 2005.

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

Martin Dana has served as our Executive Vice President, Tubular Products Group since August 2013. He has served as our Vice President of Operations for Tubular Products since January 2012 and our Vice President of Sales and Marketing for the Water Transmission Group since January 2008. He has served in other management and Vice President level positions since joining the Company in 1999. Prior to joining the Company, Mr. Dana held positions at Oregon Steel Mills.

Winsor J.E. Jenkins has served as our Vice President, Human Resources since June 2007. He had served as Corporate Director, Human Resources since March 1998 when he joined the Company. Mr. Jenkins will retire from the Company in April 2014.

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

William Smith has served as our Executive Vice President, Water Transmission Group since August 2013. He has served as our Vice President of Operations for Water Transmission since July 2010. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron, holding several key positions including President, Water Transmission. A 37-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe and LB Foster.

Gary A. Stokes has served as our Senior Vice President of Sales and Marketing, responsible for the Water Transmission Group since January 2012. He had served as the Senior Vice President, Water Transmission Group, since January 2008, as Senior Vice President, Sales and Marketing since July 2001, and as Vice President, Sales and Marketing since 1993. Mr. Stokes has been with the Company since 1987. Mr. Stokes will retire from the Company in April 2014.

Gary R. Stone has served as our Vice President, Quality Assurance since June 2007. He had served as Corporate Director, Quality Assurance since 2001. Mr. Stone has been with the Company since 1991.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2013 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions Nominating and Governance Committee; Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2013, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	297,087	$25.44	720,301
Equity compensation plans not approved by security holders (3)	—	—	—

Total	297,087	$25.44	720,301

(1)	Consists of our 2007 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors. Approximately 196,000 Performance Stock Awards (“PSAs”) have been included at a target level. The vesting of these awards is subject to the achievement of specific performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.
(2)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock units and PSAs, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2014 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

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

(a) (3) Exhibits included herein:

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.3	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.4	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.5	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.6	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.7	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

Exhibit Number	Description

10.8	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.9	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.10	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.11	Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.12	Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.13	Separation Agreement and Release, dated January 20, 2011, between Northwest Pipe Company and Stephanie J. Welty, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011*

10.14	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.15	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.16	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of July 6, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on April 27, 2012

10.17	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.18	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.19	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

Exhibit Number	Description

10.20	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.21	Amended and Restated Credit Agreement dated October 24, 2012, by and among Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association and Bank of the West, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.22	Third Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 24, 2012 by and between Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association, Bank of the West, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.23	Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012

10.24	Ninth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.25	Northwest Pipe Company 2013 Salaried Employee Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2013

10.26	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.27	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.28	Change in Control Agreement between Northwest Pipe Company and William Smith dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013

10.29	Change in Control Agreement between Northwest Pipe Company and Martin Dana dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013

10.30	Northwest Pipe Company 2014 Short Term Incentive Plan dated as of February 28, 2014, filed herewith

16	Letter re change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A dated August 20, 2012, as filed with the Securities and Exchange Commission on September 5, 2012

21.1	Subsidiaries of the Registrant, filed herewith

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

23.2	Consent of Deloitte & Touche LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2013 and 2012 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Permalok Corporation from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination on December 30, 2013. We have also excluded Permalok Corporation from our audit of internal control over financial reporting. Permalok Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 5% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Pipe Company

Vancouver, Washington

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Northwest Pipe Company and subsidiaries (the “Company”) for the year ended December 31, 2011. Our audit also included the financial statement schedule for the year ended December 31, 2011 listed in the Table of Contents at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Northwest Pipe Company and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Portland, Oregon

April 27, 2012 (March 18, 2013 as to the presentation of a separate consolidated statement of comprehensive income for 2011)

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$475,556	$524,503	$511,668
Cost of sales	423,097	468,305	452,530

Gross profit	52,459	56,198	59,138
Selling, general and administrative expense	24,210	28,638	26,315
Impairment of fixed assets	27,500	—	—

Operating income	749	27,560	32,823
Other expense	289	339	1,338
Interest income	(456)	(160)	(99)
Interest expense	3,965	5,616	9,306

Income (loss) before income taxes	(3,049)	21,765	22,278
Provision for (benefit from) income taxes	(2,126)	5,521	9,618

Net income (loss)	$(923)	$16,244	$12,660

Basic earnings (loss) per share	$(0.10)	$1.73	$1.36

Diluted earnings (loss) per share	$(0.10)	$1.72	$1.35

Shares used in per share calculations:
Basic	9,445	9,377	9,333

Diluted	9,445	9,445	9,384

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(923)	$16,244	$12,660
Other comprehensive income (loss):
Pension liability adjustment, net of tax	913	138	(667)
Deferred gain (loss) on cash flow derivatives, net of tax	99	(99)	211

Other comprehensive income (loss)	1,012	39	(456)

Comprehensive income	$89	$16,283	$12,204

The accompanying notes are an integral part of these consolidated financial statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$588	$46
Trade and other receivables, less allowance for doubtful accounts of $685 and $1,748	72,470	41,498
Costs and estimated earnings in excess of billings on uncompleted contracts	50,468	73,314
Inventories	110,392	113,545
Refundable income taxes	1,073	—
Deferred income taxes	6,208	5,177
Prepaid expenses and other	2,381	2,558

Total current assets	243,580	236,138
Property and equipment, net	143,061	152,545
Goodwill	25,760	20,478
Other assets	21,058	13,261

Total assets	$433,459	$422,422

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,714	$5,714
Current portion of capital lease obligations	2,216	3,295
Accounts payable	21,731	21,042
Accrued liabilities	10,302	23,424
Deferred revenue	4,892	8,793
Billings in excess of costs and estimated earnings on uncompleted contracts	3,368	6,478

Total current liabilities	48,223	68,746
Note payable to financial institution	87,919	47,533
Long-term debt, less current portion	643	6,357
Capital lease obligations, less current portion	5,679	9,179
Deferred income taxes	11,842	15,254
Pension and other long-term liabilities	17,303	15,921

Total liabilities	171,609	162,990
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,449,299 and 9,382,994 shares issued and outstanding	94	94
Additional paid-in-capital	114,559	112,230
Retained earnings	148,458	149,381
Accumulated other comprehensive loss	(1,261)	(2,273)

Total stockholders’ equity	261,850	259,432

Total liabilities and stockholders’ equity	$433,459	$422,422

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	9,298,156	$93	$107,578	$120,477	$(1,856)	$226,292
Net income	—	—	—	12,660	—	12,660
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax expense of $130	—	—	—	—	211	211
Pension liability adjustment, net of tax benefit of $409	—	—	—	—	(667)	(667)
Issuance of common stock under stock compensation plans	55,045	1	66	—	—	67
Tax benefit from stock compensation plans	—	—	243	—	—	243
Stock-based compensation expense	—	—	1,461	—	—	1,461

Balances, December 31, 2011	9,353,201	94	109,348	133,137	(2,312)	240,267
Net income	—	—	—	16,244	—	16,244
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $94	—	—	—	—	(99)	(99)
Pension liability adjustment, net of tax expense of $50	—	—	—	—	138	138
Issuance of common stock under stock compensation plans	29,793	—	(175)	—	—	(175)
Tax benefit from stock compensation plans	—	—	9	—	—	9
Stock-based compensation expense	—	—	3,048	—	—	3,048

Balances, December 31, 2012	9,382,994	94	112,230	149,381	(2,273)	259,432
Net loss	—	—	—	(923)	—	(923)
Other comprehensive income:
Foreign currency cash flow hedge, net of tax expense of $59	—	—	—	—	99	99
Pension liability adjustment, net of tax expense of $540	—	—	—	—	913	913
Issuance of common stock under stock compensation plans	66,305	—	(730)	—	—	(730)
Tax deficiency from stock compensation plans	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	3,060	—	—	3,060

Balances, December 31, 2013	9,449,299	$94	$114,559	$148,458	$(1,261)	$261,850

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(923)	$16,244	$12,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,299	16,267	14,471
Impairment of fixed assets	27,500	—	—
Amortization of intangible assets	—	—	50
Allowance on notes receivable	—	—	4,071
Provision for doubtful accounts	(1,063)	98	(501)
Equity in earnings of unconsolidated subsidiary	—	—	394
Amortization of debt issuance costs	634	1,318	2,042
Loss on impairment	250	—	—
Deferred income taxes	(7,994)	(4,120)	5,908
Loss on disposal of property and equipment	256	998	397
Gain on sale of business	—	—	(2,887)
Stock-based compensation expense	3,060	3,048	1,461
Tax (deficiency) benefit from stock compensation plans	(1)	9	243
Unrealized loss (gain) on foreign currency forward contracts	(195)	207	(327)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities
Trade and other receivables	(24,212)	28,298	(5,713)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	19,736	(36,621)	510
Inventories	8,261	(5,582)	(29,794)
Refundable income taxes	(1,073)	—	15,099
Prepaid expenses and other	307	5,480	(5,297)
Accounts payable	1,374	(310)	(8,920)
Deferred revenue	(3,901)	7,764	1,029
Accrued and other liabilities	(15,226)	11,392	7,379

Net cash provided by operating activities	20,089	44,490	12,275

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,689)	—	—
Additions to property and equipment	(28,447)	(16,789)	(16,333)
Proceeds from sale of business	—	—	13,727
Proceeds from sale of property and equipment	1,711	1,072	96
Issuance of notes receivable	(5,700)	(1,000)	—
Restricted cash	—	(2,640)	2,640
Other investing activities	(126)	60	800

Net cash (used in) provided by investing activities	(48,251)	(19,297)	930

Cash flows from financing activities:
Proceeds from sale of common stock	72	37	147
Tax withholdings related to net share settlements of restricted share awards and performance shares	(802)	(212)	(80)
Payments on long-term debt	(5,714)	(5,714)	(5,714)
Borrowings under note payable to financial institutions	220,721	119,000	132,050
Payments on note payable to financial institutions	(180,334)	(133,468)	(138,050)
Payments of debt issuance costs	—	(1,599)	—
Borrowings from capital lease obligations	—	—	1,829
Payments on capital lease obligations	(5,239)	(3,373)	(3,256)

Net cash provided by (used in) financing activities	28,704	(25,329)	(13,074)

Change in cash and cash equivalents	542	(136)	131
Cash and cash equivalents, beginning of period	46	182	51

Cash and cash equivalents, end of period	$588	$46	$182

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$3,277	$4,353	$7,220
Cash paid (refunded) during the period for income taxes (net of (refunds) payments of ($311), ($1,834), and $2,292)	9,592	5,007	(12,960)
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$—	$898	$897
Accrued property and equipment purchases	1,656	2,777	1,673
Capital lease additions	—	142	—

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company operates in two business segments, Water Transmission and Tubular Products. On December 30, 2013 the Company acquired Permalok Corporation (“Permalok”) which is included in the Water Transmission business segment. The Company has Water Transmission manufacturing facilities in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas and Monterrey, Mexico. With the acquisition of Permalok, the Company added manufacturing facilities in St. Louis, Missouri, and Salt Lake City, Utah. Tubular Products manufacturing facilities are located in Atchison, Kansas; Houston, Texas; and Bossier City, Louisiana.

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

Lucid Energy Inc. (“Lucid Energy”), over which the Company exercises significant influence but does not control, is accounted for under the cost method of accounting. Lucid Energy is a clean energy company based in Portland, Oregon. The carrying value of our investment is $0 at December 31, 2013 and 2012 due to a history of net losses by Lucid Energy.

Business Combinations and Acquisitions

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Contingent consideration is calculated and recorded at the date of the acquisition. During the measurement period, which does not exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed as a result of information received regarding the valuation of assets and liabilities after the acquisition date, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

On December 30, 2013 the Company acquired 100% of the outstanding shares of capital stock of Permalok Corporation, a fabricator of steel piping utilizing the Permalok interlocking pipe joining system. Permalok’s rolled and welded steel pipe products provide an alternate joint solution which complements and expands the Company’s product offerings in the Water Transmission segment. Total consideration (net of cash received) of

$15.7 million was paid to the owners of the business, resulting in the recording of $5.3 million of goodwill, none of which is expected to be deductible for tax purposes. The goodwill recorded is attributed to synergies expected from integrating operations of Permalok with the rest of the Company’s Water Transmission business. The goodwill is included within the Water Transmission Group for purposes of segment reporting. Contingent consideration of $4.4 million was recorded in other long-term liabilities as of December 31, 2013, which represents the probability weighted contingent payment as a percentage of high, mid, and low revenue projections for the following three fiscal years. Contingent consideration at the acquisition date was estimated to be between $0.3 million and $5.2 million.

Pro forma results of operations related to our acquisitions during the year ended December 31, 2013 have not been presented because they are not material to our Consolidated Statements of Operations, either individually or in the aggregate.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a book overdraft). If this occurs, the amount of the book overdraft will be reclassified to Accounts Payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statements of Cash Flows. The Company did not have a book overdraft at December 31, 2013 or 2012.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the balance sheet net of any doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2013 and 2012 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Customer Prepayments

Contractual terms may require prepayment of a portion of a contract value in advance of completing the work. Advanced deposits are recorded in accrued liabilities and are offset by invoices as work is performed on the contract. There were no advanced deposits at December 31, 2013. Advanced deposits totaled $9.4 million at December 31, 2012.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost, either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15 – 30 years); Buildings (20 – 40 years); Machinery and equipment (3 – 30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

The Company assesses impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the asset or asset group(s) may not be recoverable. The asset group is the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets or liabilities. The recoverable value of long-lived asset group is determined by estimating future undiscounted cash flows using assumptions about the expected future operating performance of the Company.

In conjunction with the preparation of the financial statements for the year ended December 31, 2013, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the assets located at its Bossier City, Louisiana facility. See Note 4, “Property and Equipment” for further discussion of the property and equipment impairment recorded during 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the assigned fair values of the net assets in connection with an acquisition. Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicates goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Our reporting units are equivalent to our operating segments as the individual components meet the criteria for aggregation.

Intangible assets consist primarily of customer relationships, patents, and trade names and trademarks recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 3 to 15 years.

See Note 5, “Goodwill and Intangible Assets” for further discussion of the Company’s Goodwill and Intangible Asset balances.

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

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period such losses are known.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. For further information, refer to Note 16, “Accumulated Other Comprehensive Loss”.

Earnings (Loss) per Share

Earnings (loss) per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31 (in thousands, except per share data):

	2013	2012	2011
Net income (loss) (in thousands)	$(923)	$16,244	$12,660

Basic weighted-average common shares outstanding	9,445	9,377	9,333
Effect of potentially dilutive common shares (1)	—	68	51

Diluted weighted-average common shares outstanding	9,445	9,445	9,384

Earnings (loss) per common share:
Earnings (loss) per basic common share	$(0.10)	$1.73	$1.36
Earnings (loss) per diluted common share	(0.10)	1.72	1.35
Antidilutive shares excluded from net earnings per diluted common share calculation	93	92	58

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts, the escrow account and non-qualified retirement savings plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2013, two customers had a balance in excess of 10% of total accounts receivable. At December 31, 2012, no customer had a balance in excess of 10% of total accounts receivable. Derivative contracts are with a financial institution rated A-1 by S&P. The Company’s non-qualified retirement savings plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

In July 2013, the FASB issued ASU 2013-10, which allowed for the use of the Fed Funds Effective Swap rate (or Overnight Index Swap rate) as a benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operation.

Recent Accounting Standards

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

	December 31,
	2013	2012
	(in thousands)
Costs incurred on uncompleted contracts	$182,709	$211,801
Estimated earnings	37,438	32,480

	220,147	244,281
Less billings to date	(173,047)	(177,445)

	$47,100	$66,836

Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$50,468	$73,314
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,368)	(6,478)

	$47,100	$66,836

3.	INVENTORIES:

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,
	2013	2012
Short-term inventories:
Raw materials	$52,598	$56,913
Work-in-process	4,902	10,157
Finished goods	49,351	43,374
Supplies	3,541	3,101

	110,392	113,545
Long-term inventories:
Finished goods	1,249	1,608

Total inventories	$111,641	$115,153

Long-term inventories are recorded in other assets.

4.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$24,240	$23,651
Buildings	42,763	39,834
Machinery and equipment	136,581	155,276
Equipment under capital lease	14,196	21,452
Construction in progress	14,115	9,906

	231,895	250,119
Less accumulated depreciation and amortization	(88,834)	(97,574)

Property and equipment, net	$143,061	$152,545

Depreciation and amortization expense was $13.3 million, $16.3 million, and $14.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Accumulated amortization associated with property and equipment under capital leases was $4.9 million and $8.6 million at December 31, 2013 and 2012, respectively.

In conjunction with the preparation of the financial statements for the year ended December 31, 2013, the Company determined that an impairment triggering event had occurred for the assets located at its Bossier City, Louisiana facility due to increased competition in the OCTG market and pricing and volume pressures from imported pipe. Further, the Company had previously announced that it was exploring strategic alternatives for its OCTG business. This facility is included within the Tubular Products Group. The Company performed a recoverability test in which the carrying value of the asset group was compared against the probability weighted undiscounted future cash flows of various future scenarios using Company-specific assumptions. The analysis determined the carrying value of the assets was not recoverable as the undiscounted cash flows were less than the carrying value of the asset group. The Company then compared the carrying value to the fair market value of the asset group. Management determined fair value using third-party appraisals which were based on observed comparable sales transactions or similar assets including asset specific adjustments. This analysis resulted in an impairment charge of $27.5 million which was recorded in operating expenses.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. Goodwill assigned to the Company’s Water Transmission and Tubular Products groups is as follows (in thousands):

	Water Transmission	Tubular Products	Total
Goodwill balance, December 31, 2011	$—	$20,478	$20,478

Goodwill balance, December 31, 2012	—	20,478	20,478

Additions	5,282	—	5,282

Goodwill balance, December 31, 2013	$5,282	$20,478	$25,760

No accumulated impairment charges are included within the Goodwill balance at December 31, 2013 or December 31, 2012.

Goodwill related to the acquisition of Permalok of $5.3 million was quantitatively determined as part of the purchase price allocation as of December 30, 2013. Due to the limited time between the acquisition date and the annual impairment testing date, no additional procedures were deemed necessary.

Goodwill related to the Company’s Tubular Products Group of $20.5 million was quantitatively evaluated with consideration of the income and market approaches as applicable. The income approach is based upon projected future after-tax cash flows (less capital expenditures) discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The key assumptions in the discounted cash flow analysis are the long-term growth rate, the discount rate, and the annual free cash flow. The market approach is based upon historical measures using EBITDA. The Company utilizes a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. The Company also utilizes a sensitivity analysis to determine the impact of changes in discount rates and cash flow forecasts on the valuation of the Tubular operating segment. The analysis performed concluded that it was more likely than not that the fair value of the Tubular Products Group is greater than its carrying value as of December 31, 2013.

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

Intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Amortization Period (in years)
Customer relationships	$1,378	$—	$1,378	10.0
Patents	1,162	—	1,162	5.0
Trade names and trademarks	1,132	—	1,132	15.0
Other (1)	295	—	295	4.5

Total	$3,967	$—	$3,967	9.6

(1)	Other intangibles consist of favorable lease contracts and non-compete agreements

The residual value of each class of intangible asset is not material. No amortization expense was recorded in 2013 due to the timing of the acquisition of the intangible assets. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2014	$513
2015	513
2016	513
2017	504
2018	481
Thereafter	1,443

$3,967

6.	NOTE PAYABLE TO FINANCIAL INSTITUTION:

At December 31, 2013, the Company had a $165 million Credit Agreement, under which $87.9 million was outstanding. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Company was able to borrow at LIBOR plus 2.0% at December 31, 2013. At December 31, 2013 the Company had $69.8 million available under the Credit Agreement while remaining in compliance with the Company’s financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.69% at December 31, 2013.

At December 31, 2012, $47.5 million was outstanding under the Credit Agreement. The Company was able to borrow at LIBOR plus 2.0% at December 31, 2012. At December 31, 2012 the Company had $90.8 million available under the Credit Agreement while remaining in compliance with the Company’s financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.31% at December 31, 2012.

7.	LONG-TERM DEBT:

	December 31,
	2013	2012
	(in thousands)
Series A Term Note, maturing on February 25, 2014, due in annual payments of $2.1 million that began February 25, 2008, plus interest at 10.50% paid quarterly, on February 25, May 25, August 25 and November 25, collateralized by accounts receivable, inventory and certain equipment	$2,143	$4,286
Series B Term Note, maturing on June 21, 2014, due in annual payments of $1.5 million that began June 21, 2008, plus interest at 10.22% paid quarterly, on March 21, June 21, September 21 and December 21, collateralized by accounts receivable, inventory and certain equipment	1,500	3,000
Series C Term Note, maturing on October 26, 2014, due in annual payments of $1.4 million that began October 26, 2008, plus interest at 9.11% paid quarterly, on January 26, April 26, July 26 and October 26, collateralized by accounts receivable, inventory and certain equipment	1,429	2,857
Series D Term Note, maturing on January 24, 2015, due in annual payments of $643,000 that began January 24, 2009, plus interest at 9.07% paid quarterly, on January 24, April 24, July 24 and October 24, collateralized by accounts receivable, inventory and certain equipment	1,285	1,928

Total long-term debt	$6,357	$12,071

Amounts are presented in the Consolidated Balance Sheets as follows:
Current portion of long-term debt	$5,714	$5,714
Long-term debt, less current portion	643	6,357

	$6,357	$12,071

Future principal payments of long-term debt are as follows (in thousands):

2014	$5,714
2015	643
2016	—
2017	—
2018	—
Thereafter	—

$6,357

Interest expense under the Company’s Credit Agreement and Term Notes was $4.0 million, net of amounts capitalized of $0.4 million in 2013, $5.6 million, net of amounts capitalized of $0.2 million in 2012, and $9.3 million, net of amounts capitalized of $0.2 million in 2011.

8.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum payments under the Company’s capital leases are as follows (in thousands):

2014	$2,697
2015	2,697
2016	2,145
2017	1,315
2018	—
Thereafter	—

Total minimum lease payments	8,854
Amount representing interest	(958)

Present value of minimum lease payments with average interest rates of 7.04%	7,895
Current portion of capital lease obligation	2,216

Capital lease obligation, less current portion	$5,679

We had a total of $7.9 million in capital lease obligations outstanding at December 31, 2013. The weighted average interest rate on all of the Company’s capital leases is 7.04%. The Company’s capital leases are for certain equipment used in the manufacturing process. Of the total capital lease balance, $5.4 million of the Company’s capital leases outstanding as of December 31, 2013 consists of a Financing Arrangement entered into as of September 2009 to finance certain equipment used in the manufacturing process at the Company’s Bossier City, Louisiana facility. As part of the Financing Arrangement, an escrow account was provided for the Company by a local government entity through a financial institution and funds were released for qualifying purchase requisitions. As qualifying equipment was purchased for the facility, the Company entered into a sale-leaseback transaction with the governmental entity as part of the Financing Arrangement. The Financing Arrangement requires the Company to meet certain loan covenants, measured at the end of each fiscal quarter. These loan covenants follow the covenants required by the Company’s Credit Agreement.

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense for 2013, 2012, and 2011 was $3.1 million, $3.2 million, and $3.3 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. Future minimum payments as of December 31, 2013 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2014	$2,733
2015	2,501
2016	2,225
2017	1,846
2018	688
Thereafter	753

$10,746

9.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2013	Level 1	Level 2	Level 3
Description
Financial Assets
Non – qualified retirement savings plan assets	$6,000	$4,944	$1,056	$—
Derivatives	1	—	1	—

Total Assets	$6,001	$4,944	$1,057	$—

Financial Liabilities
Contingent consideration	$(4,425)	$—	$—	$(4,425)
Derivatives	(1)	—	(1)	—

Total Liabilities	$(4,426)	$—	$(1)	$(4,425)

	Balance at December 31, 2012	Level 1	Level 2	Level 3
Description
Financial Assets
Escrow account	$898	$898	$—	$—
Non – qualified retirement savings plan assets	5,280	5,280	—	—

Total Assets	$6,178	$6,178	$—	$—

Financial Liabilities
Derivatives	$(353)	$—	$(353)	$—

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy, as well as securities that are not actively traded on major exchanges, valued using the NAV of the underlying investments classified as Level 2 within the fair value hierarchy. The Company’s derivatives consist of foreign currency forward contracts, which are accounted for as cash flow hedges, and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. The escrow account at December 31, 2012 consisted of a money market mutual fund and was valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy.

The contingent consideration liability represents the probability weighted contingent payment as a percentage of high, mid, and low revenue projections for the following three fiscal years. Our fair value estimate of this liability was $4.4 million on the acquisition date of Permalok. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. The discount rate used in the analysis was 5.3%. Changes in the fair value of the contingent consideration payment will be reflected in earnings during the period which the change in the estimated fair value is calculated.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long term debt. The fair value of the Company’s debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions all of which are classified as Level 2 inputs within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $6.3 and the carrying value was $6.4 million at December 31, 2013. The fair value of the Company’s long-term debt, including the current portion, was $11.5 million and the carrying value was $12.1 million at December 31, 2012.

Financial Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company measures its financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs and the valuations requiring management judgment. During 2013, there were $0.3 million of impairment charges recorded on investments. The impairment charges were included in other expense in the Consolidated Statement of Operations. During 2012, there were no impairment charges taken.

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of December 31, 2013 and 2012, the total notional amount of the derivative contracts not designated as hedges was $0.1 million (CAD$0.1 million) and $2.7 million (CAD$2.6 million), respectively. As of December 31, 2013 and 2012, the total notional amount of the derivative contracts designated as hedges was $3.8 million (CAD$4.1 million) and $12.4 million (CAD$12.3 million), respectively. Derivative assets are included within prepaid expenses and other and derivative liabilities are included within accrued liabilities in the Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the Consolidated Balance Sheets at their gross fair values.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of December 31, 2013, except one contract with a notional value of $3.8 million (CAD$4.0 million) which has a remaining maturity of 13 months.

For the years ended December 31, 2013, 2012 and 2011, gains (losses) of ($0.1) million, ($0.4) million and $0.1 million, respectively, from derivative contracts not designated as hedging instruments were recognized in net sales. At December 31, 2013, there is $0.1 million of unrealized pretax gain on outstanding derivatives accumulated in other comprehensive loss, substantially all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 16, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

11.	RETIREMENT PLANS:

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers twenty-five investment options.

The Company has a non-qualified retirement savings plan that covers officers and selected highly compensated employees. The non-qualified plan generally matches up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. It also provides officers with a Company funded component with a retirement target benefit. The retirement target benefit amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency.

The Company also has two noncontributory defined benefit plans. Effective 2001, both plans were frozen, and participants were fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to the date the plans were frozen. The funding policy for each noncontributory defined benefit plan is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan. As of December 31, 2013, the Company had recorded an accrued pension liability of $1.2 million and an unrecognized actuarial loss, net of tax, of $1.2 million in accumulated other comprehensive loss. As of December 31, 2012 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $2.6 million and an unrecognized actuarial loss, net of tax, of $2.2 million in accumulated other comprehensive loss. Additionally, as of December 31, 2013 and 2012, the projected and accumulated benefit obligation was $5.8 million and $6.7 million, respectively, and the fair value of plan assets was $4.6 million and $4.1 million, respectively. The net periodic benefit cost was $0.4 million for the year ended December 31, 2013, $0.4 million for the year ended December 31, 2012, and $0.3 million for the year ended December 31, 2011. The weighted average discount rates used to measure the projected benefit obligation were 4.40% and 3.52% as of December 31, 2013 and 2012, respectively. The plan assets are invested in growth mutual funds, consisting of a mix of debt and equity securities, which are categorized as Level 2 under the fair value hierarchy. The expected weighted average long term rate of return on plan assets was 7.5% as of December 31, 2013 and 2012, respectively.

Total expense for all retirement plans in 2013, 2012 and 2011 was $1.8 million, $1.7 million and $1.3 million, respectively.

12.	SHARE-BASED COMPENSATION PLANS:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”) and performance share awards (“PSAs”). In addition, the Company has one inactive stock option plan, the 1995 Stock Options Plan for Nonemployee Directors, under which previously granted options remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate 10 years from the date of grant. The plans also provide for other equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a comparator group of companies and ranges from two to three years. The following summarizes share-based compensation expense recorded:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cost of sales	$662	$432	$143
Selling, general and administrative expenses	2,398	2,616	1,318

Total	$3,060	$3,048	$1,461

As of December 31, 2013, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.9 million, which is expected to be recognized over a weighted average period of 1.8 years.

There were 720,301 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2013; an additional 40,000 options and 257,087 RSUs and PSAs have been granted and remain outstanding. There were 227,177 and 307,984 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2012 and 2011, respectively.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2013 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2010	145,209	$17.64
Options granted	—	—
Options exercised or exchanged	(73,612)	14.12
Options cancelled	—	—

Balance, December 31, 2011	71,597	21.26
Options granted	—	—
Options exercised or exchanged	(24,597)	17.58
Options cancelled	—	—

Balance, December 31, 2012	47,000	23.19
Options granted	—	—
Options exercised or exchanged	(7,000)	10.31
Options cancelled	—	—

Balance, December 31, 2013	40,000	25.44

Exercisable and Outstanding, December 31, 2013	40,000	25.44	4.65	$493

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.1 million and $0.8 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Prices Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$14.00	2,000	0.36	14.00	2,000	14.00
$22.07	4,000	1.36	22.07	4,000	22.07
$24.15	24,000	6.25	24.15	24,000	24.15
$28.31	4,000	2.36	28.31	4,000	28.31
$34.77	6,000	3.41	34.77	6,000	34.77

	40,000	4.65	25.44	40,000	25.44

There were no options granted during 2013, 2012 or 2011.

Restricted Stock Units and Performance Awards

A summary of status of the Company’s RSUs and PSAs as of December 31, 2013 and changes during the three years then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at December 31, 2010	55,843	$37.00
RSUs and PSAs granted	174,891	23.32
Unvested RSUs and PSAs cancelled	(20,997)	47.46
RSUs and PSAs vested	(15,756)	26.27

Unvested RSUs and PSAs at December 31, 2011	193,981	24.41
RSUs and PSAs granted	115,306	29.06
Unvested RSUs and PSAs cancelled	(39,306)	28.44
RSUs and PSAs vested	(26,840)	23.13

Unvested RSUs and PSAs at December 31, 2012	243,141	26.11
RSUs and PSAs granted	117,966	34.24
Unvested RSUs and PSAs cancelled	(16,002)	27.45
RSUs and PSAs vested	(88,018)	23.37

Unvested RSUs and PSAs at December 31, 2013	257,087	$30.69

The unvested balance of RSUs and PSAs at December 31, 2013 includes approximately 196,000 PSAs included at a target level. The vesting of these awards is subject to the achievement of specified market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The total fair value of RSUs and PSAs vested during the years ended December 31, 2013, 2012, and 2011 was $2.1 million, $0.6 million, and $0.4 million, respectively.

Stock Awards

For the years ended December 31, 2013, 2012 and 2011, stock awards were granted to non-employee directors, which vested immediately upon issuance, as follows: 4,912 shares; 4,807 shares; and 6,261 shares, respectively. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $27.49 in 2013, $23.40 in 2012, and $25.15 in 2011.

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

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $169 million to $1.76 billion and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are scheduled to be submitted to the EPA in the second quarter of 2014.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report in December 2005. The conclusions of the report indicated that the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River. The report also indicated there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. In 2009, the ODEQ requested that the Company revise its RI/Source Control Evaluation Report from 2005 to include more recent information from focused supplemental sampling at the Portland facility and more recent information that has become available related to nearby properties. The Company submitted the Expanded Risk Assessment for the VOCs in Groundwater in May 2012. In February 2013, the ODEQ requested the Company revise the presented information in the 2012 Expanded Risk Assessment for the VOCs in Groundwater a second time. The presented information was revised by the Company and submitted with the Final RI/Source Control Evaluation report in January 2014.

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

Under the ODEQ Agreement, the Company submitted a Final Supplemental Work Plan to evaluate and assess soil and storm water, and further assess groundwater risk, as requested by the ODEQ. The Company submitted a remediation plan related to soil contamination, which the ODEQ approved. The Company has completed the approved remediation plan in 2011 and 2012, which included the excavation of localized soil and paving pervious surfaces. A final report on storm water source control with the Final RI/Source Control Evaluation report was submitted in January 2014.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company has completed its second round of groundwater sampling for the Stained Soil Investigation Area. The results were reported to ODEQ in January 2014.

The Company spent less than $0.1 million for Source Control work in 2013 and anticipates having to spend less than $0.1 million for further Source Control work in 2014.

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

The Company’s potential liability is a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor matters, and no further adjustment to the Consolidated Financial Statements has been recorded as of December 31, 2013. The Company has insurance policies for defense costs, as well indemnification policies it believes will provide reimbursement for any share of the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

All Sites

The Company operates its facilities under numerous governmental permits and licenses relating to air emissions, storm water run-off, and other environmental matters. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. The Company believes it is in material compliance with its permits and licenses and these laws and regulations, and the Company does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at December 31, 2013. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

15.	INCOME TAXES:

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$5,737	$5,428	$2,639
State	566	130	695

Total current tax expense	6,303	5,558	3,334

Deferred:
Federal	(7,319)	(296)	5,380
State	(1,110)	259	904

Total deferred tax expense	(8,429)	(37)	6,284

	$(2,126)	$5,521	$9,618

The difference between the Company’s effective income tax rates and the statutory United States federal income tax rate of 35% is explained as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Provision (benefit) at statutory rate of 35%	$(1,067)	$7,618	$7,800
State provision, net of federal benefit	(393)	519	922
Research and development credits	(916)	(1,734)	—
Domestic manufacturing deduction	(641)	(762)	(389)
Sale of business	—	—	341
Change in valuation allowance	954	—	872
Uncertain tax positions	(311)	(67)	126
Nondeductible expenses	370	278	190
Other	(122)	(331)	(244)

	$(2,126)	$5,521	$9,618

Effective tax (benefit) rate	(69.7)%	25.4%	43.2%

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$2,384	$1,323
Accrued employee benefits	951	1,612
Inventories	2,671	1,393
Trade receivable, net	319	650
Net operating loss carryforwards	500	364
Other	520	693

	7,345	6,035
Valuation allowance	(500)	(146)

	6,845	5,889
Current deferred tax liabilities:
Prepaid expenses	(637)	(712)

Current deferred tax assets, net	6,208	5,177

Noncurrent deferred tax assets:
Net operating loss carryforwards	211	549
Tax credit carryforwards	478	64
Accrued employee benefits	3,740	3,673
Other assets	5,520	4,527
Other	138	17

	10,087	8,830
Valuation allowance	(1,394)	(794)

	8,693	8,036
Noncurrent deferred tax liabilities:
Property and equipment	(19,343)	(23,290)
Intangible assets	(1,192)	—

Noncurrent deferred tax liabilities, net	(11,842)	(15,254)

Net deferred tax liabilities	$(5,634)	$(10,077)

As of December 31, 2013, the Company had approximately $13 million of state net operating loss carryforwards which expire on various dates between 2018 and 2031. The Company also had state tax carryforwards of $889,000, which begin to expire in 2014.

The Company considers the earnings of the Mexican subsidiary to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should the Company decide to repatriate the foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely reinvested outside the United States, and a deferred tax liability of approximately $650,000 related to the United States federal and state income taxes and foreign withholding taxes on approximately $1.9 million of undistributed foreign earnings would be recorded.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. The Company is currently under examination by the Internal Revenue Service for years 2009, 2010 and 2011. With few exceptions, the Company is no longer subject to United States Federal or state income tax examinations for years before 2009.

A summary of the changes in the unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011 is presented below (in thousands):

	2013	2012	2011
Unrecognized tax benefits, beginning of year	$5,245	$309	$125
Increases for positions taken in prior years	646	3,571	10
Decreases for positions taken in prior years	(696)	(184)	—
Increases for positions taken in the current year	1,012	1,549	174

Unrecognized tax benefits, end of year	$6,207	$5,245	$309

The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to the anticipated settlement of the examination by the Internal Revenue Service; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.1 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company has approximately $268,000 and $172,000, respectively, of accrued interest related to uncertain tax positions. Total interest for uncertain tax positions increased by approximately $96,000 in 2013, $100,000 in 2012, and $8,000 in 2011.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2013	2012
Pension liability adjustment, net of tax benefit of $704 and $1,244	$(1,275)	$(2,188)
Deferred gain (loss) on cash flow derivatives, net of tax expense of $9 and benefit of $50	14	(85)

Total	$(1,261)	$(2,273)

The following table summarizes changes in the components of accumulated other comprehensive income (loss) during the twelve months ended December 31, 2013 and December 31, 2012 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2011	$(2,326)	$14	$(2,312)
Other comprehensive loss before reclassifications	(175)	(120)	(295)
Amounts reclassified from accumulated other comprehensive income (loss)	313	21	334

Net current period other comprehensive income (loss)	138	(99)	39

Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)

Other comprehensive income before reclassifications	674	171	803
Amounts reclassified from accumulated other comprehensive income (loss)	239	(72)	209

Net current period other comprehensive income	913	99	1,012

Balance, December 31, 2013	$(1,275)	$14	$(1,261)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the Consolidated Statements of Operations during the twelve months ended December 21, 2013, 2012 and 2011 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)			Affected line item in the Consolidated Statements of Operations
	2013	2012	2011
Defined Benefit Pension Items
Net periodic pension cost	$(372)	$(417)	$(266)	Cost of sales
	133	104	90	Tax benefit

	$(239)	$(313)	$(176)	Net of tax

Gains and (losses) on cash flow hedges
Foreign currency forward contracts	$114	$(40)	$(501)	Net sales
	(42)	19	183	Tax (expense) benefit

	$72	$(21)	$(318)	Net of tax

Total reclassifications for the period	$(209)	$(334)	$(494)

17.	SEGMENT INFORMATION:

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

The Company’s Water Transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. The Company’s Water Transmission products are manufactured at one of eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and Monterrey, Mexico. Facilities in St. Louis, Missouri and Salt Lake City, Utah were added in 2013 upon the acquisition of Permalok on December 30, 2013. During the second half of 2012, we permanently closed our facility located in Pleasant Grove, Utah, and have transferred its property and equipment to other manufacturing locations. Products are sold primarily to public water agencies either directly or through an installation contractor.

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

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. One customer accounted for 12% of total net sales in 2013. One customer accounted for 12% of total net sales in 2012. No one customer represented more than 10% of total net sales in 2011. As of December 31, 2013, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net sales:
Water transmission	$226,427	$269,203	$271,885
Tubular products	249,129	255,300	239,783

Total	$475,556	$524,503	$511,668

Gross profit:
Water transmission	$46,953	$45,051	$43,182
Tubular products	5,506	11,147	15,956

Total	$52,459	$56,198	$59,138

Operating income (loss):
Water transmission	$40,343	$36,278	$34,113
Tubular products	(24,843)	8,335	12,660

	15,500	44,613	46,773
Corporate	(14,751)	(17,053)	(13,950)

Total	$749	$27,560	$32,823

Depreciation and amortization expense:
Water transmission	$7,082	$10,474	$8,729
Tubular products	5,963	5,541	5,723

	13,045	16,015	14,452
Corporate	254	252	69

Total	$13,299	$16,267	$14,521

Capital expenditures:
Water transmission	$13,204	$6,830	$4,765
Tubular products	14,354	9,813	11,386

	27,558	16,643	16,151
Corporate	889	146	182

Total	$28,447	$16,789	$16,333

Net sales by geographic region:
United States	$441,779	$473,403	$455,625
Other	33,777	51,100	56,043

Total	$475,556	$524,503	$511,668

	December 31,
	2013	2012
	(in thousands)
Goodwill:
Water transmission	$5,282	$—
Tubular products	20,478	20,478

Total	$25,760	$20,478

Total assets:
Water transmission	$218,849	$221,987
Tubular products	184,088	174,591

	402,937	396,578
Corporate	30,522	25,844

Total	$433,459	$422,422

All property and equipment is located in the United States as of December 31, 2013 and 2012, except for a total of $2.2 million and $2.4 million, respectively, which is located in Mexico.

18.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2013 and 2012 is as follows (dollars in thousands, except per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2013
Net sales:
Water transmission	$78,613	$58,148	$46,835	$42,831	$226,427
Tubular products	61,984	58,590	56,187	72,368	249,129

Total	$140,597	$116,738	$103,022	$115,199	$475,556

Gross profit (loss):
Water transmission	$19,870	$12,125	$7,932	$7,026	$46,953
Tubular products	1,334	3,543	880	(251)	5,506

Total	$21,204	$15,668	$8,812	$6,775	$52,459

Operating income (loss):
Water transmission	$18,033	$10,499	$6,306	$5,505	$40,343
Tubular products	666	2,885	93	(28,487)	(24,843)
Corporate	(3,879)	(4,004)	(3,559)	(3,309)	(14,751)

Total	$14,820	$9,380	$2,840	$(26,291)	$749

Net income (loss)	$9,506	$5,561	$1,016	$(17,006)	$(923)
Earnings (loss) per share:
Basic	$1.01	$0.59	$0.11	$(1.80)	$(0.10)
Diluted	$1.00	$0.59	$0.11	$(1.80)	$(0.10)

The fourth quarter of 2013 includes a fixed asset impairment charge of $27.5 million recorded to the Tubular Products Group which is reflected in Operating income (loss).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2012
Net sales:
Water transmission	$58,431	$59,050	$63,487	$88,235	$269,203
Tubular products	83,744	71,991	51,612	47,953	255,300

Total	$142,175	$131,041	$115,099	$136,188	$524,503

Gross profit:
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

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts	$1,748	$124	$(1,187)	$685
Valuation allowance for deferred tax assets	940	954	—	1,894

Year ended December 31, 2012:
Allowance for doubtful accounts	$1,650	$1,381	$(1,283)	$1,748
Valuation allowance for deferred tax assets	926	14	—	940

Year ended December 31, 2011:
Allowance for doubtful accounts	$2,151	$3,518	$(4,019)	$1,650
Valuation allowance for deferred tax assets	105	872	(51)	926

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2014.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 17th day of March 2014.

Signature	Title

/s/ RICHARD A. ROMAN Richard A. Roman	Director and Chairman of the Board

/s/ SCOTT MONTROSS Scott Montross	Director, President and Chief Executive Officer

/s/ ROBIN GANTT Robin Gantt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JAMES E. DECLUSIN James E. Declusin	Director

/s/ HARRY L. DEMOREST Harry L. Demorest	Director

/s/ MICHAEL C. FRANSON Michael C. Franson	Director

/s/ WAYNE B. KINGSLEY Wayne B. Kingsley	Director

/s/ KEITH R. LARSON Keith R. Larson	Director