Form 10-Q
period 2014-03-31
NORTHWEST PIPE CO
filed 2014-05-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,508,917
(Class)	(Shares outstanding at May 6, 2014)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$49	$588
Trade and other receivables, less allowance for doubtful accounts of $473 and $685	57,482	72,470
Costs and estimated earnings in excess of billings on uncompleted contracts	44,328	50,468
Inventories	62,974	110,392
Refundable income taxes	11,474	1,073
Deferred income taxes	4,137	6,208
Prepaid expenses and other	2,156	2,381

Total current assets	182,600	243,580
Property and equipment, net	133,303	143,061
Goodwill	21,348	25,760
Other assets	25,345	21,058

Total assets	$362,596	$433,459

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,571	$5,714
Current portion of capital lease obligations	950	2,216
Accounts payable	20,924	21,731
Accrued liabilities	12,192	15,194
Billings in excess of costs and estimated earnings on uncompleted contracts	18,215	3,368

Total current liabilities	55,852	48,223
Note payable to financial institution	25,191	87,919
Long-term debt, less current portion	—	643
Capital lease obligations, less current portion	1,357	5,679
Deferred income taxes	12,879	11,842
Pension and other long-term liabilities	16,219	17,303

Total liabilities	111,498	171,609

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,508,917 and 9,449,299 shares issued and outstanding	95	94
Additional paid-in-capital	113,630	114,559
Retained earnings	138,568	148,458
Accumulated other comprehensive loss	(1,195)	(1,261)

Total stockholders’ equity	251,098	261,850

Total liabilities and stockholders’ equity	$362,596	$433,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Net sales	$82,647	$107,335
Cost of sales	78,333	84,416

Gross profit	4,314	22,919
Selling, general and administrative expense	5,440	6,030

Operating income (loss)	(1,126)	16,889
Other expense	63	41
Interest income	(81)	(183)
Interest expense	770	957

Income (loss) before income taxes	(1,878)	16,074
Provision for (benefit from) income taxes	(667)	5,098

Net income from continuing operations	(1,211)	10,976

Discontinued operations:
Loss from discontinued operations	(2,662)	(2,160)
Loss on sale of business	(12,083)	—
Benefit from income taxes	(6,066)	(690)

Net loss from discontinued operations	(8,679)	(1,470)

Net income (loss)	$(9,890)	$9,506

Basic earnings (loss) per share:
Continuing operations	$(0.13)	$1.16
Discontinued operations	$(0.91)	$(0.15)

Total	$(1.04)	$1.01

Diluted earnings (loss) per share:
Continuing operations	$(0.13)	$1.16
Discontinued operations	$(0.91)	$(0.16)

Total	$(1.04)	$1.00

Shares used in per share calculations:
Basic	9,508	9,437

Diluted	9,508	9,484

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(9,890)	$9,506

Other comprehensive income:
Pension liability adjustment, net of tax	64	65
Deferred gain on cash flow derivatives, net of tax	2	111

Other comprehensive income	66	176

Comprehensive income (loss)	$(9,824)	$9,682

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(9,890)	$9,506
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,166	3,865
Amortization of intangible assets	131	—
Provision for doubtful accounts	(212)	51
Amortization of debt issuance costs	134	158
Loss on impairment	25	—
Deferred income taxes	3,108	649
Gain on disposal of property and equipment	—	(177)
Loss on sale of business	12,083	—
Stock based compensation expense	354	526
Unrealized gain on foreign currency forward contracts	(36)	(94)
Changes in operating assets and liabilities:
Trade and other receivables, net	9,725	(23,968)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	20,987	(390)
Inventories	14,477	4,085
Refundable income taxes	(10,401)	—
Prepaid expenses and other assets	(2)	387
Accounts payable	577	10,728
Accrued and other liabilities	(4,087)	(1,482)

Net cash provided by operating activities	40,139	3,844

Cash Flows From Investing Activities:
Additions to property and equipment	(4,964)	(9,781)
Proceeds from sale of business	31,609	—
Proceeds from the sale of property and equipment	—	1,669
Restricted cash	—	—
Other investing activities	13	—

Net cash provided by (used in) investing activities	26,658	(8,112)

Cash Flows From Financing Activities:
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(1,283)	(802)
Payments on long-term debt	(2,786)	(2,786)
Borrowings under note payable to financial institution	23,831	37,471
Payments on note payable to financial institution	(86,559)	(28,768)
Payments on capital lease obligations	(539)	(846)

Net cash provided by (used in) financing activities	(67,336)	4,269

Change in cash and cash equivalents	(539)	1
Cash and cash equivalents, beginning of period	588	46

Cash and cash equivalents, end of period	$49	$47

Non-Cash Investing Activity:
Escrow account related to capital lease financing	$—	$898
Accrued property and equipment purchases	1,127	4,605

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2013 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2013 Form 10-K.

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the oil country tubular goods (“OCTG”) business. See Note 2, “Acquisitions and Disposals” for further information regarding the sale. The Company’s results of operations for its disposed OCTG business have been presented as discontinued operations for all periods presented within the condensed consolidated statements of operations.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2014.

2.	Acquisitions and Disposals

Disposal of OCTG Business

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included within the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $12.1 million. The calculation of the loss on sale included a writedown of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, and $1.8 million was used to pay for transaction costs, resulting in net proceeds paid to the Company at closing of $31.6 million. A purchase price adjustment related to working capital is expected to occur by June 30, 2014. In connection with the sale, the Company and the purchaser entered into a six month lease of the real property located in Houston, Texas and the Company granted the purchaser an option to purchase the property under certain circumstances.

The table below presents the components of the balance sheet accounts associated with the OCTG business as of December 31, 2013, in thousands. All assets and liabilities were transferred to the buyer as of March 30, 2014.

December 31, 2013
Assets:
Trade and other receivables, net	$11,673
Inventories	44,668
Prepaid expenses and other	206

Total current assets	56,547
Property and equipment, net	11,509

Total assets	68,056

Liabilities:
Current portion of capital lease obligations	1,289
Accounts payable	3,013
Accrued liabilities	1,466
Deferred revenue	4,505

Total current liabilities	10,273
Capital lease obligations, less current portion	4,075

Total liabilities	$14,348

The table below presents the operating results for the Company’s discontinued operations (in thousands). These operating results for the three months ended March 31, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Three Months Ended March 31,
	2014	2013

Net sales	$22,225	$33,261
Cost of sales	24,393	34,976

Gross loss	(2,167)	(1,715)
Selling, general and administrative expense	396	353

Operating loss	(2,563)	(2,068)
Interest expense	99	92
Loss on sale of discontinued operations	12,083	—

Loss before income taxes	(14,745)	(2,160)
Benefit from income taxes	(6,066)	(690)

Net loss from discontinued operations	$(8,679)	$(1,470)

Acquisition of Permalok Corporation

On December 30, 2013 the Company acquired 100% of the outstanding shares of capital stock of Permalok Corporation (“Permalok”), a fabricator of steel piping utilizing the Permalok interlocking pipe joining system. Total consideration (net of cash received) of $15.7 million was paid to the owners of the business, resulting in the recording of $5.3 million of goodwill, none of which is expected to be deductible for tax purposes. Contingent consideration of $1.4 million and $3.1 million is recorded in accrued liabilities and other long-term liabilities as of March 31, 2014, respectively. Contingent consideration was estimated based on the present value of the probability weighted revenue projections for the three fiscal years following the acquisition date.

3.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Short-term inventories:
Raw materials	$43,061	$52,598
Work-in-process	3,261	4,902
Finished goods	14,364	49,351
Supplies	2,288	3,541

	62,974	110,392

Long-term inventories:
Finished goods	1,208	1,249

Total inventories	$64,182	$111,641

Long-term inventories are recorded in other assets.

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at March 31, 2014	Level 1	Level 2	Level 3
Financial Assets
Non-qualified retirement savings plan assets	$6,102	$4,975	$1,127	$—
Derivatives	107	—	107	—

Total Assets	$6,209	$4,975	$1,234	$—

Financial Liabilities
Contingent consideration	$(4,486)	$—	$—	$(4,486)
Derivatives	(68)	—	(68)	—

Total Liabilities	$(4,554)	$—	$(68)	$(4,486)

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Financial Assets
Non-qualified retirement savings plan assets	$6,000	$4,944	$1,056	$—
Derivatives	1	—	1	—

Total Assets	$6,001	$4,944	$1,057	$—

Financial Liabilities
Contingent consideration	$(4,425)	$—	$—	$(4,425)
Derivatives	(1)	—	(1)	—

Total Liabilities	$(4,426)	$—	$(1)	$(4,425)

The non-qualified retirement savings plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy, as well as securities that are not actively traded on major exchanges, valued using the NAV of the underlying investments classified as Level 2 within the fair value hierarchy.

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

The fair value of contingent consideration was estimated based on the present value of the probability weighted revenue projections for the three fiscal years following the acquisition date of Permalok. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. The discount rate used in the analysis was 5.3%. Changes in the fair value of the contingent consideration payment are reflected in earnings during the period which the change in the estimated fair value is calculated.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments. The fair value of our debt is calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions, all of which are classified as Level 2 within the valuation hierarchy. The fair value of the Company’s long-term debt, including the current portion, was $3.5 million and the carrying value was $3.6 million at March 31, 2014, and $6.3 million with a carrying value of $6.4 million at December 31, 2013.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. As of March 31, 2014, all derivative contracts were designated as hedges. As of December 31, 2013 the total notional amount of the derivative contracts not designated as hedges was $0.1 million (CAD$0.1 million). As of March 31, 2014 and December 31, 2013, the total notional amount of the derivative contracts designated as hedges was $5.4 million (CAD$6.0 million) and $3.8 million (CAD$4.1 million), respectively. Derivative assets are included within prepaid expenses and other and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the condensed consolidated balance sheets at their gross fair values.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in other comprehensive income in stockholders’ equity. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of March 31, 2014.

For the three months ended March 31, 2014 and March 31, 2013, gains (losses) from derivative contracts not designated as hedging instruments recognized in net sales were $0.1 million and ($0.1) million, respectively. At March 31, 2014, there is $0.1 million of unrealized pretax gain on outstanding derivatives accumulated in other comprehensive loss, substantially all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Income (Loss)” for additional quantitative information regarding derivative gains and losses.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $169 million to $1.76 billion and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending submittal to the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005 and a revised draft RI/SCE Report in January 2014 (2014 RI/SCE Report). The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments. (3) the interim remedial measure to conduct a limited excavation of soil and complete paving the site was completed; (4) a state-of-the art- stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company has completed its second round of groundwater sampling for the Stained Soil Investigation Area in May and November 2013. The results were reported to ODEQ in January 2014 in the RI/SCE Report.

The Company anticipates having to spend less than $0.1 million for further Source Control work in 2014.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. The Company has not assumed any payment obligation or liability related to this request.

The Company’s potential liability is a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Superfund site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor matters, and no further adjustment to the condensed consolidated financial statements has been recorded as of the date of this filing. The Company has insurance policies for defense costs, as well indemnification policies it believes will provide reimbursement for any share of the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

Houston Environmental Cleanup

In connection with the Company’s review of strategic direction concerning its OCTG assets, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014 which revealed the presence of VOCs in the groundwater and certain metals in the soil. On April 9, 2014, the Company applied for admission into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business discussed in Note 2, “Acquisitions and Disposals” if the purchaser of the OCTG business exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained. As the Company is in the early stages of this process, no adjustment to the condensed consolidated financial statements has been recorded as of the date of this filing.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at March 31, 2014. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

The Tubular Products Group also manufactured and marketed OCTG products through March 30, 2014. The operating results of the OCTG business have been classified as discontinued operations and are not included in the operating results presented below.

	Three months ended March 31,
	2014	2013
	(in thousands)
Net sales:
Water transmission	$42,999	$78,613
Tubular products	39,648	28,722

Total	$82,647	$107,335

Gross profit:
Water transmission	$1,668	$19,870
Tubular products	2,646	3,049

Total	$4,314	$22,919

Operating income (loss):
Water transmission	$(299)	$18,033
Tubular products	2,294	2,735
Corporate	(3,121)	(3,879)

Total	$(1,126)	$16,889

8.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following summarizes share-based compensation expense recorded (in thousands):

	Three months ended March 31,
	2014	2013

Cost of sales	$11	$128
Selling, general and administrative expenses	343	398

Total	$354	$526

As of March 31, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.1 million which is expected to be recognized over a weighted average period of 1.6 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2014 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2014	40,000	$25.44
Options granted	—	—
Options exercised or exchanged	—	—
Options canceled	—	—

Balance, March 31, 2014	40,000	25.44	4.40	$429

Exercisable, March 31, 2014	40,000	25.44	4.40	$429

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s RSUs and PSAs as of March 31, 2014 and changes during the three months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at January 1, 2014	257,087	$30.69
RSUs and PSAs granted	—	—
RSUs and PSAs vested	(80,469)	25.82
RSUs and PSAs canceled	(21,625)	31.47

Unvested RSUs and PSAs at March 31, 2014	154,993	33.12

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of RSUs and PSAs at March 31, 2014 includes approximately 129,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011, and with few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2009.

The Company had $2.9 million and $6.2 million of unrecognized tax benefits at March 31, 2014 and December 31, 2013, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to statute requirements; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.4 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes from continuing operations at estimated effective tax rates of 35.5% and 31.7% for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

10.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding for continuing and discontinued operations were calculated as follows for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013

Net income (loss) from continuing operations	$(1,211)	$10,976
Net loss from discontinued operations	(8,679)	(1,470)

Net income (loss)	$(9,890)	$9,506

Basic weighted-average common shares outstanding	9,508	9,437
Effect of potentially dilutive common shares(1)	—	47

Diluted weighted-average common shares outstanding	9,508	9,484

Earnings (loss) per basic common share
Continuing operations	(0.13)	1.16
Discontinued operations	(0.91)	(0.15)

Total	$(1.04)	$1.01

Earnings (loss) per diluted common share
Continuing operations	(0.13)	1.16
Discontinued operations	(0.91)	(0.16)

Total	$(1.04)	$1.00

Antidilutive shares not included in diluted common share calculation	—	10

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

11.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in the components of accumulated other comprehensive income (loss) during the three months ended March 31, 2014 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2013	$(1,275)	$14	$(1,261)

Other comprehensive income before reclassifications	36	9	45
Amounts reclassified from accumulated other comprehensive income (loss)	28	(7)	21

Net current period other comprehensive income	64	2	66

Balance, March 31, 2014	$(1,211)	$16	$(1,195)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the condensed consolidated statement of operations during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statement of Operations

Pension liability adjustment
Net periodic pension cost	$(43)	$(98)	Cost of sales
	15	33	Tax benefit

	$(28)	$(65)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$11	$26	Net sales
	(4)	(10)	Tax expense

	$7	$16	Net of tax

Total reclassifications for the period	$(21)	$(49)

12.	Recent Accounting and Reporting Developments

In April 2014, the FASB issued ASU 2014-08, which changes the criteria for when the disposal of a component of an entity may be presented as discontinued operations. The guidance requires that the disposal be considered strategic shift (such as the disposal of a major geographical area, a major line of business, a major equity method investment, or other major part of an entity) which will have a major effect on a reporting entity’s operating and financial results in order to be presented as discontinued operations. Disposals that do qualify for discontinued operations presentation will require expanded disclosures. The guidance is effective for disposals which occur during annual periods beginning on or after December 15, 2014.

In July 2013, the FASB issued ASU 2013-11, which clarified guidance on the presentation of unrecognized tax benefits. The guidance requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company adopted this guidance on January 1, 2014 as required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our 2013 Form 10-K and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St Louis, Missouri; Salt Lake City, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 52.0% of net sales from continuing operations in the first three months of 2014.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline system, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near-term, we expect strained municipal budgets will continue to impact the Water Transmission Group.

Our Tubular Products Group manufactures other welded steel products in Atchison, Kansas. The OCTG division of our business, previously operated out of Houston, Texas; and Bossier City, Louisiana, was sold on March 30, 2014 and has been classified as discontinued operations. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 48.0% of net sales from continuing operations in the first three months of 2014.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements is set forth in our 2013 Form 10-K.

Recent Accounting Pronouncements

See Note 12 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments from continuing operations. The results of our OCTG business have been classified as discontinued operations and have been excluded from the table below.

	Three months ended March 31, 2014		Three months ended March 31, 2013
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$42,999	52.0%	$78,613	73.2%
Tubular Products	39,648	48.0	28,722	26.8

Total net sales	82,647	100.0	107,335	100.0
Cost of sales	78,333	94.8	84,416	78.6

Gross profit	4,314	5.2	22,919	21.4
Selling, general and administrative expense	5,440	6.6	6,030	5.6

Operating income (loss)	(1,126)	(1.4)	16,889	15.8
Other expense	63	0.1	41	0.0
Interest income	(81)	(0.1)	(183)	(0.2)
Interest expense	770	0.9	957	0.9

Income (loss) before income taxes from continuing operations	(1,878)	(2.3)	16,074	15.1
Provision for (benefit from) income taxes	(667)	(0.8)	5,098	4.7

Net income from continuing operations	$(1,211)	(1.5)%	$10,976	10.4%

Gross profit as a percentage of segment net sales:
Water Transmission		3.9%		25.3%
Tubular Products		6.7		10.6

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales. Net sales from continuing operations decreased 23.0% to $82.6 million for the first quarter of 2014 compared to $107.3 million for the first quarter of 2013. Two customers in the Tubular Products segment accounted for 13.1% and 11.4%, respectively, of total net sales from continuing operations in the first quarter of 2014. One customer in the Water Transmission segment accounted for 27.2% of total net sales from continuing operations in the first quarter of 2013.

Water Transmission sales from continuing operations decreased by 45.3% to $43.0 million in the first quarter of 2014 from $78.6 million in the first quarter of 2013. The decrease in sales in the first quarter of 2014 compared to the first quarter of 2013 was due to a 53% decrease in tons produced, partially offset by a 15% increase in selling prices per ton. The decrease in tons produced was due to historically low bidding activity during the summer of 2013 and the completion of significant projects during 2013, including Lake Texoma, which were not replaced by similarly sized projects during the first quarter of 2014. The increase in selling prices per ton in the first quarter of 2014 was due to a 15% increase in material costs per ton including steel. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations increased 38.0% to $39.6 million in the first quarter of 2014 from $28.7 million in the first quarter of 2013. The sales increase in the first quarter of 2014 as compared to the first quarter of 2013 was due to a 41% increase in tons sold offset by a 2% decrease in selling price per ton. We sold 39,000 tons in the first quarter of 2014 as compared to 27,600 tons in the first quarter of 2013. The increase in tons sold was primarily due to pipe shipped during the first quarter of 2014 on the Double H Pipeline project, the largest line pipe project in Company history. The decrease in selling price per ton was due to continued pricing pressures from imported pipe.

Gross profit. Gross profit decreased 81.2% to $4.3 million (5.2% of total net sales from continuing operations) in the first quarter of 2014 from $22.9 million (21.4% of total net sales from continuing operations) in the first quarter of 2013.

Water Transmission gross profit decreased $18.2 million, or 91.6%, to $1.7 million (3.9% of segment net sales from continuing operations) in the first quarter of 2014 from $19.9 million (25.3% of segment net sales from continuing operations) in the first quarter of 2013. The most significant factor in the reduction in gross profit was the lower volume described above, which had a negative impact on the fixed portion of our cost of goods sold as a percent of sales. Margins were also negatively impacted by higher materials cost per ton as discussed above. The mix of projects produced also contributed to the decrease in gross profit as well as $1.5 million from non-cash inventory purchase adjustments and intangible asset amortization related to our acquisition of Permalok.

Gross profit from Tubular Products decreased $0.4 million, or 12.8%, to $2.6 million (6.7% of segment net sales from continuing operations) in the first quarter of 2014 from $3.0 million (10.6% of segment net sales from continuing operations) in the first quarter of 2013. Margins were negatively impacted by planned downtime for the replacement of the existing front end of our 16 inch mill at our Atchison facility in March 2014. This was partially offset by a 2% decrease in materials cost per ton including steel in the first quarter of 2014 compared to the first quarter of 2013 which resulted from improved yields and efficiencies related to the increase in production discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.4 million (6.7% of total net sales from continuing operations) in the first quarter of 2014 and $6.0 million (5.6% of total net sales from continuing operations) in the first quarter of 2013. The decrease in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to a decrease of $0.6 million in bonus expense.

Interest expense. Interest expense from continuing operations was $0.8 million in the first quarter of 2014 and $1.0 million in the first quarter of 2013. The decrease in interest expense was a result of lower average interest rates offset by higher average borrowings during the first quarter of 2014 as compared with the first quarter of 2013.

Income Taxes. The tax benefit from continuing operations was $0.7 million in the first quarter of 2014 (an effective tax benefit rate of 35.5%) compared to $5.1 million in the first quarter of 2013 (an effective tax expense rate of 31.7%). When pre-tax earnings move between loss and income positions, the effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in those situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. The condensed consolidated statements of cash flows include the impacts from discontinued operations.

As of March 31, 2014, our working capital (current assets minus current liabilities) was $126.7 million as compared to $195.4 million as of December 31, 2013. The primary reason for the decrease in working capital was the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company at our previously owned manufacturing facilities in Bossier City, Louisiana and Houston, Texas.

Net cash provided by operating activities in the first three months of 2014 was $40.1 million, including net cash provided by discontinued operations of $13.9 million. This was primarily the result of a $12.1 million loss on the sale of our OCTG business and fluctuations in working capital accounts including an increase in billings in excess of cost on uncompleted contracts and a decrease in inventories, partially offset by increases in refundable income taxes and prepaid and other expense and a decrease in deferred revenue.

Net cash provided by operating activities in the first three months of 2013 was $3.8 million, including net cash used in discontinued operations of $1.8 million. This was primarily the result of fluctuations in working capital accounts including a decrease in inventories and an increase in accounts payable, partially offset by an increase in accounts receivable.

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

Net cash provided by investing activities in the first three months of 2014 was $26.7 million, primarily due to net proceeds of $31.6 million received from the sale of substantially all of the assets and liabilities associated with the OCTG business, partially offset by capital expenditures of $5.0 million. Capital expenditures during the first quarter of 2014 included $1.7 million for the replacement of the existing front end of our 16 inch mill at our Atchison plant. This project was substantially completed during March 2014. Net cash used for investing activities for discontinued operations in the first three months of 2014 was not material. Capital expenditures in 2014 are expected to be approximately $14 million to $20 million.

Net cash used in investing activities in the first three months of 2013 was $8.1 million, primarily for capital expenditures of $9.8 million related to the installation of an additional horizontal accumulator and hydrotester, and the replacement of the existing front end of our 16 inch mill at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity. Expenditures for these strategic investments during the first quarter of 2013 included $1.6 million for the replacement of the existing front end of our 16 inch mill at our Atchison plant and $4.4 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million. Net cash used for investing activities for discontinued operations in the first three months of 2013 was $0.7 million.

Net cash used for financing activities in the first three months of 2014 was $67.3 million, which resulted primarily from net repayments under our line of credit and long-term debt totaling $65.5 million. Net cash used for financing activities for discontinued operations in the first three months of 2014 was $0.3 million.

Net cash provided by financing activities in the first three months of 2013 was $4.3 million, which resulted primarily from net borrowings under our line of credit of $8.7 million, partially offset by long-term debt payments of $2.8 million. Net cash used for financing activities for discontinued operations in the first three months of 2013 was $0.3 million.

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

Line of Credit and Long-Term Debt

We had the following significant components of debt at March 31, 2014: a $165.0 million Credit Agreement, under which $25.2 million was outstanding; $1.5 million of a Series B Term Note, $1.5 million of a Series C Term Note and $0.6 million of a Series D Term Note.

The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 2.5% under the Credit Agreement at March 31, 2014. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At March 31, 2014 we had $75.9 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.32% at March 31, 2014. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

The Series B Term Note in the principal amount of $1.5 million matures on June 21, 2014 and requires annual payments in the amount of $1.5 million plus interest of 10.22% paid quarterly on March 21 and June 21. The Series C Term Note in the principal amount of $1.5 million matures on October 26, 2014 and requires annual payments of $1.4 million plus interest of 9.11% paid quarterly on January 26, April 26, July 26 and October 26. The Series D Term Note in the principal amount of $0.6 million matures on January 24, 2015 and requires annual payments in the amount of $643,000 plus interest of 9.07% paid quarterly on January 24, April 24, July 24 and October 24. The Series B Term Note, the Series C Term Note, and the Series D Term Note (together, the “Term Notes”) are collateralized by accounts receivable, inventory and certain equipment.

We had a total of $2.3 million in capital lease obligations outstanding at March 31, 2014. The weighted average interest rate on all of our capital leases is 9.88%. Our capital leases are for certain equipment used in the manufacturing process.

The Credit Agreement and the Term Notes place various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement and the Term Notes require us to be in compliance with certain financial covenants. The results of our financial covenants as of March 31, 2014 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of March 31, 2014 is 1.01:1.0.

•	The Consolidated Tangible Net Worth must be greater than $210.3 million. Our Tangible Net Worth as of March 31, 2014 is $225.9 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at March 31, 2014 is 1.31:1.0

As of March 31, 2014, we are in compliance with all financial covenants.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2013 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 6 to the condensed consolidated financial statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I—Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between Northwest Pipe Company and Centric Pipe, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2014

10.1	Northwest Pipe Company 2014 Short Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2014*

10.2	Executive Employment Agreement between Northwest Pipe Company and Gary A. Stokes, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2014*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2014

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)