Form 10-Q
period 2014-06-30
NORTHWEST PIPE CO
filed 2014-08-15
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,518,557
(Class)	(Shares outstanding at August 1, 2014)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$75	$588
Trade and other receivables, less allowance for doubtful accounts of $462 and $685	47,560	72,470
Costs and estimated earnings in excess of billings on uncompleted contracts	49,466	50,468
Inventories	64,068	110,392
Refundable income taxes	6,333	1,073
Deferred income taxes	5,765	6,208
Prepaid expenses and other	6,244	2,381

Total current assets	179,511	243,580
Property and equipment, net	134,235	143,061
Goodwill	21,348	25,760
Other assets	20,726	21,058

Total assets	$355,820	$433,459

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$5,714
Current portion of capital lease obligations	974	2,216
Accounts payable	16,638	21,731
Accrued liabilities	10,410	15,194
Billings in excess of costs and estimated earnings on uncompleted contracts	5,371	3,368

Total current liabilities	33,393	48,223
Note payable to financial institution	39,924	87,919
Long-term debt, less current portion	—	643
Capital lease obligations, less current portion	1,105	5,679
Deferred income taxes	12,250	11,842
Pension and other long-term liabilities	16,197	17,303

Total liabilities	102,869	171,609

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,518,557 and 9,449,299 shares issued and outstanding	95	94
Additional paid-in-capital	114,488	114,559
Retained earnings	139,546	148,458
Accumulated other comprehensive loss	(1,178)	(1,261)

Total stockholders’ equity	252,951	261,850

Total liabilities and stockholders’ equity	$355,820	$433,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$101,988	$87,942	$184,635	$195,277
Cost of sales	90,671	72,732	169,004	157,148

Gross profit	11,317	15,210	15,631	38,129
Selling, general and administrative expense	5,918	5,941	11,358	11,971

Operating income	5,399	9,269	4,273	26,158
Other income (expense)	26	4	(37)	(37)
Interest income	82	60	163	243
Interest expense	(569)	(867)	(1,339)	(1,824)

Income before income taxes	4,938	8,466	3,060	24,540
Income tax expense	1,756	2,919	1,089	8,017

Income from continuing operations	3,182	5,547	1,971	16,523

Discontinued operations:
Income (loss) from operations of discontinued business	15	22	(2,647)	(2,139)
Loss on sale of business	—	—	(12,083)	—
Income tax expense (benefit)	5	8	(3,847)	(683)

Income (loss) on discontinued operations	10	14	(10,883)	(1,456)

Net income (loss)	$3,192	$5,561	$(8,912)	$15,067

Basic earnings (loss) per share
Continuing operations	$0.34	$0.59	$0.21	$1.75
Discontinued operations	—	—	(1.15)	(0.15)

Total	$0.34	$0.59	$(0.94)	$1.60

Diluted earnings (loss) per share
Continuing operations	$0.33	$0.59	$0.21	$1.74
Discontinued operations	—	—	(1.14)	(0.15)

Total	$0.33	$0.59	$(0.93)	$1.59

Shares used in per share calculations:
Basic	9,513	9,443	9,510	9,440

Diluted	9,605	9,481	9,596	9,474

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$3,192	$5,561	$(8,912)	$15,067

Other comprehensive income (loss):
Pension liability adjustment, net of tax	64	64	128	129
Deferred gain (loss) on cash flow derivatives, net of tax	(47)	44	(45)	155

Other comprehensive income	17	108	83	284

Comprehensive income (loss)	$3,209	$5,669	$(8,829)	$15,351

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(8,912)	$15,067
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,075	7,182
Amortization of intangible assets	275	13
Provision for doubtful accounts	(224)	(656)
Amortization of debt issuance costs	220	317
Deferred income taxes	851	765
Loss on sale of business	12,083	—
Stock based compensation expense	1,185	1,292
Unrealized (gain) loss on foreign currency forward contracts	152	(291)
Adjustments to contingent consideration	(877)	—
Other, net	25	26
Changes in operating assets and liabilities:
Trade and other receivables, net	19,658	(15,792)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	3,005	4,784
Inventories	13,296	(2,027)
Refundable income taxes	(5,260)	—
Prepaid expenses and other assets	284	1,040
Accounts payable	(3,521)	9,710
Accrued and other liabilities	(5,080)	(8,241)

Net cash provided by operating activities	33,235	13,189

Cash Flows From Investing Activities:
Additions to property and equipment	(9,005)	(18,394)
Proceeds from sale of business	31,609	—
Proceeds from the sale of property and equipment	—	1,680
Issuance of notes receivable	—	(2,850)
Other investing activities	22	—

Net cash provided by (used in) investing activities	22,626	(19,564)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	28	72
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(1,283)	(802)
Payments on long-term debt	(6,357)	(4,286)
Borrowings under note payable to financial institution	111,581	85,971
Payments on note payable to financial institution	(159,576)	(72,754)
Payments on capital lease obligations	(767)	(1,678)

Net cash provided by (used in) financing activities	(56,374)	6,523

Change in cash and cash equivalents	(513)	148
Cash and cash equivalents, beginning of period	588	46

Cash and cash equivalents, end of period	$75	$194

Non-Cash Investing Activity:
Escrow account related to capital lease financing	$—	$898
Accrued property and equipment purchases	940	1,553

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

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with its oil country tubular goods (“OCTG”) business. See Note 2, “Acquisitions and Disposals” for further information regarding the sale. The Company’s results of operations for its disposed OCTG business have been presented as discontinued operations for all periods presented within the condensed consolidated statements of operations.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2014.

Revision to Income Tax Benefit from Discontinued Operations

During the preparation of the income tax provision for the six months ended June 30, 2014, the Company identified an error in its application of the accounting guidance included in ASC 740-270-45, as it relates to the allocation of taxes to the disposal of discontinued operations for the three months ended March 31, 2014. This resulted in an overstatement of the tax benefit associated with the loss from discontinued operations of $2.2 million. The Company assessed the materiality of this error on the previously filed financial statements in accordance with ASC 250 (SEC Staff Accounting Bulletin No. 99, “Materiality”), and concluded the error was not material. Accordingly, the Company has revised certain amounts previously reported as of and for the three months ended March 31, 2014 as follows (in thousands, except for per share amounts):

	Three Months Ended March 31, 2014
Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Revised
Loss from continuing operations	$(1,211)	$—	$(1,211)
Income tax expense (benefit) from discontinued operations	(6,066)	2,214	(3,852)
Loss on discontinued operations	(8,679)	(2,214)	(10,893)
Net Loss	$(9,890)	$(2,214)	$(12,104)

Basic loss per share - discontinued operations	$(0.91)	$(0.23)	$(1.14)
Basic loss per share - total	$(1.04)	$(0.23)	$(1.27)
Diluted loss per share - discontinued operations	$(0.91)	$(0.23)	$(1.14)
Diluted loss per share - total	$(1.04)	$(0.23)	$(1.27)

	March 31, 2014
Condensed Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised
Refundable income taxes	$11,474	$(2,214)	$9,260
Total current assets	182,600	(2,214)	180,386
Total assets	$362,596	$(2,214)	$360,382

Retained earnings	$138,568	$(2,214)	$136,354
Total stockholders’ equity	251,098	(2,214)	248,884
Total liabilities and stockholders’ equity	$362,596	$(2,214)	$360,382

	Three Months Ended March 31, 2014
Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised
Net loss	$(9,890)	$(2,214)	$(12,104)
Changes in operating assets and liabilities:
Refundable income taxes	(10,401)	2,214	(8,187)
Net cash provided by operating activities	40,139	—	40,139

2.	Acquisitions and Disposals

Disposal of OCTG Business

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included within the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $12.1 million. The calculation of the loss on sale included a writedown of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, and $1.8 million was used to pay for transaction costs, resulting in net proceeds paid to the Company at closing of $31.6 million. A purchase price adjustment related to working capital is expected to occur by September 30, 2014. In connection with the sale, the Company and the purchaser entered into a six month lease of the real property located in Houston, Texas and the Company granted the purchaser an option to purchase the property under certain circumstances.

The table below presents the components of the balance sheet accounts associated with the OCTG business as of December 31, 2013 (in thousands). All sold assets and liabilities were transferred to the buyer as of March 30, 2014.

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

The table below presents the operating results for the Company’s discontinued operations (in thousands). These operating results for the three month and six month periods ended June 30, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$—	$28,796	$22,225	$62,058
Cost of sales	(15)	28,338	24,377	63,315

Gross Profit (loss)	15	458	(2,152)	(1,257)
Selling, general and administrative expense	—	347	396	701

Operating income (loss)	15	111	(2,548)	(1,958)
Interest expense	—	(89)	(99)	(181)
Loss on sale of business	—	—	(12,083)	—

Income (loss) before income taxes	15	22	(14,730)	(2,139)
Income tax expense (benefit)	5	8	(3,847)	(683)

Income (loss) on discontinued operations	$10	$14	$(10,883)	$(1,456)

Acquisition of Permalok Corporation

On December 30, 2013 the Company acquired 100% of the outstanding shares of capital stock of Permalok Corporation (“Permalok”), a fabricator of steel piping utilizing the Permalok interlocking pipe joining system. Total consideration (net of cash received) of $15.7 million was paid to the owners of the business, resulting in the recording of $5.3 million of goodwill, none of which is expected to be deductible for tax purposes. Contingent consideration of $0.5 million and $3.0 million is recorded in accrued liabilities and other long-term liabilities as of June 30, 2014, respectively. Contingent consideration was initially recorded based on the estimated present value of the probability weighted revenue projections for the three fiscal years following the acquisition date. In the second quarter of 2014, an adjustment to contingent consideration was recorded based on revised estimates, which resulted in a $0.9 million reduction in Cost of sales during the three months ended June 30, 2014.

3.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Short-term inventories:
Raw materials	$46,940	$52,598
Work-in-process	1,422	4,902
Finished goods	13,369	49,351
Supplies	2,337	3,541

	64,068	110,392
Long-term inventories:
Finished goods	1,295	1,249

Total inventories	$65,363	$111,641

Long-term inventories are recorded in other assets.

4.	Fair Value Measurements

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.

The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. These levels are: Level 1 (inputs are quoted prices in active markets for identical assets or liabilities); Level 2 (inputs are other than quoted prices that are observable, either directly or indirectly through corroboration with observable market data); and Level 3 (inputs are unobservable, with little or no market data that exists, such as internal financial forecasts). The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at June 30, 2014	Level 1	Level 2	Level 3
Financial Assets
Non-qualified retirement savings plan assets	$6,234	$5,085	$1,149	$—

Total Assets	$6,234	$5,085	$1,149	$—

Financial Liabilities
Contingent consideration	$(3,548)	$—	$—	$(3,548)
Derivatives	(224)	—	(224)	—

Total Liabilities	$(3,772)	$—	$(224)	$(3,548)

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Financial Assets
Non-qualified retirement savings plan assets	$6,000	$4,944	$1,056	$—
Derivatives	1	—	1	—

Total Assets	$6,001	$4,944	$1,057	$—

Financial Liabilities
Contingent consideration	$(4,425)	$—	$—	$(4,425)
Derivatives	(1)	—	(1)	—

Total Liabilities	$(4,426)	$—	$(1)	$(4,425)

The non-qualified retirement savings plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy, as well as securities that are not actively traded on major exchanges, valued using the Net Asset Value (“NAV”) of the underlying investments classified as Level 2 within the fair value hierarchy. The Company’s derivatives consist of foreign currency forward contracts, which are accounted for as cash flow hedges, and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The fair value of contingent consideration was estimated based on the present value of the probability weighted revenue projections for the three fiscal years following the acquisition date of Permalok. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. The discount rate used in the analysis was 5.3%. Changes in the fair value of the contingent consideration payment are reflected in earnings during the period that the change in the estimated fair value is calculated.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of June 30, 2014, all derivative contracts held by the Company were designated as hedges. As of December 31, 2013, the total notional amount of the derivative contracts not designated as hedges was $0.1 million (CAD$0.1 million). As of June 30, 2014 and December 31, 2013, the total notional amount of the derivative contracts designated as hedges was $6.2 million (CAD$6.6 million) and $3.8 million (CAD$4.1 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of June 30, 2014.

For the three month and six month periods ended June 30, 2014, the losses from derivative contracts not designated as hedging instruments recognized in net sales were $0.2 million and $0.1 million, respectively. For the three months and six months ended June 30, 2013 the gains (losses) from derivative contracts not designated as hedging instruments recognized in net sales were $0.1 million and ($12,000), respectively. At June 30, 2014, there is $0.1 million of unrealized pretax loss on outstanding derivatives accumulated in other comprehensive loss, substantially all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Income (Loss)” for additional quantitative information regarding derivative gains and losses.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, the ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $175,000 to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $169 million to $1.76 billion and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with the ODEQ. The Company is one of many Upland Source Control Sites working with the ODEQ on Source Control and is considered a “medium” priority site by the ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005 and a revised draft RI/SCE Report in January 2014 (2014 RI/SCE Report). The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and complete paving the site was completed; (4) a state-of-the art- stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company completed its second round of groundwater sampling for the Stained Soil Investigation Area in May and November 2013. The results were reported to ODEQ in January 2014 in the RI/SCE Report.

The Company anticipates having to spend less than $0.1 million for further Source Control work in 2014.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which will include funding $360,000 of the assessment, which was accrued as of June 30, 2014. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA.

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

Houston Environmental Cleanup

In connection with the Company’s sale of its OCTG business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was admitted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business discussed in Note 2, “Acquisitions and Disposals” if the purchaser of the OCTG business exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained. As the Company is in the early stages of this process, no adjustment to the condensed consolidated financial statements has been recorded as of the date of this filing. We expect to be able to estimate the potential costs by early 2015.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at June 30, 2014. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

7.	Segment Information

The Company’s business is the manufacturing of welded steel pipe. Within this business, the Company’s operations are organized into two reportable segments: the Water Transmission Group and the Tubular Products Group. These reportable segments are based on the nature of the products and the manufacturing process. The Water Transmission Group manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission Group makes products for industrial plant piping systems and certain structural applications. The Tubular Products Group manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agriculture and industrial systems. These two segments represent distinct business activities, which management evaluates based on segment gross profit and operating income. Transfers between segments in the periods presented were not material.

The Tubular Products Group also manufactured and marketed OCTG products through March 30, 2014. The operating results of the OCTG business have been classified as discontinued operations and are not included in the operating results presented below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net sales:
Water transmission	$62,205	$58,148	$105,204	$136,761
Tubular products	39,783	29,794	79,431	58,516

Total	$101,988	$87,942	$184,635	$195,277

Gross profit (loss):
Water transmission	$11,491	$12,125	$13,159	$31,995
Tubular products	(174)	3,085	2,472	6,134

Total	$11,317	$15,210	$15,631	$38,129

Operating income (loss):
Water transmission	$9,543	$10,499	$9,244	$28,532
Tubular products	(589)	2,774	1,705	5,509
Corporate	(3,555)	(4,004)	(6,676)	(7,883)

Total	$5,399	$9,269	$4,273	$26,158

8.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors: the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (RSUs) and performance share awards (PSAs). In addition, the Company has one inactive stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, under which previously granted options remain outstanding.

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of sales	$81	$139	$92	$267
Selling, general and administrative expenses	749	627	1,093	1,025

Total	$830	$766	$1,185	$1,292

As of June 30, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2014 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2014	40,000	$25.44
Options granted	—	—
Options exercised or exchanged	(2,000)	14.00
Options canceled	—	—

Balance, June 30, 2014	38,000	26.05	4.38	$543

Exercisable, June 30, 2014	38,000	26.05	4.38	$543

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s RSUs and PSAs as of June 30, 2014 and changes during the six months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at January 1, 2014	257,087	$30.69
RSUs and PSAs granted	87,353	41.76
RSUs and PSAs vested	(80,469)	25.82
RSUs and PSAs canceled	(29,121)	32.09

Unvested RSUs and PSAs at June 30, 2014	234,850	36.31

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of RSUs and PSAs at June 30, 2014 includes approximately 188,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the six months ended June 30, 2014 and 2013, stock awards of 7,640 and 4,912 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $36.00 and $27.49 in 2014 and 2013, respectively.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2009.

The Company had $2.9 million and $6.2 million of unrecognized tax benefits at June 30, 2014 and December 31, 2013, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to statute requirements; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.4 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes from continuing operations at an estimated effective tax rate of 35.6% for the three and six month periods ended June 30, 2014, and estimated effective tax rates of 34.5% and 32.7%, respectively for the three and six month periods ended June 30, 2013.

10.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding for continuing and discontinued operations were calculated as follows for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Income from continuing operations	$3,182	$5,547	$1,971	$16,523
Income (loss) from discontinued operations	10	14	(10,883)	(1,456)

Net income (loss)	$3,192	$5,561	$(8,912)	$15,067

Basic weighted-average common shares outstanding	9,513	9,443	9,510	9,440
Effect of potentially dilutive common shares(1)	92	38	86	34

Diluted weighted-average common shares outstanding	9,605	9,481	9,596	9,474

Earnings (loss) per basic common share
Continuing operations	$0.34	$0.59	$0.21	$1.75
Discontinued operations	—	—	(1.15)	(0.15)

Total	$0.34	$0.59	$(0.94)	$1.60

Earnings (loss) per diluted common share
Continuing operations	$0.33	0.59	0.21	1.74
Discontinued operations	—	—	(1.14)	(0.15)

Total	$0.33	$0.59	$(0.93)	$1.59

Antidilutive shares not included in diluted common share calculation	66	95	66	124

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

11.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in the components of accumulated other comprehensive income (loss) during the six months ended June 30, 2014 and June 30, 2013 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)

Other comprehensive income (loss) before reclassifications	—	196	196
Amounts reclassified from accumulated other comprehensive income (loss)	129	(41)	88

Net current period other comprehensive income (loss)	129	155	284

Balance, June 30, 2013	$(2,059)	$70	$(1,989)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2013	$(1,275)	$14	$(1,261)

Other comprehensive income (loss) before reclassifications	73	(32)	41
Amounts reclassified from accumulated other comprehensive income (loss)	55	(13)	42

Net current period other comprehensive income (loss)	128	(45)	83

Balance, June 30, 2014	$(1,147)	$(31)	$(1,178)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statement of Operations

Pension liability adjustment
Net periodic pension cost	$(86)	$(196)	Cost of sales
	31	67	Tax benefit

	$(55)	$(129)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$20	$65	Net sales
	(7)	(24)	Tax expense

	$13	$41	Net of tax

Total reclassifications for the period	$(42)	$(88)

12.	Recent Accounting and Reporting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” which changes the criteria for when the disposal of a component of an entity may be presented as discontinued operations. The guidance requires that the disposal be considered strategic shift, (such as the disposal of a major geographical area, a major line of business, a major equity method investment, or other major part of an entity) which will have a major effect on a reporting entity’s operating and financial results in order to be presented as discontinued operations. Disposals that qualify for discontinued operations presentation will require expanded disclosures. The guidance is effective for disposals that occur during annual periods beginning on or after December 15, 2014.

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St Louis, Missouri; Salt Lake City, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 57.0% of net sales from continuing operations in the first six months of 2014.

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

Our Tubular Products Group manufactures other welded steel products in Atchison, Kansas. The oil country tubular goods (“OCTG”) division of our business previously operated out of Houston, Texas; and Bossier City, Louisiana, was sold on March 30, 2014 and has been classified as discontinued operations. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 43.0% of net sales from continuing operations in the first six months of 2014.

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

Results of Operations

The following tables set forth, for the period indicated, certain financial information regarding costs and expenses expressed as a percentage of total net sales and net sales of our business segments from continuing operations. The results of our OCTG business have been classified as discontinued operations and have been excluded from the tables below.

	Three months ended June 30, 2014		Three months ended June 30, 2013
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$62,205	61.0%	$58,148	66.1%
Tubular Products	39,783	39.0	29,794	33.9

Total net sales	101,988	100.0	87,942	100.0
Cost of sales	90,671	88.9	72,732	82.7

Gross profit	11,317	11.1	15,210	17.3
Selling, general and administrative expense	5,918	5.8	5,941	6.8

Operating income	5,399	5.3	9,269	10.5
Other income	26	0.0	4	0.0
Interest income	82	0.1	60	0.1
Interest expense	(569)	(0.6)	(867)	(1.0)

Income before income taxes	4,938	4.8	8,466	9.6
Income tax expense	1,756	1.7	2,919	3.3

Income from continuing operations	$3,182	3.1%	$5,547	6.3%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		18.5%		20.9%
Tubular Products		(0.4)		10.4

	Six months ended June 30, 2014		Six months ended June 30, 2013
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$105,204	57.0%	$136,761	70.0%
Tubular Products	79,431	43.0	58,516	30.0

Total net sales	184,635	100.0	195,277	100.0
Cost of sales	169,004	91.5	157,148	80.5

Gross profit	15,631	8.5	38,129	19.5
Selling, general and administrative expense	11,358	6.2	11,971	6.1

Operating income	4,273	2.3	26,158	13.4
Other income (expense)	(37)	(0.0)	(37)	(0.0)
Interest income	163	0.1	243	0.1
Interest expense	(1,339)	(0.7)	(1,824)	(0.9)

Income before income taxes	3,060	1.7	24,540	12.6
Income tax expense	1,089	0.6	8,017	4.1

Income from continuing operations	$1,971	1.1%	$16,523	8.5%

Gross profit as a percentage of segment net sales:
Water Transmission		12.5%		23.4%
Tubular Products		3.1		10.5

Three Months and Six Months Ended June 30, 2014 Compared to Three Months and Six Months Ended June 30, 2013

Net sales. Net sales from continuing operations increased 16.0% to $102.0 million for the second quarter of 2014 compared to $87.9 million for the second quarter of 2013 and decreased 5.4% to $184.6 million for the first six months of 2014 compared to $195.3 million for the first six months of 2013. One customer from the Water Transmission segment accounted for 19.1% of total net sales from continuing operations in the second quarter of 2014. The same customer from the Water Transmission segment accounted for 13.0% of total net sales from continuing operations in the first six months of 2014. One customer in the Water Transmission segment accounted for 16.9% of total net sales from continuing operations in the second quarter of 2013. The same customer accounted for 22.5% of total net sales in the first six months of 2013.

Water Transmission sales from continuing operations increased 7.0% to $62.2 million for the second quarter of 2014 compared to $58.1 million for the second quarter of 2013 and decreased 23.1% to $105.2 million for the first six months of 2014 compared to $136.8 million for the first six months of 2013. The increase in sales in the second quarter of 2014 compared to the second quarter of 2013 was due to a 78% increase in tons produced, partially offset by a 40% decrease in selling prices per ton. The increase in tons produced was due to the start of the Tarrant County Integrated Pipeline Project and the Madison Gillette project in Wyoming. The ending of the Lake Texoma project early in the second quarter of 2013 decreased volumes compared to 2014. The decrease in selling prices per ton in the second quarter of 2014 was due to an overall 30% decrease in material costs per ton including steel. The decrease in sales in the first six months of 2014 compared to the first six months of 2013 was due to a 10% decrease in tons produced and a 15% decrease in average selling price per ton. The decrease in selling prices per ton in the first six months of 2014 was due to a 7% decrease in material costs per ton including steel. We have experienced significant declines in bidding activity for the last several quarters. This has led to increased competition on the remaining projects. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations increased 33.5% to $39.8 million in the second quarter of 2014 compared to $29.8 million in the second quarter of 2013 and increased 35.7% to $79.4 million in the first six months of 2014 compared to $58.5 million in the first six months of 2013. The sales increase in the second quarter of 2014 compared to the second quarter of 2013 was due to a 37% increase in tons sold partially offset by a 3% decrease in selling price per ton. We sold 40,900 tons in the second quarter of 2014 compared to 29,800 tons in the second quarter of 2013. The increase in tons sold was primarily due to increased production volumes obtained after the completion of our modernization project, which increased our capacity. The decrease in selling price per ton was due to continued pricing pressures from imported pipe. The sales increase in the first six months of 2014 compared to the same period in 2013 was due to a 39% increase in tons sold from 57,400 tons to 79,900 tons partially offset by a 3% decrease in selling price per ton. The increase in tons sold in the first six months of 2014 was due to increased production volume capacity obtained following the completion of our modernization project and pipe shipped during the first quarter of 2014 for the Double H Pipeline project, the largest line pipe project in Company history. The decrease in selling price was due to continued pricing pressures from imported pipe in 2014. Energy pipe sales volume increased 51% from 20,800 tons in the second quarter of 2013 to 31,400 tons in the second quarter of 2014, and increased 67% from 37,700 tons in the first six months of 2013 to 62,800 tons in the first six months of 2014.

Gross profit. Gross profit decreased 25.6% to $11.3 million (11.1% of total net sales from continuing operations) in the second quarter of 2014 compared to $15.2 million (17.3% of total net sales from continuing operations) in the second quarter of 2013 and decreased 59.0% to $15.6 million (8.5% of total net sales from continuing operations) in the first six months of 2014 compared to $38.1 million (19.5% of total net sales from continuing operations) in the first six months of 2013.

Water Transmission gross profit decreased $0.6 million, or 5.2%, to $11.5 million (18.5% of segment net sales from continuing operations) for the second quarter of 2014 compared to $12.1 million (20.9% of net sales from continuing operations) for the second quarter of 2013. Water Transmission gross profit decreased $18.8 million, or 58.9% to $13.2 million (12.5% of segment net sales from continuing operations) for the first six months of 2014 compared to $32.0 million (23.4% of segment net sales from continuing operations) for the first six months of 2013. The decrease in gross profit as a percent of net sales in the second quarter of 2014 compared to the second quarter of 2013 was due to the mix of projects produced, partly offset by the increased volumes. The most significant factor in the reduction of gross profit for the first six months of 2014 was the lower volume described above, which had a negative impact on the fixed portion of our cost of goods sold as a percent of sales. The mix of projects produced also contributed to the decrease in gross profit as well as $1.9 million from non-cash inventory purchase adjustments and intangible asset amortization related to our acquisition of Permalok. These decreases were partially offset by a $0.9 million reduction in estimated Permalok contingent consideration recorded in June 2014. This adjustment was based on revisions to Permalok revenue projections for calendar 2014.

Gross profit from Tubular Products decreased $3.3 million, or 105.6%, to a $0.2 million gross loss (negative 0.4% of segment net sales from continuing operations) in the second quarter of 2014 compared to a $3.1 million gross profit (10.4% of segment net sales from continuing operations) in the second quarter of 2013 and decreased $3.7 million, or 59.7%, to $2.5 million (3.1% of segment net sales from continuing operations) in the first six months of 2014 compared to $6.1 million (10.5% of segment net sales from continuing operations) in the first six months of 2013. Margins were negatively impacted by an 11% increase in steel cost per ton in the quarter while average selling prices decreased as noted above. In addition, we had a lower of cost or market inventory adjustment of $1.6 million. The decrease in gross profit and gross profit as a percent of net sales in the first six months of 2014 were negatively impacted by a 9% increase in steel coil cost per ton while average selling prices decreased as noted above. In addition, we had a lower of cost or market inventory adjustment of $1.7 million in the first six months of 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses were flat at $5.9 million (5.8% of total net sales from continuing operations) for the second quarter of 2014 compared to $5.9 million (6.8% of total net sales from continuing operations) for the second quarter of 2013 and decreased to $11.4 million for the first six months of 2014 compared to $12.0 million for the first six months of 2013. The decrease for the first six months of 2014 compared to the first six months of 2013 was due to a decrease in bonus expense.

Interest expense. Interest expense from continuing operations was $0.6 million for the second quarter of 2014 compared to $0.9 million for the second quarter of 2013 and $1.3 million for the first six months of 2014 compared to $1.8 million for the first six months of 2013. The decrease in interest expense was a result of lower average interest rates and lower average borrowings during the second quarter and first six months of of 2014 compared to the second quarter and first six months of 2013 and partially offset in the second quarter by incremental interest associated with payoff of the Term Notes (as defined below).

Income Taxes. The tax expense from continuing operations was $1.8 million in the second quarter of 2014 (an effective tax rate of 35.6%) compared to $2.9 million in the second quarter of 2013 (an effective tax rate of 34.5%) and $1.1 million in the first six months of 2014 (an effective tax rate of 35.6%) compared to $8.0 million in the first six months of 2013 (an effective tax rate of 32.7%). Our effective tax rate in the second quarter of 2013 and in the first six months of 2013 was favorably impacted by the retroactive extension of the federal research and development tax credit.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement (“Credit Agreement”). Our principal uses of liquidity generally include capital expenditures, working capital and debt service. The condensed consolidated statements of cash flows include the impacts from discontinued operations.

As of June 30, 2014, our working capital (current assets minus current liabilities) was $146.1 million compared to $195.4 million as of December 31, 2013. The primary reason for the decrease in working capital was the sale of the working capital assets associated with the OCTG business. Net cash provided by operating activities in the first six months of 2014 was $33.2 million, including net cash provided by discontinued operations of $11.7 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts including a decrease in trade receivables, an increase in billings in excess of cost on uncompleted contracts and a decrease in inventories, partially offset by increases in refundable income taxes, and prepaid expenses and other assets and a decrease in accrued liabilities.

Net cash provided by operating activities in the first six months of 2013 was $13.2 million net of $6.1 million used for discontinued operations. Our primary source of operating cash flow in the first six months of 2013 was net income of $15.1 million. This was partially offset by net fluctuations in working capital accounts including an increase in accounts receivable partially offset by a decrease in cost and estimated earnings in excess of billings, and an increase in accounts payable.

Fluctuations in our working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

Net cash provided by investing activities in the first six months of 2014 was $22.6 million, primarily due to net proceeds of $31.6 million received from the sale of substantially all of the assets and liabilities associated with the OCTG business, partially offset by capital expenditures of $9.0 million. Capital expenditures during the first six months of 2014 included $2.9 million for the replacement of the existing front end of our 16 inch mill at our Atchison plant. Net cash used for investing activities for discontinued operations in the first six months of 2014 was not material. Capital expenditures in 2014 are expected to be approximately $14 million to $17 million.

Net cash used in investing activities in the first six months of 2013 was $19.6 million, primarily for capital expenditures of $18.4 million related to the installation of an additional horizontal accumulator and hydrotester, the replacement of the front end of our 16 inch mill at our Atchison plant, and expansion at our Saginaw plant. Expenditures for these strategic investments during the first six months of 2013 included $3.6 million for the replacement of the existing front end of our 16 inch mill and $1.4 million for a new hydrotester at our Atchison plan, and $7.5 million for expansion projects at our Saginaw plant. In addition there were $2.9 million of funds disbursed under a notes receivable arrangement in the first six months of 2013. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million. Net cash used for investing activities for discontinued operations in the first six months of 2013 was $1.4 million.

Net cash used by financing activities in the first six months of 2014 was $56.4 million, which resulted primarily from net repayments under our line of credit and long-term debt totaling $54.4 million. Net cash used for financing activities for discontinued operations in the first six months of 2014 was $0.3 million.

Net cash provided by financing activities in the first six months of 2013 was $6.5 million, which resulted primarily from net borrowings under our Credit Agreement and Note purchase agreement of $8.9 million. Net cash used in financing activities for discontinued operations in the first six months of 2013 was $0.6 million.

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

Line of Credit and Long-Term Debt

At June 30, 2014, the Company’s debt consisted of $39.9 million in borrowings pursuant to its $165.0 million Credit Agreement. The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 1.75% under the Credit Agreement at June 30, 2014. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At June 30, 2014, we had $50.2 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.43% at June 30, 2014.

During the six month period ended June 30, 2014, the Company paid all principal balances related to its Series A, Series B, Series C, and Series D Term Notes, (“Term Notes”) and has no outstanding Term Note balances as of June 30, 2014.

We had a total of $2.1 million in capital lease obligations outstanding at June 30, 2014. The weighted average interest rate on all of our capital leases is 9.87%. Our capital leases are for certain equipment used in the manufacturing process.

The Credit Agreement places various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement requires us to be in compliance with certain financial covenants. The results of our financial covenants as of June 30, 2014 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of June 30, 2014 is 1.54:1.0.

•	The Consolidated Tangible Net Worth must be greater than $211.9 million. Our Tangible Net Worth as of June 30, 2014 is $227.9 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at June 30, 2014 is 2.03:1.0

As of June 30, 2014, we are in compliance with all financial covenants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2013 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon this evaluation our CEO and CFO have concluded our disclosure controls and procedures were not effective as of June 30, 2014 due to the material weakness in internal control over financial reporting described below.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 17, 2014 and when our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed on May 9, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013 and March 31, 2014, respectively, and management concluded that our internal control over financial reporting was effective as of December 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 and March 31, 2014 and management concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2014, which management has also determined to exist as of December 31, 2013 and March 31, 2014:

•	We did not design and maintain effective controls over our impairment assessment of goodwill. Specifically, we did not design and maintain effective controls related to the critical review of assumptions, data inputs and results of the goodwill impairment analysis, and the identification of changes in events and circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests.

The control deficiency did not result in any adjustments to our annual or interim consolidated financial statements; however, the control deficiency could result in misstatements to the goodwill and impairment of goodwill account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

We will be amending our Annual Report on Form 10-K for 2013, as well as our Quarterly Report on Form 10-Q for the first quarter of 2014 to reflect the conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013, and our disclosure controls and procedures were not effective as of March 31, 2014.

Plans for Remediation of Material Weakness

We are currently developing a detailed remediation plan with specific actions to address each element of the material weakness. Once finalized, the plan will be reviewed and approved by the Audit Committee and we will begin our remediation procedures. We expect to have that work completed by the end of the year, although there can be no assurance we will accomplish that goal.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014.*

10.2	Form of Performance Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed witht the Securities and Exchange Commisson on June 4, 2014*

10.3	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of May 29, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2014

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)