Form 10-K/A
period 2013-12-31
NORTHWEST PIPE CO
filed 2014-09-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2013, Northwest Pipe Company (“the Company”) is updating Item 9A as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014 (the “Original Filing”) to reflect changes in our assessment of internal controls over financial reporting and disclosure controls and procedures. This update is a result of identifying a material weakness in the Company’s internal control over financial reporting related to our impairment assessment of goodwill. Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and revised reports and new consents of the independent registered public accounting firms and as required to reflect the change in Item 9A (Controls and Procedures), no additional modifications or updates to the consolidated financial statements, financial statement schedule, or data in this Form 10-K/A have been made to the consolidated financial statements, financial statement schedule, or data for the years ended December 31, 2013, December 31, 2012 or December 31, 2011 as filed in the Original Filing.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included on pages F-1 to F-33 at the end of this 2013 Form 10-K/A. The only changes from the financial statements filed with the Company’s Original Filing are changes to the Report of Independent Registered Public Accounting Firm on Page F-1.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on March 17, 2014 our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, our management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting (as restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2013:

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

For the purposes of conducting our 2013 evaluation of the effectiveness of our internal control over financial reporting, we have excluded Permalok from our assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company on December 30, 2013, whose financial statements constitute 5% and 0% of total assets and total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Refer to Part II—Note 1, “Summary of Significant Accounting Policies” of this 2013 Form 10-K/A for further discussion of the acquisition and the impact on our Consolidated Financial Statements.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2013, our management, including our CEO and CFO, previously concluded that we maintained effective internal control over financial reporting as of December 31, 2013. We have subsequently concluded that the material weakness described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control-Integrated Framework (1992) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Plan for Remediation of Material Weakness

In response to the material weakness described above, our management, with the oversight from our Audit Committee of the Board of Directors, plans to take measures to remediate the underlying causes of the material weakness. We will take the following actions to improve the design of our internal control in order to remediate this weakness:

•	Review, expand, and enhance documentation of the processes related to the impairment assessment of goodwill.

•

Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review of the results of the goodwill impairment analysis.

•	Design, document, and implement control procedures specifically related to the evaluation of changes in events and circumstances which occur between annual impairment tests.

•	Test and evaluate the design and operating effectiveness of the control procedures.

•	Conclude on the effectiveness of the remediation plan.

We believe these additional internal controls will be effective in remediating the material weakness described above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) (3) Exhibits included herein:

Exhibit Number	Description
3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.3	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.4	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.5	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.6	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, and Gary A. Stokes, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009

10.7	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.8	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.9	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.10	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

Exhibit Number	Description
10.11	Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.12	Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.13	Separation Agreement and Release, dated January 20, 2011, between Northwest Pipe Company and Stephanie J. Welty, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2011*

10.14	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.15	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.16	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of July 6, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on April 27, 2012

10.17	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.18	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.19	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.20	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.21	Amended and Restated Credit Agreement dated October 24, 2012, by and among Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association and Bank of the West, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.22	Third Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 24, 2012 by and between Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association, Bank of the West, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.23	Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012

10.24	Ninth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

Exhibit Number	Description
10.25	Northwest Pipe Company 2012 Salaried Employee Cash Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 27, 2013

10.26	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.27	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.28	Change in Control Agreement between Northwest Pipe Company and William Smith dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013

10.29	Change in Control Agreement between Northwest Pipe Company and Martin Dana dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013

10.30	Northwest Pipe Company 2014 Short Term Incentive Plan dated as of February 28, 2014, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

16	Letter re change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A dated August 20, 2012, as filed with the Securities and Exchange Commission on September 5, 2012

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

23.2	Consent of Deloitte & Touche LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2013 and 2012 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the Company not designing and maintaining effective controls over its impairment assessment of goodwill existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Company not designing and maintaining effective controls over its impairment assessment of goodwill existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 17, 2014, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is September 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of September 2014.

NORTHWEST PIPE COMPANY

By	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer