Form 10-Q/A
period 2014-03-31
NORTHWEST PIPE CO
filed 2014-09-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

Explanatory Note

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2014 (the “March 2014 Form 10-Q/A”), Northwest Pipe Company (“the Company”) is updating Item 4 (Controls and Procedures) as of March 31, 2014 and for the quarter ended March 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2014 (the “Original Filing”) to reflect changes in our assessment of internal controls over financial reporting and disclosure controls and procedures. Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and as required to reflect the change in Item 4 (Controls and Procedures), no modifications or updates have been made to the consolidated financial statements or data for the quarters ended March 31, 2014 and March 31, 2013, as filed in the Original Filing.

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

Plans for Remediation of Material Weakness

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

We believe these additional internal controls will be effective in remediating the material weakness described above; however, we may determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6.	Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

2.1	Asset Purchase Agreement by and between Northwest Pipe Company and Centric Pipe, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2014

10.1	Northwest Pipe Company 2014 Short Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2014*

10.2	Executive Employment Agreement between Northwest Pipe Company and Gary A. Stokes, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2014*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

101.INS	XBRL Instance Document, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

101.SCH	XBRL Taxonomy Extension Schema Document, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

101.CAL	XBRL Taxonomy Extension Calculation Document, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

101.DEF	XBRL Taxonomy Definition Linkbase Document, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

101.LAB	XBRL Taxonomy Extension Label Linkbase Document, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, as filed with the Securities and Exchange Commission on May 9, 2014

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 4, 2014

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

4