Form 10-Q
period 2014-09-30
NORTHWEST PIPE CO
filed 2014-11-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,520,067
(Class)	(Shares outstanding at October 31, 2014)

NORTHWEST PIPE COMPANY

FORM 10-Q

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$72	$588
Trade and other receivables, less allowance for doubtful accounts of $391 and $685	47,544	72,470
Costs and estimated earnings in excess of billings on uncompleted contracts	55,774	50,468
Inventories	77,272	110,392
Refundable income taxes	3,888	1,073
Deferred income taxes	5,430	6,208
Prepaid expenses and other	5,873	2,381

Total current assets	195,853	243,580
Property and equipment, net	132,097	143,061
Goodwill	21,348	25,760
Other assets	19,698	21,058

Total assets	$368,996	$433,459

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$5,714
Current portion of capital lease obligations	998	2,216
Accounts payable	21,978	21,731
Accrued liabilities	10,301	15,194
Billings in excess of costs and estimated earnings on uncompleted contracts	1,312	3,368

Total current liabilities	34,589	48,223
Note payable to financial institution	46,649	87,919
Long-term debt, less current portion	—	643
Capital lease obligations, less current portion	846	5,679
Deferred income taxes	12,208	11,842
Pension and other long-term liabilities	15,742	17,303

Total liabilities	110,034	171,609

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,520,067 and 9,449,299 shares issued and outstanding	95	94
Additional paid-in-capital	115,370	114,559
Retained earnings	144,567	148,458
Accumulated other comprehensive loss	(1,070)	(1,261)

Total stockholders’ equity	258,962	261,850

Total liabilities and stockholders’ equity	$368,996	$433,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$116,505	$78,527	$301,140	$273,804
Cost of sales	100,685	67,273	269,689	224,421

Gross profit	15,820	11,254	31,451	49,383
Selling, general and administrative expense	6,489	5,556	17,847	17,527

Operating income	9,331	5,698	13,604	31,856
Other income (expense)	39	(242)	2	(279)
Interest income	220	94	383	337
Interest expense	(457)	(893)	(1,796)	(2,717)

Income before income taxes	9,133	4,657	12,193	29,197
Income tax expense	3,275	1,923	4,364	9,940

Income from continuing operations	5,858	2,734	7,829	19,257

Discontinued operations:
Income (loss) from operations of discontinued business	46	(2,895)	(2,601)	(5,034)
Loss on sale of business	(1,414)	—	(13,497)	—
Income tax benefit	(531)	(1,177)	(4,378)	(1,860)

Loss on discontinued operations	(837)	(1,718)	(11,720)	(3,174)

Net income (loss)	$5,021	$1,016	$(3,891)	$16,083

Basic earnings (loss) per share
Continuing operations	$0.62	$0.29	$0.82	$2.04
Discontinued operations	(0.09)	(0.18)	(1.23)	(0.34)

Total	$0.53	$0.11	$(0.41)	$1.70

Diluted earnings (loss) per share
Continuing operations	$0.61	$0.29	$0.82	$2.03
Discontinued operations	(0.09)	(0.18)	(1.23)	(0.34)

Total	$0.52	$0.11	$(0.41)	$1.69

Shares used in per share calculations:
Basic	9,519	9,449	9,513	9,443

Diluted	9,616	9,517	9,595	9,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$5,021	$1,016	$(3,891)	$16,083

Other comprehensive income (loss):
Pension liability adjustment, net of tax	63	65	191	194
Deferred gain (loss) on cash flow derivatives, net of tax	45	(62)	—	93

Other comprehensive income	108	3	191	287

Comprehensive income (loss)	$5,129	$1,019	$(3,700)	$16,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(3,891)	$16,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,098	10,111
Amortization of intangible assets	409	20
Provision for doubtful accounts	(294)	(1,029)
Amortization of debt issuance costs	305	476
Loss on impairment	—	250
Deferred income taxes	1,144	3,603
Loss on sale of business	13,497	—
Stock based compensation expense	2,067	2,167
Unrealized (gain) loss on foreign currency forward contracts	(23)	(193)
Adjustments to contingent consideration	(1,736)	—
Other, net	25	16
Changes in operating assets and liabilities:
Trade and other receivables, net	19,113	(22,082)
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(7,362)	19,775
Inventories	1,435	3,901
Refundable income taxes	(2,815)	(1,339)
Prepaid expenses and other assets	1,524	1,702
Accounts payable	2,246	2,566
Accrued and other liabilities	(4,576)	(14,642)

Net cash provided by operating activities	31,166	21,385

Cash Flows From Investing Activities:
Additions to property and equipment	(11,619)	(22,080)
Proceeds from sale of business	29,791	—
Proceeds from the sale of property and equipment	8	1,695
Issuance of notes receivable	—	(5,700)
Other investing activities	22	(250)

Net cash provided by (used in) investing activities	18,202	(26,335)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	28	72
Tax withholdings related to net share settlements of restricted stock awards and performance shares	(1,283)	(802)
Payments on long-term debt	(6,357)	(4,286)
Borrowings under note payable to financial institution	184,081	138,971
Payments on note payable to financial institution	(225,351)	(126,553)
Payments on capital lease obligations	(1,002)	(2,465)

Net cash provided by (used in) financing activities	(49,884)	4,937

Change in cash and cash equivalents	(516)	(13)
Cash and cash equivalents, beginning of period	588	46

Cash and cash equivalents, end of period	$72	$33

Non-Cash Investing Activity:
Accrued property and equipment purchases	222	1,233

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2013 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013 (the “2013 Form 10-K”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2013 Form 10-K.

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

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2014.

2.	Acquisitions and Disposals

Disposal of OCTG Business

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included within the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $12.1 million recorded in the three months ended March 31, 2014. The calculation of the loss on sale included a writedown of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, and $1.8 million was used to pay for transaction costs, resulting in net proceeds paid to the Company at closing of $31.6 million.

During the three months ended September 30, 2014, an additional loss of $1.4 million on the sale of the OCTG business was recorded, due primarily to the net working capital adjustment settled between the Company and the buyer in September 2014. For the nine months ended September 30, 2014, loss on disposal of the OCTG business was $13.5 million, and net proceeds from the sale were $29.8 million.

In connection with the sale, the Company and the purchaser entered into a six-month lease of the real property located in Houston, Texas and the Company granted the purchaser an option to purchase the property under certain circumstances. In September 2014, the lease on the Houston property was extended an additional three months.

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

The table below presents the operating results for the Company’s discontinued operations (in thousands). These operating results for the three month and nine month periods ended September 30, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$—	$24,495	$22,225	$86,553
Cost of sales	(46)	26,937	24,331	90,252

Gross profit (loss)	46	(2,442)	(2,106)	(3,699)
Selling, general and administrative expense	—	416	396	1,117

Operating income (loss)	46	(2,858)	(2,502)	(4,816)
Interest income	—	47	—	47
Interest expense	—	(84)	(99)	(265)
Loss on sale of business	(1,414)	—	(13,497)	—

Loss before income taxes	(1,368)	(2,895)	(16,098)	(5,034)
Income tax benefit	(531)	(1,177)	(4,378)	(1,860)

Loss on discontinued operations	$(837)	$(1,718)	$(11,720)	$(3,174)

Acquisition of Permalok Corporation

On December 30, 2013 the Company acquired 100% of the outstanding shares of capital stock of Permalok Corporation (“Permalok”), a fabricator of steel piping utilizing the Permalok interlocking pipe joining system. Total consideration (net of cash received) of $15.7 million was paid to the owners of the business, resulting in the recording of $5.3 million of goodwill, none of which is expected to be deductible for tax purposes. Contingent consideration of $17,000 and $2.7 million is recorded in accrued liabilities and other long-term liabilities as of September 30, 2014, respectively. Contingent consideration was initially recorded based on the estimated present value of the probability weighted revenue projections for the three fiscal years following the acquisition date. In the second quarter of 2014, an adjustment to contingent consideration was recorded based on revised estimates, which resulted in a $0.9 million reduction in cost of sales during the three months ended June 30, 2014. In the third quarter of 2014, an additional adjustment to contingent consideration was recorded based on further revised estimates, which resulted in a $0.9 million and $1.7 million reduction in cost of sales during the three and nine months ended September 30, 2014, respectively.

3.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Short-term inventories:
Raw materials	$53,472	$52,598
Work-in-process	2,057	4,902
Finished goods	19,406	49,351
Supplies	2,337	3,541

	77,272	110,392
Long-term inventories:
Finished goods	1,398	1,249

Total inventories	$78,670	$111,641

Long-term inventories are recorded in other assets.

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at September 30, 2014	Level 1	Level 2	Level 3
Financial Assets
Non-qualified retirement savings plan assets	$6,220	$5,054	$1,166	$—
Derivatives	27	—	27	—

Total Assets	$6,247	$5,054	$1,193	$—

Financial Liabilities
Contingent consideration	$(2,689)	$—	$—	$(2,689)
Derivatives	(27)	—	(27)	—

Total Liabilities	$(2,716)	$—	$(27)	$(2,689)

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Financial Assets
Non-qualified retirement savings plan assets	$6,000	$4,944	$1,056	$—
Derivatives	1	—	1	—

Total Assets	$6,001	$4,944	$1,057	$—

Financial Liabilities
Contingent consideration	$(4,425)	$—	$—	$(4,425)
Derivatives	(1)	—	(1)	—

Total Liabilities	$(4,426)	$—	$(1)	$(4,425)

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

The fair value of contingent consideration was estimated based on the present value of the probability weighted revenue projections for the three fiscal years following the acquisition date of Permalok. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. The discount rate used in the analysis was 4.7% at September 30, 2014 and 5.3% at December 31, 2013. Changes in the fair value of the contingent consideration payment are reflected in earnings during the period that the change in the estimated fair value is calculated.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and note payable to financial institution approximate fair value due to the short-term nature of these instruments.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of September 30, 2014, all derivative contracts held by the Company were designated as hedges. As of December 31, 2013, the total notional amount of the derivative contracts not designated as hedges was $0.1 million (CAD$0.1 million). As of September 30, 2014 and December 31, 2013, the total notional amount of the derivative contracts designated as hedges was $3.6 million (CAD$4.0 million) and $3.8 million (CAD$4.1 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of September 30, 2014.

For the three month and nine month periods ended September 30, 2014, the gains from derivative contracts not designated as hedging instruments recognized in net sales were $0.2 million and $0.1 million, respectively. For both the three months and nine months ended September 30, 2013 the losses from derivative contracts not designated as hedging instruments recognized in net sales were $0.1 million. At September 30, 2014, there is $18,000 of unrealized pretax gain on outstanding derivatives accumulated in other comprehensive loss, substantially all of which is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Income (Loss)” for additional quantitative information regarding derivative gains and losses.

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

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of the ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to the ODEQ in the third quarter of 2012. Comments from the ODEQ were received in November 2012. In February 2013, the ODEQ clarified its comments from November 2012, and the Company completed its second round of groundwater sampling for the Stained Soil Investigation Area in May and November 2013. The results were reported to ODEQ in January 2014 in the RI/SCE Report. Comments were received by the ODEQ in June 2014 and will be addressed in a revised report by the end of 2014.

The Company anticipates having to spend less than $0.1 million for further Source Control work in 2014.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which will include funding $360,000 of the assessment; $216,000 of the assessment was paid out in July and the remaining $144,000 is expected to be paid out by the end of the year. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $3.1 million at September 30, 2014. The stand-by letters of credit relate to workers’ compensation insurance and equipment financing.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net sales:
Water transmission	$76,857	$46,835	$182,061	$183,596
Tubular products	39,648	31,692	119,079	90,208

Total	$116,505	$78,527	$301,140	$273,804

Gross profit (loss):
Water transmission	$16,559	$7,932	$29,718	$39,927
Tubular products	(739)	3,322	1,733	9,456

Total	$15,820	$11,254	$31,451	$49,383

Operating income (loss):
Water transmission	$14,429	$6,306	$23,673	$34,838
Tubular products	(1,155)	2,951	550	8,460
Corporate	(3,943)	(3,559)	(10,619)	(11,442)

Total	$9,331	$5,698	$13,604	$31,856

8.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of sales	$62	$199	$154	$466
Selling, general and administrative expenses	820	678	1,913	1,701

Total	$882	$877	$2,067	$2,167

As of September 30, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.0 million, which is expected to be recognized over a weighted average period of 1.9 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2014 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2014	40,000	$25.44
Options granted	—	—
Options exercised or exchanged	(2,000)	14.00
Options canceled	—	—

Balance, September 30, 2014	38,000	26.05	4.03	$310

Exercisable, September 30, 2014	38,000	26.05	4.03	$310

Restricted Stock Units and Performance Awards

A summary of the status of the Company’s RSUs and PSAs as of September 30, 2014 and changes during the nine months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at January 1, 2014	257,087	$30.69
RSUs and PSAs granted	87,353	41.76
RSUs and PSAs vested	(80,469)	25.82
RSUs and PSAs canceled	(32,756)	32.36

Unvested RSUs and PSAs at September 30, 2014	231,215	36.34

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards with a market-based vesting condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies and ranges from two to three years. The unvested balance of RSUs and PSAs at September 30, 2014 includes approximately 185,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the nine months ended September 30, 2014 and 2013, stock awards of 9,150 and 4,912 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company records compensation expense based on the fair value per share of the awards on the grant date. The weighted average fair value per share of the awards was $36.07 and $27.49 in the first nine months of 2014 and 2013, respectively.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2010.

The Company had $3.0 million and $6.2 million of unrecognized tax benefits at September 30, 2014 and December 31, 2013, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to statute requirements; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.5 million would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes from continuing operations at an estimated effective tax rate of 35.9% and 35.8% for the three and nine month periods ended September 30, 2014, respectively, and estimated effective tax rates of 41.3% and 34.0%, respectively for the three and nine month periods ended September 30, 2013. Our effective tax rate in the three month period ended September 30, 2013 was greater than our federal statutory rate of 35% primarily due to an increase in the valuation allowance related to an investment in which we were anticipating a future capital loss. Our effective tax rate was less than our federal statutory rate for the nine month period ended Septmeber 30, 2013 primarily due to the favorable impact of the research and development tax credit.

10.	Earnings per Share

Earnings per basic and diluted weighted average common share outstanding for continuing and discontinued operations were calculated as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$5,858	$2,734	$7,829	$19,257
Loss from discontinued operations	(837)	(1,718)	(11,720)	(3,174)

Net income (loss)	$5,021	$1,016	$(3,891)	$16,083

Basic weighted-average common shares outstanding	9,519	9,449	9,513	9,443
Effect of potentially dilutive common shares(1)	97	68	82	55

Diluted weighted-average common shares outstanding	9,616	9,517	9,595	9,498

Earnings (loss) per basic common share
Continuing operations	$0.62	$0.29	$0.82	$2.04
Discontinued operations	(0.09)	(0.18)	(1.23)	(0.34)

Total	$0.53	$0.11	$(0.41)	$1.70

Earnings (loss) per diluted common share
Continuing operations	$0.61	0.29	0.82	2.03
Discontinued operations	(0.09)	(0.18)	(1.23)	(0.34)

Total	$0.52	$0.11	$(0.41)	$1.69

Antidilutive shares not included in diluted common share calculation	65	93	65	97

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

11.	Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in the components of accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 and September 30, 2013 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)

Other comprehensive income (loss) before reclassifications	—	175	175
Amounts reclassified from accumulated other comprehensive income (loss)	194	(82)	112

Net current period other comprehensive income (loss)	194	93	287

Balance, September 30, 2013	$(1,994)	$8	$(1,986)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2013	$(1,275)	$14	$(1,261)

Other comprehensive income (loss) before reclassifications	107	1	108
Amounts reclassified from accumulated other comprehensive income (loss)	84	(1)	83

Net current period other comprehensive income (loss)	191	—	191

Balance, September 30, 2014	$(1,084)	$14	$(1,070)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statement of Operations
Pension liability adjustment
Net periodic pension cost	$(130)	$(295)	Cost of sales
Associated tax benefit	46	101	Income tax expense

	$(84)	$(194)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$4	$131	Net sales
Hedge ineffectiveness	(2)	—	Net sales
Associated tax expense	(1)	(49)	Income tax expense

	$1	$82	Net of tax

Total reclassifications for the period	$(83)	$(112)

12.	Recent Accounting and Reporting Developments

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern” This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company’s financial condition, results of operations or cash flows from the adoption of this guidance.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” which changes the criteria for when the disposal of a component of an entity may be presented as discontinued operations. The guidance requires that the disposal be considered a strategic shift (such as the disposal of a major geographical area, a major line of business, a major equity method investment, or other major part of an entity), which will have a major effect on a reporting entity’s operating and financial results in order to be presented as discontinued operations. Disposals that qualify for discontinued operations presentation will require expanded disclosures. The guidance is effective for disposals that occur during annual periods beginning on or after December 15, 2014. The Company will implement the guidance if and when the Company has a disposal of a component of its business, and the effect on the Company’s financial position, results of operations and cash flows will be assessed at that time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 (the “2013 Form 10-K”) and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 60.5% of net sales from continuing operations in the first nine months of 2014.

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

Our Tubular Products Group manufactures other welded steel products in Atchison, Kansas. The oil country tubular goods (“OCTG”) division of our business, which previously operated out of Houston, Texas and Bossier City, Louisiana, was sold on March 30, 2014 and has been classified as discontinued operations. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. Our Tubular Products Group generated approximately 39.5% of net sales from continuing operations in the first nine months of 2014.

Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs. This correlation is the greatest in our Tubular Products Group as its margins are highly sensitive to changes in steel costs, although margins are also influenced by the current level of imports and overall demand in the marketplace.

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

	Three months ended September 30, 2014		Three months ended September 30, 2013
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$76,857	66.0%	$46,835	59.6%
Tubular Products	39,648	34.0	31,692	40.4

Total net sales	116,505	100.0	78,527	100.0
Cost of sales	100,685	86.4	67,273	85.7

Gross profit	15,820	13.6	11,254	14.3
Selling, general and administrative expense	6,489	5.6	5,556	7.1

Operating income	9,331	8.0	5,698	7.2
Other income	39	0.0	(242)	(0.3)
Interest income	220	0.2	94	0.1
Interest expense	(457)	(0.4)	(893)	(1.1)

Income before income taxes	9,133	7.8	4,657	5.9
Income tax expense	3,275	2.8	1,923	2.4

Income from continuing operations	$5,858	5.0%	$2,734	3.5%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		21.5%		16.9%
Tubular Products		(1.9)		10.5

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$182,061	60.5%	$183,596	67.1%
Tubular Products	119,079	39.5	90,208	32.9

Total net sales	301,140	100.0	273,804	100.0
Cost of sales	269,689	89.6	224,421	82.0

Gross profit	31,451	10.4	49,383	18.0
Selling, general and administrative expense	17,847	5.9	17,527	6.4

Operating income	13,604	4.5	31,856	11.6
Other income (expense)	2	0.0	(279)	(0.1)
Interest income	383	0.1	337	0.1
Interest expense	(1,796)	(0.6)	(2,717)	(1.0)

Income before income taxes	12,193	4.0	29,197	10.6
Income tax expense	4,364	1.4	9,940	3.6

Income from continuing operations	$7,829	2.6%	$19,257	7.0%

Gross profit as a percentage of segment net sales:
Water Transmission		16.3%		21.7%
Tubular Products		1.5		10.5

Three Months and Nine months Ended September 30, 2014 Compared to Three Months and Nine months Ended September 30, 2013

Net sales. Net sales from continuing operations increased 48.4% to $116.5 million for the third quarter of 2014 compared to $78.5 million for the third quarter of 2013 and increased 10.0% to $301.1 million for the first nine months of 2014 compared to $273.8 million for the first nine months of 2013. One customer from the Water Transmission segment accounted for 27.1% of total net sales from continuing operations in the third quarter of 2014. The same customer from the Water Transmission segment accounted for 18.4% of total net sales from continuing operations in the first nine months of 2014. No single customer accounted for more than 10% of total net sales in the third quarter of 2013. One customer in the Water Transmission segment accounted for 18.4% of total net sales from continuing operations in the first nine months of 2013.

Water Transmission sales from continuing operations increased 64.1% to $76.9 million for the third quarter of 2014 compared to $46.8 million for the third quarter of 2013 and decreased 0.8% to $182.1 million for the first nine months of 2014 compared to $183.6 million for the first nine months of 2013. The increase in sales in the third quarter of 2014 compared to the third quarter of 2013 was due to a 175% increase in tons produced, partially offset by a 40% decrease in selling prices per ton. The increase in tons produced was due to the continuing work on the Tarrant County Integrated Pipeline Project and the Madison Gillette project in Wyoming. The decrease in selling prices per ton in the third quarter of 2014 was due to an overall 31% decrease in material costs per ton including steel. The decrease in sales in the first nine months of 2014 compared to the first nine months of 2013 was due to a 22% decrease in average selling price per ton partially offset by a 28% increase in tons produced. The decrease in selling prices per ton in the first nine months of 2014 was due to a 14% decrease in material costs per ton including steel. We have experienced significant competition on recent project bids, which has also contributed to decreased selling prices. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations increased 25.1% to $39.6 million in the third quarter of 2014 compared to $31.7 million in the third quarter of 2013 and increased 32.0% to $119.1 million in the first nine months of 2014 compared to $90.2 million in the first nine months of 2013. The sales increase in the third quarter of 2014 compared to the third quarter of 2013 was due to a 23% increase in tons sold and a 2% increase in selling price per ton. We sold 39,700 tons in the third quarter of 2014 compared to 32,400 tons in the third quarter of 2013. The increase in tons sold was primarily due to increased production volumes obtained after the completion of our modernization project, which increased our capacity. The sales increase in the first nine months of 2014 compared to the same period in 2013 was due to a 33% increase in tons sold from 89,700 tons to 119,600 tons partially offset by a 1% decrease in selling price per ton. The increase in tons sold in the first nine months of 2014 was due to increased production volume capacity obtained following the completion of our modernization project and pipe shipped during the first quarter of 2014 for the Double H Pipeline project, the largest line pipe project in Company history. Energy pipe sales volume increased 26% from 21,900 tons in the third quarter of 2013 to 27,600 tons in the third quarter of 2014, and increased 52% from 59,500 tons in the first nine months of 2013 to 90,400 tons in the first nine months of 2014.

Gross profit. Gross profit increased 40.6% to $15.8 million (13.6% of total net sales from continuing operations) in the third quarter of 2014 compared to $11.3 million (14.3% of total net sales from continuing operations) in the third quarter of 2013 and decreased 36.3% to $31.5 million (10.4% of total net sales from continuing operations) in the first nine months of 2014 compared to $49.4 million (18.0% of total net sales from continuing operations) in the first nine months of 2013.

Water Transmission gross profit increased $8.6 million, or 108.8%, to $16.6 million (21.5% of segment net sales from continuing operations) for the third quarter of 2014 compared to $7.9 million (16.9% of net sales from continuing operations) for the third quarter of 2013. Water Transmission gross profit decreased $10.2 million, or 25.6% to $29.7 million (16.3% of segment net sales from continuing operations) for the first nine months of 2014 compared to $39.9 million (21.7% of segment net sales from continuing operations) for the first nine months of 2013. The increase in gross profit as a percent of net sales in the third quarter of 2014 compared to the third quarter of 2013 was due to the mix of projects produced. The most significant factor in the reduction of gross profit for the first nine months of 2014 was the lower selling price per ton described above coupled with historically low demand in the first quarter of 2014. The mix of projects produced also contributed to the decrease in gross profit as well as $2.0 million from non-cash inventory purchase adjustments and intangible asset amortization related to our acquisition of Permalok. These decreases were partially offset by $1.7 million in reductions in estimated Permalok contingent consideration recorded through September 2014. These adjustments to gross profit were based on revisions to Permalok revenue projections.

Gross profit from Tubular Products decreased $4.1 million, or 122.2%, to a $0.7 million gross loss (negative 1.9% of segment net sales from continuing operations) in the third quarter of 2014 compared to a $3.3 million gross profit (10.5% of segment net sales from continuing operations) in the third quarter of 2013 and decreased $7.7 million, or 81.7%, to $1.7 million (1.5% of segment net sales from continuing operations) in the first nine months of 2014 compared to $9.5 million (10.5% of segment net sales from continuing operations) in the first nine months of 2013. Margins were negatively impacted by a 9% increase in steel cost per ton in the quarter compared to average selling prices that increased 2%. The decrease in gross profit and gross profit as a percent of net sales in the first nine months of 2014 were negatively impacted by a 9% increase in steel coil cost per ton compared to average selling prices that increased 1%. In addition, we had an unfavorable lower of cost or market inventory adjustment of $1.4 million in the first nine months of 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million to $6.5 million (5.6% of total net sales from continuing operations) for the third quarter of 2014 compared to $5.6 million (7.1% of total net sales from continuing operations) for the third quarter of 2013 and increased to $17.8 million (5.9% of total net sales from continuing operations) for the first nine months of 2014 compared to $17.5 million (6.4% of total net sales from continuing operations) for the first nine months of 2013. The increase for the third quarter of 2014 compared to the third quarter of 2013 was primarily due to higher stock incentive and bonus plan expense, additional spending with outside service providers and the inclusion of amortization expense for intangible assets associated with our acquisition of Permalok in December 2013.

Interest expense. Interest expense from continuing operations was $0.5 million for the third quarter of 2014 compared to $0.9 million for the third quarter of 2013 and $1.8 million for the first nine months of 2014 compared to $2.7 million for the first nine months of 2013. The decrease in interest expense primarily was a result of lower average borrowings and lower capital lease balances during the third quarter and first nine months of of 2014 compared to the third quarter and first nine months of 2013.

Income Taxes. The tax expense from continuing operations was $3.3 million in the third quarter of 2014 (an effective tax rate of 35.9%) compared to $1.9 million in the third quarter of 2013 (an effective tax rate of 41.3%) and $4.4 million in the first nine months of 2014 (an effective tax rate of 35.8%) compared to $9.9 million in the first nine months of 2013 (an effective tax rate of 34.0%). Our effective tax rate in the third quarter of 2013 was greater than our federal statutory rate of 35% primarily due to an increase in the valuation allowance related to an investment in which we were anticipating a future capital loss. Our effective tax rate was less than our federal statutory rate for the first nine months of 2013 primarily due to the favorable impact of the research and development tax credit.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement (“Credit Agreement”). Our principal uses of liquidity generally include capital expenditures, working capital and debt service. The condensed consolidated statements of cash flows include the impacts from discontinued operations.

As of September 30, 2014, our working capital (current assets minus current liabilities) was $161.3 million compared to $195.4 million as of December 31, 2013. The primary reason for the decrease in working capital was the sale of the working capital assets associated with the OCTG business. Net cash provided by operating activities in the first nine months of 2014 was $31.2 million, including net cash provided by discontinued operations of $11.7 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts including a decrease in trade receivables, an increase in billings in excess of cost on uncompleted contracts and a decrease in inventories, partially offset by increases in refundable income taxes, and prepaid expenses and other assets and a decrease in accrued liabilities.

Net cash provided by operating activities in the first nine months of 2013 was $21.4 million, net of $2.4 million used for discontinued operations. Our primary source of operating cash flow in the first nine months of 2013 was net income of $16.1 million and a decrease in cost and estimated earnings in excess of billings. This was partially offset by an increase in accounts receivable and a decrease in accrued and other liabilities.

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

Net cash provided by investing activities in the first nine months of 2014 was $18.2 million, primarily due to net proceeds of $29.8 million received from the sale of substantially all of the assets and liabilities associated with the OCTG business, partially offset by capital expenditures of $11.6 million. Capital expenditures during the first nine months of 2014 included $2.9 million for the replacement of the existing front end of our 16 inch mill and $1.5 million for a new hydro tester at our Atchison plant. Net cash used for investing activities for discontinued operations in the first nine months of 2014 was not material. Capital expenditures in 2014 are expected to be approximately $15 million to $16 million.

Net cash used in investing activities in the first nine months of 2013 was $26.3 million, primarily for capital expenditures of $22.1 million related to strategic investments and funds disbursed under a notes receivable arrangement of $5.7 million. Expenditures for these strategic investments during the first nine months of 2013 included $4.0 million for the replacement of the existing front end of our 16 inch mill and $1.4 million for a new hydrotester at our Atchison plant, and $8.6 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million. Net cash used for investing activities for discontinued operations in the first nine months of 2013 was $1.9 million.

Net cash used by financing activities in the first nine months of 2014 was $49.9 million, which resulted primarily from net repayments under our Credit Agreement and long-term debt totaling $41.3 million. Net cash used for financing activities for discontinued operations in the first nine months of 2014 was $0.3 million.

Net cash provided by financing activities in the first nine months of 2013 was $4.9 million, which resulted primarily from net borrowings under our Credit Agreement and long-term debt of $8.1 million. Net cash used in financing activities for discontinued operations in the first nine months of 2013 was $0.9 million.

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

Line of Credit and Long-Term Debt

At September 30, 2014, our debt consisted of $46.6 million in borrowings pursuant to its $165.0 million Credit Agreement. The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 2.00% under the Credit Agreement at September 30, 2014. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At September 30, 2014, we had $60.2 million available under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.24% at September 30, 2014.

During the nine month period ended September 30, 2014, we paid all principal balances related to our Series A, Series B, Series C, and Series D Term Notes, (“Term Notes”) and have no outstanding Term Note balances as of September 30, 2014.

We had a total of $1.8 million in capital lease obligations outstanding at September 30, 2014. The weighted average interest rate on all of our capital leases is 9.87%. Our capital leases are for certain equipment used in the manufacturing process.

The Credit Agreement places various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement requires us to be in compliance with certain financial covenants. The results of our financial covenants as of September 30, 2014 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of September 30, 2014 is 1.53:1.0.

•	The Consolidated Tangible Net Worth must be greater than $214.4 million. Our Tangible Net Worth as of September 30, 2014 is $234.0 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at September 30, 2014 is 3.58:1.0

As of September 30, 2014, we are in compliance with all financial covenants.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2013 Form 10-K/A.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon this evaluation our CEO and CFO have concluded our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weakness in internal control over financial reporting described below.

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

Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2014, which management has also determined to exist as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 6 to the condensed consolidated financial statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I—Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

Dated: November 4, 2014

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ ROBIN GANTT
Robin Gantt
Senior Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)