Form 10-K
period 2014-12-31
NORTHWEST PIPE CO
filed 2015-03-16
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

360-397-6250

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class of Stock	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	Nasdaq Global Select Market Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $333,023,765 as of June 30, 2014 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s common stock as of March 9, 2015 was 9,554,222 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2014 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 2014 Form 10-K. If we do update one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

We manufacture water infrastructure steel pipe products through our Water Transmission Group, which in 2014, 2013, and 2012 generated approximately 59%, 63%, and 69%, respectively, of our net sales from continuing operations. The Water Transmission Group produces large diameter, high pressure, engineered welded steel pipe products for use in water transmission applications. With eight Water Transmission manufacturing facilities, we are ideally located to meet North America’s growing needs for water and wastewater infrastructure. We market our water infrastructure products through an internal sales force. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions.

We also manufacture smaller diameter electric resistance welded (“ERW”) steel pipe and other welded steel pipe products through our Tubular Products Group, which in 2014, 2013, and 2012 generated approximately 41%, 37%, and 31%, respectively, of our net sales from continuing operations. Our smaller diameter pipe is used for applications in energy, structural, commercial and industrial uses. We have one Tubular Products manufacturing facility located in Atchison, Kansas and we market our products through an internal sales force.

Recent Business Developments

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the oil country tubular goods (“OCTG”) business conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included within the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $13.5 million. The calculation of the loss on sale included a write down of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, $1.8 million was used to pay for transaction costs and $1.8 million was used to pay a net working capital adjustment made in September 2014, resulting in net proceeds of $29.8 million received during 2014.

In conjunction with the preparation of the year-end financial statements, the Company determined that the goodwill for its Tubular Products Group was impaired. The Company engaged a consultant to assist in its determination of the implied fair value of its goodwill after estimating the fair value of the Tubular Products Group’s net assets. As a result of that analysis, the entire Tubular Products Group goodwill balance of $16.1 million was written off. The writedown was a result of the worldwide turmoil in the crude oil markets, which became significant in the fourth quarter of 2014.

Our Industries

Water Transmission. Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (the “EPA”), believe the United States water infrastructure is in critical need of updates, repairs or replacements. In its 2011 Drinking Water Infrastructure Needs Survey and Assessment released in June 2013, the EPA estimates the nation will need to spend $384 billion in infrastructure investments by 2030 to continue to provide safe drinking water to the public. The American Society of Civil Engineers has given poor ratings to many aspects of the United States water infrastructure in their 2013 Report Card for America’s Infrastructure. In its most recent Failure to Act study of current infrastructure, the American Society of Civil Engineers estimates there will be an $84 billion funding gap for water and wastewater infrastructure by 2020, and a $144 billion gap by 2040.

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

The primary drivers of growth in new water infrastructure installation are population growth and movement as well as dwindling supplies from developed water sources. According to the United States Census Bureau, the population of the United States will increase by approximately 77 million people between 2015 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. In addition, many current water supply sources are in danger of being exhausted. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Our eight Water Transmission manufacturing facilities are well located to take advantage of the anticipated growth and demand.

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

On January 16, 2015, U.S. President Barack Obama announced new initiatives to improve the conditions of the aging water infrastructure, in which he noted that the U.S. needs $600 billion for drinking water and wastewater management over the next 20 years. These initiatives include a new Water Finance Agency at the EPA, a Rural Opportunity Investment Initiative at the U.S. Department of Agriculture, and the proposal to create Qualified Public Infrastructure Bonds to encourage more public private partnerships.

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including energy, construction, agricultural, commercial, and industrial systems. With the sale of our OCTG business in March 2014, the segment’s primary product is line pipe, used to connect oil and gas wells to larger diameter pipelines.

We expect demand from the energy markets to decrease due to the recent decrease in crude oil prices. After trading near $100 per barrel for most of the period since 2011, the price of crude oil started dropping in the summer of 2014 and decreased steeply in the fourth quarter to less than $50 per barrel by January 2015. Natural gas production remained at historically high levels during 2014 according to the United States Energy Information Administration. Of the active oil and natural gas rigs, approximately 22 percent of the rigs are drilling for natural gas and 78 percent are drilling for oil. Rig counts in the United States began to drop in December 2014 and have been on a steady decline since then. We believe demand for energy pipe will be dependent on crude oil prices through 2015. Because line pipe used in the energy sector is the primary product of our Tubular Products Group, we expect this demand to also drive results for this segment.

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

Tubular Products. Our tubular products range in size from 4.500 inches to 16 inches in diameter with wall thickness from 0.134 inch to 0.375 inch. These products are typically sold to distributors or Original Equipment Manufacturers (“OEMs”) and are used for a wide variety of applications, including energy, construction, agriculture, and other commercial and industrial uses.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. One customer accounted for 16% of our total Company net sales from continuing operations in 2014, 15% of total net sales from continuing operations in 2013 and 16% of total net sales from continuing operation in 2012. Our plant locations in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah and Mexico, allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages, participate in the engineering and design process, and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products are marketed through an in-house sales force and our tubular product manufacturing facility is located in Atchison, Kansas. Our marketing strategy focuses on quality, customer service and customer relationships. Our tubular products are primarily sold to distributors, although to a lesser extent we also sell to OEMs. Our sales effort emphasizes regular personal contact with current and potential customers. We supplement this effort with targeted advertising, brochures and participation in trade shows. One customer of our Tubular Products business accounted for 10% of our total net sales from continuing operations in 2014. No customer accounted for more than 10% of our total net sales from continuing operations during 2013 or 2012.

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

Tubular Products. Tubular products are manufactured by an ERW process in diameters ranging from 4.500 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated.

Technology. Advances in technology help us produce high quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. With the purchase of Permalok in December 2013, the Company acquired certain technologies with respect to an interlocking pipe joining system that provides an alternate joint solution used for connecting steel pipes.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Binding orders received by us may be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2014, the backlog of orders for our Water Transmission Group was approximately $121 million. Binding contracts had been executed for approximately 71% of the Water Transmission backlog as of February 20, 2015. At December 31, 2013, the backlog of orders for our Water Transmission Group was approximately $103 million. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

Competition

Water Transmission. We have several regional competitors in the Water Transmission business. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah, and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the Water Transmission business in the western United States and southwestern Canada is National Oilwell Varco, Inc. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and U.S. Pipe, which manufacture ductile iron pipe; American Spiral Weld Pipe Company, and Mid America Pipe Fabricating and Supply Inc., which manufacture spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete pressure pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for tubular products is highly fragmented and diversified with over 100 manufacturers in the United States and a number of foreign-based manufacturers that export such pipe into the United States. Manufacturers compete with one another primarily on the basis of price, quality, established business relationships, customer service and delivery. In some of the sectors within the tubular products industry, competition may be less vigorous due to the existence of a relatively small number of companies with the capabilities to manufacture certain products. In particular, we operate in a variety of different markets that require pipe with lighter wall thickness in relation to diameter than many of our competitors can manufacture. In our markets, we typically compete with TMK Ipsco, Energex Tube, Tex Tube Co., Tenaris, Evraz North America, California Steel Industries Inc., Paragon Industries, Inc., Welspun Tubular, LLC, and Axis Pipe and Tube, Inc., as well as foreign competitors.

Additionally, several companies have announced new plants or the expansion of product lines at existing facilities. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

In recent years, we have faced increased competition from foreign-based manufacturers that export Tubular Products into the United States, resulting in downward pricing pressure and a growth in our inventory balances. Imported steel pipe represents a growing percentage of the line pipe market, and increased volumes of imported line pipe products could have a materially adverse affect on our ability to capture market share and maintain product pricing.

In October 2014, a trade case was filed for an investigation of imports of welded API line pipe from Korea and Turkey for possible imposition of anti-dumping and countervailing duties. A preliminary determination is expected in the second quarter of 2015. If anti-dumping or countervailing duties are imposed, we would expect to see a decrease in the competition from these countries.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include Steel Dynamics, Inc., Nucor Corporation, California Steel Industries, Inc., Evraz North America, and SSAB. Foreign suppliers include Posco America Corporation and BlueScope Steel. We order steel according to our business forecasts for our Tubular Products business. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices are influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed in Part 1—Item 3, “Legal Proceedings” of this 2014 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

Based on our assessment of potential liability, we have no reserves for environmental investigations and cleanup. However, estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. Accordingly, although we believe maintaining no reserve is appropriate based on current information, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Employees

As of February 13, 2015, we had approximately 943 full-time employees. Approximately 31% were salaried and approximately 69% were employed on an hourly basis. A union represents all of the hourly employees at our

Monterrey, Mexico facility. All other employees are non-union. We consider our relations with our employees to be good.

Geographic Information

The Company sold principally all products in the United States, Canada and Mexico. As of December 31, 2014, all material long-lived assets are located in the United States. See Note 16 to the consolidated financial statements in Part II—Item 8. “Financial Statements and Schedules” of this 2014 Form 10-K.

Executive Officers of the Registrant

Information regarding the Company’s executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III—Item 10 of this 2014 Form 10-K and is incorporated herein by reference.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2014 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2014 Form 10-K, in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to our Business

Our exposure to the energy market represents a significant portion of our Tubular Products business. Our line pipe products, which serve the energy market, comprise 77%, 71%, and 60% of our tons sold in 2014, 2013, and 2012, respectively, for our continuing operations in the Tubular Products Group. Sales of these products are tied to the exploration, development, and production of natural gas and oil reserves. Factors affecting the profitability of exploration and production of hydrocarbons, such as the price of oil and gas, will have an effect on the market for energy pipe products.

Crude oil prices declined significantly in the fourth quarter of 2014 and have remained near those levels in the first part of 2015. This has led to several announcements by oil and gas exploration and production companies that they are significantly reducing activity. These and further declines in the levels of exploration and production activity could adversely affect our business, financial position, results of operations, or cash flows.

Increased levels of imports have and could continue to adversely affect pricing and demand for our products. We believe import levels are affected by, among other things, overall worldwide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Although certain imported steel products from China have been curtailed by anti-dumping duties, imported line pipe products from other countries have increased, notably from Korea and Turkey, which continue to command significant market share. The level of imports of tubular products has historically impacted the domestic tubular products market and is currently reducing the demand for our energy products. Increased imports in the United States and Canada which compete with our other tubular product and water transmission products could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

Our Tubular Products business is facing intense competition from other North American suppliers. With the increase in energy pipe demand over the last several years, there have been significant increases in available capacity in North America. Approximately 2.7 million tons of tubular pipe capacity has been added in the last few years. Approximately 1.6 million tons of this additional tubular pipe capacity is still currently under construction. Energy tubular products generally include OCTG and line pipe. While OCTG producers can usually also produce line pipe, line pipe producers generally cannot produce OCTG. The significant pressure in energy tubular products could cause some OCTG producers to enter the line pipe markets. Increased domestic capacity and production in the United States and Canada could adversely affect our business, financial position, results of operations or cash flows.

A downturn in government spending related to public water transmission projects would adversely affect our business. Our Water Transmission business accounted for approximately 59% of our net sales from continuing operations in 2014. Our Water Transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Our Water Transmission business faces competition from other steel pipe manufacturers as well as concrete, ductile iron, polyvinyl chloride (“PVC”) and high density polyethylene (“HDPE”) pipe manufacturers. Orders in the Water Transmission business are competitively bid, and price competition can be vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah, and Mexico allow us to compete throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share and product pricing in our Water Transmission business.

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

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales, particularly in our Tubular Products business. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel from continuing operations was approximately $746 per ton in 2014, $707 per ton in 2013, and $738 per ton in 2012. In 2014, our monthly average steel purchasing costs ranged from a high of approximately $779 per ton to a low of approximately $708 per ton. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

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

We face risks in connection with potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. We may also consider other alternatives for our business units in order to strategically position our business and continue to compete in our markets, which may include joint-ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint-venture or a buyer willing to purchase our business units may adversely affect our business, financial position, results of operations or cash flows.

We had net sales of greater than 10% of total net sales from continuing operations from each of two customers in 2014 and one customer in both 2013 and 2012. The loss of these customers or a significant reduction in their purchases could adversely affect our business, financial position, results of operations or cash flows.

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

We have a foreign operation which exposes us to the risks of doing business abroad. Our facility in Monterrey, Mexico primarily exports products to the United States. We may operate in additional countries in the future. Any material changes in the quotas, regulations or duties on imports imposed by the United States government and our agencies or on exports imposed by these foreign governments and their agencies could adversely affect our foreign operations.

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

Our use of the percentage-of-completion method of accounting includes estimates. Revenue from construction contracts in our Water Transmission segment is recognized on the percentage-of-completion method, measured by the costs incurred to date as a percentage of the estimated total costs of each contract (the cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

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

Our Water Transmission backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Our backlog of orders for our Water Transmission segment was approximately $121 million at December 31, 2014. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

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

Our information technology systems can be negatively affected by cyber security threats. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary, employee, and other key information, and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Risks Related to Our Financial Condition

Our significant debt obligations and the restrictions under which we operate as a result of our debt obligations could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2014, we had approximately $48.0 million of outstanding debt and capital lease obligations.

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

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels improve, we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, availability under our Credit Agreement while remaining in compliance with our financial covenants is limited to $61.7 million as of December 31, 2014. We may not have sufficient availability under this agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our ability to comply with the financial and other covenants under our debt instruments in the future is uncertain and will be affected by our results of operations and financial condition as well as other events and circumstances beyond our control. If market and other economic conditions do not improve, our ability to comply with these covenants may be impaired. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related debt. If any of our debt is accelerated, we cannot assure you that we would have sufficient assets to repay such debt or that we would be able to refinance such debt on commercially reasonable terms or at all. The acceleration of a significant portion of our debt would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. For the year ended December 31, 2013, a material weakness in our internal control over financial reporting related to goodwill was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. This material weakness has not been remediated as of December 31, 2014. No additional material weaknesses were identified as of December 31, 2014. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Risks Related to Our Common Stock

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Select Market (“Nasdaq”), we have historically experienced a relatively low trading volume. If we have a low trading volume in the future, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable.

The market price of our common stock could be subject to significant fluctuations. The market price of our common stock has experienced, and may continue to experience, significant volatility. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income and net sales;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructuring;

•	sales of our common stock by shareholders;

•	relatively low trading volume;

•	general market conditions and market expectations for our industry and the financial health of our customers; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our nine operating facilities as of December 31, 2014:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Products	Number and Type of Mills
Portland, Oregon	300,000	25	Water transmission	3 Spiral mills
Atchison, Kansas	106,000	60	Tubular products	2 Electric resistance mills
Adelanto, California	200,000	100	Water transmission	3 Spiral mills, 1 Plate roll
Denver, Colorado	182,000	40	Water transmission	2 Spiral mills
Parkersburg, West Virginia	145,000	90	Water transmission	2 Spiral mills
Saginaw, Texas (2 facilities)	170,000	50	Water transmission	2 Spiral mills
Monterrey, Mexico	40,000	5	Water transmission	Multiple line fabrication capability
St Louis, Missouri	100,000	20	Water transmission	2 Plate rolls
Salt Lake City, Utah	47,000	1	Water transmission	2 Plate rolls

As of December 31, 2014, we owned all of our facilities except for one of our Saginaw, Texas facilities, property adjacent to our Oregon facility, our St. Louis facility, and our Salt Lake City facility, which are leased.

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $0.2 million to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $169 million to $1.76 billion and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company is one of many Upland Source Control Sites working with ODEQ on Source Control and is considered a “medium” priority site by ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005 and a revised draft RI/SCE Report in January 2014 (2014 RI/SCE Report). The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and complete paving the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to ODEQ in the third quarter of 2012. Comments from ODEQ were received in November 2012. In February 2013, ODEQ clarified its comments from November 2012, and the Company completed its second round of groundwater sampling for the Stained Soil Investigation Area in May and November 2013. The results were reported to ODEQ in January 2014 in the RI/SCE Report. Comments were received from ODEQ in June 2014 and will be addressed in a revised report.

The Company spent $0.1 million for further Source Control work in 2014, and less than $0.1 million in 2013.

Concurrent with the activities of the EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment; of this amount, $0.2 million was paid in July 2014 and the remainder was paid in January 2015. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA.

The Company’s potential liability is a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Site matters, and no further adjustment to the consolidated financial statements has been recorded as of the date of this filing. The Company has insurance policies for defense costs, as well as indemnification policies it believes will provide reimbursement for any share of the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

In December 2014, a federal district court approved settlements between the Company and two of its insurance carriers. The Company released its interests in the related insurance policies, and received $2.6 million in January 2015 for reimbursement of past indemnification and defense costs incurred by the Company associated with the Portland Harbor Site. As of December 31, 2014, $2.6 million was included in trade and other receivables. Notwithstanding these settlements, the Company continues to have insurance coverage for indemnification and defense costs related to Portland Harbor Site as described above.

Houston Environmental Cleanup

In connection with the Company’s sale of its OCTG business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was admitted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business discussed in Note 1, “Summary of Significant Accounting Policies – Business Acquisitions and Disposals” if the purchaser of the OCTG business exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained. As the Company is in the early stages of this process, no adjustment to the consolidated financial statements has been recorded as of the date of this filing. We expect to be able to estimate the potential costs by mid-2015.

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

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. To the extent that insurance does not cover legal, defense, and indemnification costs associated with a loss contingency, such costs will be expensed as incurred. The Company believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.” The price range per share of common stock presented below represents the highest and lowest closing sales prices for the Company’s common stock on the Nasdaq during each quarter of the two most recent years.

	Low	High
2014
First Quarter	$33.12	$37.97
Second Quarter	33.96	40.33
Third Quarter	34.10	40.92
Fourth Quarter	26.77	35.78
2013
First Quarter	$22.96	$29.32
Second Quarter	25.11	28.08
Third Quarter	27.83	32.88
Fourth Quarter	31.58	39.32

There were 44 shareholders of record at February 24, 2015. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. There were no cash dividends declared or paid in fiscal years 2014 or 2013, and we do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past 3 years that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The Peer Group is comprised of Mueller Water Products, Lindsay Corporation and Valmont Industries, Inc.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2009	100.00	100.00	100.00
December 31, 2010	89.46	126.86	111.66
December 31, 2011	85.11	121.56	104.51
December 31, 2012	88.83	141.43	166.77
December 31, 2013	140.58	196.34	197.04
December 31, 2014	112.14	205.95	186.37

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2014 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five years and should be read in conjunction with Part II—Item 8, “Financial Statements and Supplementary Data,” and Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this 2014 Form 10-K.

The following selected consolidated financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements included in this 2014 Form 10-K. For the years ended December 31, 2011 and 2010, income activity related to the disposed OCTG business is presented as discontinued operations, consistent with the years ended December 31, 2014, 2013, and 2012. While this 2011 and 2010 data is derived from the Company’s historical audited financial statements for those years, discontinued operations reporting for those years has not been audited.

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$403,298	$359,445	$388,902	$396,994	$318,456
Gross profit	40,576	60,236	59,108	59,513	33,235
Income (loss) from continuing operations	(6,173)	21,676	17,501	12,544	(2,039)
Income (loss) from discontinued operations	(11,714)	(22,599)	(1,257)	116	(3,401)

Net income (loss)	(17,887)	(923)	16,244	12,660	(5,440)

Earnings per Share attributable to Northwest Pipe Company Common Stockholders:
Basic—Income (loss) from continuing operations	(0.65)	2.29	1.87	1.35	(0.22)
Income (loss) from discontinued operations	(1.23)	(2.39)	(0.14)	0.01	(0.37)

Net Income (loss) per share	(1.88)	(0.10)	1.73	1.36	(0.59)

Diluted—Income (loss) from continuing operations	(0.65)	2.27	1.85	1.34	(0.22)
Income (loss) from discontinued operations	(1.23)	(2.37)	(0.13)	0.01	(0.37)

Net Income (loss) per share assuming dilution	(1.88)	(0.10)	1.72	1.35	(0.59)

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$165,683	$195,357	$167,392	$170,614	$152,810
Total assets	351,882	433,459	422,422	413,373	414,883
Long-term debt and capital lease obligations, less current portion	45,812	94,241	63,069	86,418	101,491
Stockholders’ equity	245,635	261,850	259,432	240,267	226,292

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 2014 Form 10-K contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part 1—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2014 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large diameter, high-pressure steel pipeline systems for use in water infrastructure applications, primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial uses. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities, which are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 59% of net sales from continuing operations in 2014.

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

Our Tubular Products Group manufactures ERW steel pipe at our Atchison, Kansas facility. We produce a range of line pipe products used in several different applications including industrial, construction, and agricultural. Our Tubular Products Group generated approximately 41% of our net sales from continuing operations in 2014. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions. The OCTG business, formerly part of our Tubular Products Group, was sold in March 2014, as discussed in Item 1.

Our Current Economic Environment

We are monitoring the current economic environment, and we believe the near-term growth opportunities will be challenging based on key factors impacting demand for our products. We expect demand from the energy markets to decrease due to the recent decrease in crude oil prices. After trading near $100 per barrel for most of the period since 2011, the price of crude oil started dropping in the summer of 2014 and decreased steeply in the fourth quarter to less than $50 per barrel by January 2015. The price of crude oil has rebounded modestly in the first quarter of 2015, but prices remain much lower than levels even six months ago. Natural gas production was at historically high levels during 2014 according to the United States Energy Information Administration and strong storage levels are expected to keep natural gas prices at historically low levels. Of the active oil and natural gas rigs, approximately 78 percent of the rigs are drilling oil and 22 percent are drilling for natural gas. Rig counts in the United States began to drop in December 2014 and have been on a steady decline since then. We believe demand for line pipe will be dependent on crude oil prices through 2015.

In addition to the macroeconomic factors described above we continue to face pressures from foreign imports, which will continue to put downward pricing pressure on our products within the markets we compete. We also face increased pressures due to recent domestic capacity expansions by our competitors. With regard to our Water Transmission Group, we operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. However, in the near term, we expect strained governmental and water agency budgets will impact the Water Transmission Group. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

Management Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate all of our estimates, including those related to revenue recognition, allowance for doubtful accounts, goodwill, property and equipment, including depreciation and amortization, inventories, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our consolidated financial statements.

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

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period such losses become known.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing or other events. We believe the reported allowances at December 31, 2014 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions made by us, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. At December 31, 2014, the inventory balance of $74.0 million is reported net of lower of cost or market reserves totaling $6.6 million. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting. Due to recent volatility of energy markets, it is at least reasonably possible that these lower of cost or market reserves will materially change in the near term.

Property and Equipment:

Property and equipment are recorded at cost, and are depreciated using either the units of production method or a straight-line method depending on the classification of the asset. Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method. We evaluate historical and projected units of production at each plant to reassess the units of production expected on an annual basis.

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

Fair value of goodwill is first evaluated under a qualitative approach which takes into account industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. In the evaluation of our operating segments, we look at the long-term prospects for the reporting units and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment. If this analysis determines that it is more likely than not that the fair value of goodwill is above its carrying value, no further analysis is required. Alternatively, we may choose to unconditionally bypass the qualitative analysis in favor of a two-step quantitative impairment test.

The first step of this analysis calculates the business enterprise value of the reporting unit by using a combination of income and market approaches. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or earnings before interest, tax, depreciation, and amortization (“EBITDA”). We utilize a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of direct comparable entities for which relevant multiples are available. If the carrying value of the reporting unit exceeds its calculated enterprise value, then the Company continues to assess the fair value of individual assets and liabilities, other than goodwill. The difference between the reporting unit enterprise value and the fair value of its identifiable net assets is the implied fair value of the reporting unit’s goodwill. A goodwill impairment loss is recorded for the difference between the implied fair value and its carrying value.

Goodwill resulting from the acquisition of Permalok of $5.3 million is included in our Water Transmission Group. The Company elected to perform a quantitative impairment test of the Water Transmission Group’s goodwill in 2014 and concluded that there was no impairment as of December 31, 2014.

Goodwill of $4.4 million related to the sale of the Company’s discontinued OCTG business in March 2014 was written off as part of the loss on sale of business.

Goodwill related to the Company’s Tubular Products Group of $16.1 million was evaluated using a quantitative impairment test. We concluded that there was no implied fair value of the Tubular Products Group goodwill and that it should be completely written off as of December 31, 2014.

If our assumptions about goodwill change as a result of future events or circumstances, and we believe the assets may have declined in value, then further impairment charges will be recorded, resulting in lower profits.

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

Income Taxes:

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

We record tax reserves for federal, state, local and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses from continuing operations expressed in dollars (in thousands) and as a percentage of total net sales from continuing operations and net sales of our business segments.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Water transmission	$238,545	59.1%	$226,427	63.0%	$269,203	69.2%
Tubular products	164,753	40.9	133,018	37.0	119,699	30.8

Total net sales	403,298	100.0	359,445	100.0	388,902	100.0
Cost of sales	362,722	89.9	299,209	83.2	329,794	84.8

Gross profit	40,576	10.1	60,236	16.8	59,108	15.2
Selling, general and administrative expenses	24,316	6.0	22,701	6.3	27,822	7.2
Impairment of Tubular Products goodwill	16,066	4.0	—	0.0	—	0.0

Operating income	194	0.1	37,535	10.5	31,286	8.0
Other income (expense)	108	0.0	(289)	(0.1)	(339)	(0.1)
Interest income	466	0.1	409	0.1	147	0.0
Interest expense	(2,290)	(0.6)	(3,621)	(1.0)	(5,205)	(1.3)

Income (loss) before income taxes	(1,522)	(0.4)	34,034	9.5	25,889	6.6
Income tax expense	4,651	1.1	12,358	3.5	8,388	2.1

Income (loss) from continuing operations	$(6,173)	(1.5)%	$21,676	6.0%	$17,501	4.5%

Discontinued operations:
Loss from operations of discontinued business	$(2,151)	(0.5)	$(9,583)	(2.7)	$(4,124)	(1.0)
Impairment of fixed assets	—	0.0	(27,500)	(7.6)	—	0.0
Loss on sale of business	(13,497)	(3.4)	—	0.0	—	0.0
Income tax benefit	(3,934)	(1.0)	(14,484)	(4.0)	(2,867)	(0.7)

Loss on discontinued operations	(11,714)	(2.9)	(22,599)	(6.3)	(1,257)	(0.3)
Net Income (loss)	$(17,887)	(4.4)	$(923)	(0.3)	$16,244	4.2

Segment gross profit as a percentage of net sales:
Water transmission		16.6%		20.7%		16.7%
Tubular products		0.6		10.0		11.7

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net sales. Net sales from continuing operations increased by $43.9 million to $403.3 million in 2014 from $359.4 million in 2013. One customer accounted for 16% and another customer accounted for 10% of net sales from continuing operations in 2014. One customer also accounted for 15% of net sales from continuing operations in 2013.

Water Transmission sales increased 5.4% to $238.5 million in 2014 from $226.4 million in 2013. The increase in net sales from continuing operations was due to a 36% increase in tons produced partially offset by a 23% decrease in average selling price per ton. The increase in tons produced was partially due to the addition of Permalok in 2014 as well as the timing of production and mix of projects produced during the year compared to 2013. Projects produced in 2013 required more fabrication, which increased the average selling price per ton in 2013 compared to 2014. In addition, a 12% decrease in materials cost per ton also led to a decrease in average selling prices. Lower material costs generally lead to lower contract values, and therefore lower net sales as contractors and municipalities are aware of the input costs and market conditions. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations increased 23.9% to $164.8 million in 2014 from $133.0 million in 2013. The sales increase was due to a 24% increase in tons sold from 132,800 tons to 164,600 tons. The increase in volume is directly related to our capacity expansion project in Atchison. Selling prices per ton in 2014 were relatively even with 2013. Energy pipe represented 77% of tons sold in 2014 compared to 71% for the same period of 2013. The selling price for energy pipe decreased 3% in 2014 compared with 2013.

Gross profit. Gross profit decreased 32.6% to $40.6 million (10.1% of total net sales from continuing operations) in 2014 from $60.2 million (16.8% of total net sales from continuing operations) in 2013.

Water Transmission gross profit decreased 15.7% to $39.6 million (16.6% of segment net sales from continuing operations) in 2014 from $47.0 million (20.7% of segment net sales from continuing operations) in 2013. The decrease in gross profit was primarily due to the decrease in selling price per ton, partially offset by the increase in tons produced as discussed above. We have experienced significant competition on recent project bids, which has also contributed to decreased gross profit. The mix of projects produced also contributed to the decrease in gross profit. The decrease was partially offset by our cost reduction initiatives, which have reduced overhead costs and labor hours per ton, as well as improvements in quality. Also partially offsetting the above was a $2.7 million reduction of cost of sales primarily related to insurance settlements, which reimbursed the Company for past costs incurred for Portland Harbor Site. (See Item 3, Legal proceedings, and Note 13 of the accompanying consolidated financial statements for additional information on the settlements).

Tubular Products gross profit from continuing operations decreased 92.7% to $1.0 million (0.6% of segment net sales from continuing operations) in 2014 from $13.3 million (10.0% of segment net sales from continuing operations) in 2013. The decrease in gross profit was primarily the result of a 7% increase in steel costs per ton while total average selling prices remained flat. As steel comprises 85% to 90% of Tubular Products costs, this had a significant negative impact on gross profit. Increased imports of energy pipe, low natural gas prices, and volatility of steel prices have negatively impacted gross profits, particularly in energy pipe. In addition, there was a $2.5 million lower of cost or market inventory adjustment recorded during 2014, compared to a $2.2 million lower of cost or market inventory adjustment recorded during 2013. The decrease was partially offset by cost reduction initiatives successfully implemented at our Atchison facility.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.1%, to $24.3 million (6.0% of net sales from continuing operations) in 2014 from $22.7 million (6.3% of net sales from continuing operations) in 2013. The increase of $1.6 million compared to the prior year was primarily due to additional selling, general and administrative expenses included with the Permalok acquisition.

Impairment of goodwill. As discussed in Critical Accounting Policies, goodwill related to the Company’s Tubular Products Group of $16.1 million was evaluated for impairment. We concluded that the fair value of the Tubular Products Group was less than its carrying amount at December 31, and engaged a consultant to assist the Company in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Tubular Products Group goodwill was written off in 2014. The writedown was a result of the significant decrease in crude oil prices in December 2014. There were no goodwill impairment charges recorded in 2013.

Interest expense. Interest expense decreased to $2.3 million in 2014 from $3.6 million in 2013. The decrease was due to the payoff of our high interest bearing Term Notes in June 2014, and lower borrowings on our line of credit in 2014 compared to 2013.

Income taxes. Despite a loss before income taxes of $1.5 million for continuing operations in 2014, income tax expense from continuing operations is $4.7 million. This compares to income tax expense of $12.4 million, or 36.3% of income before income taxes from continuing operations of $34.0 million in 2013. The effective income tax rate for 2014 was negatively impacted by the $16.1 million goodwill impairment charge we recorded, which is not deductible for income tax purposes; therefore, we did not record any tax benefit for the charge. Our effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not necessarily meaningful in all situations.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales. Net sales from continuing operations decreased by $29.5 million to $359.4 million in 2013 from $388.9 million in 2012. One customer accounted for 15% of net sales from continuing operations in 2013. One customer also accounted for 16% of net sales from continuing operations in 2012.

Water Transmission sales decreased 15.9% to $226.4 million in 2013 from $269.2 million in 2012. The decrease in net sales from continuing operations was due to a 39% decrease in tons produced. The decrease in tons produced was impacted by continued weakness in municipal markets. This was partially offset by positive impacts due to the timing of production and mix of projects produced during the year, as well as a 21% increase in materials cost per ton including steel. Higher steel costs generally lead to higher contract values, and therefore higher net sales as contractors and municipalities are aware of the widely available steel costs and market conditions. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations increased 11.1% to $133.0 million in 2013 from $119.7 million in 2012. The sales increase was due to a 27% increase in tons sold from 104,900 tons to 132,800 tons partially offset by a 12% decrease in average selling price per ton. The decrease in average selling price was due to a 6% decrease in steel cost per ton along with the downward pricing pressure from imported pipe. Increased imports of energy pipe, low natural gas prices, and volatility of steel prices negatively impacted selling prices, particularly in energy pipe. Energy pipe represented 71% of tons sold in 2013 compared to 60% for the same period of 2012. The selling price for energy pipe decreased 16% in 2013 compared with the same period of 2012.

Gross profit. Gross profit increased 1.9% to $60.2 million (16.8% of total net sales from continuing operations) in 2013 from $59.1 million (15.2% of total net sales from continuing operations) in 2012.

Water Transmission gross profit increased 4.2% to $47.0 million (20.7% of segment net sales from continuing operations) in 2013 from $45.1 million (16.7% of segment net sales from continuing operations) in 2012. The increase in gross profit was primarily due to the mix of projects partially offset by the decrease in tons produced as discussed above. The increase in gross profit as a percentage of net sales from continuing operations was driven by a favorable project mix, including the production of the Lake Texoma project, the largest project in our history. The increase in gross profit was also the result of cost reduction initiatives which have reduced overhead costs and labor hours per ton, as well as improvements in quality.

Tubular Products gross profit decreased 5.5% to $13.3 million (10.0% of segment net sales from continuing operations) in 2013 from $14.1 million (11.7% of segment net sales from continuing operations) in 2012. The decrease in gross profit was primarily the result of a $2.2 million lower of cost or market inventory adjustment recorded during 2013. This was partially offset by a 1.1% decrease in materials cost per ton during 2013. The decrease in materials cost per ton for Tubular Products as compared with the increase in materials cost per ton for Water Transmission was due to timing of purchases. Also offsetting the above were cost reduction initiatives successfully implemented at our Atchison facility.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 18.4%, to $22.7 million (6.3% of net sales from continuing operations) in 2013 from $27.8 million (7.2% of net sales from continuing operations) in 2012. The decrease of $5.1 million compared to the prior year was due to a $1.1 million decrease in wages and benefits, a $0.9 million decrease in professional fees and outside services primarily due to a reduction in audit related fees, a $0.9 million decrease in administrative and other miscellaneous expenses, a $0.6 million decrease in travel and entertainment, and a $0.5 million decrease in bonus expense.

Interest expense. Interest expense decreased to $3.6 million in 2013 from $5.2 million in 2012. Lower average interest rates and a decrease in amortization expense of deferred financing costs following the refinancing of our Credit Agreement during the fourth quarter of 2012 resulted in decreased Interest expense in 2013 compared to 2012. This was partially offset by higher borrowings in 2013 compared to 2012.

Income taxes. Our effective tax rate from continuing operations was 36.3% and 32.4% in 2013 and 2012, respectively. The difference from the federal statutory rate of 35% was due primarily to the benefit from the section 199 qualified domestic production deduction.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flow and our Credit Agreement. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2014 is presented in our consolidated statements of cash flows contained in this 2014 Form 10-K, and is further discussed below.

As of December 31, 2014, our working capital (current assets minus current liabilities) was $165.7 million as compared to $195.4 million as of December 31, 2013. Cash and cash equivalents totaled $0.5 million as of December 31, 2014 and $0.6 million as of December 31, 2013.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities in 2014 was $35.0 million. This was primarily the result of our net loss, adjusted by noncash charges of $16.1 million for goodwill impairment, $13.6 million for depreciation and the positive cash flow effect of a decrease in working capital.

Net cash provided by operating activities in 2013 was $20.1 million. This was primarily the result of our net loss, adjusted by noncash charges of $13.3 million for depreciation and $27.5 million for fixed asset impairment charges, partially offset by an overall increase in working capital at December 31, 2013 compared to December 31, 2012.

Net cash provided by operating activities in 2012 was $44.5 million. This was primarily the result of net income adjusted by a noncash charge of $16.2 million for depreciation, and the positive cash flow effect of a decrease in our working capital, including decreases in our accounts receivable of $28.3 million and increases in accrued liabilities of $11.4 million, partially offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts of $36.6 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities in 2014 was $15.5 million, primarily due to net proceeds of $29.8 million received from the sale of substantially all of the assets and liabilities associated with the OCTG business, partially offset by capital expenditures of $14.3 million. Capital expenditures in 2014 included $2.5 million for the replacement of the existing front end of our 16 inch mill and $1.8 million for a new hydro tester at our Atchison plant. Net cash used for investing activities for discontinued operations in 2014 was not material. Capital expenditures in 2015 are expected to be approximately $15 million to $16 million for standard capital replacement.

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

Net Cash (Used in) Provided by Financing Activities

Net cash used by financing activities in 2014 was $50.6 million, which resulted primarily from net repayments under our Credit Agreement, long-term debt and capital lease payments totaling $49.9 million.

Net cash provided by financing activities in 2013 was $28.7 million, which resulted primarily from net borrowings of $40.4 million under our Credit Agreement, offset by long-term debt and capital lease payments of $11.0 million.

Net cash used in financing activities in 2012 was $25.3 million, which resulted primarily from net payments of $14.5 million under our Credit Agreement and by long-term debt and capital lease payments of $9.1 million.

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

Line of Credit and Capital Lease Obligations

As of December 31, 2014, our primary component of debt was $45.6 million of borrowings on our line of credit. Our Credit Agreement allows us to borrow up to $165 million, subject to compliance with financial covenants. At December 31, 2014, we had $61.7 million available to borrow under the Credit Agreement while remaining in compliance with the Company’s financial covenants. The Credit Agreement will expire on October 24, 2017. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

Under the Credit Agreement, the Company’s borrowings bear interest at LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Company was able to borrow at LIBOR plus 2.0% at December 31, 2014. The Credit Agreement bears interest at a weighted average rate of 2.43% at December 31, 2014.

At December 31, 2013, we had $87.9 million outstanding under the Credit Agreement, bearing interest at a weighted average rate of 2.69%.

We had a total of $2.4 million in capital lease obligations outstanding at December 31, 2014. The weighted average interest rate on all of our capital leases is 9.66%. Our capital leases are for certain equipment used in the manufacturing process.

The Credit Agreement and certain lease agreements place various restrictions on our ability to, among other things; incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement, and certain lease agreements require us to be in compliance with certain financial covenants. The results of our financial covenants as of December 31, 2014 are below.

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of December 31, 2014 is 1.48:1.0.

•	The Consolidated Tangible Net Worth must be greater than $214.4 million. Our tangible net worth as of December 31, 2014 is $236.9 million.

•	The Consolidated Fixed Charge Coverage ratio must not be less than 1.25:1.0. Our ratio as of December 31, 2014 is 3.76:1.0.

Based on our business plan and forecasts of operations, we believe we will remain in compliance with our covenants in 2015.

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2014 (in thousands):

		Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Borrowings on line of credit (1)	$45,587	—	45,587	$—	$—
Capital leases	2,395	2,170	225	—	—
Operating leases	11,408	2,557	4,642	1,718	2,491
Contingent consideration	2,679	—	2,679	—	—
Interest payments (2)	125	113	12	—	—

Total obligations (3) (4)	$62,194	$4,840	$53,145	$1,718	$2,491

1)	Borrowings on line of credit are classified as long-term debt within the consolidated balance sheet as the Credit Agreement will expire on October 24, 2017, and we expect to extend, renew, or replace our existing line of credit borrowings to the extent required by working capital or other borrowing needs.
2)	These amounts represent estimated future interest payments related to our debt obligations, excluding the Credit Agreement.
3)	Excludes liabilities associated with our pension and our deferred compensation plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2014, liabilities associated with our pension and deferred compensation plan are $2.1 million and $6.6 million, respectively and are recorded in pension and other long-term liabilities within the consolidated balance sheets.
4)	Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $2.3 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 14 in Part II—Item 8, “Financial Statements and Supplementary Data” of the consolidated financial statements.

We also have entered into stand-by letters of credit that total approximately $2.3 million as of December 31, 2014. The stand-by letters of credit relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

The Company adopted ASU No. 2013-11, “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” during the year ended December 31, 2014. The Company adopted ASU No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment” on January 1, 2015. For further information about our adoption of new accounting pronouncements, see Note 1 in Part II – Item 8, “Financial Statements and Supplementary Data” of the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risks affecting our business relate to our exposure to commodity risk, interest rate risk, and foreign currency exchange rate risk.

Commodity Risk

Certain materials we use in our business are classified as commodities traded in the worldwide markets, of which the most significant commodity is steel, used in the manufacturing of pipe. We do not hedge our commodity risk and do not enter into any transactions in commodities for trading purposes. The impact of volatility in steel prices to each of our operating segments varies significantly. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful.

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

By contrast, steel comprises approximately 85% to 90% of total product costs for Tubular Products. Historically, we have been able to adjust our selling prices to reflect fluctuations in our cost of steel; however, we are exposed to volatile steel prices in those instances in which we carry steel inventory that is not already assigned to sales orders. To minimize this risk, we monitor steel inventory and purchasing actions. If steel costs were to decline after December 31, 2014, our Tubular Products division would have approximately two months of steel inventory exposed to the risk of declining gross margins.

Interest Rate Risk

Our debt at December 31, 2014 bears interest at both fixed and variable rates. At December 31, 2014, approximately $45.6 million of our debt accrues interest at a variable rate as compared to $87.9 million at December 31, 2013. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis point change in interest rates would not have a material impact on our interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. As of December 31, 2014, the total notional amount of these derivative contracts was $1.3 million (CAD$1.5 million), of which we applied hedge accounting to $1.3 million (CAD$1.5 million). At December 31, 2014, none of the Company’s contracts had a remaining maturity of greater than 12 months. As of December 31, 2013, the total notional amount of our derivative contracts was $3.9 million (CAD$4.1 million) of which we applied hedge accounting to $3.8 million (CAD$4.1 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2014 or 2013 net sales from continuing operations.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included on pages F-1 to F-36 at the end of this 2014 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 18 of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2014 Form 10-K.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, our management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weakness Previously Identified

We previously identified and disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A (filed on September 4, 2014) for the period ended December 31, 2013, a material weakness in our internal control over financial reporting related to our impairment assessment of goodwill that still exists as of December 31, 2014. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls over financial reporting as of December 31, 2014 is:

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

The control deficiency did not result in any adjustments to our annual or interim consolidated financial statements for any period; however, the control deficiency could result in misstatements to the goodwill and impairment of goodwill account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

In response to the material weakness described above, our management, with the oversight from the Audit Committee of our Board of Directors, is in the process of remediating the underlying causes of the material weakness. As of December 31, 2014, the Company has made progress on several of the actions identified in its Plan of Remediation identified in our Amendment No. 1 to our Annual Report on Form 10-K/A (filed on September 4, 2014) for the period ended December 31, 2013. The Company has enhanced its process documentation and initiated the design of new procedures related to the review of assumptions and data inputs used in the goodwill impairment assessment process. The Company has completed its design and implementation of controls specifically related to the evaluation of changes in events and circumstances which occur between annual impairment tests. These steps resulted in improvements to the process, but the Company recognizes additional steps related to the design, implementation, and evaluation of its control procedures are necessary to remediate this material weakness.

We will take the following further actions in order to remediate this material weakness as soon as practicable:

•	Review, expand, and enhance documentation of the processes and controls related to the impairment assessment of goodwill.

•	Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review of the results of the goodwill impairment analysis.

•	Test and evaluate the design and operating effectiveness of the control procedures.

•	Conclude on the effectiveness of the remediation plan.

We believe these additional internal controls, when fully designed, implemented, and operating, will be effective in remediating the material weakness described above. As these controls predominately operate on an annual or an as needed basis, as in the case of an interim triggering event, this material weakness is not likely to be remediated at least until December 31, 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(A) Beneficial Ownership Reporting Compliance.

Name	Age	Current Position with Company
Scott Montross	50	Director, President and Chief Executive Officer
Robin Gantt	43	Senior Vice President and Chief Financial Officer
Richard Baum	58	Senior Vice President, General Counsel and Corporate Secretary
Martin Dana	49	Executive Vice President, Sales and Marketing
Robert L. Mahoney	53	Senior Vice President, Strategy and Business Development
William Smith	59	Executive Vice President, Operations

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

Martin Dana has served as our Executive Vice President, Sales and Marketing since April 2014. Previous positions at the Company held by Mr. Dana include Executive Vice President, Tubular Products Group, Vice President of Operations for Tubular Products, Vice President of Sales and Marketing for the Water Transmission Group, and other management and Vice President level positions since joining the Company in 1999. Prior to joining the Company, Mr. Dana held positions at Oregon Steel Mills.

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

William Smith has served as our Executive Vice President, Operations since April 2014. Prior to that, Mr. Smith served as our Executive Vice President, Water Transmission Group, and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 38-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe and LB Foster.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2014 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions Nominating and Governance Committee; Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2014, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	269,215	$26.05	643,393
Equity compensation plans not approved by security holders (3)	—	—	—

Total	269,215	$26.05	643,393

(1)	Consists of our 2007 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors. Approximately 185,000 Performance Stock Awards (“PSAs”) have been included at a target level. The vesting of these awards is subject to the achievement of specific performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.
(2)	The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock units and PSAs, since recipients are not required to pay an exercise price to receive the shares subject to these awards.
(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2015 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) (1) Consolidated Financial Statements

The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP are included on the pages indicated below.

(a) (2) Financial Statement Schedule

The following schedule is filed herewith:

Page
Schedule II Valuation and Qualifying Accounts	S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits included herein:

Exhibit Number	Description
2.1	Asset Purchase Agreement by and between Northwest Pipe Company and Centric Pipe, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2014.

3.1	Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308 (“the S-1”)

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement of Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibits to the S-1

3.4	First Amendment to Second Amended and Restated Bylaws of Northwest Pipe Company, incorporated by reference to Exhibits to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 2007

4.1	Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

Exhibit Number	Description
10.2	Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.3	Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 31, 2007 by and among Northwest Pipe Company, Prudential Investment Management, Prudential Retirement Insurance and Annuity Company and Prudential Insurance Company of America and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2007

10.4	Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.5	First Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 14, 2008 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates (certain schedules to the Agreement have been omitted), incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2008

10.6	Form of Amended and Restated Change in Control Agreement, dated December 31, 2008, between Northwest Pipe Company and Robert L. Mahoney, incorporated by reference to Exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 13, 2009*

10.7	Third Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of February 12, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 19, 2010

10.8	Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.9	Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.10	Sixth Amendment and Temporary Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 30, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2010

10.11	Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

Exhibit Number	Description
10.12	Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.13	Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.14	Change in Control Agreement between Northwest Pipe Company and Richard Baum dated as of May 27, 2011, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 8, 2011

10.15	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.16	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.17	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.18	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 20, 2012*

10.19	Amended and Restated Credit Agreement dated October 24, 2012, by and among Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association and Bank of the West, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.20	Third Amended and Restated Intercreditor and Collateral Agency Agreement dated as of October 24, 2012 by and between Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association, Bank of the West, and Prudential Investment Management, Inc. and certain of its affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.21	Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012*

10.22	Ninth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.23	Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

Exhibit Number	Description
10.24	Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.25	Change in Control Agreement between Northwest Pipe Company and William Smith dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013*

10.26	Change in Control Agreement between Northwest Pipe Company and Martin Dana dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013*

10.27	Northwest Pipe Company 2014 Short Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014*

10.28	Executive Employment Agreement between Northwest Pipe Company and Gary A. Stokes, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2014*

10.29	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.30	Form of Performance Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.31	Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of May 29, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.32	Northwest Pipe Company 2015 Short Term Incentive Plan dated as of February 26, 2015, filed herewith

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Company not designing and maintaining effective controls over its impairment assessment of goodwill existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 16, 2015

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$403,298	$359,445	$388,902
Cost of sales	362,722	299,209	329,794

Gross profit	40,576	60,236	59,108
Selling, general and administrative expense	24,316	22,701	27,822
Impairment of Tubular Products goodwill	16,066	—	—

Operating income	194	37,535	31,286
Other income (expense)	108	(289)	(339)
Interest income	466	409	147
Interest expense	(2,290)	(3,621)	(5,205)

Income (loss) before income taxes	(1,522)	34,034	25,889
Income tax expense	4,651	12,358	8,388

Income (loss) from continuing operations	$(6,173)	$21,676	$17,501

Discontinued operations:
Loss from operations of discontinued business	(2,151)	(9,583)	(4,124)
Impairment of fixed assets	—	(27,500)	—
Loss on sale of business	(13,497)	—	—
Income tax benefit	(3,934)	(14,484)	(2,867)

Loss on discontinued operations	(11,714)	(22,599)	(1,257)

Net Income (loss)	$(17,887)	$(923)	$16,244

Basic earnings (loss) per share
Continuing operations	$(0.65)	$2.29	$1.87
Discontinued operations	(1.23)	(2.39)	(0.14)

Net Income (loss) per share	$(1.88)	$(0.10)	$1.73

Diluted earnings (loss) per share
Continuing operations	$(0.65)	$2.27	$1.85
Discontinued operations	(1.23)	(2.37)	(0.13)

Net Income (loss) per share assuming dilution	$(1.88)	$(0.10)	$1.72

Shares used in per share calculations:
Basic	9,515	9,445	9,377

Diluted	9,515	9,534	9,445

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$(17,887)	$(923)	$16,244
Other comprehensive income (loss):
Pension liability adjustment, net of tax	(587)	913	138
Deferred gain (loss) on cash flow derivatives, net of tax	15	99	(99)

Other comprehensive income (loss)	(572)	1,012	39

Comprehensive income (loss)	$(18,459)	$89	$16,283

The accompanying notes are an integral part of these consolidated financial statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$527	$588
Trade and other receivables, less allowance for doubtful accounts of $755 and $685	58,310	72,470
Costs and estimated earnings in excess of billings on uncompleted contracts	45,847	50,468
Inventories	72,779	110,392
Refundable income taxes	5,031	1,073
Deferred income taxes	5,487	6,208
Prepaid expenses and other	7,258	2,381

Total current assets	195,239	243,580
Property and equipment, net	132,595	143,061
Goodwill	5,282	25,760
Other assets	18,766	21,058

Total assets	$351,882	$433,459

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$5,714
Current portion of capital lease obligations	2,170	2,216
Accounts payable	15,480	21,731
Accrued liabilities	8,752	10,302
Deferred revenue	319	4,892
Billings in excess of costs and estimated earnings on uncompleted contracts	2,835	3,368

Total current liabilities	29,556	48,223
Borrowings on line of credit	45,587	87,919
Long-term debt, less current portion	—	643
Capital lease obligations, less current portion	225	5,679
Deferred income taxes	14,015	11,842
Pension and other long-term liabilities	16,864	17,303

Total liabilities	106,247	171,609
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,520,067 and 9,449,299 shares issued and outstanding	95	94
Additional paid-in-capital	116,802	114,559
Retained earnings	130,571	148,458
Accumulated other comprehensive loss	(1,833)	(1,261)

Total stockholders’ equity	245,635	261,850

Total liabilities and stockholders’ equity	$351,882	$433,459

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2011	9,353,201	$94	$109,348	$133,137	$(2,312)	$240,267
Net income	—	—	—	16,244	—	16,244
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax benefit of $94	—	—	—	—	(99)	(99)
Pension liability adjustment, net of tax expense of $50	—	—	—	—	138	138
Issuance of common stock under stock compensation plans	29,793	—	(175)	—	—	(175)
Tax benefit from stock compensation plans	—	—	9	—	—	9
Stock-based compensation expense	—	—	3,048	—	—	3,048

Balances, December 31, 2012	9,382,994	94	112,230	149,381	(2,273)	259,432
Net income	—	—	—	(923)	—	(923)
Other comprehensive (loss) income:
Foreign currency cash flow hedge, net of tax expense of $59	—	—	—	—	99	99
Pension liability adjustment, net of tax expense of $540	—	—	—	—	913	913
Issuance of common stock under stock compensation plans	66,305	—	(730)	—	—	(730)
Tax deficiency from stock compensation plans	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	3,060	—	—	3,060

Balances, December 31, 2013	9,449,299	94	114,559	148,458	(1,261)	261,850
Net loss	—	—	—	(17,887)	—	(17,887)
Other comprehensive income:
Foreign currency cash flow hedge, net of tax expense of $9	—	—	—	—	15	15
Pension liability adjustment, net of tax benefit of $285	—	—	—	—	(587)	(587)
Issuance of common stock under stock compensation plans	70,768	1	(1,256)	—	—	(1,255)
Tax benefit from stock compensation plans	—	—	553	—	—	553
Stock-based compensation expense	—	—	2,946	—	—	2,946

Balances, December 31, 2014	9,520,067	$95	$116,802	$130,571	$(1,833)	$245,635

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(17,887)	$(923)	$16,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,606	13,272	16,240
Impairment of goodwill	16,066	—	—
Loss on sale of business	13,497	—	—
Impairment of fixed assets	—	27,500	—
Amortization of intangible assets	540	27	27
Amortization of debt issuance costs	377	634	1,318
Provision for doubtful accounts	70	(1,063)	98
Deferred income taxes	2,894	(7,994)	(4,120)
Loss on disposal of property and equipment	489	256	998
Stock-based compensation expense	2,946	3,060	3,048
Excess tax benefit from stock compensation plans	(553)	—	—
Adjustments to contingent consideration	(1,746)	—	—
Other, net	12	54	216
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities
Trade and other receivables, net	7,984	(24,212)	28,298
Costs and estimated earnings in excess of billings on uncompleted contracts, net	4,088	19,736	(36,621)
Inventories	6,039	8,261	(5,582)
Refundable income taxes	(3,405)	(1,073)	—
Prepaid expenses and other assets	754	307	5,480
Accounts payable	(5,273)	1,374	(310)
Deferred revenue	(4,573)	(3,901)	7,764
Accrued and other liabilities	(881)	(15,226)	11,392

Net cash provided by operating activities	35,044	20,089	44,490

Cash flows from investing activities:
Additions to property and equipment	(14,289)	(28,447)	(16,789)
Proceeds from sale of business	29,791	—	—
Acquisition of businesses, net of cash acquired	—	(15,689)	—
Proceeds from sale of property and equipment	8	1,711	1,072
Issuance of notes receivable	—	(5,700)	(1,000)
Restricted cash	—	—	(2,640)
Other investing activities	31	(126)	60

Net cash provided by (used in) investing activities	15,541	(48,251)	(19,297)

Cash flows from financing activities:
Proceeds from issuance of common stock	28	72	37
Tax withholdings related to net share settlements of restricted share awards and performance shares	(1,283)	(802)	(212)
Excess tax benefit from stock compensation plans	553	—	—
Payments on long-term debt	(6,357)	(5,714)	(5,714)
Borrowings on line of credit	230,581	220,721	119,000
Repayments on line of credit	(272,913)	(180,334)	(133,468)
Payments of debt issuance costs	—	—	(1,599)
Payments on capital lease obligations	(1,255)	(5,239)	(3,373)

Net cash (used in) provided by financing activities	(50,646)	28,704	(25,329)

Change in cash and cash equivalents	(61)	542	(136)
Cash and cash equivalents, beginning of period	588	46	182

Cash and cash equivalents, end of period	$527	$588	$46

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$2,271	$3,277	$4,353
Cash paid during the period for income taxes
(net of refunds of $393, $311, and $1,834)	$1,982	$9,592	$5,007
Non-cash investing and financing activities:
Escrow account related to capital lease financing	$—	$—	$898
Accrued property and equipment purchases	$1,243	$1,656	$2,777
Capital lease additions	$804	$—	$142

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company operates in two business segments, Water Transmission and Tubular Products. The Water Transmission segment primarily produces steel pipeline systems for use in drinking water infrastructure, and has eight manufacturing facilities, located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah and Monterrey, Mexico. The Tubular Products segment primarily produces steel line pipe products for energy applications, and has a manufacturing facility located in Atchison, Kansas.

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

On March 30, 2014, the Company completed the sale of substantially all of the assets and liabilities associated with its oil country tubular goods (“OCTG”) business, as discussed in more detail below. The Company’s results of operations for its disposed OCTG business have been presented as discontinued operations for all periods presented within the consolidated statements of operations.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Lucid Energy Inc., over which the Company exercises significant influence but does not control, is accounted for under the cost method of accounting. Lucid Energy is a clean energy company based in Portland, Oregon. The carrying value of our investment is $0 at both December 31, 2014 and 2013 due to a history of net losses by Lucid Energy.

Business Acquisitions and Disposals

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

Disposal of OCTG Business

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with its OCTG business, which was conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included within the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $13.5 million. The calculation of the loss on sale included a write down of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, $1.8 million was used to pay for transaction costs and $1.8 million was used to pay a net working capital adjustment made in September 2014, resulting in net proceeds of $29.8 million.

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

The table below presents the operating results for the Company’s discontinued operations (in thousands). These operating results for 2014, 2013 and 2012 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Year Ended December 31,
	2014	2013	2012
Net sales	$22,225	$116,111	135,601
Cost of sales	23,881	123,888	138,511

Gross loss	(1,656)	(7,777)	(2,910)
Selling, general, and administrative	396	1,509	816
Impairment of fixed assets	—	27,500	—

Operating loss	(2,052)	(36,786)	(3,726)

Loss on sale of business	(13,497)	—	—
Interest income	—	47	13
Interest expense	(99)	(344)	(411)

Loss before income taxes	(15,648)	(37,083)	(4,124)
Income tax benefit	(3,934)	(14,484)	(2,867)

Net loss	$(11,714)	$(22,599)	$(1,257)

Acquisition of Permalok Corporation

On December 30, 2013 the Company acquired 100% of the outstanding shares of capital stock of Permalok Corporation, a fabricator of steel piping utilizing the Permalok interlocking pipe joining system. Permalok’s rolled and welded steel pipe products provide an alternate joint solution which complements and expands the Company’s product offerings in the Water Transmission segment. Total consideration (net of cash received) of $15.7 million was paid to the owners of the business, resulting in the recording of $5.3 million of goodwill, none of which is expected to be deductible for tax purposes. The goodwill recorded is attributed to synergies expected from integrating operations of Permalok with the rest of the Company’s Water Transmission business. The goodwill is included within the Water Transmission Group for purposes of segment reporting. Contingent consideration of $2.7 million and $4.4 million was recorded in other long-term liabilities as of December 31, 2014 and December 31, 2013, which represents the probability weighted contingent payment as a percentage of high, mid, and low revenue projections for years 2014, 2015 and 2016. There were no payments on the contingent consideration obligation in 2015 for 2014 revenues.

Pro forma results of operations related to our acquisitions during the year ended December 31, 2013 have not been presented because they are not material to our Consolidated Statements of Operations, either individually or in the aggregate.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a book overdraft). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the consolidated statement of cash flows. The Company had a book overdraft of $0.9 million at December 31, 2014. There was not a book overdraft at December 31, 2013.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the consolidated balance sheet net of any doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2014 and 2013 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Customer Prepayments

Contractual terms may require prepayment of a portion of a contract value by the customer in advance of completing the work. Advanced deposits are recorded in accrued liabilities and are offset by invoices as work is performed on the contract. There were no advanced deposits at either December 31, 2014, or December 31, 2013.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel are stated at cost, either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15–30 years); Buildings (20–40 years); Machinery and equipment (3–30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

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

Accrued Liabilities

The Company’s accrued liabilities include payroll related liabilities, reserves for health and workers’ compensation claims, property and sales tax payable, and other liabilities expected to be paid within one year of the balance sheet date. At both December 31, 2014 and 2013, accrued vacation payable of $2.2 million was included in accrued liabilities.

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

Foreign Currency Transactions

Assets and liabilities subject to foreign currency fluctuations are translated into United States dollars at the period-end exchange rate, and revenue and expenses are translated at exchange rates representing an average for the period. Translation adjustments from designated hedges are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains or losses on all other foreign currency transactions are recognized in the consolidated statement of operations. The functional currency of the Company’s Mexican operations is the United States dollar.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. For further information, refer to Note 15, “Accumulated Other Comprehensive Loss”.

Earnings (Loss) per Share

Earnings (loss) per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31 (in thousands, except per share data):

	2014	2013	2012
Income (loss) from continuing operations	$(6,173)	$21,676	$17,501
Loss from discontinued operations	(11,714)	(22,599)	(1,257)

Net income (loss)	$(17,887)	$(923)	$16,244

Basic weighted-average common shares outstanding	9,515	9,445	9,377
Effect of potentially dilutive common shares(1)	—	89	68

Diluted weighted-average common shares outstanding	9,515	9,534	9,445

Earnings (loss) per basic common share:
Continuing operations	$(0.65)	$2.29	$1.87
Discontinued operations	(1.23)	(2.39)	(0.14)

Total	$(1.88)	$(0.10)	$1.73

Earnings (loss) per diluted common share:
Continuing operations	$(0.65)	$2.27	$1.85
Discontinued operations	(1.23)	(2.37)	(0.13)

Total	$(1.88)	$(0.10)	$1.72

Antidilutive shares excluded from net earnings per diluted common share calculation	65	93	92

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts, the escrow account related to the sale of the OCTG business, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2014, one customer had a balance in excess of 10% of total accounts receivable. At December 31, 2013, two customers had a balance in excess of 10% of total accounts receivable. Derivative contracts are with a financial institution whose short-term investments are rated A-1 by Standard and Poor’s. The Company’s deferred compensation plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

The Company estimates the fair value of Restricted Stock Units (“RSUs”) and Performance Stock Awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model requires the use of subjective and complex assumptions including the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s and a comparator group of companies’ stock over the most recent historical period equivalent to the expected life. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

See Note 11, “Share-based Compensation Plans” for further discussion of the Company’s share-based compensation.

Recent Accounting and Reporting Developments

Accounting Changes

In April 2014, the FASB issued ASU 2014-08, which changes the criteria for when the disposal of a component of an entity may be presented as discontinued operations. The guidance requires that the disposal be considered a strategic shift (such as the disposal of a major geographical area, a major line of business, a major equity method investment, or other major part of an entity) which will have a major effect on a reporting entity’s operating and financial results in order to be presented as discontinued operations. Disposals which qualify for discontinued operations presentation will require expanded disclosures. The Company adopted this guidance on January 1, 2015 for any future disposals qualifying for discontinued operations presentation.

In July 2013, the FASB issued ASU 2013-11, which clarified guidance on the presentation of unrecognized tax benefits. The guidance requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The Company adopted this guidance on January 1, 2014 as required, and the effect was not material.

Recent Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern.” This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company’s financial condition, results of operations or cash flows from the adoption of this guidance.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

2.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

Costs and estimated earnings in excess of billings on uncompleted contracts represents revenue earned under the percentage-of-completion method but not yet billable based on the terms of the contracts. These amounts are billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represents amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned.

	December 31,
	2014	2013
	(in thousands)
Costs incurred on uncompleted contracts	$265,552	$182,709
Estimated earnings	53,744	37,438

	319,296	220,147
Less billings to date	(276,284)	(173,047)

	$43,012	$47,100

Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$45,847	$50,468
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,835)	(3,368)

	$43,012	$47,100

3. INVENTORIES:

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,
	2014	2013
Short-term inventories:
Raw materials	$48,005	$52,598
Work-in-process	1,741	4,902
Finished goods	20,663	49,351
Supplies	2,370	3,541

	72,779	110,392
Long-term inventories:
Finished goods	1,214	1,249

Total inventories	$73,993	$111,641

Long-term inventories are recorded in other assets.

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Land and improvements	$23,689	$24,240
Buildings	42,368	42,763
Machinery and equipment	140,578	136,581
Equipment under capital lease	6,001	14,196
Construction in progress	4,183	14,115

	216,819	231,895
Less accumulated depreciation and amortization	(84,224)	(88,834)

Property and equipment, net	$132,595	$143,061

Depreciation expense, which includes amortization of capital lease assets, was $13.6 million, $13.3 million, and $16.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Accumulated amortization associated with property and equipment under capital leases was $4.2 million and $4.9 million at December 31, 2014 and 2013, respectively.

Due to the impairment of its Tubular Products Group goodwill (see Note 5, “Goodwill and Intangible Assets”), the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the asset groups included within the segment. The Company performed a recoverability test for each asset group, in which the carrying value of the asset group was compared against associated undiscounted future cash flows. This analysis determined that the carrying values of the asset groups were recoverable at December 31, 2014.

In conjunction with the preparation of its financial statements for the year ended December 31, 2013, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the assets located at its Bossier City, Louisiana facility due to increased competition in the OCTG market, pricing pressures from imported pipe, and growing inventory balances. This facility was included within our Tubular Products Group. The Company performed a recoverability test in which the carrying values of the asset groups were compared against the probability weighted undiscounted future cash flows of various future scenarios using Company-specific assumptions. The analysis determined that the carrying value of the asset group was not recoverable as the undiscounted cash flows were less than the carrying value of the asset group. The Company then compared the carrying value to the fair market value of the asset group. Management determined fair value using third-party appraisals, as discussed in Note 8. This analysis resulted in an impairment charge of $27.5 million, which is included in discontinued operations for 2013 as the related assets were sold as part of the sale of the OCTG business in March 2014.

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. As discussed in Note 1, goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicates goodwill may be impaired.

In evaluating goodwill, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or EBITDA. The Company utilizes a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. If the carrying value of the reporting unit exceeds its calculated enterprise value, then the Company continues to assess the fair value of individual assets and liabilities, other than goodwill. The difference between the reporting unit enterprise value and the fair value of its identifiable net assets is the implied fair value of the reporting unit’s goodwill. A goodwill impairment loss is recorded for the difference between the implied fair value and its carrying value.

Goodwill related to the Company’s Tubular Products Group of $16.1 million was quantitatively evaluated with consideration of the income and market approaches as applicable. Due to negative impacts on our Tubular Products business as a result of the worldwide turmoil in crude oil markets, which became significant in the fourth quarter of 2014, we concluded that there was no implied fair value of the Tubular Products Group goodwill and that it should be completely written off as of December 31, 2014.

Goodwill related to the Company’s Water Transmission Group of $5.3 million was quantitatively evaluated with consideration of the income and market approaches as applicable. We concluded that Water Transmission Group goodwill was not impaired as of December 31, 2014.

Goodwill assigned to the Company’s Water Transmission and Tubular Products Groups is as follows (in thousands):

	Water Transmission	Tubular Products	Total
Goodwill balance, December 31, 2012	$—	$20,478	$20,478
Additions	5,282	—	5,282

Goodwill balance, December 31, 2013	5,282	20,478	25,760

Adjustment for the sale of OCTG business	—	(4,412)	(4,412)
Fourth quarter impairment	—	(16,066)	(16,066)

Goodwill balance, December 31, 2014	$5,282	$—	$5,282

The Company had allocated $4.4 million of goodwill to the two OCTG plants disposed in March 2014, and recorded the related write-off of that goodwill as part of the loss on sale of business in the Company’s consolidated statement of operations.

Intangible Assets

Intangible assets consist of the following as of December 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted-Average Amortization Period (in years)
Customer relationships	$1,378	$(138)	$1,240	9.0
Patents	1,162	(232)	930	4.0
Trade names and trademarks	1,132	(75)	1,057	14.0
Other (1)	295	(77)	218	2.9

Total	$3,967	$(522)	$3,445	8.8

(1)	Other intangibles consist of favorable lease contracts and non-compete agreements

The Company recorded $0.5 million amortization expense in 2014 and zero amortization in 2013 and 2012. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2015	523
2016	523
2017	495
2018	459
2019	213
Thereafter	1,232

$3,445

6. LINE OF CREDIT AND LONG-TERM DEBT:

Line of Credit

At December 31, 2014, the Company had $45.6 million of borrowings on its Credit Agreement. The Credit Agreement allows the Company to borrow up to $165 million, subject to compliance with financial covenants. At December 31, 2014, the Company had $61.7 million available to borrow in addition to its then-outstanding borrowings under the Credit Agreement while remaining in compliance with the Company’s financial covenants.

Under the Credit Agreement, the Company’s borrowings bear interest at LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Company was able to borrow at LIBOR plus 2.0% at December 31, 2014. The Credit Agreement bears interest at a weighted average rate of 2.43% at December 31, 2014.

At December 31, 2013, the Company had $87.9 million of borrowings on its Credit Agreement. The Company was able to borrow at LIBOR plus 2.0% at December 31, 2013. The Credit Agreement bore interest at a weighted average rate of 2.69% at December 31, 2013.

The Credit Agreement expires on October 24, 2017. The Company expects to extend, renew, or replace its line of credit borrowings, to the extent required by working capital or other borrowing needs. Therefore, borrowings on the line of credit are classified as noncurrent as of December 31, 2014 and 2013. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property.

Long-Term Debt

At December 31, 2013, the Company had remaining principal on Term Notes of $6.4 million. The Term Notes originated in 2008 to 2009, bore interest at 9.07% to 10.50%, and were collateralized by accounts receivable, inventory, and certain equipment. As of June 30, 2014, the Company had paid all of the principal outstanding on its Term Notes.

Interest expense for continuing operations from Line of Credit borrowings, Term Notes, and capital leases was $2.3 million, net of amounts capitalized of $0.2 million in 2014, $3.6 million, net of amounts capitalized of $0.4 million in 2013, and $5.2 million, net of amounts capitalized of $0.2 million in 2012.

7. LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum payments under the Company’s capital leases are as follows (in thousands):

2015	$2,283
2016	169
2017	68
2018	—
2019	—
Thereafter	—

Total minimum lease payments	2,520
Amount representing interest	125

Present value of minimum lease payments with average interest rates of 9.66%	2,395
Current portion of capital lease obligation	2,170

Capital lease obligation, less current portion	$225

We had a total of $2.4 million in capital lease obligations outstanding at December 31, 2014. The weighted average interest rate on all of the Company’s capital leases is 9.66%. The Company’s capital leases are for certain equipment used in the manufacturing process. Interest expense on discontinued operations was $0.1 million in 2014, $0.3 million in 2013 and $0.4 million in 2012, which was related to a capital lease at our former Bossier, Louisiana facility.

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense from continuing operations for 2014, 2013, and 2012 was $3.2 million, $2.8 million, and $2.9 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. Future minimum payments as of December 31, 2014 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2015	$2,557
2016	2,451
2017	2,191
2018	1,067
2019	651
Thereafter	2,491

$11,408

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

Description	Balance at December 31, 2014	Level 1	Level 2	Level 3
Financial Assets
Deferred compensation plan	$6,237	$4,953	$1,284	$—
Derivatives	32	—	32	—

Total Assets	$6,269	$4,953	$1,316	$—

Financial Liabilities
Contingent consideration	$(2,679)	$—	$—	$(2,679)
Derivatives	(5)	—	(5)	—

Total Liabilities	$(2,684)	$—	$(5)	$(2,679)

Description	Balance at December 31, 2013	Level 1	Level 2	Level 3
Financial Assets
Deferred compensation plan	$6,000	$4,944	$1,056	$—
Derivatives	1	—	1	—

Total Assets	$6,001	$4,944	$1,057	$—

Financial Liabilities
Contingent consideration	$(4,425)	$—	$—	$(4,425)
Derivatives	(1)	—	(1)	—

Total Liabilities	$(4,426)	$—	$(1)	$(4,425)

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

The contingent consideration liability represents the probability weighted contingent payment as a percentage of high, mid, and low revenue projections for the following three fiscal years following the acquisition of Permalok on December 30, 2013. Our fair value estimate of this liability was $2.7 million at December 31, 2014 and $4.4 million at December 31, 2013. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Changes in the fair value of the contingent consideration payment will be reflected in cost of sales during the period which the change in the estimated fair value is calculated.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on line of credit approximate fair value due to the short-term nature of these instruments.

Prior to final payoff in June 2014, the Company was obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s debt was calculated using a coupon rate on borrowings with similar maturities, current remaining average life to maturity, borrower credit quality, and current market conditions all of which are classified as Level 2 inputs within the valuation hierarchy. At December 31, 2013, the fair value of the Company’s long-term debt, including the current portion, was $6.3 million and the carrying value was $6.4 million.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company measures its financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs, and because the valuations require management judgment. There were no material impairment charges recorded on investments in 2014. During 2013 and 2012, there were $0.3 million and $0, respectively, of impairment charges recorded on investments. The impairment charges recorded on investments were included in other expense (income) in the consolidated statement of operations.

If required as part of its annual goodwill impairment assessment, the Company calculates the business enterprise value of applicable reporting units. This calculation uses a weighted average of income and market approaches, and is classified as Level 3 in the valuation hierarchy. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions. For 2014, this analysis resulted in the impairment of Tubular Products goodwill of $16.1 million. There were no impairments in 2013 or 2012.

As part of its analysis of impairment of long lived asset groups as of December 31, 2013, the Company determined the fair value of two of its asset groups using third party appraisals. The inputs used in the third party appraisals are classified as Level 3 in the valuation hierarchy, due to limited observed market data and because the valuations require significant judgments. The analysis resulted in a long-lived asset group impairment of $27.5 million, which is included in loss from discontinued operations for 2013.

9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES:

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian dollars. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. There were no derivative contracts not designated as hedges as of December 31, 2014. As of December 31, 2013, the total notional amount of the derivative contracts not designated as hedges was $25,000 (CAD$27,000). As of December 31, 2014 and 2013, the total notional amount of the derivative contracts designated as hedges was $1.3 million (CAD$1.5 million) and $3.8 million (CAD$4.1 million), respectively. Derivative assets are included within prepaid expenses and other and derivative liabilities are included within accrued liabilities within the consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the consolidated balance sheet at their gross fair values.

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

All of the Company’s Canadian dollar forward contracts have maturities less than 12 months as of December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, gains (losses) of $0.1 million, ($0.1) million and ($0.4) million, respectively, from derivative contracts not designated as hedging instruments were recognized in net sales from continuing operations. At December 31, 2014, there is $43,000 of unrealized pretax gain on outstanding derivatives included in accumulated other comprehensive loss, substantially all of which is expected to be reclassified to net sales from continuing operations within the next 12 months as a result of underlying hedged transactions also being recorded in net sales from continuing operations. See Note 15, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

10. RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers 25 investment options.

Defined Benefit Plans

The Company has two noncontributory defined benefit plans. Effective 2001, both plans were frozen, and participants were fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to the date the plans were frozen. The funding policy for both of these plans is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan.

As of December 31, 2014, the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $2.1 million and an unrecognized actuarial loss, net of tax, of $1.9 million in accumulated other comprehensive loss. As of December 31, 2013 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $1.2 million and an unrecognized actuarial loss, net of tax, of $1.3 million in accumulated other comprehensive loss. Additionally, as of December 31, 2014 and 2013, the projected and accumulated benefit obligation was $6.9 million and $5.8 million, respectively, and the fair value of plan assets was $4.8 million and $4.6 million, respectively. The increase in pension liability at December 31, 2014 is due to the adoption of the RP-2014 mortality tables by both plans.

The net periodic benefit cost was $0.2 million for the year ended December 31, 2014, $0.4 million for the year ended December 31, 2013, and $0.4 million for the year ended December 31, 2012. The weighted average discount rates used to measure the projected benefit obligation were 3.54% and 4.40% as of December 31, 2014 and 2013, respectively.

The plan assets are invested in growth mutual funds, consisting of a mix of debt and equity securities, which are categorized as Level 2 under the fair value hierarchy. The expected weighted average long-term rate of return on plan assets was 7.5% as of December 31, 2014 and 2013.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covers officers and selected highly compensated employees. The deferred compensation plan generally matches up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. It also provides officers with a Company funded component with a retirement target benefit. The retirement target benefit amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency.

Total expense for all retirement plans in 2014, 2013 and 2012 was $1.8 million, $1.8 million and $1.7 million, respectively.

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

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cost of sales	$337	$662	$432
Selling, general and administrative expenses	2,609	2,398	2,616

Total	$2,946	$3,060	$3,048

As of December 31, 2014, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.1 million, which is expected to be recognized over a weighted average period of 1.7 years.

There were 643,393 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2014.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2014 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2011	71,597	21.26
Options granted	—	—
Options exercised	(24,597)	17.58
Options cancelled	—	—

Balance, December 31, 2012	47,000	23.19
Options granted	—	—
Options exercised	(7,000)	10.31
Options cancelled	—	—

Balance, December 31, 2013	40,000	25.44
Options granted	—	—
Options exercised	(2,000)	14.00
Options cancelled	—	—

Balance, December 31, 2014	38,000	26.05

Exercisable and Outstanding, December 31, 2014	38,000	26.05	3.68	$424

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2014, 2013 and 2012 was $43,000, $0.1 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$22.07	4,000	0.36	22.07	4,000	22.07
$24.15	24,000	5.25	24.15	24,000	24.15
$28.31	4,000	1.16	28.31	4,000	28.31
$34.77	6,000	1.28	34.77	6,000	34.77

	38,000	3.68	26.05	38,000	26.05

There were no options granted during 2014, 2013 or 2012.

Restricted Stock Units and Performance Awards

The Company estimates the fair value of Restricted Stock Units (“RSUs”) and Performance Stock Awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The assumptions used in the Monte Carlo simulation model for PSAs granted during each year were:

	2014	2013	2012
Expected stock price volatility	23.7% - 65.0%	24.6% - 60.1%	33.3% - 75.7%
Risk free interest rate	0.61%	0.41%	0.24%
Expected dividend yield	0%	0%	0%

A summary of status of the Company’s RSUs and PSAs as of December 31, 2014 and changes during the three years then ended is presented below:

	Number of RSUs and PSAs (1)	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs at December 31, 2011	193,981	$24.41
RSUs and PSAs granted	115,306	29.06
Unvested RSUs and PSAs cancelled	(39,306)	28.44
RSUs and PSAs vested	(26,840)	23.13

Unvested RSUs and PSAs at December 31, 2012	243,141	26.11
RSUs and PSAs granted	117,966	34.24
Unvested RSUs and PSAs cancelled	(16,002)	27.45
RSUs and PSAs vested	(88,018)	23.37

Unvested RSUs and PSAs at December 31, 2013	257,087	30.69
RSUs and PSAs granted	87,353	41.76
Unvested RSUs and PSAs cancelled	(32,756)	32.36
RSUs and PSAs vested (2)	(80,469)	25.81

Unvested RSUs and PSAs at December 31, 2014	231,215	$36.34

(1)	The number of shares disclosed in this table are at the target level of 100%.
(2)	13,161 additional shares were vested for performance share awards that were granted in 2011 for the three-year performance period ended December 31, 2013, based on achievement of an actual payout percentage of 143%.

The unvested balance of RSUs and PSAs at December 31, 2014 includes approximately 185,000 PSAs included at a target level. The vesting of these awards is subject to the achievement of specified market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The total fair value of RSUs and PSAs vested during the years ended December 31, 2014, 2013, and 2012 was $3.5 million, $2.1 million, and $0.6 million, respectively.

Stock Awards

For the years ended December 31, 2014, 2013 and 2012, stock awards were granted to non-employee directors, which vested immediately upon issuance, as follows: 9,150 shares; 4,912 shares; and 4,807 shares, respectively. The Company recorded compensation expense based on the fair market value per share of the awards on the grant dates of $36.00 and $36.41 in 2014, $27.49 in 2013, and $23.40 in 2012.

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

13. COMMITMENTS AND CONTINGENCIES:

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $0.2 million to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The draft FS identifies ten possible remedial alternatives which range in estimated cost from approximately $169 million to $1.76 billion and estimates a range of two to 28 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company is one of many Upland Source Control Sites working with ODEQ on Source Control and is considered a “medium” priority site by ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005 and a revised draft RI/SCE Report in January 2014 (2014 RI/SCE Report). The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and complete paving the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated.

During the localized soil excavation in 2011, additional stained soil was discovered. At the request of ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to ODEQ in the third quarter of 2012. Comments from ODEQ were received in November 2012. In February 2013, ODEQ clarified its comments from November 2012, and the Company completed its second round of groundwater sampling for the Stained Soil Investigation Area in May and November 2013. The results were reported to ODEQ in January 2014 in the RI/SCE Report. Comments were received from ODEQ in June 2014 and will be addressed in a revised report.

The Company spent $0.1 million for further Source Control work in 2014, and less than $0.1 million in 2013.

Concurrent with the activities of the EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment; of this amount, $0.2 million was paid in July 2014 and the remainder was paid in January 2015. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA.

The Company’s potential liability is a portion of the costs of the remedy the EPA will select for the entire Portland Harbor Superfund Site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Site matters, and no further adjustment to the consolidated financial statements has been recorded as of the date of this filing. The Company has insurance policies for defense costs, as well as indemnification policies it believes will provide reimbursement for any share of the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

In December 2014, a federal district court approved settlements between the Company and two of its insurance carriers. The Company released its interests in the related insurance policies, and received $2.6 million in January 2015 for reimbursement of past indemnification and defense costs incurred by the Company associated with the Portland Harbor Site, substantially all of which reduced cost of sales in 2014. As of December 31, 2014, $2.6 million was included in trade and other receivables. Notwithstanding these settlements, the Company continues to have insurance coverage for indemnification and defense costs related to Portland Harbor Site as described above.

Houston Environmental Cleanup

In connection with the Company’s sale of its OCTG business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was admitted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business see Note 1, “Summary of Significant Accounting Policies – Business Acquisitions and Disposals” if the purchaser of the OCTG business exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained. As the Company is in the early stages of this process, no adjustment to the consolidated financial statements has been recorded as of the date of this filing. We expect to be able to estimate the potential costs by mid-2015.

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

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. To the extent that insurance does not cover legal, defense, and indemnification costs associated with a loss contingency, such costs will be expensed as incurred. The Company believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.3 million at December 31, 2014. The stand-by letters of credit relate to workers’ compensation insurance.

14. INCOME TAXES:

The components of income tax expense for continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$4,336	$9,097	$8,409
State	334	690	278

Total current tax expense	4,670	9,787	8,687

Deferred:
Federal	305	2,631	(416)
State	(324)	(60)	117

Total deferred tax expense (benefit)	(19)	2,571	(299)

	$4,651	$12,358	$8,388

The difference between the Company’s effective income tax rates and the statutory United States federal income tax rate of 35% is explained as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Provision (benefit) at statutory rate of 35%	$(532)	$11,921	$9,083
State provision, net of federal benefit	(96)	370	601
Federal and state tax credits	(91)	(525)	(379)
Domestic manufacturing deduction	—	(641)	(762)
Change in valuation allowance	9	954	—
Uncertain tax positions	5	(7)	(67)
Goodwill impairment (nondeductible)	5,623	—	—
Nondeductible expenses	207	345	247
Nontaxable adjustment to contingent consideration	(611)	—	—
Other	137	(59)	(335)

	$4,651	$12,358	$8,388

Effective tax rate	305.6%	36.3%	32.4%

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$2,186	$2,384
Accrued employee benefits	841	951
Inventories	1,937	2,671
Trade receivable, net	372	319
Net operating loss carryforwards	93	500
Other	1,299	520

	6,728	7,345
Valuation allowance	(719)	(500)

	6,009	6,845
Current deferred tax liabilities:
Prepaid expenses	(522)	(637)

Current deferred tax assets, net	5,487	6,208

Noncurrent deferred tax assets:
Net operating loss carryforwards	489	211
Tax credit carryforwards	996	478
Accrued employee benefits	4,483	3,740
Other assets	6,067	5,520
Other	142	138

	12,177	10,087
Valuation allowance	(1,139)	(1,394)

	11,038	8,693
Noncurrent deferred tax liabilities:
Property and equipment	(23,903)	(19,343)
Intangible assets	(1,150)	(1,192)

Noncurrent deferred tax liabilities, net	(14,015)	(11,842)

Net deferred tax liabilities	$(8,528)	$(5,634)

As of December 31, 2014, the Company had approximately $20 million of state net operating loss carryforwards which expire on various dates between 2018 and 2031. The Company also had state tax carryforwards of $1.5 million, which begin to expire in 2015.

The Company considers the earnings of the Mexican subsidiary to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should the Company decide to repatriate the foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely reinvested outside the United States, and a deferred tax liability of approximately $0.9 million related to the United States federal and state income taxes and foreign withholding taxes on approximately $2.5 million of undistributed foreign earnings would be recorded.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to United States Federal or state income tax examinations for years before 2010.

A summary of the changes in the unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012 is presented below (in thousands):

	2014	2013	2012
Unrecognized tax benefits, beginning of year	$6,207	$5,245	$309
Decreases for settlements	(3,265)	—	—
Decreases for lapse in statute of limitations	(115)	—	—
Decreases for positions taken in current year	(615)	—	—
Increases for positions taken in prior years	101	646	3,571
Decreases for positions taken in prior years	—	(696)	(184)
Increases for positions taken in the current year	—	1,012	1,549

Unrecognized tax benefits, end of year	$2,313	$6,207	$5,245

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $2.4 million, which includes interest, would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in Income tax expense. As of December 31, 2014 and 2013, the Company has approximately $0.1 million and $0.3 million, respectively, of accrued interest related to uncertain tax positions. Total interest for uncertain tax positions decreased by approximately $0.1 million in 2014, and increased by approximately $0.1 million in 2013 and 2012.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2014	2013
Pension liability adjustment, net of tax benefit of $1,108 and $704	$(1,862)	$(1,275)
Deferred gain (loss) on cash flow derivatives, net of tax expense of $14 and benefit of $9	29	14

Total	$(1,833)	$(1,261)

The following table summarizes changes in the components of accumulated other comprehensive loss during the twelve months ended December 31, 2014 and December 31, 2013 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2012	$(2,188)	$(85)	$(2,273)
Other comprehensive income before reclassifications	674	171	845
Amounts reclassified from accumulated other comprehensive income (loss)	239	(72)	167

Net current period adjustments to other comprehensive income	913	99	1,012

Balance, December 31, 2013	$(1,275)	$14	$(1,261)

Other comprehensive income (loss) before reclassifications	(701)	17	(684)
Amounts reclassified from accumulated other comprehensive income (loss)	114	(2)	112

Net current period adjustments to other comprehensive income (loss)	(587)	15	(572)

Balance, December 31, 2014	$(1,862)	$29	$(1,833)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the consolidated statement of operations during the twelve months ended December 31, 2014, 2013 and 2012 (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)			Affected line item in the Consolidated Statements of Operations
	2014	2013	2012
Defined Benefit Pension Items
Net periodic pension cost	$(182)	$(372)	$(417)	Cost of sales
Associated tax benefit	68	133	104	Income tax expense

	$(114)	$(239)	$(313)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$6	$114	$(40)	Net sales
Hedge ineffectiveness	(3)	—	—	Net sales
Associated tax expense	(1)	(42)	19	Income tax expense

	$2	$72	$(21)	Net of tax

Total reclassifications for the period	$(112)	$(167)	$(334)

16. SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on operating income.

The Company’s Water Transmission segment manufactures and markets large diameter, high-pressure steel pipe used primarily for water transmission. The Company’s Water Transmission products are manufactured at its eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah and Monterrey, Mexico. During the second half of 2012, the Company permanently closed its facility located in Pleasant Grove, Utah, and transferred its property and equipment to other manufacturing locations. Products are sold primarily to public water agencies either directly or through an installation contractor.

The Company’s Tubular Products segment manufactures and markets smaller diameter, ERW steel pipe for use in a wide range of applications, including energy, construction, agricultural, and industrial systems. The Tubular Products manufacturing facility is located in Atchison, Kansas. Tubular Products are marketed through a network of direct sales force personnel and sales agents throughout the United States, Canada and Mexico. On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company’s Tubular Products segment at its former manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. One customer accounted for 16% and another customer accounted for 10% of total net sales from continuing operations in 2014. One customer accounted for 15% of total net sales from continuing operations in 2013 and one customer accounted for 16% of total net sales from continuing operations in 2012. As of December 31, 2014, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net sales from continuing operations:
Water transmission	$238,545	$226,427	$269,203
Tubular products	164,753	133,018	119,699

Total	$403,298	$359,445	$388,902

Gross profit from continuing operations:
Water transmission	$39,601	$46,953	$45,051
Tubular products	975	13,283	14,057

Total	$40,576	$60,236	$59,108

Operating income (loss) from continuing operations:
Water transmission	$31,490	$40,343	$36,278
Tubular products	(16,677)	11,943	12,061

	14,813	52,286	48,339
Corporate	(14,619)	(14,751)	(17,053)

Total	$194	$37,535	$31,286

Net sales from continuing operations by geographic region:
United States	$383,344	$308,345	$332,859
Other	19,954	51,100	56,043

Total	$403,298	$359,445	$388,902

The following includes discontinued operations within Tubular products:

Depreciation and amortization expense:
Water transmission	$8,716	$7,082	$10,474
Tubular products	5,090	5,963	5,541

	13,806	13,045	16,015
Corporate	340	254	252

Total	$14,146	$13,299	$16,267

Capital expenditures:
Water transmission	$6,190	$13,204	$6,830
Tubular products	7,526	14,354	9,813

	13,716	27,558	16,643
Corporate	573	889	146

Total	$14,289	$28,447	$16,789

	December 31,
	2014	2013
	(in thousands)
Goodwill:
Water transmission	$5,282	$5,282
Tubular products	—	20,478

Total	$5,282	$25,760

Total assets:
Water transmission	$222,365	$218,849
Tubular products	102,449	184,088

	324,814	402,937
Corporate	27,068	30,522

Total	$351,882	$433,459

All property and equipment is located in the United States as of December 31, 2014 and 2013, except for a total of $4.2 million, which is located in Mexico.

17. RELATED PARTY TRANSACTION

During 2014, the Company paid $1.2 million to Raymond James & Associates, an affiliate of Eagle Asset Management, for investment banking services related to the Company’s sale of its former OCTG business. Eagle Asset Management is a substantial stockholder of the Company, as it owns more than 10 percent of the Company’s common stock.

18. QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2014 and 2013 is as follows (dollars in thousands, except per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2014
Net sales:
Water transmission	$42,999	$62,205	$76,857	$56,484	$238,545
Tubular products	39,648	39,783	39,648	45,674	164,753

Total	$82,647	$101,988	$116,505	$102,158	$403,298

Gross profit (loss):
Water transmission	$1,668	$11,491	$16,559	$9,883	$39,601
Tubular products	2,646	(174)	(739)	(758)	975

Total	$4,314	$11,317	$15,820	$9,125	$40,576

Operating income (loss):
Water transmission	$(299)	$9,543	$14,429	$7,817	$31,490
Tubular products	2,294	(589)	(1,155)	(17,227)	(16,677)
Corporate	(3,121)	(3,555)	(3,943)	(4,000)	(14,619)

Total	$(1,126)	$5,399	$9,331	$(13,410)	$194

Net income (loss)	$(12,104)	$3,192	$5,021	$(13,996)	$(17,887)
Basic Earnings (loss) per share:
Continuing Operations	$(0.13)	$0.34	$0.62	$(1.47)	$(0.65)
Discontinued Operations	(1.14)	—	(0.09)	—	(1.23)

Total	$(1.27)	$0.34	$0.53	$(1.47)	$(1.88)

Diluted Earnings (loss) per share:
Continuing Operations	$(0.13)	$0.33	$0.61	$(1.47)	$(0.65)
Discontinued Operations	(1.14)	—	(0.09)	—	(1.23)

Total	$(1.27)	$0.33	$0.52	$(1.47)	$(1.88)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2013
Net sales:
Water transmission	$78,613	$58,148	$46,835	$42,831	$226,427
Tubular products	28,722	29,794	31,692	42,810	133,018

Total	$107,335	$87,942	$78,527	$85,641	$359,445

Gross profit:
Water transmission	$19,870	$12,125	$7,932	$7,026	$46,953
Tubular products	3,049	3,085	3,322	3,827	13,283

Total	$22,919	$15,210	$11,254	$10,853	$60,236

Operating income (loss):
Water transmission	$18,033	$10,499	$6,306	$5,505	$40,343
Tubular products	2,735	2,774	2,951	3,483	11,943
Corporate	(3,879)	(4,004)	(3,559)	(3,309)	(14,751)

Total	$16,889	$9,269	$5,698	$5,679	$37,535

Net income	$9,506	$5,561	$1,016	$(17,006)	$(923)
Basic Earnings (loss) per share:
Continuing Operations	$1.16	$0.59	$0.29	$0.26	$2.29
Discontinued Operations	(0.15)	—	(0.18)	(2.06)	$(2.39)

Total	$1.01	$0.59	$0.11	$(1.80)	$(0.10)

Diluted Earnings (loss) per share:
Continuing Operations	$1.16	$0.59	$0.29	$0.25	$2.27
Discontinued Operations	(0.16)	—	(0.18)	(2.03)	(2.37)

Total	$1.00	$0.59	$0.11	$(1.78)	$(0.10)

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts	$685	$411	$(341)	$755
Valuation allowance for deferred tax assets	1,894	26	(62)	1,858

Year ended December 31, 2013:
Allowance for doubtful accounts	$1,748	$124	$(1,187)	$685
Valuation allowance for deferred tax assets	940	954	—	1,894

Year ended December 31, 2012:
Allowance for doubtful accounts	$1,650	$1,381	$(1,283)	$1,748
Valuation allowance for deferred tax assets	926	14	—	940

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2015.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 16th day of March 2015.

Signature	Title

/S/ RICHARD A. ROMAN Richard A. Roman	Director and Chairman of the Board

/S/ SCOTT MONTROSS Scott Montross	Director, President and Chief Executive Officer

/S/ ROBIN GANTT Robin Gantt	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ MICHELLE APPLEBAUM Michelle Applebaum	Director

/S/ JAMES E. DECLUSIN James E. Declusin	Director

/S/ HARRY L. DEMOREST Harry L. Demorest	Director

/S/ KEITH R. LARSON Keith R. Larson	Director