Form 10-Q
period 2015-03-31
NORTHWEST PIPE CO
filed 2015-05-06
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,554,222
(Class)	(Shares outstanding at April 27, 2015)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited):

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$116	$527
Trade and other receivables, less allowance for doubtful accounts of $672 and $755	32,128	58,310
Costs and estimated earnings in excess of billings on uncompleted contracts	52,553	45,847
Inventories	61,283	72,779
Refundable income taxes	3,925	5,031
Deferred income taxes	6,218	5,487
Prepaid expenses and other	7,087	7,258

Total current assets	163,310	195,239
Property and equipment, less accumulated depreciation and amortization of $85,183 and $84,224	132,848	132,595
Goodwill	5,282	5,282
Other assets	19,313	18,766

Total assets	$320,753	$351,882

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	1,927	2,170
Accounts payable	9,421	15,480
Accrued liabilities	9,103	9,071
Billings in excess of costs and estimated earnings on uncompleted contracts	1,462	2,835

Total current liabilities	21,913	29,556
Borrowings on line of credit	24,823	45,587
Capital lease obligations, less current portion	180	225
Deferred income taxes	14,194	14,015
Pension and other long-term liabilities	16,119	16,864

Total liabilities	77,229	106,247
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 15,000,000 shares authorized, 9,554,222 and 9,520,067 shares issued and outstanding	96	95
Additional paid-in-capital	116,697	116,802
Retained earnings	128,470	130,571
Accumulated other comprehensive loss	(1,739)	(1,833)

Total stockholders’ equity	243,524	245,635

Total liabilities and stockholders’ equity	$320,753	$351,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$84,865	$82,647
Cost of sales	80,974	78,333

Gross profit	3,891	4,314
Selling, general and administrative expense	6,974	5,440

Operating loss	(3,083)	(1,126)
Other income (expense)	44	(63)
Interest income	82	81
Interest expense	(417)	(770)

Loss before income taxes	(3,374)	(1,878)
Income tax benefit	(1,273)	(667)

Loss from continuing operations	(2,101)	(1,211)
Discontinued operations:
Loss from operations of discontinued business	—	(2,662)
Loss on sale of business	—	(12,083)
Income tax benefit	—	(3,852)

Loss on discontinued operations	—	(10,893)

Net loss	$(2,101)	$(12,104)

Basic loss per share
Continuing operations	$(0.22)	$(0.13)
Discontinued operations	—	(1.14)

Total	$(0.22)	$(1.27)

Diluted loss per share
Continuing operations	$(0.22)	$(0.13)
Discontinued operations	—	(1.14)

Total	$(0.22)	$(1.27)

Shares used in per share calculations:
Basic	9,553	9,508

Diluted	9,553	9,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,101)	$(12,104)
Other comprehensive income (loss):
Pension liability adjustment, net of tax	109	64
Deferred gain (loss) on cash flow derivatives, net of tax	(15)	2

Other comprehensive income	94	66

Comprehensive loss	$(2,007)	$(12,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,101)	$(12,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,630	3,159
Amortization of intangible assets	149	138
Provision for doubtful accounts	(83)	(212)
Amortization of debt issuance costs	68	134
Deferred income taxes	(552)	3,108
Loss on sale of business	—	12,083
Stock based compensation expense	650	354
Other, net	(46)	50
Changes in operating assets and liabilities:
Trade and other receivables, net	23,630	9,725
Insurance settlements	2,625	—
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,079)	20,987
Inventories	11,502	14,477
Refundable income taxes	774	(8,187)
Prepaid expenses and other assets	(603)	(2)
Accounts payable	(5,295)	577
Accrued and other liabilities	(696)	(4,148)

Net cash provided by operating activities	24,573	40,139

Cash flows from investing activities:
Additions to property and equipment	(3,689)	(4,964)
Proceeds from sale of business	—	31,609
Other investing activities	161	13

Net cash (used in) provided by investing activities	(3,528)	26,658

Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance stock awards	(423)	(1,283)
Payments on long-term debt	—	(2,786)
Borrowings on line of credit	34,000	23,831
Repayments on line of credit	(54,765)	(86,559)
Payments on capital lease obligations	(287)	(539)
Other financing activities	19	—

Net cash used in financing activities	(21,456)	(67,336)

Change in cash and cash equivalents	(411)	(539)
Cash and cash equivalents, beginning of period	527	588

Cash and cash equivalents, end of period	$116	$49

Non-Cash Investing Activity:
Accrued property and equipment purchases	479	1,127

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2014 Form 10-K.

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with its oil country tubular goods (“OCTG”) business. See Note 2, “Disposition of OCTG Business” for further information regarding the sale. The Company’s results of operations for its disposed OCTG business have been presented as discontinued operations for all periods presented within the condensed consolidated statements of operations.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

2.	Disposition of OCTG Business

On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with its OCTG business, which was conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included within the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $13.5 million ($12.1 million of which was recorded in the first quarter of 2014 and $1.4 million of which was recorded in the third quarter of 2014). The calculation of the loss on sale included a write down of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, $1.8 million was used to pay for transaction costs and $1.8 million was used to pay a net working capital adjustment made in September 2014, resulting in net proceeds of $29.8 million. In April 2015, the $4.3 million escrow was released to the Company.

The table below presents the operating results for the Company’s discontinued operations (in thousands). The operating results for the three months ended March 31, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Three Months Ended March 31,
	2015	2014
Net sales	$—	$22,225
Cost of sales	—	24,392

Gross loss	—	(2,167)
Selling, general and administrative expense	—	396

Operating loss	—	(2,563)
Interest expense	—	(99)
Loss on sale of business	—	(12,083)

Loss before income taxes	—	(14,745)
Income tax benefit	—	(3,852)

Loss on discontinued operations	$—	$(10,893)

3.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Short-term inventories:
Raw materials	$36,715	$48,005
Work-in-process	1,474	1,741
Finished goods	20,746	20,663
Supplies	2,348	2,370

	61,283	72,779
Long-term inventories:
Finished goods	1,209	1,214

Total inventories	$62,492	$73,993

Long-term inventories are recorded in other assets.

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at March 31, 2015
Description		Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,805	$5,548	$1,257	$—
Derivatives	131	—	131	—

Total assets	$6,936	$5,548	$1,388	$—

Financial liabilities
Contingent consideration	$(2,749)	$—	$—	$(2,749)
Derivatives	(27)	—	(27)	—

Total liabilities	$(2,776)	$—	$(27)	$(2,749)

	Balance at December 31, 2014
Description		Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,237	$4,953	$1,284	$—
Derivatives	32	—	32	—

Total assets	$6,269	$4,953	$1,316	$—

Financial liabilities
Contingent consideration	$(2,679)	$—	$—	$(2,679)
Derivatives	(5)	—	(5)	—

Total liabilities	$(2,684)	$—	$(5)	$(2,679)

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

The contingent consideration liability is associated with the acquisition of Permalok Corporation in December 2013 and represents the probability weighted average contingent payment as a percentage of high, mid, and low revenue projections. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Changes in the fair value of the contingent consideration obligation will be reflected in cost of sales during the period the change occurs.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on line of credit approximate fair value due to the short-term nature of these instruments.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of March 31, 2015 and December 31, 2014, all derivative contracts held by the Company were designated as hedges. As of March 31, 2015 and December 31, 2014, the total notional amount of the derivative contracts designated as hedges was $2.5 million (CAD$3.1 million) and $1.3 million (CAD$1.5 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of March 31, 2015.

For the three months ended March 31, 2015 and March 31, 2014, the gains (losses) from derivative contracts not designated as hedging instruments recognized in net sales were $(18,000) and $60,000, respectively. At March 31, 2015 and March 31, 2014, there was $21,000 and $26,000, respectively, of unrealized pretax gain on outstanding derivatives in accumulated other comprehensive loss. Substantially all of the amount in accumulated other comprehensive loss at March 31, 2015 is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company is one of many Upland Source Control Sites working with ODEQ on Source Control and is considered a “medium” priority site by ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and full paving of the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated. ODEQ is currently reviewing the March 2015 submittal.

During the limited soil excavation, additional stained soil was discovered. At the request of ODEQ, the Company developed an additional Work Plan to characterize the nature and extent of soil and/or groundwater impacts from the staining. The Company began implementing this Work Plan in the second quarter of 2012 and submitted sampling results to ODEQ in the third quarter of 2012. Comments from ODEQ were received in November 2012. In February 2013, ODEQ clarified its comments from November 2012, and the Company completed its second round of groundwater sampling for the stained soil investigation area in May and November 2013. The results were reported to ODEQ in the January 2014 and March 2015 RI/SCE Reports.

The Company spent $0.1 million for further Source Control work in 2014, and anticipates having to spend $0.1 million in 2015.

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

In December 2014, a federal district court approved settlements between the Company and two of its insurance carriers. The Company released its interests in the related insurance policies, and received $2.6 million in January 2015 for reimbursement of past indemnification and defense costs incurred by the Company associated with the Portland Harbor Site, substantially all of which reduced cost of sales in 2014. Notwithstanding these settlements, the Company continues to have insurance coverage for indemnification and defense costs related to the Portland Harbor Site as described above.

Houston Environmental Cleanup

In connection with the Company’s sale of its OCTG business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business discussed in Note 2, “Disposition of OCTG Business” if the purchaser of the OCTG business exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained.

While the remediation approach has not yet been determined, an initial assessment was completed in April 2015, and based on that initial assessment, the Company currently estimates the future costs associated with the VCP to be between $0.3 million and $2.5 million. At March 31, 2015, the Company established a $0.4 million accrual based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.1 million at March 31, 2015. The stand-by letters of credit relate to workers’ compensation insurance.

7.	Segment Information

The Company’s business is the manufacturing of welded steel pipe. Within this business, the Company’s operations are organized into two reportable segments: the Water Transmission Group and the Tubular Products Group. These reportable segments are based on the nature of the products and the manufacturing process. The two segments represent distinct business activities, which management evaluates based on segment gross profit and operating income. Transfers between segments in the periods presented were not material.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net sales:
Water transmission	$56,242	$42,999
Tubular products	28,623	39,648

Total	$84,865	$82,647

Gross profit (loss):
Water transmission	$7,519	$1,668
Tubular products	(3,628)	2,646

Total	$3,891	$4,314

Operating income (loss):
Water transmission	$5,633	$(299)
Tubular products	(4,617)	2,294
Corporate	(4,099)	(3,121)

Total	$(3,083)	$(1,126)

8.	Share-based Compensation

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of sales	$81	$11
Selling, general and administrative expenses	569	343

Total	$650	$354

As of March 31, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2015 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2015	38,000	$26.05
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—

Balance, March 31, 2015	38,000	26.05	3.43	$4

Exercisable, March 31, 2015	38,000	26.05	3.43	$4

Restricted Stock Units and Performance Stock Awards

A summary of the status of the Company’s RSUs and PSAs as of March 31, 2015 and changes during the three months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	231,215	$36.34
RSUs and PSAs granted	—	—
RSUs and PSAs vested	(49,403)	30.01
RSUs and PSAs canceled	(18,646)	31.24

Balance, March 31, 2015	163,166	38.83

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The unvested balance of RSUs and PSAs at March 31, 2015 includes approximately 140,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2010.

The Company had $2.3 million of unrecognized tax benefits at March 31, 2015 and December 31, 2014. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to the expiration of certain statues of limitations; however, actual results could differ from those currently expected. Effectively all the unrecognized tax benefits would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company provided for income taxes from continuing operations at an estimated effective tax rate of 37.7% for the three months ended March 31, 2015, and estimated effective tax rate of 35.5% for the three months ended March 31, 2014.

10.	Loss per Share

Loss per basic and diluted weighted average common share outstanding for continuing and discontinued operations were calculated as follows for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Loss from continuing operations	$(2,101)	$(1,211)
Loss from discontinued operations	—	(10,893)

Net loss	$(2,101)	$(12,104)

Basic weighted-average common shares outstanding	9,553	9,508
Effect of potentially dilutive common shares	—	—

Diluted weighted-average common shares outstanding	9,553	9,508

Loss per basic common share
Continuing operations	$(0.22)	$(0.13)
Discontinued operations	—	(1.14)

Total	$(0.22)	$(1.27)

Loss per diluted common share
Continuing operations	$(0.22)	(0.13)
Discontinued operations	—	(1.14)

Total	$(0.22)	$(1.27)

Due to the Company’s loss from continuing operations in the three months ended March 31, 2015 and 2014, the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards based on the treasury stock method had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was 204,000 for the three months ended March 31, 2015 and 202,000 for the three months ended March 31, 2014.

11.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of accumulated other comprehensive loss during the three months ended March 31, 2015 and March 31, 2014 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2013	$(1,275)	$14	$(1,261)

Other comprehensive income before reclassifications	36	9	45
Amounts reclassified from accumulated other comprehensive income (loss)	28	(7)	21

Net current period other comprehensive income	64	2	66

Balance, March 31, 2014	$(1,211)	$16	$(1,195)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2014	$(1,862)	$29	$(1,833)

Other comprehensive income before reclassifications	56	61	117
Amounts reclassified from accumulated other comprehensive income (loss)	53	(76)	(23)

Net current period other comprehensive income (loss)	109	(15)	94

Balance, March 31, 2015	$(1,753)	$14	$(1,739)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Affected line item in the Condensed Consolidated Statement of Operations
	2015	2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
Pension liability adjustment
Net periodic pension cost	$(85)	$(43)	Cost of sales
Associated tax benefit	32	15	Income tax benefit

	$(53)	$(28)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$122	$11	Net sales
Hedge ineffectiveness	(1)	—	Net sales
Associated tax expense	(45)	(4)	Income tax benefit

	$76	$7	Net of tax

Total reclassifications for the period	$23	$(21)

12.	Recent Accounting and Reporting Developments

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the update. The ASU will be effective for the Company beginning January 1, 2016 including interim periods in 2016. When implemented by the Company, the balance of debt issuance costs will be netted against the Company’s borrowings on line of credit included in long-term liabilities. Implementation will be on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance. The Company does not expect a material impact to the Company’s financial condition, results of operations or cash flows from adoption of this guidance.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern.” This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company’s financial condition, results of operations or cash flows from the adoption of this guidance.

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

13.	Subsequent event

In April 2015, the Company initiated a production curtailment at its Atchison, Kansas facility. Severance related restructuring costs associated with the production curtailment are approximately $0.5 million, and will be recorded in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 66.3% of net sales from continuing operations in the first quarter of 2015.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline system, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near term, we expect strained municipal budgets will continue to impact the Water Transmission Group.

Our Tubular Products Group manufactures other welded steel products in Atchison, Kansas. The oil country tubular goods (“OCTG”) division of our business, which previously operated out of Houston, Texas and Bossier City, Louisiana, was sold on March 30, 2014 and has been classified as discontinued operations. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. The worldwide turmoil in the crude oil markets, which became significant in the fourth quarter of 2014, is having a detrimental effect on the line pipe markets that the Tubular Products Group serves. In April 2015, we initiated a production curtailment at our Atchison, Kansas facility. During the period of curtailment, we will continue to sell and ship finished products and perform limited manufacturing if needed to fulfill customer orders. We will closely monitor market conditions, and at this time anticipate resuming normal operations in the second half of 2015. Our Tubular Products Group generated approximately 33.7% of net sales from continuing operations in the first quarter of 2015.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements is set forth in our 2014 Form 10-K.

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

	Three months ended March 31, 2015		Three months ended March 31, 2014
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$56,242	66.3%	$42,999	52.0%
Tubular Products	28,623	33.7	39,648	48.0

Total net sales	84,865	100.0	82,647	100.0
Cost of sales	80,974	95.4	78,333	94.8

Gross profit	3,891	4.6	4,314	5.2
Selling, general and administrative expense	6,974	8.2	5,440	6.6

Operating loss	(3,083)	(3.6)	(1,126)	(1.4)
Other income (expense)	44	—	(63)	(0.1)
Interest income	82	0.1	81	0.1
Interest expense	(417)	(0.5)	(770)	(0.9)

Loss before income taxes	(3,374)	(4.0)	(1,878)	(2.3)
Income tax benefit	(1,273)	(1.5)	(667)	(0.8)

Loss from continuing operations	$(2,101)	(2.5)%	$(1,211)	(1.5)%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		13.4%		3.9%
Tubular Products		(12.7)		6.7

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Net sales. Net sales from continuing operations increased 2.7% to $84.9 million for the first quarter of 2015 compared to $82.6 million for the first quarter of 2014. No sales to a single customer were 10% or more of total net sales from continuing operations in the first quarter of 2015. Two customers in the Tubular Products segment accounted for 13.1% and 11.4%, respectively, of total net sales from continuing operations in the first quarter of 2014.

Water Transmission sales from continuing operations increased 30.8% to $56.2 million for the first quarter of 2015 compared to $43.0 million for the first quarter of 2014. The increase in sales in the first quarter of 2015 compared to the first quarter of 2014 was due to a 47% increase in tons produced, partially offset by an 11% decrease in selling price per ton. The increase in tons produced was due to ongoing work on two large projects in Texas in the first quarter of 2015. The decrease in selling prices per ton in the first quarter of 2015 was due to a change in product mix from the first quarter of 2014. In addition, we have experienced significant competition on recent project bids, which has also contributed to decreased selling prices. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations decreased 27.8% to $28.6 million in the first quarter of 2015 compared to $39.6 million in the first quarter of 2014. The sales decrease in the first quarter of 2015 compared to the first quarter of 2014 was due to a 27% decrease in tons sold and a 2% decrease in selling price per ton. We sold 28,300 tons in the first quarter of 2015 compared to 39,000 tons in the first quarter of 2014. The decrease in tons sold was primarily due to decreased demand for line pipe with the worldwide downturn in crude oil prices. Energy pipe sales volume decreased 41% from 31,400 tons in the first quarter of 2014 to 18,500 tons in the first quarter of 2015.

Gross profit. Gross profit decreased 9.8% to $3.9 million (4.6% of total net sales from continuing operations) in the first quarter of 2015 compared to $4.3 million (5.2% of total net sales from continuing operations) in the first quarter of 2014.

Water Transmission gross profit increased $5.9 million, or 350.8%, to $7.5 million (13.4% of segment net sales from continuing operations) for the first quarter of 2015 compared to $1.7 million (3.9% of segment net sales from continuing operations) for the first quarter of 2014. The increase in gross profit as a percent of net sales in the first quarter of 2015 compared to the first quarter of 2014 was due to the mix of projects produced. The most significant factor in the increase in gross profit for the first quarter of 2015 was the increased volume described above coupled with historically low demand in the first quarter of 2014.

Gross profit from Tubular Products decreased $6.3 million, or 237.1%, to a $3.6 million gross loss (negative 12.7% of segment net sales from continuing operations) in the first quarter of 2015 compared to a $2.6 million gross profit (6.7% of segment net sales from continuing operations) in the first quarter of 2014. Gross profit was negatively impacted by lower volume due to the lower demand discussed above. In addition, we had an unfavorable sales mix and recorded a lower of cost or market inventory adjustment of $2.8 million in the first quarter of 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million to $7.0 million (8.2% of total net sales from continuing operations) for the first quarter of 2015 compared to $5.4 million (6.6% of total net sales from continuing operations) for the first quarter of 2014. The increase for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to $0.7 million in higher professional fees (principally related to the 2014 audit), the $0.4 million environmental reserve related to the Houston property, and $0.2 million in higher stock incentive plan expense.

Interest expense. Interest expense from continuing operations was $0.4 million for the first quarter of 2015 compared to $0.8 million for the first quarter of 2014. The decrease in interest expense primarily was a result of lower average borrowings and lower capital lease balances during the first quarter of 2015 compared to the first quarter of 2014.

Income Taxes. The tax benefit from continuing operations was $1.3 million in the first quarter of 2015 (an effective tax rate of 37.7%) compared to a tax benefit of $0.7 million in the first quarter of 2014 (an effective tax benefit rate of 35.5%). The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our bank credit agreement (“Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. The 2014 condensed consolidated statement of cash flows includes discontinued operations.

As of March 31, 2015, our working capital (current assets minus current liabilities) was $141.4 million compared to $165.7 million as of December 31, 2014. The primary reason for the decrease in working capital was a decrease in trade and other receivables due to faster collections and lower sales and billings in the first quarter compared to the fourth quarter of 2014. Net cash provided by operating activities in the first quarter of 2015 was $24.6 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts, primarily a decrease in trade receivables, inventories, and insurance settlements received in January 2015, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

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

Net cash used in investing activities in the first quarter of 2015 was $3.5 million, primarily due to additions to property plant and equipment. Capital expenditures during the first quarter of 2015 were primarily standard capital replacement. Capital expenditures in 2015 are expected to be approximately $12 million to $13 million for standard capital replacement.

Net cash used by financing activities in the first quarter of 2015 was $21.5 million, primarily from net repayments of $20.8 million under our Credit Agreement that was driven by the decrease in working capital discussed above.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available to borrow under our Credit Agreements will be adequate to fund our working capital and capital requirements for the forseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Line of Credit and Long-Term Debt

At March 31, 2015, our debt consisted of $24.8 million in borrowings pursuant to our $165 million Credit Agreement. The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 2.00% under the Credit Agreement at March 31, 2015. Due to an improved Consolidated

Total Leverage Ratio, we will be able to borrow at LIBOR plus 1.75% under the Credit Agreement upon submission of our covenants in the second quarter of 2015. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At March 31, 2015, we had $80.5 million available to borrow under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 2.23% at March 31, 2015.

The Credit Agreement places various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement requires us to be in compliance with certain financial covenants. The results of our financial covenants as of March 31, 2015 are below:

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of March 31, 2015 is 0.83:1.0.

•	The Consolidated Tangible Net Worth must be greater than $214.4 million. Our Tangible Net Worth as of March 31, 2015 is $234.9 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at March 31, 2015 is 4.59:1.0

As of March 31, 2015, we are in compliance with all financial covenants.

We had a total of $2.1 million in capital lease obligations outstanding at March 31, 2015. The weighted average interest rate on all of our capital leases is 9.55%. Our capital leases are for certain equipment used in the manufacturing process.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2014 Form 10-K.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, our management has concluded that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Material Weakness Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, a material weakness in our internal control over financial reporting related to our impairment assessment of goodwill that still exists as of March 31, 2015. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls over financial reporting as of March 31, 2015 is:

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

Plans for Remediation of Material Weakness

In response to the material weakness described above, our management, with the oversight from the Audit Committee of our Board of Directors, is in the process of remediating the underlying causes of the material weakness. As of March 31, 2015, the Company has made progress on several of the actions identified in its Plan of Remediation identified in our Annual Report on Form 10-K for the period ended December 31, 2014. The Company has enhanced its process documentation and initiated the design of new procedures related to the review of assumptions and data inputs used in the goodwill impairment assessment process. The Company has completed its design and implementation of controls specifically related to the evaluation of changes in events and circumstances which occur between annual impairment tests. These steps resulted in improvements to the process, but the Company recognizes additional steps related to the design, implementation, and evaluation of its control procedures are necessary to remediate this material weakness.

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

We believe these additional internal controls, when fully designed, implemented, and operating, will be effective in remediating the material weakness described above. As these controls predominantly operate on an annual or an as needed basis, as in the case of an interim triggering event, this material weakness is not likely to be remediated until at least December 31, 2015. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weakness or determine to modify the remediation plan described above. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 6 to the condensed consolidated financial statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I—Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Northwest Pipe 2015 Short-term Incentive Plan dated as of February 26, 2015, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2015

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)