Form 10-Q
period 2015-06-30
NORTHWEST PIPE CO
filed 2015-08-07
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,564,752
(Class)	(Shares outstanding at August 3, 2015)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited):

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

 (In thousands, except share and per share data)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$688	$527
Trade and other receivables, less allowance for doubtful accounts of $642 and $755	33,533	58,310
Costs and estimated earnings in excess of billings on uncompleted contracts	49,794	45,847
Inventories	51,151	72,779
Refundable income taxes	6,769	5,031
Deferred income taxes	4,819	5,487
Prepaid expenses and other	1,717	7,258
Total current assets	148,471	195,239
Property and equipment, less accumulated depreciation and amortization of $82,752 and $84,224	133,362	132,595
Goodwill	-	5,282
Other assets	12,833	18,766
Total assets	$294,666	$351,882
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$178	$2,170
Accounts payable	14,598	15,480
Accrued liabilities	9,442	9,071
Billings in excess of costs and estimated earnings on uncompleted contracts	933	2,835
Total current liabilities	25,151	29,556
Borrowings on line of credit	7,053	45,587
Capital lease obligations, less current portion	149	225
Deferred income taxes	14,235	14,015
Pension and other long-term liabilities	16,070	16,864
Total liabilities	62,658	106,247
Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,564,752 and 9,520,067 shares issued and outstanding	96	95
Additional paid-in-capital	117,167	116,802
Retained earnings	116,391	130,571
Accumulated other comprehensive loss	(1,646)	(1,833)
Total stockholders’ equity	232,008	245,635
Total liabilities and stockholders’ equity	$294,666	$351,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$53,846	$101,988	$138,711	$184,635
Cost of sales	56,439	90,671	137,413	169,004
Gross profit (loss)	(2,593)	11,317	1,298	15,631
Selling, general and administrative expense	5,452	5,918	12,426	11,358
Impairment of Water Transmission goodwill	5,282	-	5,282	-
Operating income (loss)	(13,327)	5,399	(16,410)	4,273
Other income (expense)	14	26	58	(37)
Interest income	81	82	163	163
Interest expense	(286)	(569)	(703)	(1,339)
Income (loss) before income taxes	(13,518)	4,938	(16,892)	3,060
Income tax expense (benefit)	(1,439)	1,756	(2,712)	1,089
Income (loss) from continuing operations	(12,079)	3,182	(14,180)	1,971

Discontinued operations:
Income (loss) from operations of discontinued business	-	15	-	(2,647)
Loss on sale of business	-	-	-	(12,083)
Income tax expense (benefit)	-	5	-	(3,847)
Income (loss) on discontinued operations	-	10	-	(10,883)

Net income (loss)	$(12,079)	$3,192	$(14,180)	$(8,912)

Basic income (loss) per share
Continuing operations	$(1.26)	$0.34	$(1.48)	$0.21
Discontinued operations	-	-	-	(1.15)
Total	$(1.26)	$0.34	$(1.48)	$(0.94)

Diluted income (loss) per share
Continuing operations	$(1.26)	$0.33	$(1.48)	$0.21
Discontinued operations	-	-	-	(1.14)
Total	$(1.26)	$0.33	$(1.48)	$(0.93)

Shares used in per share calculations:
Basic	9,557	9,513	9,555	9,510
Diluted	9,557	9,605	9,555	9,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(12,079)	$3,192	$(14,180)	$(8,912)

Other comprehensive income (loss):
Pension liability adjustment, net of tax	109	64	218	128
Deferred loss on cash flow derivatives, net of tax	(16)	(47)	(31)	(45)
Other comprehensive income	93	17	187	83
Comprehensive income (loss)	$(11,986)	$3,209	$(13,993)	$(8,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,180)	$(8,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,651	6,075
Impairment of goodwill	5,282	-
Amortization of intangible assets	280	275
Provision for doubtful accounts	(113)	(224)
Amortization of debt issuance costs	136	220
Deferred income taxes	888	851
Loss on sale of business	-	12,083
Stock based compensation expense	1,133	1,185
Adjustments to contingent consideration	62	(877)
Other, net	(53)	177
Changes in operating assets and liabilities:
Trade and other receivables, net	27,052	19,658
Insurance settlements	2,625	-
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(5,849)	3,005
Inventories	21,931	13,296
Refundable income taxes	(2,084)	(5,260)
Prepaid expenses and other assets	667	284
Accounts payable	(356)	(3,521)
Accrued and other liabilities	(307)	(5,080)
Net cash provided by operating activities	41,765	33,235
Cash flows from investing activities:
Additions to property and equipment	(6,016)	(9,005)
Proceeds from sale of business	4,300	31,609
Collections on notes receivable	1,080	47
Other investing activities	55	(25)
Net cash (used in) provided by investing activities	(581)	22,626
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance stock awards	(423)	(1,283)
Payments on long-term debt	-	(6,357)
Borrowings on line of credit	56,250	111,581
Repayments on line of credit	(94,785)	(159,576)
Payments on capital lease obligations	(2,084)	(767)
Other financing activities	19	28
Net cash used in financing activities	(41,023)	(56,374)
Change in cash and cash equivalents	161	(513)
Cash and cash equivalents, beginning of period	527	588
Cash and cash equivalents, end of period	$688	$75

Non-Cash Investing Activity:
Accrued property and equipment purchases	718	940

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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

The table below presents the operating results for the Company’s discontinued operations (in thousands). The operating results for the three and six months ended June 30, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

Net sales	$-	$22,225
Cost of sales	(15)	24,377
Gross profit (loss)	15	(2,152)
Selling, general and administrative expense	-	396
Operating income (loss)	15	(2,548)
Interest expense	-	(99)
Loss on sale of business	-	(12,083)
Income (loss) before income taxes	15	(14,730)
Income tax expense (benefit)	5	(3,847)
Income (loss) on discontinued operations	$10	$(10,883)

3.     Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Short-term inventories:
Raw materials	$36,941	$48,005
Work-in-process	1,618	1,741
Finished goods	10,244	20,663
Supplies	2,348	2,370
Total short-term inventories	51,151	72,779

Long-term inventories:
Finished goods	912	1,214
Total inventories	$52,063	$73,993

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at
	June 30,
	2015	Level 1	Level 2	Level 3
Description
Financial assets
Deferred compensation plan	$6,832	$5,558	$1,274	$-
Derivatives	94	-	94	-
Total assets	$6,926	$5,558	$1,368	$-
Financial liabilities
Contingent consideration	$(2,741)	$-	$-	$(2,741)
Derivatives	(47)	-	(47)	-
Total liabilities	$(2,788)	$-	$(47)	$(2,741)

	Balance at
	December 31,
	2014	Level 1	Level 2	Level 3
Description
Financial assets
Deferred compensation plan	$6,237	$4,953	$1,284	$-
Derivatives	32	-	32	-
Total assets	$6,269	$4,953	$1,316	$-
Financial liabilities
Contingent consideration	$(2,679)	$-	$-	$(2,679)
Derivatives	(5)	-	(5)	-
Total liabilities	$(2,684)	$-	$(5)	$(2,679)

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

If required as part of its annual goodwill impairment assessment, the Company calculates the business enterprise value of applicable reporting units. This calculation uses a weighted average of income and market approaches, and is classified as Level 3 in the valuation hierarchy. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions. For the three months ended June 30, 2015, this analysis resulted in the impairment of Water Transmission goodwill of $5.3 million.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on line of credit approximate fair value due to the short-term nature of these instruments.

5.     Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of June 30, 2015 and December 31, 2014, all derivative contracts held by the Company were designated as hedges. As of June 30, 2015 and December 31, 2014, the total notional amount of the derivative contracts designated as hedges was $4.8 million (CAD$5.9 million) and $1.3 million (CAD$1.5 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of June 30, 2015.

For the three and six months ended June 30, 2015, the losses from derivative contracts not designated as hedging instruments recognized in net sales were $26,000 and $44,000, respectively. For the three and six months ended June 30, 2014, the losses from derivative contracts not designated as hedging instruments recognized in net sales were $0.2 million and $0.1 million, respectively. At June 30, 2015 and June 30, 2014, there was $5,000 and $48,000, respectively, of unrealized pretax loss on outstanding derivatives in accumulated other comprehensive loss. Substantially all of the amount in accumulated other comprehensive loss at June 30, 2015 is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company is one of many Upland Source Control Sites working with ODEQ on Source Control and is considered a “medium” priority site by ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and full paving of the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated. In May 2015, the Company received the EPA’s comments from ODEQ requesting additional information and modifications to the revised RI/SCE Report. The Company is working with consultants to address the comments and questions from the EPA.

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

The Company spent $0.1 million for further Source Control work in 2014, and anticipates having to spend less than $0.1 million in 2015.

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

While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates the future costs associated with the VCP to be between $0.3 million and $2.4 million. At June 30, 2015, the Company has a $0.4 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches.

The proposed remediation approach includes a municipal ordinance to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures. Site assessment and monitoring activities are currently underway to satisfy the requirements of the City of Houston and TCEQ for implementation of the municipal ordinance.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.1 million at June 30, 2015. The stand-by letters of credit relate to workers’ compensation insurance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net sales:
Water transmission	$38,445	$62,205	$94,687	$105,204
Tubular products	15,401	39,783	44,024	79,431
Total	$53,846	$101,988	$138,711	$184,635

Gross profit (loss):
Water transmission	$1,255	$11,491	$8,774	$13,159
Tubular products	(3,848)	(174)	(7,476)	2,472
Total	$(2,593)	$11,317	$1,298	$15,631

Operating income (loss):
Water transmission (1)	$(5,815)	$9,543	$(182)	$9,244
Tubular products	(4,254)	(589)	(8,871)	1,705
Corporate	(3,258)	(3,555)	(7,357)	(6,676)
Total	$(13,327)	$5,399	$(16,410)	$4,273

(1)     Operating loss for the Water Transmission Group for the three and six months ended June 30, 2015 includes the write-off of Water Transmission goodwill of $5.282 million at June 30, 2015.

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of sales	$99	$81	$180	$92
Selling, general and administrative expenses	384	749	953	1,093
Total	$483	$830	$1,133	$1,185

As of June 30, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.5 million, which is expected to be recognized over a weighted average period of 1.3 years.

 Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2015 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise Price	Contractual	Intrinsic Value
	Outstanding	per Share	Life	(In thousands)
Balance, January 1, 2015	38,000	$26.05
Options granted	-	-
Options exercised	(2,000)	22.07
Options cancelled	(4,000)	28.42
Balance, June 30, 2015	32,000	26.00	3.79	$-
Exercisable, June 30, 2015	32,000	26.00	3.79	$-

Restricted Stock Units and Performance Stock Awards

A summary of the status of the Company’s RSUs and PSAs as of June 30, 2015 and changes during the six months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	231,215	$36.34
RSUs and PSAs granted	-	-
RSUs and PSAs vested	(49,403)	30.01
RSUs and PSAs canceled	(36,155)	34.84
Balance, June 30, 2015	145,657	38.85

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The unvested balance of RSUs and PSAs at June 30, 2015 includes approximately 125,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the six months ended June 30, 2015 and 2014, stock awards of 10,464 and 7,640 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $21.02 and $36.00 in 2015 and 2014, respectively.

9.     Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2010.

The Company had $2.3 million of unrecognized tax benefits at June 30, 2015 and December 31, 2014. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to the expiration of certain statues of limitations; however, actual results could differ from those currently expected. Effectively all the unrecognized tax benefits would affect the Company’s effective tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

In the three months ended June 30, 2015 after considering the guidance for accounting for income taxes, and weighing the positive and negative evidence including the Company’s recent history of cumulative losses, the Company recorded a $1.3 million valuation allowance on a portion of its deferred tax assets, primarily related to state net operating loss carry forwards and state credits.

The Company provided for income taxes from continuing operations at an estimated effective tax rate of 10.6% and 16.1% for the three and six months ended June 30, 2015, and an estimated effective tax rate of 35.6% for the three and six months ended June 30, 2014. The Company’s effective tax benefit rate in the three and six months ended June 30, 2015 was significantly lower than statutory rates due to the non-deductibility of expense related to the impairment of goodwill, as well as the valuation allowance recorded during the three months ended June 30, 2015.

10.     Income (loss) per Share

Income (loss) per basic and diluted weighted average common share outstanding for continuing and discontinued operations were calculated as follows for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(12,079)	$3,182	$(14,180)	$1,971
Income (loss) from discontinued operations	-	10	-	(10,883)
Net income (loss)	$(12,079)	$3,192	$(14,180)	$(8,912)

Basic weighted-average common shares outstanding	9,557	9,513	9,555	9,510
Effect of potentially dilutive common shares (1)	-	92	-	86
Diluted weighted-average common shares outstanding	9,557	9,605	9,555	9,596

Income (loss) per basic common share
Continuing operations	$(1.26)	$0.34	$(1.48)	$0.21
Discontinued operations	-	-	-	(1.15)
Total	$(1.26)	$0.34	$(1.48)	$(0.94)

Income (loss) per diluted common share
Continuing operations	$(1.26)	$0.33	$(1.48)	$0.21
Discontinued operations	-	-	-	(1.14)
Total	$(1.26)	$0.33	$(1.48)	$(0.93)

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Due to the Company’s loss from continuing operations in the three and six month periods ended June 30, 2015, the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was 188,000 and 196,000 for the three and six month periods ended June 30, 2015.

In both the three and six month periods ended June 30, 2014, there were 66,000 shares from the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method that were excluded from the calculation of diluted earnings per share because to include these shares would have had an antidilutive effect.

11.     Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2015 and June 30, 2014 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2013	$(1,275)	$14	$(1,261)

Other comprehensive income (loss) before reclassifications	73	(32)	41
Amounts reclassified from accumulated other comprehensive income (loss)	55	(13)	42
Net current period other comprehensive income (loss)	128	(45)	83

Balance, June 30, 2014	$(1,147)	$(31)	$(1,178)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2014	$(1,862)	$29	$(1,833)

Other comprehensive income (loss) before reclassifications	111	48	159
Amounts reclassified from accumulated other comprehensive income (loss)	107	(79)	28
Net current period other comprehensive income (loss)	218	(31)	187

Balance, June 30, 2015	$(1,644)	$(2)	$(1,646)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
			Affected line item in the
Details about Accumulated Other	Amount reclassified from Accumulated		Condensed Consolidated
Comprehensive Income (Loss) Components	Other Comprehensive Income (Loss)		Statement of Operations

Pension liability adjustment
Net periodic pension cost	$(170)	$(86)	Cost of sales
Associated tax benefit	63	31	Income tax expense (benefit)
	$(107)	$(55)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$127	$20	Net sales
Hedge ineffectiveness	(1)	-	Net sales
Associated tax expense	(47)	(7)	Income tax expense (benefit)
	$79	$13	Net of tax

Total reclassifications for the period	$(28)	$(42)

12.       Recent Accounting and Reporting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The effective dates listed above reflect the FASB’s final decision made in July 2015 to delay implementation of the ASU by one year. The Company is still evaluating the effect this standard will have on the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern.” This Update requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from the adoption of this guidance.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The changes in this Update revise consolidation analysis and affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The changes become effective for the Company on January 1, 2016. The Company has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the update. The ASU will be effective for the Company beginning January 1, 2016 including interim periods in 2016. When implemented by the Company, the balance of debt issuance costs related to term debt will be netted against the Company’s term debt included in long-term liabilities. Debt issuance costs related to the Company’s revolving line of credit will continue to be classified as a deferred charge and amortized over the term of the revolving line of credit arrangement. The Company currently does not have any term debt. Implementation will be on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. It also provides a similar practical expedient for significant events that happens in an interim period that would otherwise require a re-measurement. The amendments in this update permits using the month-end that is closest to the date of the significant event. The ASU will be effective for the Company beginning January 1, 2016. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The ASU will be effective for the Company beginning January 1, 2016. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” As a result of this Update, companies will be required to measure inventory at the lower of cost and net realizable value. This is a change from the prior requirement to value inventory at the lower of cost of market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valued using the LIFO or retail inventory method is exempt from this Update. The ASU will be effective for the Company beginning January 1, 2017. The Company is in the process of evaluating the Update to determine its expected future effect on the Company’s financial position, results of operations or cash flows from adoption of this guidance.

13.      Restructuring

In April 2015, the Company initiated a production curtailment at its Atchison, Kansas facility within the Tubular Products Group. Severance related restructuring costs associated with the production curtailment were approximately $0.5 million. The entire amount was incurred and paid during the three months ended June 30, 2015, and is included in Cost of sales for that period.

14.      Goodwill

At December 31, 2014, the Company’s Goodwill of $5.3 million related entirely to its Water Transmission Group reporting unit. GAAP requires that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Due to current Water Transmission market conditions, the Company determined that its Water Transmission Group goodwill may be impaired at June 30, 2015, and completed the first step of the two-step quantitative goodwill impairment test. In the first step, business enterprise value of the reporting unit was calculated by using a combination of income and market approaches, and compared to the carrying value. As the carrying value of the Water Transmission Group reporting unit exceeded the calculated enterprise value, the Company determined it was appropriate to proceed to the second step of the quantitative impairment test.

As a result of the analysis performed to date, the Company’s best estimate of the ultimate result of the second step of the goodwill quantitative impairment test is that all of the Water Transmission Group goodwill will be impaired. Therefore, the Water Transmission Group goodwill was completely written off as of June 30, 2015. Any adjustment to that estimate upon completion of the measurement of the impairment loss will be recognized in the three month period ending September 30, 2015.

15.      Related Party Transaction

During the three months ended June 30, 2015, the Company engaged Raymond James & Associates, an affiliate of Eagle Asset Management, to provide investment banking services related to a possible disposition of the Company’s Tubular Products business. Eagle Asset Management is a substantial stockholder of the Company, as it owns more than 10 percent of the Company’s common stock.

Approximately $12,000 of reimbursable expenses were incurred by Raymond James during the three month period ended June 30, 2015. Professional fees payable to Raymond James will be contingent upon completion of a future transaction, which may or may not occur. No payments were made to Raymond James during the three or six month periods ended June 30, 2015.

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

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 68.3% of net sales from continuing operations in the first six months of 2015.

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

Our Tubular Products Group manufactures other welded steel products in Atchison, Kansas. The oil country tubular goods (“OCTG”) division of our business, which previously operated out of Houston, Texas and Bossier City, Louisiana, was sold on March 30, 2014 and has been classified as discontinued operations. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, and general economic conditions. The worldwide turmoil in the crude oil markets, which became significant in the fourth quarter of 2014, is having a detrimental effect on the line pipe markets that the Tubular Products Group serves. In April 2015, we initiated a production curtailment at our Atchison, Kansas facility. During the period of curtailment, we will continue to sell and ship finished products and perform limited manufacturing if needed to fulfill customer orders. We will closely monitor market conditions, and at this time anticipate resuming normal operations near the end of the third quarter of 2015. In July 2015, we announced that we are in the process of exploring the sale of the Tubular Products Group in order to focus the Company’s efforts on the Water Transmission business. Our Tubular Products Group generated approximately 31.7% of net sales from continuing operations in the first six months of 2015.

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

Valuation of Goodwill

See Note 14 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for discussion of the impairment of Water Transmission Group goodwill as of June 30, 2015.

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

	Three months ended June 30, 2015			Three months ended June 30, 2014
	$	% of Net Sales		$	% of Net Sales
Net sales
Water Transmission	$38,445	71.4%		$62,205	61.0%
Tubular Products	15,401	28.6		39,783	39.0
Total net sales	53,846	100.0		101,988	100.0
Cost of sales	56,439	104.8		90,671	88.9
Gross profit (loss)	(2,593)	(4.8)		11,317	11.1
Selling, general and administrative expense	5,452	10.1		5,918	5.8
Impairment of Water Transmission goodwill	5,282	9.8		-	-
Operating income (loss)	(13,327)	(24.7)		5,399	5.3
Other income	14	-		26	-
Interest income	81	0.1		82	0.1
Interest expense	(286)	(0.5)		(569)	(0.6)
Income (loss) before income taxes	(13,518)	(25.1)		4,938	4.8
Income tax expense (benefit)	(1,439)	(2.7)		1,756	1.7
Income (loss) from continuing operations	$(12,079)	(22.4	) %	$3,182	3.1%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		3.3%			18.5%
Tubular Products		(25.0)			(0.4)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	$	% of Net Sales		$	% of Net Sales
Net sales
Water Transmission	$94,687	68.3%		$105,204	57.0%
Tubular Products	44,024	31.7		79,431	43.0
Total net sales	138,711	100.0		184,635	100.0
Cost of sales	137,413	99.1		169,004	91.5
Gross profit	1,298	0.9		15,631	8.5
Selling, general and administrative expense	12,426	8.9		11,358	6.2
Impairment of Water Transmission goodwill	5,282	3.8		-	-
Operating income (loss)	(16,410)	(11.8)		4,273	2.3
Other income (expense)	58	-		(37)	-
Interest income	163	0.1		163	0.1
Interest expense	(703)	(0.5)		(1,339)	(0.7)
Income (loss) before income taxes	(16,892)	(12.2)		3,060	1.7
Income tax expense (benefit)	(2,712)	(2.0)		1,089	0.6
Income (loss) from continuing operations	$(14,180)	(10.2	) %	$1,971	1.1%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		9.3%			12.5%
Tubular Products		(17.0)			3.1

Three Months and Six Months Ended June 30, 2015 Compared to Three Months and Six Months Ended June 30, 2014

Net sales. Net sales from continuing operations decreased 47.2% to $53.8 million for the second quarter of 2015 compared to $102.0 million for the second quarter of 2014 and decreased 24.9% to $138.7 million for the first six months of 2015 compared to $184.6 million for the first six months of 2014. One customer in the Water Transmission segment accounted for 16.2% of total net sales from continuing operations in the second quarter of 2015. There was no single customer that had 10% or more of total net sales from continuing operations in the first six months of 2015. One customer in the Water Transmission segment accounted for 19.1% of total net sales from continuing operations in the second quarter of 2014. The same customer in the Water Transmission segment accounted for 13.0% of total net sales from continuing operations in the first six months of 2014.

Water Transmission sales from continuing operations decreased 38.2% to $38.4 million for the second quarter of 2015 compared to $62.2 million for the second quarter of 2014 and decreased 10.0% to $94.7 million for the first six months of 2015 compared to $105.2 million for the first six months of 2014. The decrease in sales in the second quarter of 2015 compared to the second quarter of 2014 was due to a 49% decrease in tons produced, partially offset by a 20% increase in selling price per ton. The decrease in tons produced was due to reduced demand and project timing. The increase in selling prices per ton in the second quarter of 2015 was due to a change in product mix, which included more downstream fabrication work compared to the second quarter of 2014. The decrease in sales in the first six months of 2015 compared to the first six months of 2014 was due to a 15% decrease in tons produced partially offset by a 6% increase in average selling price per ton. The increase in selling prices per ton in the first six months of 2015 was due to a change in the product mix, which included more downstream fabrication work. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations decreased 61.3% to $15.4 million in the second quarter of 2015 compared to $39.8 million in the second quarter of 2014. The sales decrease in the second quarter of 2015 compared to the second quarter of 2014 was due to a 57% decrease in tons sold and a 10% decrease in selling price per ton. We sold 17,700 tons in the second quarter of 2015 compared to 40,900 tons in the second quarter of 2014. The decrease in tons sold was primarily due to decreased demand for line pipe as a result of the worldwide downturn in crude oil prices. Energy pipe sales volume decreased 68% from 31,400 tons in the second quarter of 2014 to 10,100 tons in the second quarter of 2015. The sales decrease in the first six months of 2015 compared to the first six months of 2014 was due to a 42% decrease in tons sold from 79,900 tons to 46,000 tons and a 4% decrease in selling price per ton. The decrease in tons sold in the first six months of 2014 was due to the decreased demand for line pipe due to lower oil prices in the first six months of 2015 compared to the comparable period in 2014. The decrease in selling price was due to a change in product mix. We are still experiencing continued pricing pressures from imported pipe in 2015. Energy pipe sales volume decreased 55% from 62,800 tons in the first six months of 2014 to 28,500 tons in the first six months of 2015.

Gross profit. Gross profit decreased 122.9% to a $2.6 million gross loss (negative 4.8% of total net sales from continuing operations) in the second quarter of 2015 compared to $11.3 million gross profit (11.1% of total net sales from continuing operations) in the second quarter of 2014 and decreased 91.7% to $1.3 million (0.9% of total net sales from continuing operations) in the first six months of 2015 compared to $15.6 million (8.5% of total net sales from continuing operations) in the first six months of 2014.

Water Transmission gross profit decreased $10.2 million, or 89.1%, to $1.3 million (3.3% of segment net sales from continuing operations) for the second quarter of 2015 compared to $11.5 million (18.5% of segment net sales from continuing operations) for the second quarter of 2014 and decreased $4.4 million , or 33.3% to $8.8 million (9.3% of segment net sales from continuing operations) in the first six months of 2015 compared to $13.2 million (12.5% of segment net sales from continuing operations) in the first six months of 2014. The decrease in gross profit as a percent of net sales in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was due to the mix of projects produced. We have experienced significant competition on recent project bids, which has also contributed to decreased gross profit. Another significant factor in the decrease in gross profit for the second quarter of 2015 was the decreased volume described above, which had a negative effect on the fixed portion of our cost of goods sold as a percent of sales.

Gross profit from Tubular Products decreased $3.7 million, to a $3.8 million gross loss (negative 25.0% of segment net sales from continuing operations) in the second quarter of 2015 compared to a $0.2 million gross loss (negative 0.4% of segment net sales from continuing operations) in the second quarter of 2014 and decreased $9.9 million to a $7.5 million gross loss (negative 17.0% of segment net sales from continuing operations) in the first six months of 2015 compared to $2.5 million gross profit (3.1% of segment net sales from continuing operations) in the first six months of 2014. Gross profit in the quarter and six months year to date was negatively impacted by lower volume due to the lower demand and high levels of imported pipe discussed above. In addition, we had an unfavorable sales mix in the quarter. The decrease in gross profit and gross profit as a percent of net sales from continuing operations in the first six months of 2015 was partially offset by a 14% decrease in steel coil cost per ton. Also contributing to the gross loss in the second quarter and first six months of 2015 was $0.5 million in severance expense due to the production curtailment.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 7.9% to $5.5 million (10.1% of total net sales from continuing operations) for the second quarter of 2015 compared to $5.9 million (5.8% of total net sales from continuing operations) for the second quarter of 2014 and increased $1.1 million, or 9.4%, to $12.4 million (8.9% of net sales from continuing operations) in the first six months of 2015 compared to $11.4 million (6.2% of net sales from continuing operations) in the first six months of 2014. The decrease for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to $0.2 million in lower stock incentive plan expense, and a $0.1 million decrease in travel and entertainment expense. The increase for the first six months of 2015 compared to the first six months of 2014 was due primarily to increased professional fees related to our financial statement audit.

Impairment of Water Transmission goodwill. Due to current Water Transmission market conditions, we determined that our Water Transmission Group goodwill may be impaired at June 30, 2015, and completed the first step of the two-step quantitative goodwill impairment test. In the first step, business enterprise value of the reporting unit was calculated by using a combination of income and market approaches, and compared to the carrying value. As the carrying value of the Water Transmission Group reporting unit exceeded the calculated enterprise value, we determined it was appropriate to proceed to the second step of the quantitative impairment test. An external consultant has been retained to assist us with this process.

As a result of the analysis performed to date, our best estimate of the ultimate result of the second step of the goodwill quantitative impairment test is that all of the Water Transmission Group goodwill will be impaired. Therefore, the Water Transmission Group goodwill of $5.3 million was completely written off as of June 30, 2015. Any adjustment to that estimate upon completion of the measurement of the impairment loss will be recognized in the three month period ending September 30, 2015.

Interest expense. Interest expense from continuing operations was $0.3 million for the second quarter of 2015 compared to $0.6 million for the second quarter of 2014 and decreased to $0.7 million for the first six months of 2015 compared to $1.3 million for the first six months of 2014. The decrease in interest expense primarily was a result of lower average borrowings and lower capital lease balances during the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014.

Income taxes. The tax benefit from continuing operations was $1.4 million in the second quarter of 2015 (an effective tax benefit rate of 10.6%) compared to tax expense from continuing operations of $1.8 million in the second quarter of 2014 (an effective tax rate of 35.6%) and tax benefit of $2.7 million in the first six months of 2015 (an effective tax benefit rate of 16.1%) compared to tax expense of $1.1 million in the first six months of 2014 (an effective tax rate of 35.6%).

In the second quarter of 2015, after considering the guidance for accounting for income taxes, and weighing the positive and negative evidence including our recent history of cumulative losses, we recorded a $1.3 million valuation allowance on a portion of our deferred tax assets, primarily related to state net operating loss carry forwards and state credits.

Our effective tax benefit rate in the three and six months ended June 30, 2015 was significantly lower than statutory rates due to the non-deductibility of expense related to impairment of goodwill, as well as the valuation allowance recorded during the three months ended June 30, 2015. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in all situations.

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

As of June 30, 2015, our working capital (current assets minus current liabilities) was $123.3 million compared to $165.7 million as of December 31, 2014. The primary reason for the decrease in working capital was a decrease in trade and other receivables due to lower sales and billings in the second quarter compared to the fourth quarter of 2014. In addition, our Tubular Products inventories have decreased following the production curtailment at the Atchison plant which began in April 2015. Net cash provided by operating activities in the first six months of 2015 was $41.8 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts that included a decrease in trade receivables and inventories.

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

Net cash used in investing activities in the first six months of 2015 was $0.6 million, primarily due to additions to property plant and equipment. Capital expenditures during the first six months of 2015 were primarily standard capital replacement. Capital expenditures in 2015 are expected to be approximately $8 million to $9 million for standard capital replacement. Partially offsetting the cash used for additions to property plant and equipment was $4.3 million provided by an escrow that was released to the Company in April 2015 related to the March 2014 disposition of the OCTG business.

Net cash used by financing activities in the first six months of 2015 was $41.0 million, primarily from net repayments of $38.5 million under our Credit Agreement that was driven by the decrease in working capital discussed above.

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

Line of Credit and Long-Term Debt

At June 30, 2015, our debt consisted of $7.1 million in borrowings pursuant to our $165 million Credit Agreement. The Credit Agreement bears interest at rates related to LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate, plus 0.75% to 1.75%. We were able to borrow at LIBOR plus 1.75% under the Credit Agreement at June 30, 2015. Borrowings under the Credit Agreement are collateralized by substantially all of our personal property. The Credit Agreement will expire on October 24, 2017. At June 30, 2015, we had $48.2 million available to borrow under the Credit Agreement while remaining in compliance with our financial covenants, net of outstanding letters of credit. The Credit Agreement bears interest at a weighted average rate of 3.02% at June 30, 2015.

The Credit Agreement places various restrictions on our ability to, among other things, incur certain additional indebtedness, create liens or other encumbrances on assets, and incur additional capital expenditures. The Credit Agreement requires us to be in compliance with certain financial covenants. The results of our financial covenants as of June 30, 2015 are below:

•	The Consolidated Total Leverage Ratio must not be greater than 3.5:1.0. Our ratio as of June 30, 2015 is 0.40:1.0.

•	The Consolidated Tangible Net Worth must be greater than $214.4 million. Our Tangible Net Worth as of June 30, 2015 is $228.5 million.

•	The Consolidated Fixed Charge Coverage Ratio must not be less than 1.25:1.0. Our ratio at June 30, 2015 is 34.1:1.0

As of June 30, 2015, we are in compliance with all financial covenants; however, due to declining industry conditions and Company performance we anticipate that we may be out of compliance in subsequent quarters of 2015.  We have initiated discussions with our lenders to obtain waivers or amendments to our Credit Agreement, and, while we believe we will be successful, we cannot be assured we will reach agreement with our lenders.  In the event that we are not able to obtain waivers or amendments to our Credit Agreement, an acceleration of repayments of outstanding borrowings may occur. As our borrowings were only $7.1 million at June 30, 2015, we are not anticipating a liquidity shortfall in the event that repayment of outstanding borrowings is required.

We had a total of $0.3 million in capital lease obligations outstanding at June 30, 2015. The weighted average interest rate on all of our capital leases is 7.27%. Our capital leases are for certain equipment used in the manufacturing process.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, our management has concluded that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Material Weakness Previously Identified

We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, a material weakness in our internal control over financial reporting related to our impairment assessment of goodwill that still exists as of June 30, 2015. As a result, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal controls over financial reporting as of June 30, 2015 is:

●

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

This material weakness resulted in an adjustment to the goodwill account balance in the amount of $5.3 million. In addition, the control deficiency could result in misstatements to the goodwill and impairment of goodwill account balances and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Plans for Remediation of Material Weakness

In response to the material weakness described above, our management, with the oversight from the Audit Committee of our Board of Directors, is in the process of remediating the underlying causes of the material weakness. As of June 30, 2015, the Company has made progress on several of the actions identified in its Plan of Remediation identified in our Annual Report on Form 10-K for the period ended December 31, 2014. The Company has enhanced its process documentation and initiated the design of new procedures related to the review of assumptions and data inputs used in the goodwill impairment assessment process. The Company has completed its design and implementation of controls specifically related to the evaluation of changes in events and circumstances which occur between annual impairment tests. These steps resulted in improvements to the process, but the Company recognizes additional steps related to the design, implementation, and evaluation of its control procedures are necessary to remediate this material weakness.

We will take the following further actions in order to remediate this material weakness as soon as practicable:

●	Review, expand, and enhance documentation of the processes and controls related to the impairment assessment of goodwill.
●

Design, document, and implement additional control procedures related to the review of the assumptions and data inputs used in the analysis, as well as review of the results of the goodwill impairment analysis.

●	Test and evaluate the design and operating effectiveness of the control procedures.
●	Conclude on the effectiveness of the remediation plan.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
___________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2015

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)