Form 10-Q
period 2015-09-30
NORTHWEST PIPE CO
filed 2015-11-05
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,564,752
(Class)	(Shares outstanding at October 30, 2015)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited):

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

 (In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$635	$527
Trade and other receivables, less allowance for doubtful accounts of $555 and $755	35,422	58,310
Costs and estimated earnings in excess of billings on uncompleted contracts	38,700	45,847
Inventories	49,161	72,779
Refundable income taxes	8,208	5,031
Deferred income taxes	4,900	5,487
Prepaid expenses and other	1,642	7,258
Total current assets	138,668	195,239
Property and equipment, less accumulated depreciation and amortization of $84,460 and $84,224	132,640	132,595
Goodwill	-	5,282
Other assets	12,111	18,766
Total assets	$283,419	$351,882
Liabilities and Stockholders’ Equity
Current liabilities:
Borrowings on line of credit	$6,552	$-
Current portion of capital lease obligations	171	2,170
Accounts payable	10,463	15,480
Accrued liabilities	9,213	9,071
Billings in excess of costs and estimated earnings on uncompleted contracts	695	2,835
Total current liabilities	27,094	29,556
Borrowings on line of credit	-	45,587
Capital lease obligations, less current portion	112	225
Deferred income taxes	11,012	14,015
Pension and other long-term liabilities	14,379	16,864
Total liabilities	52,597	106,247
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,564,752 and 9,520,067 shares issued and outstanding	96	95
Additional paid-in-capital	117,372	116,802
Retained earnings	114,876	130,571
Accumulated other comprehensive loss	(1,522)	(1,833)
Total stockholders’ equity	230,822	245,635
Total liabilities and stockholders’ equity	$283,419	$351,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$52,335	$116,505	$191,046	$301,140
Cost of sales	54,846	100,685	192,259	269,689
Gross profit (loss)	(2,511)	15,820	(1,213)	31,451
Selling, general and administrative expense	4,773	6,489	17,199	17,847
Impairment of Water Transmission goodwill	-	-	5,282	-
Operating income (loss)	(7,284)	9,331	(23,694)	13,604
Other income	24	39	82	2
Interest income	10	220	173	383
Interest expense	(195)	(457)	(898)	(1,796)
Income (loss) before income taxes	(7,445)	9,133	(24,337)	12,193
Income tax expense (benefit)	(5,930)	3,275	(8,642)	4,364
Income (loss) from continuing operations	(1,515)	5,858	(15,695)	7,829
Discontinued operations:
Income (loss) from operations of discontinued business	-	46	-	(2,601)
Loss on sale of business	-	(1,414)	-	(13,497)
Income tax benefit	-	(531)	-	(4,378)
Loss on discontinued operations	-	(837)	-	(11,720)
Net income (loss)	$(1,515)	$5,021	$(15,695)	$(3,891)
Basic income (loss) per share
Continuing operations	$(0.16)	$0.62	$(1.64)	$0.82
Discontinued operations	-	(0.09)	-	(1.23)
Total	$(0.16)	$0.53	$(1.64)	$(0.41)
Diluted income (loss) per share
Continuing operations	$(0.16)	$0.61	$(1.64)	$0.82
Discontinued operations	-	(0.09)	-	(1.23)
Total	$(0.16)	$0.52	$(1.64)	$(0.41)
Shares used in per share calculations:
Basic	9,565	9,519	9,558	9,513
Diluted	9,565	9,616	9,558	9,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,515)	$5,021	$(15,695)	$(3,891)
Other comprehensive income (loss):
Pension liability adjustment, net of tax	109	63	327	191
Deferred gain (loss) on cash flow derivatives, net of tax	15	45	(16)	-
Other comprehensive income	124	108	311	191
Comprehensive income (loss)	$(1,391)	$5,129	$(15,384)	$(3,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

  (In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,695)	$(3,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,664	10,098
Impairment of goodwill	5,282	-
Amortization of intangible assets	410	409
Provision for doubtful accounts	(200)	(294)
Amortization of debt issuance costs	203	305
Deferred income taxes	(2,415)	1,144
Loss on sale of business	-	13,497
Stock based compensation expense	1,340	2,067
Unrealized gain on foreign currency forward contracts	(173)	(23)
Adjustments to contingent consideration	276	(1,736)
Other, net	31	25
Changes in operating assets and liabilities:
Trade and other receivables, net	19,121	19,113
Insurance settlements	2,625	-
Costs and estimated earnings in excess of billings on uncompleted contracts, net	5,007	(7,362)
Inventories	23,946	1,435
Refundable income taxes	(3,523)	(2,815)
Prepaid expenses and other assets	1,321	1,524
Accounts payable	(4,129)	2,246
Accrued and other liabilities	(2,287)	(4,576)
Net cash provided by operating activities	37,804	31,166
Cash flows from investing activities:
Additions to property and equipment	(7,704)	(11,619)
Proceeds from sale of business	4,300	29,791
Proceeds from sale of property & equipment	55	8
Collections on notes receivable	7,219	47
Other investing activities	-	(25)
Net cash provided by investing activities	3,870	18,202
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance stock awards	(423)	(1,283)
Payments on long-term debt	-	(6,357)
Borrowings on line of credit	77,750	184,081
Repayments on line of credit	(116,785)	(225,351)
Payments on capital lease obligations	(2,127)	(1,002)
Other financing activities	19	28
Net cash used in financing activities	(41,566)	(49,884)
Change in cash and cash equivalents	108	(516)
Cash and cash equivalents, beginning of period	527	588
Cash and cash equivalents, end of period	$635	$72
Non-Cash Investing Activity:
Accrued property and equipment purchases	$356	$222

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2014 Form 10-K.

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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

The table below presents the operating results for the Company’s discontinued operations (in thousands). The operating results for the three and nine months ended September 30, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net sales	$-	$22,225
Cost of sales	(46)	24,331
Gross profit (loss)	46	(2,106)
Selling, general and administrative expense	-	396
Operating income (loss)	46	(2,502)
Interest expense	-	(99)
Loss on sale of business	(1,414)	(13,497)
Loss before income taxes	(1,368)	(16,098)
Income tax benefit	(531)	(4,378)
Loss on discontinued operations	$(837)	$(11,720)

3.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Short-term inventories:
Raw materials	$39,074	$48,005
Work-in-process	2,088	1,741
Finished goods	5,560	20,663
Supplies	2,439	2,370
Total short-term inventories	49,161	72,779
Long-term inventories:
Finished goods	886	1,214
Total inventories	$50,047	$73,993

Long-term inventories are recorded in other assets.

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at
	September 30,
Description	2015	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,316	$5,028	$1,288	$-
Derivatives	185	-	185	-
Total assets	$6,501	$5,028	$1,473	$-
Financial liabilities
Contingent consideration	$(2,955)	$-	$-	$(2,955)

	Balance at
	December 31,
Description	2014	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,237	$4,953	$1,284	$-
Derivatives	32	-	32	-
Total assets	$6,269	$4,953	$1,316	$-
Financial liabilities
Contingent consideration	$(2,679)	$-	$-	$(2,679)
Derivatives	(5)	-	(5)	-
Total liabilities	$(2,684)	$-	$(5)	$(2,679)

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

The contingent consideration liability is associated with the acquisition of Permalok® Corporation in December 2013 and represents the probability weighted average contingent payment as a percentage of high, mid, and low revenue projections. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Changes in the fair value of the contingent consideration obligation will be reflected in cost of sales during the period the change occurs.

If required as part of its annual goodwill impairment assessment, the Company calculates the business enterprise value of applicable reporting units. This calculation uses a weighted average of income and market approaches, and is classified as Level 3 in the valuation hierarchy. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions. In the second quarter of 2015, this analysis resulted in the impairment of Water Transmission goodwill of $5.3 million.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on line of credit approximate fair value due to the short-term nature of these instruments.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of September 30, 2015 and December 31, 2014, all derivative contracts held by the Company were designated as hedges. As of September 30, 2015 and December 31, 2014, the total notional amount of the derivative contracts designated as hedges was $3.4 million (CAD$4.6 million) and $1.3 million (CAD$1.5 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities not longer than 12 months as of September 30, 2015.

For both the three and nine months ended September 30, 2015, gains from derivative contracts not designated as hedging instruments recognized in net sales totaled $0.2 million. For the three and nine months ended September 30, 2014, gains from derivative contracts not designated as hedging instruments recognized in net sales were $0.2 million and $0.1 million, respectively. At September 30, 2015 and September 30, 2014, there was $18,000 of unrealized pretax gain on outstanding derivatives in accumulated other comprehensive loss. Substantially all of the amount in accumulated other comprehensive loss at September 30, 2015 is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). By agreement with the EPA, ODEQ is responsible for overseeing remedial investigation and source control activities for all upland sites to investigate sources and prevent future contamination to the river. A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The Company made a payment of $0.2 million to the LWG in June 2007 as part of an interim settlement, and is under no obligation to make any further payment. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and the draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The 2015 draft FS identifies six possible remedial alternatives which range in estimated cost from approximately $790 million to $2.5 billion and estimates it will take up to 18 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work in 2002 and 2003 to further characterize the groundwater was consistent with the initial conclusion that the source of the VOCs is located off of Company-owned property. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company is one of many Upland Source Control Sites working with ODEQ on Source Control and is considered a “medium” priority site by ODEQ indicating more investigation was recommended. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and full paving of the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated. In May 2015, and subsequently in August and October 2015, the Company received the EPA’s and ODEQ’s comments, respectively, requesting additional information and modifications to the revised RI/SCE Report. The Company is working with consultants to address the comments and questions from the EPA and ODEQ.

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

The Company spent $0.1 million for further Source Control work in 2014, and anticipates having to spend less than $0.2 million in 2015.

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

Houston Environmental Issue

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

While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates the future costs associated with the VCP to be between $0.2 million and $2.4 million. At September 30, 2015, the Company has a $0.3 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches and estimates closure of the issue to occur between the first quarter of 2017 and the third quarter of 2018.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.1 million at September 30, 2015. The stand-by letters of credit relate to workers’ compensation insurance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net sales:
Water transmission	$39,792	$76,857	$134,479	$182,061
Tubular products	12,543	39,648	56,567	119,079
Total	$52,335	$116,505	$191,046	$301,140

Gross profit (loss):
Water transmission	$(725)	$16,559	$8,049	$29,718
Tubular products	(1,786)	(739)	(9,262)	1,733
Total	$(2,511)	$15,820	$(1,213)	$31,451

Operating income (loss):
Water transmission (1)	$(2,384)	$14,429	$(2,566)	$23,673
Tubular products	(2,298)	(1,155)	(11,169)	550
Corporate	(2,602)	(3,943)	(9,959)	(10,619)
Total	$(7,284)	$9,331	$(23,694)	$13,604

(1)     Operating loss for the Water Transmission Group for the nine months ended September 30, 2015 includes the write-off of Water Transmission goodwill of $5.3 million in the second quarter of 2015.

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Cost of sales	$116	$62	$296	$154
Selling, general and administrative expenses	91	820	1,044	1,913
Total	$207	$882	$1,340	$2,067

As of September 30, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.7 million, which is expected to be recognized over a weighted average period of 1.1 years.

 Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2015 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2015	38,000	$26.05
Options granted	-	-
Options exercised	(2,000)	22.07
Options cancelled	(4,000)	28.42
Balance, September 30, 2015	32,000	26.00	3.54	$-
Exercisable, September 30, 2015	32,000	26.00	3.54	$-

Restricted Stock Units and Performance Stock Awards

A summary of the status of the Company’s RSUs and PSAs as of September 30, 2015 and changes during the nine months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	231,215	$36.34
RSUs and PSAs granted	-	-
RSUs and PSAs vested	(49,403)	30.01
RSUs and PSAs canceled	(50,707)	35.93
Balance, September 30, 2015	131,105	38.88

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The unvested balance of RSUs and PSAs at September 30, 2015 includes approximately 113,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the nine months ended September 30, 2015 and 2014, stock awards of 10,464 and 9,150 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $21.02 and $36.07 in 2015 and 2014, respectively.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2011. The Company is currently under Colorado income tax audit for the years 2009 to 2013. It is reasonably possible that the Company will close the audit within the next 12-month period. Such resolution is not anticipated to have a significant impact on our results of operations. There are no other income tax audits in progress.

The Company had $4.7 million and $2.3 million of unrecognized tax benefits at September 30, 2015 and December 31, 2014, respectively. The Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will decrease in the following twelve months due to the expiration of certain statues of limitations; however, actual results could differ from those currently expected. Effectively all the unrecognized tax benefits would affect the Company’s effective tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company provided for income taxes from continuing operations at an estimated effective tax rate of 79.7% and 35.5% for the three and nine months ended September 30, 2015, and an estimated effective tax rate of 35.9% and 35.8% for the three and nine months ended September 30, 2014, respectively.

The Company completed a research and development (R&D) tax credit study for 2014 in the third quarter of 2015, resulting in a significantly higher credit than previously estimated; therefore, a discrete benefit of $2.5 million was recorded, which affected the Company’s effective tax benefit rate in the third quarter of 2015. In the first nine months ended September 30, 2015, after considering the guidance for accounting for income taxes, and weighing the positive and negative evidence including the Company’s recent history of cumulative losses, the Company recorded a $1.9 million valuation allowance on a portion of its deferred tax assets, primarily related to state net operating loss carry forwards and state credits.

The effective tax rate for the nine months ended September 30, 2015 includes the impact of the recognition of R&D tax credits (which increased the effective benefit rate) as well as the non-deductibility of expense related to the impairment of goodwill and the valuation allowance recorded (both of which decreased the effective benefit rate).

10.	Income (loss) per Share

Income (loss) per basic and diluted weighted average common share outstanding for continuing and discontinued operations were calculated as follows for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(1,515)	$5,858	$(15,695)	$7,829
Income (loss) from discontinued operations	-	(837)	-	(11,720)
Net income (loss)	$(1,515)	$5,021	$(15,695)	$(3,891)

Basic weighted-average common shares outstanding	9,565	9,519	9,558	9,513
Effect of potentially dilutive common shares (1)	-	97	-	82
Diluted weighted-average common shares outstanding	9,565	9,616	9,558	9,595

Income (loss) per basic common share
Continuing operations	$(0.16)	$0.62	$(1.64)	$0.82
Discontinued operations	-	(0.09)	-	(1.23)
Total	$(0.16)	$0.53	$(1.64)	$(0.41)

Income (loss) per diluted common share
Continuing operations	$(0.16)	$0.61	$(1.64)	$0.82
Discontinued operations	-	(0.09)	-	(1.23)
Total	$(0.16)	$0.52	$(1.64)	$(0.41)

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Due to the Company’s loss from continuing operations in the three and nine month periods ended September 30, 2015, the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was 163,000 and 185,000 for the three and nine month periods ended September 30, 2015, respectively.

In both the three and nine month periods ended September 30, 2014, there were 65,000 shares from the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method that were excluded from the calculation of diluted earnings per share because to include these shares would have had an antidilutive effect.

11.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2015 and September 30, 2014 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2013	$(1,275)	$14	$(1,261)
Other comprehensive income (loss) before reclassifications	107	1	108
Amounts reclassified from accumulated other comprehensive income (loss)	84	(1)	83
Net current period other comprehensive income (loss)	191	-	191
Balance, September 30, 2014	$(1,084)	$14	$(1,070)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2014	$(1,862)	$29	$(1,833)
Other comprehensive income (loss) before reclassifications	167	76	243
Amounts reclassified from accumulated other comprehensive income (loss)	160	(92)	68
Net current period other comprehensive income (loss)	327	(16)	311
Balance, September 30, 2015	$(1,535)	$13	$(1,522)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statement of Operations

Pension liability adjustment
Net periodic pension cost	$(255)	$(130)	Cost of sales
Associated tax benefit	95	46	Income tax expense (benefit)
	(160)	(84)	Net of tax
Deferred gain on cash flow derivatives
Gain on cash flow derivatives	148	4	Net sales
Hedge ineffectiveness	(1)	(2)	Net sales
Associated tax expense	(55)	(1)	Income tax expense (benefit)
	92	1	Net of tax
Total reclassifications for the period	$(68)	$(83)

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” As a result of this Update, companies will be required to measure inventory at the lower of cost and net realizable value. This is a change from the prior requirement to value inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valued using the LIFO or retail inventory method is exempt from this Update. The ASU will be effective for the Company beginning January 1, 2017. The Company is in the process of evaluating the Update to determine its expected future effect on the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. The new guidance requires that the cumulative impact of a measurement adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The ASU will be effective for the Company beginning January 1, 2016. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

13.	Restructuring

In April 2015, the Company initiated a production curtailment at its Atchison, Kansas facility within the Tubular Products Group. Severance related restructuring costs associated with the production curtailment were approximately $0.5 million. The entire amount was incurred and paid during the second quarter of 2015, and is included in Cost of sales for that period.

14.	Goodwill

At December 31, 2014, the Company’s Goodwill of $5.3 million related entirely to its Water Transmission Group reporting unit. GAAP requires that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Due to Water Transmission market conditions, the Company determined that its Water Transmission Group goodwill may have been impaired at June 30, 2015, and completed the first step of the two-step quantitative goodwill impairment test. In the first step, business enterprise value of the reporting unit was calculated by using a combination of income and market approaches, and compared to the carrying value. As the carrying value of the Water Transmission Group reporting unit exceeded the calculated enterprise value, the Company determined it was appropriate to proceed to the second step of the quantitative impairment test.

As a result of the analysis performed at that date, the Company’s best estimate of the ultimate result of the second step of the goodwill quantitative impairment test was that all of the Water Transmission Group goodwill was impaired. Therefore, the Water Transmission Group goodwill was completely written off as of June 30, 2015. There was no adjustment to that estimate upon completion of the measurement of the impairment loss in the three month period ending September 30, 2015.

15.	Related Party Transaction

In the second quarter of 2015, the Company engaged Raymond James & Associates, an affiliate of Eagle Asset Management, to provide investment banking services related to a possible disposition of the Company’s Tubular Products business. Eagle Asset Management was a substantial stockholder of the Company (owning more than 10 percent of the Company’s common stock) until September 30, 2015, when Eagle Asset Management reported that it then owned less than 5 percent of the Company’s common stock.

Approximately $17,000 of reimbursable expenses was incurred by Raymond James during the nine month period ended September 30, 2015, of which $12,000 was paid by September 30, 2015. Professional fees payable to Raymond James will be contingent upon completion of a future transaction, which may or may not occur.

16.	Subsequent Event

On October 26, 2015, the Company entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. The Agreement provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits.

Borrowings under the Agreement will bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. The Agreement will expire on October 25, 2018. Borrowings under the Agreement are secured by substantially all of the Company’s assets.

As of October 26, 2015, the Company had no outstanding borrowings under the Agreement, but did have two outstanding letters of credit issued under the Agreement, in the aggregate amount of $2.1 million. A copy of the 2015 Credit Agreement was filed as an exhibit to the Form 8-K the Company filed on October 29, 2015.

In conjunction with entering into the Loan and Security Agreement, the Company terminated the Second Amended and Restated Credit Agreement dated as of October 24, 2012. The Company expects to incur incremental interest expense of approximately $0.4 million during the fourth quarter of 2015 related to the write-off of unamortized financing costs associated with the terminated agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are a leading North American manufacturer of large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems, and we also manufacture other welded steel pipe products for use in a wide range of applications, including energy, construction, agriculture, and industrial systems. Our pipeline systems are also used for hydroelectric power systems, wastewater systems and other applications, and we also make products for industrial plant piping systems and certain structural applications. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 70% of net sales from continuing operations in the first nine months of 2015.

Our water infrastructure products are generally sold to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. Within the total pipeline system, our products best fit the larger-diameter, higher-pressure applications. We believe our sales are substantially driven by spending on new water infrastructure with additional spending on water infrastructure upgrades, replacements, and repairs. Pricing of our water infrastructure products is largely determined by the competitive environment in each regional market, and the regional markets generally operate independently of each other. The price of steel also affects Water Transmission product pricing. We operate our Water Transmission business with a long-term time horizon. Projects are often planned for many years in advance and are sometimes part of fifty-year build out plans. In the near term, we expect strained municipal budgets will continue to impact the Water Transmission Group.

Our Tubular Products Group manufactures other welded steel products in Atchison, Kansas. The oil country tubular goods (“OCTG”) division of our business, which previously operated out of Houston, Texas and Bossier City, Louisiana, was sold on March 30, 2014 and has been classified as discontinued operations. We produce a range of products used in several different markets, including energy, construction, agriculture, and industrial systems, which are sold to distributors and used in many different applications. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending, the market share volume of imported product and general economic conditions. The worldwide turmoil in the crude oil markets, which became significant in the fourth quarter of 2014, is having a detrimental effect on the line pipe markets that the Tubular Products Group serves. In April 2015, we initiated a production curtailment at our Atchison, Kansas facility. During the period of curtailment, we have continued to sell and ship finished products and have performed limited manufacturing as needed to fulfill customer orders.  In July 2015, we announced that we are in the process of exploring the sale of the Tubular Products Group in order to focus the Company’s efforts on the Water Transmission business. Our Tubular Products Group generated approximately 30% of net sales from continuing operations in the first nine months of 2015.

Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs. This correlation is the greatest in our Tubular Products Group as its margins are highly sensitive to changes in steel costs, as well as import levels and overall demand in the marketplace.

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

	Three months ended September 30, 2015		Three months ended September 30, 2014
	$ (in thousands)	% of Net Sales	$ (in thousands)	% of Net Sales
Net sales
Water Transmission	$39,792	76.0%	$76,857	66.0%
Tubular Products	12,543	24.0	39,648	34.0
Total net sales	52,335	100.0	116,505	100.0
Cost of sales	54,846	104.8	100,685	86.4
Gross profit (loss)	(2,511)	(4.8)	15,820	13.6
Selling, general and administrative expense	4,773	9.1	6,489	5.6
Operating income (loss)	(7,284)	(13.9)	9,331	8.0
Other income	24	-	39	-
Interest income	10	-	220	0.2
Interest expense	(195)	(0.3)	(457)	(0.4)
Income (loss) before income taxes	(7,445)	(14.2)	9,133	7.8
Income tax expense (benefit)	(5,930)	(11.3)	3,275	2.8
Income (loss) from continuing operations	$(1,515)	(2.9)%	$5,858	5.0%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		(1.8)%		21.5%
Tubular Products		(14.2)		(1.9)

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
	$ (in thousands)	% of Net Sales	$ (in thousands)	% of Net Sales
Net sales
Water Transmission	$134,479	70.4%	$182,061	60.5%
Tubular Products	56,567	29.6	119,079	39.5
Total net sales	191,046	100.0	301,140	100.0
Cost of sales	192,259	100.6	269,689	89.6
Gross profit	(1,213)	(0.6)	31,451	10.4
Selling, general and administrative expense	17,199	9.0	17,847	5.9
Impairment of Water Transmission goodwill	5,282	2.8	-	-
Operating income (loss)	(23,694)	(12.4)	13,604	4.5
Other income (expense)	82	-	2	-
Interest income	173	0.1	383	0.1
Interest expense	(898)	(0.4)	(1,796)	(0.6)
Income (loss) before income taxes	(24,337)	(12.7)	12,193	4.0
Income tax expense (benefit)	(8,642)	(4.5)	4,364	1.4
Income (loss) from continuing operations	$(15,695)	(8.2)%	$7,829	2.6%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		6.0%		16.3%
Tubular Products		(16.4)		1.5

Three Months and Nine Months Ended September 30, 2015 Compared to Three Months and Nine Months Ended September 30, 2014

Net sales. Net sales from continuing operations decreased 55.1% to $52.3 million for the third quarter of 2015 compared to $116.5 million for the third quarter of 2014 and decreased 36.6% to $191.0 million for the first nine months of 2015 compared to $301.1 million for the first nine months of 2014. Two customers in the Water Transmission segment accounted for 24.1% and 15.0%, respectively, of total net sales from continuing operations in the third quarter of 2015. One of the same customers in the Water Transmission segment had 10.3% of total net sales from continuing operations in the first nine months of 2015. One customer in the Water Transmission segment accounted for 27.1% of total net sales from continuing operations in the third quarter of 2014. The same customer in the Water Transmission segment accounted for 18.4% of total net sales from continuing operations in the first nine months of 2014.

Water Transmission sales from continuing operations decreased 48.2% to $39.8 million for the third quarter of 2015 compared to $76.9 million for the third quarter of 2014 and decreased 26.1% to $134.5 million for the first nine months of 2015 compared to $182.1 million for the first nine months of 2014. The decrease in sales in the third quarter of 2015 compared to the third quarter of 2014 was due to a 35% decrease in tons produced and a 21% decrease in selling price per ton. The decrease in tons produced was due to reduced demand and project timing. The decrease in selling prices per ton in the third quarter of 2015 was due to a 19% decrease in steel costs per ton. Lower material costs generally lead to lower contract values and, therefore, lower net sales as contractors and municipalities are aware of the input costs and market conditions. The decrease in sales in the first nine months of 2015 compared to the first nine months of 2014 was due to a 24% decrease in tons produced and a 3% decrease in average selling price per ton. The decrease in tons produced was due to reduced demand and project timing. The decrease in selling prices per ton in the first nine months of 2015 was due to a 15% decrease in steel costs per ton. This was partially offset by a change in product mix, which included more downstream fabrication work. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations decreased 68.4% to $12.5 million in the third quarter of 2015 compared to $39.6 million in the third quarter of 2014. The sales decrease in the third quarter of 2015 compared to the third quarter of 2014 was due to a 57% decrease in tons sold and a 27% decrease in selling price per ton. We sold 17,200 tons in the third quarter of 2015 compared to 39,700 tons in the third quarter of 2014. The decrease in tons sold was primarily due to decreased demand for line pipe as a result of the worldwide downturn in crude oil prices and large volumes of imported pipe. Energy pipe sales volume decreased 69% from 27,600 tons in the third quarter of 2014 to 8,600 tons in the third quarter of 2015. The decrease in selling price was due to a change in product mix. Tubular Products sales from continuing operations decreased 52.5% to $56.6 million in the first nine months of 2015 compared to $119.1 million in the first nine months of 2014.The sales decrease in the first nine months of 2015 compared to the first nine months of 2014 was due to a 47% decrease in tons sold from 119,600 tons to 63,200 tons and a 10% decrease in selling price per ton. The decrease in tons sold in the first nine months of 2015 was due to the decreased demand for line pipe due to lower oil prices in the first nine months of 2015 compared to the comparable period in 2014. The decrease in selling price per ton was due to a change in product mix and a decrease in steel costs per ton. We are experiencing continued pricing pressures from imported pipe in 2015. Energy pipe sales volume decreased 59% from 90,400 tons in the first nine months of 2014 to 37,200 tons in the first nine months of 2015.

Gross profit. Gross profit decreased 115.9% to a $2.5 million gross loss (negative 4.8% of total net sales from continuing operations) in the third quarter of 2015 compared to $15.8 million gross profit (13.6% of total net sales from continuing operations) in the third quarter of 2014 and decreased 103.9% to a $1.2 million gross loss (negative 0.6% of total net sales from continuing operations) in the first nine months of 2015 compared to $31.5 million (10.4% of total net sales from continuing operations) in the first nine months of 2014.

Water Transmission gross profit decreased $17.3 million, or 104.4%, to a $0.7 million gross loss (negative 1.8% of segment net sales from continuing operations) for the third quarter of 2015 compared to $16.6 million (21.5% of segment net sales from continuing operations) for the third quarter of 2014 and decreased $21.7 million, or 72.9%, to $8.0 million (6.0% of segment net sales from continuing operations) in the first nine months of 2015 compared to $29.7 million (16.3% of segment net sales from continuing operations) in the first nine months of 2014. The decrease in gross profit as a percent of net sales in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was due to the mix of projects produced. We have experienced significant competition on recent project bids, which has also contributed to decreased gross profit. Another significant factor in the decrease in gross profit for the third quarter of 2015 was the decreased volume described above, which had a negative effect on the fixed portion of our cost of goods sold as a percent of sales. In addition, we had $0.4 million in higher conversion costs related to steel quality issues in the third quarter of 2015. We do not know if we will be able to recover these costs. Also, rapidly decreasing coil costs caused us to take $1.1 million and $1.6 million of lower of cost or market inventory adjustments in the three and nine months ended September 30, 2015, respectively.

Gross profit from Tubular Products decreased $1.1 million, to a $1.8 million gross loss (negative 14.2% of segment net sales from continuing operations) in the third quarter of 2015 compared to a $0.7 million gross loss (negative 1.9% of segment net sales from continuing operations) in the third quarter of 2014 and decreased $11.0 million to a $9.3 million gross loss (negative 16.4% of segment net sales from continuing operations) in the first nine months of 2015 compared to $1.7 million gross profit (1.5% of segment net sales from continuing operations) in the first nine months of 2014. Gross profit in the quarter and nine months ended September 30, 2015 was negatively impacted by lower volume due to the lower demand and high levels of imported pipe discussed above. The decrease in gross profit and gross profit as a percent of net sales from continuing operations in the first nine months of 2015 was partially offset by a 15% decrease in steel coil cost per ton. Also contributing to the gross loss in the first nine months of 2015 was $0.5 million in severance expense due to the production curtailment.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 26.4% to $4.8 million (9.1% of total net sales from continuing operations) for the third quarter of 2015 compared to $6.5 million (5.6% of total net sales from continuing operations) for the third quarter of 2014 and decreased $0.6 million, or 3.6%, to $17.2 million (9.0% of net sales from continuing operations) in the first nine months of 2015 compared to $17.8 million (5.9% of net sales from continuing operations) in the first nine months of 2014. The decrease for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to $0.8 million in lower stock incentive plan expense, a $0.4 million reduction in wages and benefits due to lower headcount and a $0.3 million decrease in travel and entertainment expense. The decrease for the first nine months of 2015 compared to the first nine months of 2014 was due primarily to $0.8 million in lower stock incentive plan expense and a $0.4 million decrease in travel and entertainment expense, partially offset by increased professional fees related to our financial statement audit and other professional services.

Impairment of Water Transmission goodwill. Due to Water Transmission market conditions, we determined that our Water Transmission Group goodwill may have been impaired at June 30, 2015, and completed the first step of the two-step quantitative goodwill impairment test. In the first step, business enterprise value of the reporting unit was calculated by using a combination of income and market approaches, and compared to the carrying value. As the carrying value of the Water Transmission Group reporting unit exceeded the calculated enterprise value, we determined it was appropriate to proceed to the second step of the quantitative impairment test. An external consultant was retained to assist us with this process.

As a result of the analysis performed through June 30, 2015, our best estimate of the ultimate result of the second step of the goodwill quantitative impairment test was that all of the Water Transmission Group goodwill would be impaired. Therefore, the Water Transmission Group goodwill of $5.3 million was completely written off as of June 30, 2015. There was no adjustment to that estimate upon completion of the measurement of the impairment loss in the three month period ending September 30, 2015.

Interest expense. Interest expense from continuing operations was $0.2 million for the third quarter of 2015 compared to $0.5 million for the third quarter of 2014 and decreased to $0.9 million for the first nine months of 2015 compared to $1.8 million for the first nine months of 2014. The decrease in interest expense primarily was a result of lower average borrowings and lower capital lease balances during the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014.

Income taxes. The tax benefit from continuing operations was $5.9 million in the third quarter of 2015 (an effective tax benefit rate of 79.7%) compared to tax expense from continuing operations of $3.3 million in the third quarter of 2014 (an effective tax rate of 35.9%) and tax benefit of $8.6 million in the first nine months of 2015 (an effective tax benefit rate of 35.5%) compared to tax expense of $4.4 million in the first nine months of 2014 (an effective tax rate of 35.8%).

The Company completed a research and development (R&D) tax credit study for 2014 in the third quarter of 2015, resulting in a significantly higher credit than previously estimated; therefore, a discrete benefit of $2.5 million was recorded, which affected the Company’s effective tax benefit rate in the third quarter of 2015. In the first nine months of 2015, after considering the guidance for accounting for income taxes, and weighing the positive and negative evidence including our recent history of cumulative losses, we recorded a $1.9 million valuation allowance on a portion of our deferred tax assets, primarily related to state net operating loss carry forwards and state credits.

The effective tax rate for the nine months ended September 30, 2015 includes the impact of the recognition of R&D tax credits (which increased the effective benefit rate) as well as the non-deductibility of expense related to the impairment of goodwill and the valuation allowance recorded (both of which decreased the effective benefit rate). The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss. Accordingly, the comparison of effective rates between periods is not meaningful in all situations.

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

As of September 30, 2015, our working capital (current assets minus current liabilities) was $111.6 million compared to $165.7 million as of December 31, 2014. The primary reasons for the decrease in working capital were decreases in trade and other receivables, inventories and costs and estimated earnings in excess of billings on uncompleted contracts due to lower sales, billings and production in 2015 compared to 2014. In addition, our Tubular Products inventories have decreased following the production curtailment at the Atchison plant which began in April 2015. Net cash provided by operating activities in the first nine months of 2015 was $37.8 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts that included a decrease in trade receivables and inventories.

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

Net cash provided by investing activities in the first nine months of 2015 was $3.9 million. Capital expenditures of $7.7 million during the first nine months of 2015 were primarily standard capital replacement and are expected to be approximately $9.0 million for 2015. Offsetting the cash used for additions to property plant and equipment was $4.3 million provided by an escrow that was released to the Company in April 2015 related to the March 2014 disposition of the OCTG business and $7.2 million collected on a note receivable.

Net cash used by financing activities in the first nine months of 2015 was $41.6 million, primarily from net repayments of borrowings on our line of credit of $39.0 million that were driven by the decrease in working capital discussed above.

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

Borrowings on Line of Credit

At September 30, 2015, our debt consisted primarily of $6.6 million in borrowings pursuant to our Amended and Restated Credit Agreement dated October 24, 2012 (the "2012 Credit Agreement"). As disclosed in our Form 8-K filed on October 13, 2015, we were not in compliance with two financial covenants for the fiscal quarter ended September 30, 2015, and entered into a Temporary Waiver Agreement with our lenders.

On October 26, 2015, the Company entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. The Agreement provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits.

Borrowings under the Agreement will bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. The Agreement will expire on October 25, 2018. Borrowings under the Agreement are secured by substantially all of the Company’s assets. On October 26, 2015, there were no outstanding borrowings under the 2012 Credit Agreement, and we had a borrowing capacity of $39.1 million, net of outstanding letters of credit, under the Agreement.

In conjunction with entering into the Loan and Security Agreement, the Company terminated the Second Amended and Restated Credit Agreement dated as of October 24, 2012. The Company expects to incur incremental interest expense of approximately $0.4 million during the fourth quarter of 2015 related to the write-off of unamortized financing costs associated with the terminated agreement.

Capital Leases

We had a total of $0.3 million in capital lease obligations outstanding at September 30, 2015. The weighted average interest rate on all of our capital leases is 7.22%. Our capital leases are for mobile equipment used at our manufacturing facilities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2015, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the quarter ended September 30, 2015, we completed our review of the processes and controls related to the impairment assessment of goodwill. We expanded and enhanced our documentation, and designed, documented and implemented additional control procedures related to the review of the assumptions, data inputs and results of the goodwill impairment analysis. We have also designed and implemented enhanced review controls addressing the identification of changes in events and circumstances that indicate it is more likely than not that a goodwill impairment has occurred between annual impairment tests. These changes remediated our previously identified material weakness in our impairment assessment of goodwill and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 6. Exhibits

 (a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Temporary Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 2015)

10.2	Loan and Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2015)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2015

NORTHWEST PIPE COMPANY
By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)