Form 10-K
period 2015-12-31
NORTHWEST PIPE CO
filed 2016-03-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $171,160,045 as of June 30, 2015 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s common stock as of February 26, 2016 was 9,573,289 shares.

  Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2015 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this 2015 Form 10-K. If we do update one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Overview

We are the largest manufacturer of engineered steel pipe water systems in North America. With eight Water Transmission manufacturing facilities, we are positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. With a history that dates back more than 100 years, we have established a prominent position based on a strong and widely recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments.

We manufacture water infrastructure steel pipe products through our Water Transmission Group, which in 2015, 2014, and 2013 generated approximately 73%, 59%, and 63%, respectively, of our net sales from continuing operations. The Water Transmission Group produces large diameter, high pressure, engineered welded steel pipe products for use in water transmission applications. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions. More recently, we are seeing increased demand driven by drought conditions, which are causing a dwindling water supply from developed water sources.

We also manufacture smaller diameter electric resistance welded (“ERW”) steel pipe through our Tubular Products Group at our Atchison, Kansas facility, although the facility is currently idled due to difficult market conditions. Our smaller diameter pipe is used for applications in the energy sector, as well as for structural, commercial and industrial uses. Since the sale in March 2014 of our oil country tubular goods (OCTG) business, the Atchison facility is the sole remaining operating facility in our Tubular Products Group. In 2015, 2014, and 2013 our Tubular Products Group generated approximately 27%, 41%, and 37%, respectively, of our net sales from continuing operations.

Recent Business Developments

On July 20, 2015 we announced that we retained Raymond James & Associates as financial advisors to assist in the process of exploring the sale of our remaining Tubular Products business. The decision to explore a sale reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. We are continuing to sell previously manufactured tubular products inventory.

Our Industries

Water Transmission. Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (the “EPA”), believe the United States water infrastructure is in critical need of updates, repairs or replacements. The current contaminated water supply situation in Flint, Michigan, and reports of contaminated drinking water in other cities in the Midwest and Northeast regions of the United States illustrate the impact of infrastructure replacement delays on aging water supply systems. In its 2011 Drinking Water Infrastructure Needs Survey and Assessment released in June 2013, the EPA estimates the nation will need to spend $384 billion in infrastructure investments by 2030 to continue to provide safe drinking water to the public. The American Society of Civil Engineers has given poor ratings to many aspects of the United States water infrastructure in their 2013 Report Card for America’s Infrastructure. In its most recent Failure to Act study of current infrastructure, the American Society of Civil Engineers estimates there will be an $84 billion funding gap for water and wastewater infrastructure by 2020, and a $144 billion gap by 2040.

Within this market, we focus on large diameter, engineered welded steel pipeline systems utilized in water, energy, structural and plant piping applications. Our core market is the large diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the addressable market for the products sold by our Water Transmission Group will total approximately $1.2 billion over the next three years.

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

The primary drivers of growth in new water infrastructure installation are population growth and movement as well as dwindling supplies from developed water sources. According to the United States Census Bureau, the population of the United States will increase by approximately 74 million people between 2016 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. In addition, many current water supply sources are in danger of being exhausted. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Our eight Water Transmission manufacturing facilities are well located to take advantage of the anticipated growth and demand.

Increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness towards water issues is expected to contribute to demand in the water infrastructure industry over the next several years as water systems will need to be installed, upgraded and replaced. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act (Proposition 1). Proposition 1 authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced conveyance, wastewater treatment, drought relief, emergency water supplies, and ecosystem and watershed protection and restoration.

In January 2015, U.S. President Barack Obama announced new initiatives to improve the conditions of the aging water infrastructure, in which he noted that the U.S. needs $600 billion for drinking water and wastewater management over the next 20 years. These initiatives included a new Water Finance Agency at the EPA and a Rural Opportunity Investment Initiative at the U.S. Department of Agriculture. The White House proposal to create Qualified Public Infrastructure Bonds and the proposed Move America Bonds as part of the Move America Act of 2015 introduced in Congress in May 2015 are both intended to encourage more public-private partnerships.

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been active in several of these markets, including energy, construction, agricultural, commercial, and industrial systems. With the sale of our OCTG business in March 2014, the segment’s remaining operating facility is located in Atchison, Kansas, primarily producing line pipe used to connect oil and gas wells to larger diameter pipelines. We are attempting to sell the remaining assets in our Tubular Products business.

We expect demand from the energy markets to continue to be weak in 2016, due to recent decreases in energy prices. After trading near $100 per barrel for most of the period since 2011, the price of crude oil started dropping in the summer of 2014 and decreased sharply in the fourth quarter of 2014 to approximately $53 per barrel at December 31, 2014. The price of crude oil fluctuated during 2015, but by December 2015 had dropped to less than $40 per barrel. Natural gas prices have also dropped significantly during 2015. The decrease in oil and natural gas prices has led to a significant reduction in energy exploration activity in the United States. Domestic rig counts have dropped steadily over the past 18 months, and in December 2015 were at their lowest level since 1999.

Products

Water Transmission. Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications for fully engineered, large diameter, high-pressure water infrastructure systems. Other uses include pipe for piling and hydroelectric projects, wastewater treatment plants and other applications. Our primary manufacturing process has the capability to manufacture water transmission pipe in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inch to 1.00 inch. We also have the ability to manufacture even larger and heavier pipe with other processes. We can coat and/or line these products with cement mortar, polyethylene tape, polyurethane paints, epoxies, Pritec®, and coal tar enamel according to our customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections. We typically deliver a complete pipeline system to the installation contractor. We also manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects.

Tubular Products. The tubular products we produce at our Atchison facility range in size from 4.500 inches to 16 inches in diameter with wall thickness from 0.134 inch to 0.375 inch. These products are typically sold to distributors or original equipment manufacturers and are used for a wide variety of applications, including energy, construction, agriculture, and other commercial and industrial uses. As previously discussed, our Atchison facility is currently idled until market conditions improve or a sale is completed.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. One customer accounted for 16% of total net sales from continuing operations in 2014 and 15% of total net sales from continuing operations in 2013. No customer accounted for 10% or more of our total net sales in 2015. Our plant locations in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah and Mexico, allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages, participate in the engineering and design process, and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products have been marketed through an in-house sales force, which has been reduced in conjunction with the recent idling of the Atchison plant. Our tubular products are primarily sold to distributors. Our marketing strategy focuses on quality, customer service and customer relationships. One customer of our Tubular Products business accounted for 10% of our total net sales from continuing operations in 2014. No customer accounted for more than 10% of our total net sales from continuing operations during 2015 or 2013.

Manufacturing

Water Transmission. Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints for the manufacture of the pipe. After the drawings are completed and approved, manufacturing begins by feeding steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include coal tar enamel, polyethylene tape, polyurethane paint, epoxies, Pritec® and cement mortar. The inside of the pipe cylinders can be lined with cement mortar, polyurethane or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed in our fabrication facilities. Typically, completed pipe segments are evaluated for structural integrity with a hydrotester. Upon final inspection, the pipe is prepared for shipment. We ship our products to project sites principally by truck.

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

Technology. Advances in technology help us produce high quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. With the purchase of Permalok Corporation in December 2013, the Company acquired certain technologies with respect to an interlocking pipe joining system (Permalok®) that provides an alternate joint solution used for connecting steel pipes. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance. We have quality management systems in place that assure we consistently provide products that meet or exceed customer and applicable regulatory requirements. All of our quality management systems in the United States are registered by the International Organization for Standardization, or ISO, under a multi-site registration. In addition to ISO qualification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitation Foundation, and Underwriters Laboratory have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until there is verification that all product requirements have been met.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Binding orders received by us may be subject to cancellation or postponement; however, cancellation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2015, the backlog of orders for our Water Transmission Group was approximately $116 million. Binding contracts had been executed for approximately 75% of the Water Transmission backlog as of February 10, 2016. At December 31, 2014, the backlog of orders for our Water Transmission Group was approximately $121 million. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

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

With Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah, and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the Water Transmission business in the western United States and southwestern Canada is NOV Ameron, a business unit of National Oilwell Varco, Inc. East of the Rocky Mountains, our primary competition includes: American Cast Iron Pipe Company and U.S. Pipe, which manufacture ductile iron pipe; American Spiral Weld Pipe Company, Mid America Pipe Fabricating and Supply Inc. and Jindal Steel and Power Limited, which manufacture spiral welded steel pipe; and Hanson Pipe & Precast, which manufactures concrete pressure pipe and spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for our tubular products has been highly fragmented and diversified with over 100 manufacturers in the United States alone. We have competed with TMK Ipsco, Energex Tube, Tex Tube Co., Tenaris, Evraz North America, California Steel Industries Inc., Paragon Industries, Inc., Welspun Tubular, LLC, and Axis Pipe and Tube, Inc., as well as foreign competitors. Domestic demand for our tubular products has decreased dramatically in 2015 with the reduction in domestic rig counts spurred by the drop in crude oil prices. This pressure is accentuated by the increased competition our tubular products had already faced from foreign-based manufacturers that export tubular products into the United States which has resulted in imported steel pipe becoming a very significant percentage of the domestic line pipe market. In December 2015, the United States Department of Commerce concluded the trade case filed in October 2014 requesting an investigation of imports of welded API line pipe from Korea and Turkey for possible imposition of antidumping and countervailing duties. Under the final order, duties will be assessed on welded line pipe imported from Korea and Turkey. However, we do not expect these duties to materially reduce the volume of imported line pipe, or to ease the difficult conditions in the tubular products market in the near term. As previously discussed, in January 2016 we idled the Atchison facility to reduce operating expenses until market conditions improve or a sale is completed.

Raw Materials and Supplies

We purchase hot rolled and galvanized steel coil from both domestic and foreign steel mills. Domestic suppliers include Steel Dynamics, Inc., Nucor Corporation, California Steel Industries, Inc., Evraz North America, ArcelorMittal USA and SSAB. Foreign suppliers include Posco America Corporation and BlueScope Steel. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater run-off and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed in Part 1—Item 3, “Legal Proceedings” of this 2015 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

Based on our assessment of potential liability, we have established a reserve for an ongoing environmental assessment and potential remediation project at our former Tubular Products manufacturing facility in Houston, Texas. At this time, we have no other reserves for environmental investigations and cleanup. However, estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. Accordingly, although we believe our current environmental reserves are appropriate based on current information, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Employees

As of February 10, 2016, we had approximately 676 full-time employees. Approximately 35% were salaried and approximately 65% were employed on an hourly basis. All of our employees are non-union, with exception of the hourly employees at our Monterrey, Mexico facility, which represent approximately 8% of our employees. We consider our relations with our employees to be good.

Geographic Information

The Company sold principally all of its products in the United States, Canada and Mexico. As of December 31, 2015, all material long-lived assets are located in the United States.   See Note 16 to the consolidated financial statements in Part II -- Item 8. “Financial Statements and Schedules” of this 2015 Form 10-K.

Executive Officers of the Registrant

Information regarding the Company’s executive officers is set forth under the caption “Directors, Executive Officers and Corporate Governance” in Part III—Item 10 of this 2015 Form 10-K and is incorporated herein by reference.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2015 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2015 Form 10-K, in evaluating our Company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to our Business

A downturn in government spending related to public water transmission projects would adversely affect our business. Our Water Transmission business accounted for approximately 73% of our net sales from continuing operations in 2015. Our Water Transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Our Water Transmission business faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete, ductile iron, polyvinyl chloride (“PVC”) and high density polyethylene (“HDPE”) pipe. Orders in the Water Transmission business are competitively bid, and price competition can be vigorous. The recent increases in capacity have negatively affected our gross margins and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our Water Transmission manufacturing facilities in Oregon, Colorado, California, West Virginia, Texas, Missouri, Utah, and Mexico allow us to compete throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity further within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share and product pricing in our Water Transmission business.

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

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations, changes in ability to obtain adequate project funding, and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with insufficient notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations or cash flows may be adversely affected by unplanned downtime.

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature, and, at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel from continuing operations was approximately $573 per ton in 2015, $746 per ton in 2014, and $707 per ton in 2013. In 2015, our monthly average steel purchasing costs ranged from a high of approximately $706 per ton to a low of approximately $488 per ton. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Our Water Transmission backlog is subject to reduction and cancellation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be cancelled. Our backlog of orders for our Water Transmission segment was approximately $116 million at December 31, 2015. Our backlog is subject to fluctuations; moreover, cancellations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

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

Increased levels of imports have and could continue to adversely affect pricing and demand for our products. We believe import levels are affected by, among other things, overall worldwide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. The level of imports of tubular products has historically impacted the domestic tubular products market and reduced the demand for our tubular products, a situation we expect to continue. While imported pipe has historically most affected our Tubular Products business, imported pipe could have a greater effect on our Water Transmission business in the future. Additionally, high levels of imported tubular products have led at least one domestic manufacturer of tubular products to recently enter the water transmission market, and other tubular products manufacturers could do the same in the future. Increased imports in the United States and Canada which compete with our Water Transmission products could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

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

We face risks in connection with potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. We may also consider other alternatives for our business units in order to strategically position our business and continue to compete in our markets, which may include joint-ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint-venture or a buyer willing to purchase our business units (including our remaining Tubular Products business, for which we are exploring a divestiture) may adversely affect our business, financial position, results of operations or cash flows.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon and Houston, Texas facilities as discussed in Part I—Item 3, “Legal Proceedings” below. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Risks Specifically Related to Our Tubular Products Business

Our Tubular Products business faces difficult market conditions. Our Tubular Products business is exposed to the energy markets. Our line pipe products, which serve the energy market, comprise 58%, 77%, and 71% of our tons sold in 2015, 2014, and 2013, respectively, for our continuing operations in the Tubular Products Group. Sales of these products are tied to the exploration, development, and production of natural gas and oil reserves. Decreasing oil prices, particularly since late 2014, have resulted in weaker demand for our line pipe products. With recent further declines in oil prices, we expect demand for these products to continue to be weak in 2016. Additionally, the market for our tubular products is over-supplied, driven by high levels of imported product and increased domestic capacity and production in the United States and Canada. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. A protracted weak market for our tubular products could adversely affect our business, financial position, results of operations or cash flows.

Our Tubular Products business has incurred past operating losses, and could generate operating losses for an extended period. The Tubular Products business has incurred operating losses in the past, and is likely to do so until the Atchison plant is either restarted or sold. Some fixed costs will continue to be incurred while the plant is idled, generating ongoing operating losses. An accumulation of operating losses could result in an impairment of our Tubular Products assets or a loss on the sale of those assets. If the Atchison facility remains idle for an extended period, our business, financial position, results of operations or cash flows could be adversely affected.

Our plan to explore the sale of our remaining Tubular Products business may not result in a transaction or a transaction may cause us to recognize a loss. We announced on July 20, 2015 that we are exploring the sale of our remaining Tubular Products business to focus on our core Water Transmission business. The process to explore this sale is subject to a number of uncertainties, some of which are not in our control. As a result, we cannot provide assurance that the process will result in a transaction or, if it does, that it would occur within any specified period of time or under what terms. Our evaluation of potential transactions may cause us to incur substantial costs and divert management’s time from other business activities.

In addition, the fact that we are exploring the sale of our Tubular Products business may damage our relationship with that business’ customers, suppliers, employees and other business partners, which may result in a reduction of net sales and market position that we may not be able to regain if we are unable to successfully complete a transaction.

Even if the process results in a transaction, we cannot predict how the market price for our common stock would be affected by the announcement of a transaction. In addition, the market price of our common stock could be highly volatile during the period in which we explore the sale and may continue to be more volatile if and when a transaction is announced or if we announce that we are no longer exploring a sale.

Any eventual sale of the Tubular Products business is subject to negotiation of a final agreement and a negotiated transaction price could be below the current carrying value of Tubular Products’ net assets. This could result in recognition of a material loss on the disposition of that business which could adversely affect our financial position, results of operations or cash flows.

Risks Related to Our Financial Condition

The restrictions under which we operate as a result of our debt agreements could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2015, we had approximately $1.1 million of capital lease obligations, and no outstanding borrowings on our line of credit. However, we could incur borrowings on our line of credit in the future to finance increases in working capital, fund capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

Our current and future debt and debt service obligations could:

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

Our ability to make scheduled payments on our current and future debt will depend on our future operating performance and cash flows, which are subject to prevailing economic conditions, prevailing interest rate levels and other financial, competitive and business factors, many of which are beyond our control. Our inability to make scheduled payments on our debt or any of the foregoing factors would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels improve, we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, borrowings under our Credit Agreement are limited to the lesser of $60 million or availability under a borrowing base, which is subject to various sublimits and borrowing restrictions as determined under our Credit Agreement. As of December 31, 2015, we had $23.2 million available to borrow under our Credit Agreement. We may not have sufficient availability under our Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which would have a material adverse effect on our business, financial condition, results of operations or cash flows. The agreements governing our current and future debt include covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets, and our ability to experience material adverse events.

Our ability to comply with the covenants under our debt instruments in the future is uncertain and will be affected by our results of operations and financial condition as well as other events and circumstances beyond our control. If market and other economic conditions do not improve, our ability to comply with these covenants may be impaired. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related debt. If any of our debt is accelerated, we cannot assure you that we would have sufficient assets to repay such debt or that we would be able to refinance such debt on commercially reasonable terms or at all. The acceleration of a significant portion of our debt would have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. For the years ended December 31, 2013 and 2014, a material weakness in our internal control over financial reporting related to goodwill was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. This material weakness was remediated as of September 30, 2015.

No material weaknesses were identified as of December 31, 2015. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The following table provides certain information about our operating facilities as of December 31, 2015:

Water Transmission Group

`	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Number and Type of Mills
Portland, Oregon	300,000	25	3 Spiral mills
Adelanto, California	200,000	100	3 Spiral mills, 1 Plate roll
Denver, Colorado	182,000	40	2 Spiral mills
Parkersburg, West Virginia	145,000	90	2 Spiral mills
Saginaw, Texas (2 facilities)	170,000	50	2 Spiral mills
Monterrey, Mexico	40,000	5	Multiple line fabrication capability
St Louis, Missouri	100,000	20	2 Plate rolls
Salt Lake City, Utah	47,000	1	2 Plate rolls

As of December 31, 2015, we owned all of our Water Transmission facilities except for one of our Saginaw, Texas facilities, our St. Louis facility, and our Salt Lake City facility, which are leased. Additionally, land adjacent to our Portland facility used for parking and pipe storage is leased.

Tubular Products Group

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Number and Type of Mills
Atchison, Kansas	106,000	60	2 Electric resistance mills

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

Item 3.	Legal Proceedings

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and a draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The revised draft FS submitted in 2015 identifies six possible remedial alternatives which range in estimated cost from approximately $790 million to $2.5 billion and estimates it will take up to 18 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater.

In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and full paving of the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated. In May 2015, and subsequently in August and October 2015, the Company received the EPA’s and ODEQ’s comments, respectively, requesting additional information and modifications to the revised RI/SCE Report, including the request to conduct additional groundwater sampling. The Company is working with consultants to address the comments and questions from the EPA and ODEQ, and in December 2015 submitted a Supplemental Groundwater Sampling Work Plan to the EPA and ODEQ.

          The Company spent $0.2 million for further Source Control work in 2015, and spent $0.1 million in 2014 and less than $0.1 million in 2013.

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

While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates the future costs associated with the VCP to be between $0.2 million and $2.2 million. At December 31, 2015, the Company has a $0.3 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches and estimates closure of the issue to occur between the first quarter of 2017 and the third quarter of 2018.

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

Other Contingencies

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

	Low	High
2015
First Quarter	$22.24	$28.84
Second Quarter	19.94	24.95
Third Quarter	12.65	19.99
Fourth Quarter	10.03	15.43

2014
First Quarter	$33.12	$37.97
Second Quarter	33.96	40.33
Third Quarter	34.10	40.92
Fourth Quarter	26.77	35.78

There were 40 shareholders of record at February 17, 2016. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. There were no cash dividends declared or paid in fiscal years 2015 or 2014, and we do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The Old Peer Group was comprised of Mueller Water Products, Lindsay Corporation and Valmont Industries. The New Peer Group is comprised of Mueller Water Products, Lindsay Corporation and Aegion Corp. This change reflects the Company’s significant reduction of its Tubular Products business and its primary focus on the Water Transmission business.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	New Peer Group	Old Peer Group
December 31, 2010	100.00	100.00	100.00	100.00
December 31, 2011	95.13	95.82	69.15	93.6
December 31, 2012	99.29	111.49	114.62	149.36
December 31, 2013	157.14	154.78	140.75	176.47
December 31, 2014	125.34	162.35	143.97	166.91
December 31, 2015	46.57	155.18	128.02	141.57

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III—Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2015 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected summary financial data for each of our last five years and should be read in conjunction with Part II—Item 8, “Financial Statements and Supplementary Data,” and Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this 2015 Form 10-K.

The following selected consolidated financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements included in this 2015 Form 10-K. For the year ended December 31, 2011, income activity related to the disposed OCTG business is presented as discontinued operations, consistent with the years ended December 31, 2015, 2014, 2013, and 2012. While this 2011 data is derived from the Company’s historical audited financial statements for that year, discontinued operations reporting for that year has not been audited.

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$236,608	$403,298	$359,445	$388,902	$396,994
Gross profit	(12,625)	40,576	60,236	59,108	59,513
Income (loss) from continuing operations	(29,388)	(6,173)	21,676	17,501	12,544
Income (loss) from discontinued operations	-	(11,714)	(22,599)	(1,257)	116
Net income (loss)	$(29,388)	$(17,887)	$(923)	$16,244	$12,660

Earnings per Common Share :
Basic - Income (loss) from continuing operations	$(3.07)	$(0.65)	$2.29	$1.87	$1.35
Income (loss) from discontinued operations	-	(1.23)	(2.39)	(0.14)	0.01
Net Income (loss) per share	$(3.07)	$(1.88)	$(0.10)	$1.73	$1.36

Diluted - Income (loss) from continuing operations	$(3.07)	$(0.65)	$2.27	$1.85	$1.34
Income (loss) from discontinued operations	-	(1.23)	(2.37)	(0.13)	0.01
Net Income (loss) per share assuming dilution	$(3.07)	$(1.88)	$(0.10)	$1.72	$1.35

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$93,709	$165,683	$195,357	$167,392	$170,614
Total assets	259,380	351,882	433,459	422,422	413,373
Long-term debt and capital lease obligations, less current portion	718	45,812	94,241	63,069	86,418
Stockholders' equity	217,560	245,635	261,850	259,432	240,267

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this 2015 Form 10-K contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part 1—Item 1A, “Risk Factors.” Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2015 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With eight Water Transmission manufacturing facilities, we are positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities, which are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 73% of net sales from continuing operations in 2015.

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

Tubular Products Group. Our Tubular Products Group manufactures ERW steel pipe at our Atchison, Kansas facility, producing a range of line pipe products used in several different applications including energy, industrial, construction, and agricultural. Our Tubular Products Group generated approximately 27% of our net sales from continuing operations in 2015. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions. The OCTG business, formerly part of our Tubular Products Group, was sold in March 2014, as discussed in Item 1. We announced on July 20, 2015 that we are in the process of exploring the sale of our remaining Energy Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. The decision to explore a sale of our remaining Energy Tubular Products business reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the Atchison facility to reduce operating expenses until market conditions improve or a sale is completed. We are continuing to sell previously manufactured tubular products inventory.

Our Current Economic Environment

We operate our Water Transmission Group with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect strained governmental and water agency budgets and increased capacity from competition to impact the Water Transmission Group. Fluctuating steel costs will be a factor in both our Tubular Products Group and our Water Transmission Group, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions.

Demand for line pipe, the primary product of our Tubular Products Group, is correlated to oil and gas exploration activity in the United States, which is itself correlated to global oil prices. Historically low oil prices have led to reduced demand in 2015, and we continue to expect weak demand in 2016.

In addition to the macroeconomic factors described above, we continue to face pressures from significant volumes of foreign imports of tubular products. We also face increased pressures due to recent domestic capacity expansions by our competitors.

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

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions made by us, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. At December 31, 2015, the inventory balance of $30.3 million is reported net of lower of cost or market reserves totaling $8.6 million. Raw material inventories of steel are stated at cost either on a specific identification basis or on an average cost basis. All other raw materials, as well as supplies, are stated on an average cost basis. Finished goods are stated at cost using the first-in, first-out method of accounting. Due to recent volatility of energy markets, it is at least reasonably possible that these lower of cost or market reserves will materially change in the near term.

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

Due to continued difficult market conditions for our Tubular Products business, and our exploration of a sale of this business during this difficult market, it is at least reasonably possible that property and equipment associated with the Tubular Products business will be impaired and/or a loss on disposal incurred at some point in the future.

In conjunction with the preparation of its financial statements for the year ended December 31, 2015, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the Atchison asset group included within the Tubular Products segment due to continued operating losses and our plans to idle the facility in January 2016. The Company performed a recoverability test for the asset group, in which the carrying value of the asset group was compared against associated undiscounted future cash flows. This analysis determined that the undiscounted future cash flows substantially exceeded the carrying value of the asset group; thus, the carrying value of the asset group was not impaired at December 31, 2015.

In conjunction with the preparation of its financial statements for the quarter ended June 30, 2015, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the asset group included within the Water Transmission segment due to the impairment of its Water Transmission goodwill. The Company performed a recoverability test for the asset group, in which the carrying value of the asset group was compared against associated undiscounted future cash flows. This analysis determined that the undiscounted future cash flows substantially exceeded the carrying value of the asset group; thus, the carrying value of the asset group was not impaired at June 30, 2015. Subsequent to June 30, 2015, no triggering events for the Water Transmission asset group have occurred, and therefore a quantitative recoverability test for this asset group was not performed at December 31, 2015.

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

Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Our reporting units are equivalent to our operating segments as the individual components meet the criteria for aggregation.

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

Goodwill related to the Company’s Tubular Products Group of $16.1 million was evaluated using a quantitative impairment test as of December 31, 2014. We concluded that there was no implied fair value of the Tubular Products Group goodwill and that it should be completely written off as of December 31, 2014.

Goodwill related to the Company’s Water Transmission Group of $5.3 million was evaluated using a quantitative impairment test as of June 30, 2015, due to declining Water Transmission market conditions. We concluded that there was no implied fair value of the Water Transmission Group goodwill and that it should be completely written off as of June 30, 2015. As of December 31, 2015, we have no goodwill assets.

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

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing or other events. We believe the reported allowances at December 31, 2015 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expense being recorded for the period in which such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses from continuing operations expressed in dollars (in thousands) and as a percentage of total net sales from continuing operations and net sales of our business segments.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales:
Water transmission	$173,160	73.2%	$238,545	59.1%	$226,427	63.0%
Tubular products	63,448	26.8	164,753	40.9	133,018	37.0
Total net sales	236,608	100.0	403,298	100.0	359,445	100.0
Cost of sales	249,233	105.3	362,722	89.9	299,209	83.2
Gross profit (loss)	(12,625)	(5.3)	40,576	10.1	60,236	16.8
Selling, general and administrative expenses	22,303	9.5	24,316	6.0	22,701	6.3
Impairment of goodwill	5,282	2.2	16,066	4.0	-	0.0
Operating (loss) income	(40,210)	(17.0)	194	0.1	37,535	10.5
Other income (expense)	88	0.0	108	0.0	(289)	(0.1)
Interest income	173	0.1	466	0.1	409	0.1
Interest expense	(1,390)	(0.6)	(2,290)	(0.6)	(3,621)	(1.0)
Income (loss) before income taxes	(41,339)	(17.5)	(1,522)	(0.4)	34,034	9.5
Income tax (benefit) expense	(11,951)	(5.1)	4,651	1.1	12,358	3.5
Income (loss) from continuing operations	(29,388)	(12.4)	(6,173)	(1.5)	21,676	6.0
Discontinued operations:
Loss from operations of discontinued business	-	0.0	(2,151)	(0.5)	(9,583)	(2.7)
Impairment of fixed assets	-	0.0	-	0.0	(27,500)	(7.6)
Loss on sale of business	-	0.0	(13,497)	(3.4)	-	0.0
Income tax benefit	-	0.0	(3,934)	(1.0)	(14,484)	(4.0)
Loss on discontinued operations	-	0.0	(11,714)	(2.9)	(22,599)	(6.3)
Net loss	$(29,388)	(12.4)%	$(17,887)	(4.4)%	$(923)	(0.3)%

Segment gross profit (loss) as a percentage of net sales:
Water transmission		0.3%		16.6%		20.7%
Tubular products		(20.9)		0.6		10.0

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net sales. Net sales from continuing operations decreased by $166.7 million to $236.6 million in 2015 from $403.3 million in 2014. There were no customers accounting for 10% of net sales from continuing operations in 2015. One customer accounted for 16% and another customer accounted for 10% of net sales from continuing operations in 2014.

Water Transmission sales decreased 27.4% to $173.2 million in 2015 from $238.5 million in 2014. The decrease in net sales from continuing operations was due to a 16% decrease in tons produced and a 14% decrease in average selling price per ton. The decrease in tons produced was due to reduced demand and project timing during the year compared to 2014. The decrease in selling prices per ton was due in part to a very competitive bidding environment, and in part to a 23% decrease in steel costs per ton. Lower material costs generally lead to lower contract values and, therefore, lower net sales as contractors and municipalities are aware of the input costs and market conditions. The lower selling prices in 2015 were partially offset by a change in product mix, which included more downstream fabrication work. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales from continuing operations decreased 61.5% to $63.4 million in 2015 from $164.8 million in 2014. The sales decrease was due to a 55% decrease in tons sold from 164,600 tons to 74,000 tons and a 14% decrease in average selling price per ton. The decrease in volume was directly related to the decreased demand for line pipe in the oil and gas industry due to lower oil prices in 2015 compared to 2014. Energy pipe represented 58% of tons sold in 2015 compared to 77% in 2014. Revenues from sales of energy pipe decreased 68% in 2015 compared with 2014.

Gross profit (loss). Gross profit decreased 131.1% to a $12.6 million gross loss (negative 5.3% of total net sales from continuing operations) in 2015 from a $40.6 million gross profit (10.1% of total net sales from continuing operations) in 2014.

Water Transmission gross profit decreased 98.5% to $0.6 million (0.3% of segment net sales from continuing operations) in 2015 from $39.6 million (16.6% of segment net sales from continuing operations) in 2014. The decrease in gross profit was primarily due to the impact of significant competition on recent project bids and the mix of projects produced. Another significant factor in the decrease in gross profit in 2015 was the decreased volume described above, which had a negative effect on the fixed portion of our cost of goods sold as a percent of sales. Also, rapidly decreasing coil costs caused us to take an additional $1.1 million of lower of cost or market inventory adjustments in 2015.

Tubular Products gross profit from continuing operations decreased to negative $13.2 million (negative 20.9% of segment net sales from continuing operations) in 2015 from $1.0 million (0.6% of segment net sales from continuing operations) in 2014. Gross loss in 2015 was negatively impacted by lower volume primarily due to lower demand for line pipe, which resulted in lower selling prices. Reduced demand for line pipe reduced our steel purchases in 2015, leading to consumption of higher cost steel inventories in 2015 production. Also contributing to the gross loss in 2015 was an additional $0.3 million of lower of cost or market inventory adjustments and $0.5 million in severance expense related to the production curtailment. The decrease in gross profit and gross profit as a percent of net sales from continuing operations in 2015 was partially offset by a 20% decrease in steel coil cost per ton.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 8.3%, to $22.3 million (9.5% of net sales from continuing operations) in 2015 from $24.3 million (6.0% of net sales from continuing operations) in 2014. The decrease of $2.0 million compared to the prior year was primarily due to lower wages, incentive compensation and benefits of $2.1 million and a $0.9 million reduction in travel, entertainment and other administrative expenses, partially offset by a $0.9 million increase in professional and outside services primarily related to legal and auditing expenses.

Impairment of goodwill. Goodwill related to the Company’s Water Transmission segment of $5.3 million was evaluated for impairment in the second quarter of 2015 due to then current market conditions. We concluded that the business enterprise value of the Water Transmission segment was less than its carrying amount at June 30, and engaged a consultant to assist the Company in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Water Transmission segment goodwill was written off. In the fourth quarter of 2014, goodwill related to the Company’s Tubular Products Group of $16.1 million was evaluated for impairment due to the significant decrease in crude oil prices in December 2014. We concluded that the business enterprise value of the Tubular Products Group was less than its carrying amount at December 31, and engaged a consultant to assist the Company in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Tubular Products Group goodwill was written off in 2014.

Interest expense. Interest expense decreased to $1.4 million in 2015 from $2.3 million in 2014. The decrease was due to lower average borrowings and lower capital lease balances in 2015 compared to 2014, and the payoff of our high interest bearing Term Notes in June 2014. Interest expense in 2015 included the write-off of unamortized financing costs totaling $0.4 million associated with the termination of a bank line of credit agreement.

Income taxes. The tax benefit from continuing operations was $12.0 million in 2015, an effective tax benefit rate of 28.9%. The effective tax rate for 2015 included the recognition of $2.5 million of research and development (R&D) tax credits for 2014 based on a study completed in 2015. Additionally in 2015, after considering the guidance for accounting for income taxes, and weighing the positive and negative evidence including our recent history of cumulative losses, we recorded a $5.2 million valuation allowance on a portion of our deferred tax assets, primarily related to federal and state tax credits and state net operating loss carry forwards. Another factor reducing the effective tax benefit rate in 2015 was the $5.3 million impairment of Water Transmission goodwill we recorded, which is not deductible for tax purposes.

Despite a loss before income taxes of $1.5 million for continuing operations in 2014, income tax expense from continuing operations was $4.7 million. The effective income tax rate for 2014 was negatively affected by the $16.1 million impairment of Tubular Products goodwill we recorded, which is not deductible for income tax purposes; therefore, we did not record any tax benefit for the charge.

Our effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to pre-tax income or loss. In 2015, the impact of the recognition of R&D tax credits increased the effective benefit rate, while the non-deductibility of expense related to the impairment of goodwill and deferred tax valuation allowances recorded decreased the effective benefit rate. Accordingly, the comparison of effective rates between periods is not necessarily meaningful in all situations.

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

Water Transmission gross profit decreased 15.7% to $39.6 million (16.6% of segment net sales from continuing operations) in 2014 from $47.0 million (20.7% of segment net sales from continuing operations) in 2013. The decrease in gross profit was primarily due to the decrease in selling price per ton, partially offset by the increase in tons produced as discussed above. We have experienced significant competition on recent project bids, which has also contributed to decreased gross profit. The mix of projects produced also contributed to the decrease in gross profit. The decrease was partially offset by our cost reduction initiatives, which have reduced overhead costs and labor hours per ton, as well as improvements in quality. Also partially offsetting the above was a $2.6 million reduction of cost of sales primarily related to insurance settlements, which reimbursed the Company for past costs incurred for Portland Harbor Site. (See Item 3, Legal proceedings, and Note 13 of the accompanying consolidated financial statements for additional information on the settlements).

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

Impairment of goodwill. Goodwill related to the Company’s Tubular Products Group of $16.1 million was evaluated for impairment due to the significant decrease in crude oil prices in December 2014. As a result of that analysis, the entire balance of Tubular Products Group goodwill was written off in 2014. There were no goodwill impairment charges recorded in 2013.

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

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our line of credit. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the twelve months ended December 31, 2015 is presented in our consolidated statements of cash flows contained in this 2015 Form 10-K, and is further discussed below. The 2014 and 2013 consolidated statements of cash flows include discontinued operations.

As of December 31, 2015, our working capital (current assets minus current liabilities) was $93.7 million as compared to $165.7 million as of December 31, 2014. The primary reasons for the decrease in working capital were decreases in trade and other receivables and inventories due to lower sales, billings and production in 2015 compared to 2014, as well as additions to inventory lower of cost or market reserves during 2015. In addition, our Tubular Products accounts receivable and inventories have decreased following the production curtailment at the Atchison plant, which began in April 2015. Cash and cash equivalents totaled $10.3 million as of December 31, 2015 and $0.5 million as of December 31, 2014. There were no borrowings under our line of credit agreement at December 31, 2015 compared to borrowings of $45.6 million at December 31, 2014.

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

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2015 was $55.2 million. This was primarily the result of our net loss adjusted for charges of $9.1 million for depreciation and $5.3 million for impairment of goodwill, and the net positive cash flow effect of a decrease in our working capital of $72.0 million. The decrease in working capital was primarily driven by decreases in accounts receivable of $26.8 million and inventories of $43.7 million, partially offset by a net decrease in accounts payable and accrued liabilities of $5.2 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities in 2015 was $3.1 million. Capital expenditures of $8.5 million in 2015 were primarily standard capital replacement. Offsetting the cash used for additions to property plant and equipment was $4.3 million provided by an escrow that was released to the Company in April 2015 related to the March 2014 disposition of the OCTG business and $7.2 million collected on a note receivable. Capital expenditures in 2016 are expected to be approximately $4 million to $5 million for standard capital replacement.

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

Net cash used in investing activities in 2013 was $48.3 million, primarily related to capital expenditures of $28.4 million for previously disclosed strategic investment projects, $15.7 million for the acquisition of Permalok, and funds disbursed under a notes receivable arrangement of $5.7 million. Previously disclosed strategic investment projects include the installation of an additional horizontal accumulator and hydrotester, and the replacement of the existing front end of the 16 inch mill at our Atchison plant, as well as expansion at our Saginaw plant, which will enable production of pipe up to 126 inches in diameter as well as increase overall capacity. Expenditures for these strategic investments during 2013 included $7.1 million for the replacement of the existing front end of the 16 inch mill and $1.7 million for a new hydrotester at our Atchison plant, and $9.2 million for expansion projects at our Saginaw plant. This was partially offset by proceeds received from the sale of property and equipment of $1.7 million.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities in 2015 was $48.5 million, which resulted primarily from net repayments under our line of credit and capital lease payments totaling $47.8 million.

Net cash used in financing activities in 2014 was $50.6 million, which resulted primarily from net repayments under our Credit Agreement, long-term debt and capital lease payments totaling $49.9 million.

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

Borrowings on Line of Credit

On October 26, 2015, we entered into a Loan and Security Agreement (the “Credit Agreement”) with Bank of America, N.A. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the Revolver Commitment) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement. As of December 31, 2015, we had no outstanding borrowings, and $2.1 million of outstanding letters of credit.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, is not met for the previous 12-month period. As of December 31, 2015, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $23.2 million, net of outstanding letters of credit, under the Agreement at December 31, 2015. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2016.

Borrowings under the Agreement bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets.

In conjunction with entering into the Credit Agreement, the Company terminated the Second Amended and Restated Credit Agreement dated as of October 24, 2012. The Company incurred incremental interest expense of approximately $0.4 million during the fourth quarter of 2015 related to the write-off of unamortized financing costs associated with the terminated agreement.

Capital Lease Obligations

We had a total of $1.1 million in capital lease obligations outstanding at December 31, 2015. The weighted average interest rate on all of our capital leases was 4.87%. Our capital leases are for certain equipment used in the manufacturing process.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2015 (in thousands):

		Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$1,058	$340	$448	$270	$-
Operating leases	9,913	2,664	3,734	1,683	1,832
Contingent consideration	2,974	1,211	1,763	-	-
Interest payments (1)	92	41	41	10	-
Total obligations	$14,037	$4,256	$5,986	$1,963	$1,832

1)	These amounts represent estimated future interest payments related to our capitalized leases.
2)

Excludes liabilities associated with our pension and our deferred compensation plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2015, liabilities associated with our pension and deferred compensation plan are $1.9 million and $6.4 million, respectively and are recorded in pension and other long-term liabilities within the consolidated balance sheets.

3)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $4.9 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 14 in Part II—Item 8, “Financial Statements and Supplementary Data” of the consolidated financial statements.

We also have entered into stand-by letters of credit that total approximately $2.1 million as of December 31, 2015. The stand-by letters of credit relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

The Company adopted ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” prospectively in the fourth quarter of 2015, and prior periods were not retrospectively adjusted. For further information about our adoption of new accounting pronouncements, see Note 1 in Part II – Item 8, “Financial Statements and Supplementary Data” of the consolidated financial statements.

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

By contrast, steel comprises approximately 85% to 90% of total product costs for Tubular Products. Historically, we have been able to adjust our selling prices to reflect fluctuations in our cost of steel; however, we are exposed to volatile steel prices in those instances in which we carry steel inventory that is not already assigned to sales orders. As a result of our decision to idle our Tubular Products facility, our steel inventories are significantly reduced from normal operating levels and our steel commodity price exposure at December 31, 2015 is not material.

Interest Rate Risk

At December 31, 2015, we had no debt outstanding accruing interest at a variable rate as compared to $45.6 million at December 31, 2014. Our capital leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis point, change in interest rates would not have a material impact on our interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. There were no derivative contracts not designated as hedges as of December 31, 2015 and 2014. The total notional amount of these derivative contracts at December 31, 2015 and 2014 was $6.3 million (CAD$8.7 million) and $1.3 million (CAD$1.5 million), respectively At December 31, 2015, all of the Company’s contracts had a remaining maturity of less than 12 months except one contract with a notional amount of $4.4 million (CAD$5.9 million) which had a remaining maturity of 15 months.

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2015 or 2014 net sales from continuing operations.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included on pages F-1 to F-33 at the end of this 2015 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included under the caption Quarterly Data (unaudited) in Note 19 of the Notes to Consolidated Financial Statements in Part II—Item 8, “Financial Statements and Supplementary Data” of this 2015 Form 10-K.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on their evaluation, as of December 31, 2015, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

 Remediation of Prior Material Weaknesses

As previously disclosed in our Form 10-Q for the quarter ended September 30, 2015, we have remediated the previously reported material weaknesses in our internal control over financial reporting related to accounting for goodwill.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(A) Beneficial Ownership Reporting Compliance.

Name	Age	Current Position with Company
Scott Montross	51	Director, President and Chief Executive Officer
Robin Gantt	44	Senior Vice President, Chief Financial Officer and Corporate Secretary
Martin Dana	50	Executive Vice President, Sales and Marketing
William Smith	60	Executive Vice President, Operations
Vicki Taylor	50	Vice President, Human Resources

Scott Montross has served as our Director, President and CEO since January 1, 2013. Mr. Montross joined the Company in May, 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 24 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for Evraz Inc. NA's Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of Evraz, Inc. NA from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2006, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Robin Gantt has served as our Senior Vice President and CFO since January 2011 and Corporate Secretary since June 2015, after joining the Company in July 2010. Ms. Gantt served as the CFO and Treasurer of Evraz Inc. NA from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became Evraz Inc. NA after its acquisition by Evraz Group SA in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed to Controller in 2005.

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

William Smith has served as our Executive Vice President, Operations since April 2014. Prior to that, Mr. Smith served as our Executive Vice President, Water Transmission Group, and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 39-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe and LB Foster.

Vicki Taylor has served as our Vice President of Human Resources since November 2014. Prior to joining the Company in 2014, Ms. Taylor spent a year as an advocate for CASA, an organization dedicated to helping children, along with assisting other nonprofits with their human resource needs. Prior to that, Ms. Taylor served seven years as Vigor Industrial’s Senior Vice President of Human Resources. Vigor specializes in ship repair, marine fabrication, industrial coating and specialty machine construction and repair.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2015 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions Nominating and Governance Committee; Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2015, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	155,852	$25.21	690,889
Equity compensation plans not approved by security holders (3)	-	-	-
Total	155,852	$25.21	690,889

(1)

Consists of our 2007 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors. Approximately 110,000 Performance Stock Awards (“PSAs”) have been included at a target level. The vesting of these awards is subject to the achievement of specific performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

(2)

The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock units and PSAs, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2016 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

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

3.2

First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923 (“the S-3”)

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

10.7

Fourth Amendment to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of April 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 26, 2010

10.8

Fifth Amendment and Limited Consent to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 23, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2010

10.9

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
10.10

Seventh Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of September 16, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2010

10.11

Eighth Amendment and Limited Waiver to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of October 15, 2010 by and among Northwest Pipe Company and Prudential Investment Management, Inc. and certain affiliates, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2010

10.12

Change in Control Agreement between Northwest Pipe Company and Robin Gantt dated as of April 21, 2011, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 25, 2011

10.13

Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2011*

10.14

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

10.17

Amended and Restated Credit Agreement dated October 24, 2012, by and among Northwest Pipe Company, Bank of America, N.A., US Bank National Association, Wells Fargo Bank, National Association and Bank of the West, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 29, 2012

10.18

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

10.19

Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012*

10.20

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

10.22

Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

Exhibit Number	Description
10.23

Change in Control Agreement between Northwest Pipe Company and William Smith dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013*

10.24

Change in Control Agreement between Northwest Pipe Company and Martin Dana dated as of October 15, 2013, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Securities and Exchange Commission concurrently on November 5, 2013*

10.25

Northwest Pipe Company 2014 Short Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014*

10.26

Executive Employment Agreement between Northwest Pipe Company and Gary A. Stokes, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2014*

10.27	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.28	Form of Performance Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.29

Change in Control Agreement between Northwest Pipe Company and Scott Montross dated as of May 29, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.30

Northwest Pipe Company 2015 Short Term Incentive Plan dated as of February 26, 2015, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015*

10.31	Temporary Waiver Agreement (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 2015)

10.32	Loan and Security Agreement (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2015)

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 4, 2016

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net sales	$236,608	$403,298	$359,445
Cost of sales	249,233	362,722	299,209
Gross profit (loss)	(12,625)	40,576	60,236
Selling, general and administrative expense	22,303	24,316	22,701
Impairment of goodwill	5,282	16,066	-
Operating (loss) income	(40,210)	194	37,535
Other income (expense)	88	108	(289)
Interest income	173	466	409
Interest expense	(1,390)	(2,290)	(3,621)
Income (loss) before income taxes	(41,339)	(1,522)	34,034
Income tax (benefit) expense	(11,951)	4,651	12,358
Income (loss) from continuing operations	(29,388)	(6,173)	21,676
Discontinued operations:
Loss from operations of discontinued business	-	(2,151)	(9,583)
Impairment of fixed assets	-	-	(27,500)
Loss on sale of business	-	(13,497)	-
Income tax benefit	-	(3,934)	(14,484)
Loss on discontinued operations	-	(11,714)	(22,599)
Net loss	$(29,388)	$(17,887)	$(923)

Basic earnings (loss) per share
Continuing operations	$(3.07)	$(0.65)	$2.29
Discontinued operations	-	(1.23)	(2.39)
Net loss per share	$(3.07)	$(1.88)	$(0.10)
Diluted earnings (loss) per share
Continuing operations	$(3.07)	$(0.65)	$2.27
Discontinued operations	-	(1.23)	(2.37)
Net loss per share assuming dilution	$(3.07)	$(1.88)	$(0.10)
Shares used in per share calculations:
Basic	9,560	9,515	9,445
Diluted	9,560	9,515	9,534

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(29,388)	$(17,887)	$(923)

Other comprehensive income (loss):
Pension liability adjustment, net of tax	238	(587)	913
Deferred gain on cash flow derivatives, net of tax	57	15	99
Other comprehensive income (loss)	295	(572)	1,012
Comprehensive income (loss)	$(29,093)	$(18,459)	$89

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$10,309	$527
Trade and other receivables, less allowance for doubtful accounts of $751 and $755	27,567	58,310
Costs and estimated earnings in excess of billings on uncompleted contracts	42,592	45,847
Inventories	29,475	72,779
Refundable income taxes	3,413	5,031
Deferred income taxes	-	5,487
Prepaid expenses and other	1,923	7,258
Total current assets	115,279	195,239
Property and equipment, net	131,848	132,595
Goodwill	-	5,282
Other assets	12,253	18,766
Total assets	$259,380	$351,882

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$340	$2,170
Accounts payable	4,739	15,480
Accrued liabilities	15,971	9,071
Billings in excess of costs and estimated earnings on uncompleted contracts	520	2,835
Total current liabilities	21,570	29,556
Borrowings on line of credit	-	45,587
Capital lease obligations, less current portion	718	225
Deferred income taxes	5,124	14,015
Pension and other long-term liabilities	14,408	16,864
Total liabilities	41,820	106,247

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,564,752 and 9,520,067 shares issued and outstanding	96	95
Additional paid-in-capital	117,819	116,802
Retained earnings	101,183	130,571
Accumulated other comprehensive loss	(1,538)	(1,833)
Total stockholders’ equity	217,560	245,635
Total liabilities and stockholders’ equity	$259,380	$351,882

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2012	9,382,994	$94	$112,230	$149,381	$(2,273)	$259,432
Net loss	-	-	-	(923)	-	(923)
Other comprehensive income:
Foreign currency cash flow hedge, net of tax expense of $59	-	-	-	-	99	99
Pension liability adjustment, net of tax expense of $540	-	-	-	-	913	913
Issuance of common stock under stock compensation plans	66,305	-	(730)	-	-	(730)
Tax deficiency from stock compensation plans	-	-	(1)	-	-	(1)
Stock-based compensation expense	-	-	3,060	-	-	3,060
Balances, December 31, 2013	9,449,299	94	114,559	148,458	(1,261)	261,850
Net loss	-	-	-	(17,887)	-	(17,887)
Other comprehensive income (loss):
Foreign currency cash flow hedge, net of tax expense of $9	-	-	-	-	15	15
Pension liability adjustment, net of tax benefit of $285	-	-	-	-	(587)	(587)
Issuance of common stock under stock compensation plans	70,768	1	(1,256)	-	-	(1,255)
Tax benefit from stock compensation plans	-	-	553	-	-	553
Stock-based compensation expense	-	-	2,946	-	-	2,946
Balances, December 31, 2014	9,520,067	95	116,802	130,571	(1,833)	245,635
Net loss	-	-	-	(29,388)	-	(29,388)
Other comprehensive income:
Foreign currency cash flow hedge, net of tax expense of $34	-	-	-	-	57	57
Pension liability adjustment, net of tax benefit of $237	-	-	-	-	238	238
Issuance of common stock under stock compensation plans	44,685	1	(424)	-	-	(423)
Tax benefit from stock compensation plans	-	-	19	-	-	19
Tax deficiency from stock compensation plans	-	-	(352)	-	-	(352)
Stock-based compensation expense	-	-	1,774	-	-	1,774
Balances, December 31, 2015	9,564,752	$96	$117,819	$101,183	$(1,538)	$217,560

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

`	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(29,388)	$(17,887)	$(923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,092	13,606	13,272
Impairment of goodwill	5,282	16,066	-
Loss on sale of business	-	13,497	-
Impairment of fixed assets	-	-	27,500
Amortization of intangible assets	523	540	27
Amortization of debt issuance costs	598	377	634
Provision for doubtful accounts	(4)	70	(1,063)
Deferred income taxes	(3,560)	2,894	(7,994)
Loss on disposal of property and equipment	105	489	256
Stock-based compensation expense	1,774	2,946	3,060
Excess tax benefit from stock compensation plans	(19)	(553)	-
Adjustments to contingent consideration	(211)	(1,746)	-
Unrealized loss (gain) on foreign currency forward contracts	295	(13)	(195)
Other, net	-	25	249
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities
Trade and other receivables, net	26,780	7,984	(24,212)
Insurance settlement	2,625	-	-
Costs and estimated earnings in excess of billings on uncompleted contracts, net	940	4,088	19,736
Inventories	43,695	6,039	8,261
Refundable income taxes	1,285	(3,405)	(1,073)
Prepaid expenses and other assets	896	754	307
Accounts payable	(9,894)	(5,273)	1,374
Deferred revenue	(271)	(4,573)	(3,901)
Accrued and other liabilities	4,663	(881)	(15,226)
Net cash provided by operating activities	55,206	35,044	20,089
Cash flows from investing activities:
Additions to property and equipment	(8,515)	(14,289)	(28,447)
Proceeds from sale of business	4,300	29,791	-
Acquisition of businesses, net of cash acquired	-	-	(15,689)
Proceeds from sale of property and equipment	55	8	1,711
Issuance of notes receivable	-	-	(5,700)
Collections on notes receivable	7,219	56	124
Other investing activities	-	(25)	(250)
Net cash provided by (used in) investing activities	3,059	15,541	(48,251)
Cash flows from financing activities:
Proceeds from issuance of common stock	1	28	72
Tax withholdings related to net share settlements of restricted share awards and performance shares	(424)	(1,283)	(802)
Excess tax benefit from stock compensation plans	19	553	-
Payments on long-term debt	-	(6,357)	(5,714)
Borrowings on line of credit	79,250	230,581	220,721
Repayments on line of credit	(124,837)	(272,913)	(180,334)
Payments of debt issuance costs	(302)	-	-
Payments on capital lease obligations	(2,190)	(1,255)	(5,239)
Net cash (used in) provided by financing activities	(48,483)	(50,646)	28,704
Change in cash and cash equivalents	9,782	(61)	542
Cash and cash equivalents, beginning of period	527	588	46
Cash and cash equivalents, end of period	$10,309	$527	$588

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$846	$2,271	$3,277
Cash (received) paid during the period for income taxes
(net of refunds of $7,949, $393, and $311)	$(7,743)	$1,982	$9,592
Non-cash investing and financing activities:
Accrued property and equipment purchases	$397	$1,243	$1,656
Capital lease additions	$854	$804	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at that time. On an on-going basis, the Company evaluates all of its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived assets (including depreciation and amortization), inventories, income taxes, and litigation and other contingencies. Actual results could differ from those estimates under different assumptions or conditions.

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

Lucid Energy Inc. (“Lucid”), over which the Company exercises significant influence but does not control, is accounted for under the cost method of accounting. Lucid is a clean energy company based in Portland, Oregon. The carrying value of our investment is $0 at both December 31, 2015 and 2014 due to a history of net losses by Lucid.

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

The table below presents the operating results for the Company’s discontinued operations (in thousands). These operating results for 2014 and 2013 and do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

	Year Ended December 31,
	2014	2013
Net sales	$22,225	$116,111
Cost of sales	23,881	123,888
Gross loss	(1,656)	(7,777)
Selling, general, and administrative	396	1,509
Impairment of fixed assets	-	27,500
Operating loss	(2,052)	(36,786)
Loss on sale of business	(13,497)	-
Interest income	-	47
Interest expense	(99)	(344)
Loss before income taxes	(15,648)	(37,083)
Income tax benefit	(3,934)	(14,484)
Loss on discontinued operations	$(11,714)	$(22,599)

Acquisition of Permalok Corporation

On December 30, 2013 the Company acquired 100% of the outstanding shares of capital stock of Permalok Corporation, a fabricator of steel piping utilizing the Permalok® interlocking pipe joining system. Permalok®’s rolled and welded steel pipe products provide an alternate joint solution which complements and expands the Company’s product offerings in the Water Transmission segment. Total consideration (net of cash received) of $15.7 million was paid to the owners of the business, resulting in the recording of $5.3 million of goodwill, which was included in the Water Transmission segment. As discussed in Note 5, this goodwill was fully impaired in 2015. Contingent consideration of $3.0 million and $2.7 million was recorded in liabilities as of December 31, 2015 and December 31, 2014, respectively, which represents the probability weighted contingent payment as a percentage of high, mid, and low revenue projections for years 2014, 2015 and 2016. The Company paid $1.2 million in January 2016 (included in accrued liabilities at December 31, 2015) for the contingent consideration earned on 2015 revenues. There was no payment on the contingent consideration obligation for 2014 revenues.

Pro forma results of operations related to our acquisition during the year ended December 31, 2013 have not been presented because they are not material to our Consolidated Statements of Operations, either individually or in the aggregate.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short term highly liquid investments with remaining maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a book overdraft). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the consolidated statement of cash flows. The Company had a book overdraft of $0.9 million at December 31, 2014 and no overdraft at December 31, 2015.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the consolidated balance sheet net of any doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances at December 31, 2015 and 2014 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

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

In conjunction with the preparation of its financial statements for the year ended December 31, 2015, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the Atchison asset group included within the Tubular Products segment, due to continued operating losses and plans to idle the Atchison facility in January 2016. See Note 4, “Property and Equipment” for further discussion of the property and equipment analysis performed as of December 31, 2015.

In conjunction with the preparation of the financial statements for the year ended December 31, 2013, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the assets located at its Bossier City, Louisiana facility. See Note 4, “Property and Equipment” for further discussion of the property and equipment impairment recorded during 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the assigned fair values of the net assets in connection with an acquisition. Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Our reporting units are equivalent to our operating segments as the individual components meet the criteria for aggregation. At December 31, 2015 the Company had no goodwill.

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

Workers Compensation

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. At December 31, 2015, workers compensation reserves of $4.4 million were recorded, of which $1.2 million was included in accrued liabilities and $3.2 million was included in pension and other long-term liabilities.

Accrued Liabilities

The Company’s accrued liabilities include payroll related liabilities, reserves for health and workers’ compensation claims, property and sales tax payable, and other liabilities expected to be paid within one year of the balance sheet date. At December 31, 2015 and 2014, accrued vacation payable of $3.0 million and $2.2 million, respectively, was included in accrued liabilities. At December 31, 2015, accrued liabilities also included reserves for expected losses on uncompleted contracts of $5.9 million and accrued property taxes of $1.3 million.

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

Loss per Share

Loss per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31 (in thousands, except per share data):

	2015	2014	2013

Income (loss) from continuing operations	$(29,388)	$(6,173)	$21,676
Loss from discontinued operations	-	(11,714)	(22,599)
Net loss	$(29,388)	$(17,887)	$(923)
Basic weighted-average common shares outstanding	9,560	9,515	9,445
Effect of potentially dilutive common shares(1)	-	-	89
Diluted weighted-average common shares outstanding	9,560	9,515	9,534
Earnings (loss) per basic common share:
Continuing operations	$(3.07)	$(0.65)	$2.29
Discontinued operations	-	(1.23)	(2.39)
Total	$(3.07)	$(1.88)	$(0.10)
Earnings (loss) per diluted common share:
Continuing operations	$(3.07)	$(0.65)	$2.27
Discontinued operations	-	(1.23)	(2.37)
Total	$(3.07)	$(1.88)	$(0.10)

Antidilutive shares excluded from net earnings per diluted common share calculation	52	65	93

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts, the escrow account related to the sale of the OCTG business, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. At December 31, 2015, no customer had a balance in excess of 10% of total accounts receivable. At December 31, 2014, one customer had a balance in excess of 10% of total accounts receivable. Derivative contracts are with a financial institution whose short-term investments are rated A-1 by Standard and Poor’s. The Company’s deferred compensation plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

Recent Accounting and Reporting Developments

Accounting Changes

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” As a result of this Update, companies will be required to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. This is a change from the prior requirement to present deferred taxes for each jurisdiction as a net current asset or liability and net noncurrent asset or liability. The ASU is effective for public business entities beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. Early adoption is permitted as of the beginning of an interim or annual period. The Company adopted this ASU prospectively in the fourth quarter of 2015 and prior periods were not retrospectively adjusted.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of evaluating its revenue streams to determine accounting treatment under the ASU.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The changes in this ASU revise consolidation analysis and affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. The changes become effective for the Company on January 1, 2016. The Company has determined that these changes will not have a material impact on the Company's condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in the update. The ASU will be effective for the Company beginning January 1, 2016 including interim periods in 2016. When implemented by the Company, the balance of debt issuance costs related to term debt will be netted against the Company’s term debt included in long-term liabilities. Debt issuance costs related to the Company’s revolving line of credit will continue to be classified as a deferred charge and amortized over the term of the revolving line of credit arrangement. The Company currently does not have any term debt. Implementation will be on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” The amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The ASU will be effective for the Company beginning January 1, 2016. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” As a result of this ASU, companies will be required to measure inventory at the lower of cost and net realizable value. This is a change from the prior requirement to value inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory valued using the LIFO or retail inventory method is exempt from this Update. The ASU will be effective for the Company beginning January 1, 2017. The Company is in the process of evaluating the Update to determine its expected future effect on the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of interest (Subtopic 835-30).” This ASU amends Subtopic 835-30, adding SEC staff guidance regarding the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangement. The SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. The ASU will be effective for the Company beginning January 1, 2016. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments in a business combination. The new guidance requires that the cumulative impact of a measurement adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The ASU will be effective for the Company beginning January 1, 2016. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In January 2016, the FASB issued ASU 2016-1, “Financial Instruments- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. The ASU will be effective for the Company beginning January 1, 2018. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842).” This ASU makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term on a generally straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. The ASU requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods. The ASU provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is assessing the impact of this ASU on its consolidated financial statements.

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

	December 31,
	2015	2014
	(in thousands)
Costs incurred on uncompleted contracts	$210,716	$265,552
Estimated earnings	31,921	53,744
	242,637	319,296
Less billings to date	(200,565)	(276,284)
	$42,072	$43,012
Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$42,592	$45,847
Billings in excess of costs and estimated earnings on uncompleted contracts	(520)	(2,835)
	$42,072	$43,012

3.	INVENTORIES:

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	December 31,
	2015	2014
Short-term inventories:
Raw materials	$21,486	$48,005
Work-in-process	1,901	1,741
Finished goods	3,641	20,663
Supplies	2,447	2,370
	29,475	72,779
Long-term inventories:
Finished goods	823	1,214
Total inventories	$30,298	$73,993

Inventory balances are net of lower of cost or market reserves of $8.6 million and $6.6 million at December 31, 2015 and 2014, respectively.

Long-term inventories are recorded in other assets.

4.	PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014

Land and improvements	$23,903	$23,689
Buildings	44,409	42,368
Machinery and equipment	146,704	140,578
Equipment under capital lease	924	6,001
Construction in progress	2,359	4,183
	218,299	216,819
Less accumulated depreciation and amortization	(86,451)	(84,224)
Property and equipment, net	$131,848	$132,595

Depreciation expense, which includes amortization of capital lease assets, was $9.1 million, $13.6 million, and $13.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Accumulated amortization associated with property and equipment under capital leases was $0.3 million and $4.2 million at December 31, 2015 and 2014, respectively.

In conjunction with the preparation of its financial statements for the year ended December 31, 2015, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the Atchison asset group included within the Tubular Products segment, due to continued operating losses and plans to idle the Atchison facility in January 2016. The Company performed a recoverability test for the asset group, in which the carrying value of the asset group was compared against associated undiscounted future cash flows. This analysis determined that the undiscounted future cash flows substantially exceeded the carrying value of the asset group; thus, the carrying value of the asset group was not impaired at December 31, 2015.

In conjunction with the preparation of its financial statements for the quarter ended June 30, 2015, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the asset group included within the Water Transmission segment due to the impairment of its Water Transmission goodwill. The Company performed a recoverability test for the asset group, in which the carrying value of the asset group was compared against associated undiscounted future cash flows. This analysis determined that the undiscounted future cash flows substantially exceeded the carrying value of the asset group; thus, the carrying value of the asset group was not impaired at June 30, 2015. Subsequent to June 30, 2015, no triggering events for the Water Transmission asset group have occurred, and therefore a quantitative recoverability test for this asset group was not performed at December 31, 2015.

In conjunction with the preparation of its financial statements for the year ended December 31, 2014, the Company determined that an impairment triggering event as defined in ASC 360-10 had occurred for the asset groups included within the Tubular Products segment due to the impairment of its Tubular Products goodwill (see Note 5, “Goodwill and Intangible Assets”). The Company performed a recoverability test for each asset group, in which the carrying value of the asset group was compared against associated undiscounted future cash flows. This analysis determined that the carrying values of the asset groups were recoverable at December 31, 2014.

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

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. As discussed in Note 1, goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired.

Goodwill related to the Company’s Water Transmission Group of $5.3 million was quantitatively evaluated with consideration of the income and market approaches as applicable. Due to Water Transmission market conditions in 2015, the Company determined that its Water Transmission Group goodwill was impaired at June 30, 2015, and was completely written off in the second quarter of 2015.

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

Goodwill assigned to the Company’s Water Transmission and Tubular Products Groups is as follows (in thousands):

	Water Transmission	Tubular Products	Total

Goodwill balance, December 31, 2012	$-	$20,478	$20,478
Additions	5,282	-	5,282
Goodwill balance, December 31, 2013	5,282	20,478	25,760
Adjustment for the sale of OCTG business	-	(4,412)	(4,412)
Impairment adjustment	-	(16,066)	(16,066)
Goodwill balance, December 31, 2014	5,282	-	5,282
Impairment adjustment	(5,282)	-	(5,282)
Goodwill balance, December 31, 2015	$-	$-	$-

Intangible Assets

Intangible assets consist of the following at December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Remaining Weighted-Average Amortization Period (in years)

Customer relationships	$1,378	$(275)	$1,103	8.0
Patents	1,162	(465)	697	3.0
Trade names and trademarks	1,132	(151)	981	13.0
Other (1)	295	(155)	140	2.0
Total	$3,967	$(1,046)	$2,921	8.2

(1)	Other intangibles consist of favorable lease contracts and non-compete agreements

The Company recorded amortization expense of $0.5 million, $0.5 million and zero in 2015, 2014 and 2013, respectively. The estimated amortization expense for the next five fiscal years is as follows (in thousands):

2016	$523
2017	495
2018	459
2019	213
2020	213
Thereafter	1,018
$2,921

6.	LINE OF CREDIT:

On October 26, 2015, the Company entered into a Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits.

Borrowings under the Agreement bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets. On December 31, 2015, there were no outstanding borrowings, and the Company’s borrowing capacity was $23.2 million, net of outstanding letters of credit, under the Agreement.

The Agreement also contains customary representations, warranties and events of default, which include the occurrence of events or circumstances which have a Material Adverse Effect, as defined in the Agreement. Payment of outstanding advances may be accelerated, at the option of Bank of America, should the Company default in its obligations under the Agreement.

In conjunction with entering into the Loan and Security Agreement, the Company terminated the Second Amended and Restated Credit Agreement dated as of October 24, 2012. The Company incurred incremental interest expense of approximately $0.4 million during the fourth quarter of 2015 related to the write-off of unamortized financing costs associated with the terminated agreement.

At December 31, 2014, the Company had $45.6 million of borrowings on its former line of credit agreement. Under that agreement, the Company’s borrowings bore interest at LIBOR plus 1.75% to 2.75%, or the lending institution’s prime rate plus 0.75% to 1.75%. The Company was able to borrow at LIBOR plus 2.0% at December 31, 2014. The Credit Agreement had a weighted average rate of 2.43% at December 31, 2014.

Interest expense for continuing operations from Line of Credit borrowings, Term Notes, and capital leases was $1.4 million, net of amounts capitalized of $0.1 million in 2015, $2.3 million, net of amounts capitalized of $0.2 million in 2014 and $3.6 million, net of amounts capitalized of $0.4 million in 2013.

7.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The future minimum payments under the Company’s capital leases are as follows (in thousands):

2016	$381
2017	280
2018	209
2019	188
2020	92
Thereafter	-
Total minimum lease payments	1,150
Amount representing interest	(92)
Present value of minimum lease payments with average interest rates of 4.87%	1,058
Current portion of capital lease obligation	340
Capital lease obligation, less current portion	$718

We had a total of $1.1 million in capital lease obligations outstanding at December 31, 2015. The weighted average interest rate on all of the Company’s capital leases is 4.87%. The Company’s capital leases are for certain equipment used in the manufacturing process. Interest expense on discontinued operations was zero in 2015, $0.1 million in 2014, and $0.3 million in 2013, which was related to a capital lease at our former Bossier, Louisiana facility.

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense from continuing operations for 2015, 2014, and 2013 was $3.2 million, $3.2 million, and $2.8 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. Future minimum payments as of December 31, 2015 for operating leases with initial or remaining terms in excess of one year are (in thousands):

2016	$2,664
2017	2,425
2018	1,309
2019	893
2020	790
Thereafter	1,832
$9,913

8.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,357	$5,075	$1,282	$-
Derivatives	296	-	296	-
Total assets	$6,653	$5,075	$1,578	$-

Financial liabilities
Contingent consideration	$(2,974)	$-	$-	$(2,974)

Description	Balance at December 31, 2014	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,237	$4,953	$1,284	$-
Derivatives	32	-	32	-
Total assets	$6,269	$4,953	$1,316	$-

Financial liabilities
Contingent consideration	$(2,679)	$-	$-	$(2,679)
Derivatives	(5)	-	(5)	-
Total liabilities	$(2,684)	$-	$(5)	$(2,679)

The deferred compensation plan assets consists of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets classified as Level 1 within the fair value hierarchy, as well as securities that are not actively traded on major exchanges, valued using the net asset value of the underlying investments classified as Level 2 within the fair value hierarchy. The Company’s derivatives consist of foreign currency forward contracts, which are accounted for as cash flow hedges, and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The contingent consideration liability represents the probability weighted contingent payment as a percentage of high, mid, and low revenue projections for the following three fiscal years following the acquisition of Permalok® on December 30, 2013. Our fair value estimate of this liability was $3.0 million at December 31, 2015 and $2.7 million at December 31, 2014. The inputs used to measure contingent consideration are classified as Level 3 within the valuation hierarchy. The valuation is not supported by market criteria and reflects the Company’s internal revenue forecasts. Changes in the fair value of the contingent consideration payment will be reflected in cost of sales during the period which the change in the estimated fair value is calculated.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on line of credit approximate fair value due to the short-term nature of these instruments.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company measures its financial assets, including loans receivable and non-marketable equity method investments, at fair value on a non-recurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs, and because the valuations require management judgment. There were no material impairment charges recorded on investments in 2015 and 2014. During 2013, there was a $0.3 million impairment charge recorded on investments. Impairment charges recorded on investments were included in other expense (income) in the consolidated statement of operations.

If required as part of its goodwill impairment assessments, the Company calculates the business enterprise value of applicable reporting units. This calculation uses a weighted average of income and market approaches, and is classified as Level 3 in the valuation hierarchy. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions.

Due to Water Transmission market conditions in 2015, the Company determined that its Water Transmission Group goodwill of $5.3 million was impaired at June 30, 2015, and it was completely written off. For 2014, the goodwill impairment assessment analysis resulted in the impairment of Tubular Products goodwill of $16.1 million at December 31, 2014. There were no goodwill impairments in 2013.

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

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian dollars. Instruments that do not qualify for cash flow hedge accounting treatment are re-measured at fair value on each balance sheet date and resulting gains and losses are recognized in net income. There were no derivative contracts not designated as hedges as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the total notional amount of the derivative contracts designated as hedges was $6.3 million (CAD$8.7 million) and $1.3 million (CAD$1.5 million), respectively. Derivative assets are included within prepaid expenses and other and derivative liabilities are included within accrued liabilities within the consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents its foreign currency forward contract assets and liabilities within the consolidated balance sheet at their gross fair values.

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

All of the Company’s Canadian dollar forward contracts have maturities less than 12 months as of December 31, 2015, except one contract with a notional value of $4.4 million (CAD $5.9 million) which has a remaining maturity of 15 months.

For the years ended December 31, 2015, 2014 and 2013, gains (losses) of $0.4 million, $0.1 million and ($0.1) million, respectively, from derivative contracts not designated as hedging instruments were recognized in net sales from continuing operations. At December 31, 2015, there was $0.1 million of unrealized pretax gain on outstanding derivatives included in accumulated other comprehensive loss, substantially all of which is expected to be reclassified to net sales from continuing operations within the next 12 months as a result of underlying hedged transactions also being recorded in net sales from continuing operations. See Note 15, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

10.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers 15 investment options.

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

As of December 31, 2015, the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $1.9 million and an unrecognized actuarial loss, net of tax, of $1.6 million in accumulated other comprehensive loss. As of December 31, 2014 the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $2.1 million and an unrecognized actuarial loss, net of tax, of $1.9 million in accumulated other comprehensive loss. Additionally, as of December 31, 2015 and 2014, the projected and accumulated benefit obligation was $6.4 million and $6.9 million, respectively, and the fair value of plan assets was $4.5 million and $4.8 million, respectively.

The net periodic benefit cost was $0.4 million for the year ended December 31, 2015, $0.2 million for the year ended December 31, 2014, and $0.4 million for the year ended December 31, 2013. The weighted average discount rates used to measure the projected benefit obligation were 3.91% and 3.54% as of December 31, 2015 and 2014, respectively.

The plan assets are invested in growth mutual funds, consisting of a mix of debt and equity securities, which are categorized as Level 2 under the fair value hierarchy. The expected weighted average long-term rate of return on plan assets was 7.5% as of December 31, 2015 and 2014.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covers officers and selected highly compensated employees. The deferred compensation plan generally matches up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. It also provides officers with a Company funded component with a retirement target benefit, however this component of the plan was frozen in 2015. The retirement target benefit amount is an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumes an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency. At December 31, 2015 and 2014, the Company had recorded liabilities for deferred compensation of $6.4 million and $6.6 million, respectively.

Total expense for all retirement plans in 2015, 2014 and 2013 was $1.5 million, $1.8 million and $1.8 million, respectively.

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

	Year ended December 31,
	2015	2014	2013
	(in thousands)

Cost of sales	$412	$337	$662
Selling, general and administrative expenses	1,362	2,609	2,398
Total	$1,774	$2,946	$3,060

As of December 31, 2015, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.1 million, which is expected to be recognized over a weighted average period of 1.0 years.

There were no options granted during 2015, 2014 or 2013. There were 690,889 shares of common stock available for future issuance under the Company’s stock compensation plans at December 31, 2015.

Stock Options Awards

A summary of status of the Company’s stock options as of December 31, 2015 and changes during the three years then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2013	40,000	$25.44
Options granted	-	-
Options exercised	(2,000)	14.00
Options cancelled	-	-
Balance, December 31, 2014	38,000	26.05
Options granted	-	-
Options exercised	(2,000)	22.07
Options cancelled	(8,000)	29.98
Balance, December 31, 2015	28,000	25.21
Exercisable and Outstanding, December 31, 2015	28,000	25.21	3.77	$-

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2015, 2014 and 2013 was $2,000, $43,000 and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Price Per Share	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$24.15	24,000	4.25	$24.15	24,000	$24.15
28.31	2,000	0.36	28.31	2,000	28.31
34.77	2,000	1.41	34.77	2,000	34.77
	28,000	3.77	25.21	28,000	25.21

Restricted Stock Units and Performance Awards

The Company estimates the fair value of Restricted Stock Units (“RSUs”) and Performance Stock Awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The assumptions used in the Monte Carlo simulation model for PSAs granted during 2014 and 2013 were:

	2014			2013

Expected stock price volatility	23.7%	-	65.0%	24.6%	-	60.1%
Risk free interest rate		0.61%			0.41%
Expected dividend yield		0%			0%

A summary of status of the Company’s RSUs and PSAs as of December 31, 2015 and changes during the three years then ended is presented below:

	Number of RSUs and PSAs (1)	Weighted Average Grant Date Fair Value

Unvested RSUs and PSAs at December 31, 2013	257,087	$30.69
RSUs and PSAs granted	87,353	41.76
Unvested RSUs and PSAs cancelled	(32,756)	32.36
RSUs and PSAs vested (2)	(80,469)	25.81
Unvested RSUs and PSAs at December 31, 2014	231,215	36.34
RSUs and PSAs granted	-	-
Unvested RSUs and PSAs cancelled	(53,960)	36.12
RSUs and PSAs vested	(49,403)	30.01
Unvested RSUs and PSAs at December 31, 2015	127,852	$38.87

(1)	The number of shares disclosed in this table are at the target level of 100%.
(2)

13,161 additional shares were vested for performance share awards that were granted in 2011 for the three-year performance period ended December 31, 2013, based on achievement of an actual payout percentage of 143%.

The unvested balance of RSUs and PSAs at December 31, 2015 includes approximately 110,000 PSAs included at a target level. The vesting of these awards is subject to the achievement of specified market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The total fair value of RSUs and PSAs vested during the years ended December 31, 2015, 2014, and 2013 was $1.6 million, $3.5 million and $2.1 million, respectively.

Stock Awards

For the years ended December 31, 2015, 2014 and 2013, stock awards were granted to non-employee directors, which vested immediately upon issuance, as follows: 10,464 shares; 9,150 shares; and 4,912 shares, respectively. The Company recorded compensation expense based on the fair market value per share of the awards on the grant dates of $21.02 in 2015, $36.00 and $36.41 in 2014, and $27.49 in 2013.

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

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The final draft remedial investigation (“RI”) was submitted to the EPA by the LWG in fall of 2011 and a draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. The revised draft FS submitted in 2015 identifies six possible remedial alternatives which range in estimated cost from approximately $790 million to $2.5 billion and estimates it will take up to 18 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the final RI and the revised FS are pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater.

In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. The conclusions of the report include: (1) the VOCs found in the groundwater do not present an unacceptable risk to human or ecological receptors in the Willamette River; (2) there is no evidence at this time showing a connection between detected VOCs in groundwater and Willamette River sediments; (3) the interim remedial measure to conduct a limited excavation of soil and full paving of the site was completed; (4) a state-of-the art stormwater treatment system was installed; and (5) an area of stained soil was characterized and remediated. In May 2015, and subsequently in August and October 2015, the Company received the EPA’s and ODEQ’s comments, respectively, requesting additional information and modifications to the revised RI/SCE Report, including the request to conduct additional groundwater sampling. The Company is working with consultants to address the comments and questions from the EPA and ODEQ, and in December 2015 submitted a Supplemental Groundwater Sampling Work Plan to the EPA and ODEQ.

The Company spent $0.2 million for further Source Control work in 2015, and spent $0.1 million in 2014 and less than $0.1 million in 2013.

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

Houston Environmental Issue

         In connection with the Company’s sale of its OCTG business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business (see Note 1, under Disposal of OCTG Business) if the purchaser of the OCTG business exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained.

        While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates the future costs associated with the VCP to be between $0.2 million and $2.2 million. At December 31, 2015, the Company has a $0.3 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches and estimates closure of the issue to occur between the first quarter of 2017 and the third quarter of 2018.

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

Other Contingencies

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.1 million at December 31, 2015. The stand-by letters of credit relate to workers’ compensation insurance.

14.	INCOME TAXES:

The components of income tax expense for continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$(5,076)	$4,336	$9,097
State	26	334	690
Total current tax expense (benefit)	(5,050)	4,670	9,787
Deferred:
Federal	(8,855)	305	2,631
State	1,954	(324)	(60)
Total deferred tax expense (benefit)	(6,901)	(19)	2,571
	$(11,951)	$4,651	$12,358

The difference between the Company’s effective income tax rates and the statutory United States federal income tax rate of 35% is explained as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Provision (benefit) at statutory rate of 35%	$(14,470)	$(532)	$11,921
State provision (benefit), net of federal tax effect	(866)	(96)	370
Federal and state tax credits	(6,684)	(91)	(525)
Disallowed domestic manufacturing deduction	630	-	(641)
Change in valuation allowance	5,210	9	954
Uncertain tax positions	2,082	5	(7)
Goodwill impairment (nondeductible)	1,849	5,623	-
Nondeductible expenses	91	207	345
Nontaxable adjustment to contingent consideration	103	(611)	-
Other	104	137	(59)
	$(11,951)	$4,651	$12,358
Effective tax rate	(28.9)%	305.6%	36.3%

The Company completed a research and development (R&D) tax credit study for 2014 in the third quarter of 2015, resulting in a significantly higher credit than previously estimated; therefore, a discrete benefit of $2.5 million was recorded in the third quarter of 2015. In 2015, the Company also recorded a $5.2 million valuation allowance on a portion of its deferred tax assets, primarily related to federal and state tax credits and state net operating loss carryforwards.

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities is presented below:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$2,888	$2,186
Accrued employee benefits	5,946	5,324
Inventories	2,618	1,937
Trade receivable, net	266	372
Net operating loss carryforwards	7,843	582
Tax credit carryforwards	4,791	996
Other assets	2,737	6,067
Other	520	1,441
	27,609	18,905
Valuation allowance	(7,057)	(1,858)
	20,552	17,047
Deferred tax liabilities:
Property and equipment	(24,229)	(23,903)
Intangible assets	(980)	(1,150)
Prepaid expenses	(467)	(522)
	(25,676)	(25,575)

Net deferred tax liabilities	$(5,124)	$(8,528)

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback periods and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses, management did not consider projections of future taxable income as persuasive evidence for the recoverability of its deferred tax assets. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2015, net of any valuation allowance.

As of December 31, 2015, the Company had approximately $19 million of federal net operating loss carryforwards, which expire in 2035, and $3.1 million of federal tax credit carryforwards, which expire on various dates between 2023 and 2035. As of December 31, 2015, the Company also had approximately $34 million of state net operating loss carryforwards, which expire on various dates between 2019 and 2035, and state tax credit carryforwards of $2.8 million, which begin to expire in 2016.

The Company considers the earnings of its Mexican subsidiary to be indefinitely reinvested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. Should the Company decide to repatriate the foreign earnings, the income tax provision would be adjusted in the period it is determined that the earnings will no longer be indefinitely reinvested outside the United States, and a deferred tax liability of approximately $0.8 million related to the United States federal and state income taxes and foreign withholding taxes on approximately $2.3 million of undistributed foreign earnings would be recorded.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to United States Federal or state income tax examinations for years before 2011. The Company is currently under Colorado income tax audit for the years 2009 to 2013. It is reasonably possible that the Company will close the audit within the next 12-month period. Such resolution is not anticipated to have a significant impact on our results of operations. There are no other income tax audits in progress.

A summary of the changes in the unrecognized tax benefits during the years ended December 31, 2015, 2014 and 2013 is presented below (in thousands):

	2015	2014	2013
Unrecognized tax benefits, beginning of year	$2,313	$6,207	$5,245
Decreases for settlements	-	(3,265)	-
Decreases for lapse in statute of limitations	(1,199)	(115)	-
Decreases for positions taken in current year	-	(615)	-
Increases for positions taken in prior years	3,716	101	646
Decreases for positions taken in prior years	-	-	(696)
Increases for positions taken in the current year	44	-	1,012
Unrecognized tax benefits, end of year	$4,874	$2,313	$6,207

The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Of the balance of unrecognized tax benefits, $4.5 million, which includes interest, would affect the Company’s effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions. Total interest for uncertain tax positions decreased by approximately $0.1 million in 2015 and 2014, and increased by approximately $0.1 million in 2013.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2015	2014
Pension liability adjustment, net of tax benefit of $966 and $1,108	$(1,624)	$(1,862)
Deferred gain on cash flow derivatives, net of tax expense of $49 and benefit of $14	86	29
Total	$(1,538)	$(1,833)

The following table summarizes changes in the components of accumulated other comprehensive loss during the twelve months ended December 31, 2015 and December 31, 2014 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total

Balance, December 31, 2013	$(1,275)	$14	$(1,261)
Other comprehensive income (loss) before reclassifications	(701)	17	(684)
Amounts reclassified from accumulated other comprehensive loss	114	(2)	112
Net current period adjustments to other comprehensive income (loss)	(587)	15	(572)
Balance, December 31, 2014	(1,862)	29	(1,833)
Other comprehensive income before reclassifications	17	150	167
Amounts reclassified from accumulated other comprehensive loss	221	(93)	128
Net current period adjustments to other comprehensive income (loss)	238	57	295
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

The following table provides additional detail about accumulated other comprehensive income (loss) components which were reclassified to the consolidated statement of operations during the twelve months ended December 31, 2015, 2014 and 2013 (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2013	Affected line item in the Consolidated Statements of Operations

Defined Benefit Pension Items
Net periodic pension cost	$(352)	$(182)	$(372)	Cost of sales
Associated tax benefit	131	68	133	Income tax expense
	(221)	(114)	(239)	Net of tax
Deferred gain on cash flow derivatives
Gain on cash flow derivatives	147	6	114	Net sales
Hedge ineffectiveness	2	(3)	-	Net sales
Associated tax expense	(56)	(1)	(42)	Income tax expense
	93	2	72	Net of tax
Total reclassifications for the period	$(128)	$(112)	$(167)

16.	SEGMENT INFORMATION:

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

The Company’s Tubular Products segment manufactures and markets smaller diameter, ERW steel pipe for use in a wide range of applications, including energy, construction, agricultural, and industrial systems. On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company’s Tubular Products segment at its former manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. The Tubular Products remaining manufacturing facility is located in Atchison, Kansas. As a result of the decrease in crude oil prices in 2015, the Company curtailed production at the Atchison facility beginning in April 2015.Tubular Products are marketed through a team of direct sales force personnel.

Based on the location of the customer, the Company sold principally all products in the United States, Canada and Mexico. In 2015, no customer accounted for 10% or more of total net sales from continuing operations. One customer accounted for 16% and another customer accounted for 10% of total net sales from continuing operations in 2014. One customer accounted for 15% of total net sales from continuing operations in 2013. As of December 31, 2015, all material long-lived assets are located in the United States.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net sales from continuing operations:
Water transmission	$173,160	$238,545	$226,427
Tubular products	63,448	164,753	133,018
Total	$236,608	$403,298	$359,445

Gross profit (loss) from continuing operations:
Water transmission	$606	$39,601	$46,953
Tubular products	(13,231)	975	13,283
Total	$(12,625)	$40,576	$60,236

Operating income (loss) from continuing operations:
Water transmission (1)	$(11,592)	$31,490	$40,343
Tubular products (2)	(15,699)	(16,677)	11,943
	(27,291)	14,813	52,286
Corporate	(12,919)	(14,619)	(14,751)
Total	$(40,210)	$194	$37,535

Net sales from continuing operations by geographic region:
United States	$224,691	$383,344	$308,345
Other	11,917	19,954	51,100
Total	$236,608	$403,298	$359,445

(1)	Operating loss for Water transmission for 2015 includes the write-off of goodwill of $5.3 million.
(2)	Operating loss for Tubular products for 2014 includes the write-off of goodwill of $16.1 million.

The following includes discontinued operations within Tubular products in 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Depreciation and amortization expense:
Water transmission	$7,318	$8,716	$7,082
Tubular products	1,859	5,090	5,963
	9,177	13,806	13,045
Corporate	438	340	254

Total	$9,615	$14,146	$13,299

Capital expenditures:
Water transmission	$6,313	$6,190	$13,204
Tubular products	1,879	7,526	14,354
	8,192	13,716	27,558
Corporate	323	573	889

Total	$8,515	$14,289	$28,447

	December 31,
	2015	2014
	(in thousands)
Goodwill:
Water transmission	$-	$5,282
Tubular products	-	-
Total	$-	$5,282

Total assets:
Water transmission	$185,607	$222,365
Tubular products	48,785	102,449
	234,392	324,814
Corporate	24,988	27,068
Total	$259,380	$351,882

All property and equipment is located in the United States, except for a total of $4.3 million and $4.2 million which is located in Mexico as of December 31, 2015 and 2014, respectively.

17.	RESTRUCTURING

During 2015, the Company initiated a production curtailment at its Atchison, Kansas facility within the Tubular Products Group. Severance related restructuring costs associated with the production curtailment were approximately $560,000, of which $515,000 was included in cost of sales and $45,000 was included in selling, general and administrative expense. Of these restructuring costs, $58,000 was payable at December 31, 2015 and is included in accrued liabilities on the consolidated balance sheet. This amount is expected to be paid by March 31, 2016.

18.	RELATED PARTY TRANSACTION

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

A nominal amount of reimbursable expenses were incurred by Raymond James during 2015. Professional fees payable to Raymond James will be contingent upon completion of a future transaction, which may or may not occur.

During 2014, the Company paid $1.2 million to Raymond James & Associates for investment banking services related to the Company’s sale of its former OCTG business. Eagle Asset Management owned more than 10 percent of the Company’s common stock at the time of the payment.

19.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for 2015 and 2014 is as follows (dollars in thousands, except per share).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2015
Net sales:
Water transmission	$56,242	$38,445	$39,792	$38,681	$173,160
Tubular products	28,623	15,401	12,543	6,881	63,448
Total	$84,865	$53,846	$52,335	$45,562	$236,608

Gross profit (loss):
Water transmission	$7,519	$1,255	$(725)	$(7,443)	$606
Tubular products	(3,628)	(3,848)	(1,786)	(3,969)	(13,231)
Total	$3,891	$(2,593)	$(2,511)	$(11,412)	$(12,625)

Operating income (loss):
Water transmission (1)	$5,633	$(5,815)	$(2,384)	$(9,026)	$(11,592)
Tubular products	(4,617)	(4,254)	(2,298)	(4,530)	(15,699)
Corporate	(4,099)	(3,258)	(2,602)	(2,960)	(12,919)
Total	$(3,083)	$(13,327)	$(7,284)	$(16,516)	$(40,210)

Net loss	$(2,101)	$(12,079)	$(1,515)	$(13,693)	$(29,388)

Basic loss per share:
Continuing Operations	$(0.22)	$(1.26)	$(0.16)	$(1.43)	$(3.07)
Discontinued Operations	-	-	-	-	-
Total	$(0.22)	$(1.26)	$(0.16)	$(1.43)	$(3.07)

Diluted loss per share:
Continuing Operations	$(0.22)	$(1.26)	$(0.16)	$(1.43)	$(3.07)
Discontinued Operations	-	-	-	-	-
Total	$(0.22)	$(1.26)	$(0.16)	$(1.43)	$(3.07)

(1)	Operating loss for Water transmission for the second quarter of 2015 includes the write-off of goodwill of $5.3 million.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2014
Net sales:
Water transmission	$42,999	$62,205	$76,857	$56,484	$238,545
Tubular products	39,648	39,783	39,648	45,674	164,753
Total	$82,647	$101,988	$116,505	$102,158	$403,298

Gross profit (loss):
Water transmission	$1,668	$11,491	$16,559	$9,883	$39,601
Tubular products	2,646	(174)	(739)	(758)	975
Total	$4,314	$11,317	$15,820	$9,125	$40,576

Operating income (loss):
Water transmission	$(299)	$9,543	$14,429	$7,817	$31,490
Tubular products (1)	2,294	(589)	(1,155)	(17,227)	(16,677)
Corporate	(3,121)	(3,555)	(3,943)	(4,000)	(14,619)
Total	$(1,126)	$5,399	$9,331	$(13,410)	$194

Net income (loss)	$(12,104)	$3,192	$5,021	$(13,996)	$(17,887)

Basic Earnings (loss) per share:
Continuing Operations	$(0.13)	$0.34	$0.62	$(1.47)	$(0.65)
Discontinued Operations	(1.14)	-	(0.09)	-	(1.23)
Total	$(1.27)	$0.34	$0.53	$(1.47)	$(1.88)

Diluted Earnings (loss) per share:
Continuing Operations	$(0.13)	$0.33	$0.61	$(1.47)	$(0.65)
Discontinued Operations	(1.14)	-	(0.09)	-	(1.23)
Total	$(1.27)	$0.33	$0.52	$(1.47)	$(1.88)

(1)	Operating loss for Tubular products for the fourth quarter of 2014 includes the write-off of goodwill of $16.1 million
.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2015:
Allowance for doubtful accounts	$755	$416	$(420)	$751
Valuation allowance for deferred tax assets	1,858	5,217	(18)	7,057

Year ended December 31, 2014:
Allowance for doubtful accounts	$685	$411	$(341)	$755
Valuation allowance for deferred tax assets	1,894	26	(62)	1,858

Year ended December 31, 2013:
Allowance for doubtful accounts	$1,748	$124	$(1,187)	$685
Valuation allowance for deferred tax assets	940	954	-	1,894

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2016.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 4th day of March 2016.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President and Chief Executive Officer
Scott Montross

/S/ ROBIN GANTT	Senior Vice President, Chief Financial Officer and Corporate
Robin Gantt	Secretary (Principal Financial Officer)

/S/ MICHELLE APPLEBAUM	Director
Michelle Applebaum

/S/ JAMES E. DECLUSIN	Director
James E. Declusin

/S/ HARRY L. DEMOREST	Director
Harry L. Demorest

/S/ KEITH R. LARSON	Director
Keith R. Larson