Form 10-Q
period 2016-03-31
NORTHWEST PIPE CO
filed 2016-05-05
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,573,371
(Class)	(Shares outstanding at April 29, 2016)

NORTHWEST PIPE COMPANY

FORM 10-Q

 i

Part I - Financial Information

Item 1. Financial Statements (unaudited):

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

 (In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,402	$10,309
Trade and other receivables, less allowance for doubtful accounts of $743 and $751	21,969	27,567
Costs and estimated earnings in excess of billings on uncompleted contracts	41,409	42,592
Inventories	29,379	29,475
Refundable income taxes	3,441	3,413
Prepaid expenses and other	1,454	1,923
Total current assets	107,054	115,279
Property and equipment, less accumulated depreciation and amortization of $88,613 and $86,451	130,198	131,848
Other assets	11,958	12,253
Total assets	$249,210	$259,380

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$366	$340
Accounts payable	3,739	4,739
Accrued liabilities	15,488	15,971
Billings in excess of costs and estimated earnings on uncompleted contracts	3,771	520
Total current liabilities	23,364	21,570
Capital lease obligations, less current portion	667	718
Deferred income taxes	5,473	5,124
Pension and other long-term liabilities	12,526	14,408
Total liabilities	42,030	41,820

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,573,371 and 9,564,752 shares issued and outstanding	96	96
Additional paid-in-capital	117,054	117,819
Retained earnings	91,600	101,183
Accumulated other comprehensive loss	(1,570)	(1,538)
Total stockholders’ equity	207,180	217,560
Total liabilities and stockholders’ equity	$249,210	$259,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

Net sales	$33,928	$84,865
Cost of sales	39,365	80,974
Gross profit (loss)	(5,437)	3,891
Selling, general and administrative expense	4,599	6,974
Operating loss	(10,036)	(3,083)
Other income	40	44
Interest income	-	82
Interest expense	(119)	(417)
Loss before income taxes	(10,115)	(3,374)
Income tax benefit	(532)	(1,273)
Net loss	$(9,583)	$(2,101)

Basic loss per share	$(1.00)	$(0.22)

Diluted loss per share	$(1.00)	$(0.22)

Shares used in per share calculations:
Basic	9,572	9,553

Diluted	9,572	9,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(9,583)	$(2,101)

Other comprehensive income (loss):
Pension liability adjustment, net of tax	100	109
Deferred gain (loss) on cash flow derivatives, net of tax	(132)	(15)
Other comprehensive income (loss)	(32)	94

Comprehensive loss	$(9,615)	$(2,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

  (In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,583)	$(2,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,181	2,630
Amortization of intangible assets	131	149
Provision for doubtful accounts	(8)	(83)
Amortization of debt issuance costs	41	68
Deferred income taxes	(602)	(552)
Stock based compensation expense	178	650
Unrealized (gain) loss on foreign currency forward contracts	415	(91)
Other, net	(10)	45
Changes in operating assets and liabilities:
Trade and other receivables, net	5,606	23,630
Insurance settlements	-	2,625
Costs and estimated earnings in excess of billings on uncompleted contracts, net	4,434	(8,079)
Inventories	119	11,502
Refundable income taxes	12	774
Prepaid expenses and other assets	273	(603)
Accounts payable	(735)	(5,295)
Accrued and other liabilities	(1,263)	(696)
Net cash provided by operating activities	1,189	24,573
Cash flows from investing activities:
Additions to property and equipment	(736)	(3,689)
Other investing activities	-	161
Net cash used in investing activities	(736)	(3,528)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance stock awards	(31)	(423)
Borrowings on line of credit	-	34,000
Repayments on line of credit	-	(54,765)
Payments of contingent consideration	(1,233)	-
Payments on capital lease obligations	(96)	(287)
Other financing activities	-	19
Net cash used in financing activities	(1,360)	(21,456)
Change in cash and cash equivalents	(907)	(411)
Cash and cash equivalents, beginning of period	10,309	527
Cash and cash equivalents, end of period	$9,402	$116

Non-cash investing activity:
Accrued property and equipment purchases	$131	$479
Capital lease additions	$71	-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2015 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2015 Form 10-K.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

2.     Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Current inventories:
Raw materials	$22,370	$21,486
Work-in-process	1,686	1,901
Finished goods	2,902	3,641
Supplies	2,421	2,447
	29,379	29,475
Non-current inventories:
Finished goods	800	823
Total inventories	$30,179	$30,298

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at
Description	March 31, 2016	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,309	$4,998	$1,311	$-

Financial liabilities
Contingent consideration	$(1,721)	$-	$-	$(1,721)
Derivatives	(250)	-	(250)	-
Total liabilities	$(1,971)	$-	$(250)	$(1,721)

	Balance at
Description	December 31, 2015	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,357	$5,075	$1,282	$-
Derivatives	296	-	296	-
Total assets	$6,653	$5,075	$1,578	$-

Financial liabilities
Contingent consideration	$(2,974)	$-	$-	$(2,974)

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

4.     Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of March 31, 2016 and December 31, 2015, all derivative contracts held by the Company were designated as cash flow hedges. As of March 31, 2016 and December 31, 2015, the total notional amount of the derivative contracts designated as cash flow hedges was $6.3 million (CAD$8.2 million) and $6.3 million (CAD$8.7 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities of 12 months or less as of March 31, 2016.

For the three months ended March 31, 2016, and March 31, 2015, losses recognized in net sales from derivative contracts not designated as hedging instruments were $212,000 and $18,000, respectively. At March 31, 2016 and March 31, 2015, there were ($78,000) and $21,000, respectively, of unrealized pretax gains (losses) on outstanding derivatives in accumulated other comprehensive loss. Substantially all of the amount in accumulated other comprehensive loss at March 31, 2016 is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 10, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

5.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The remedial investigation report was finalized in February 2016. The draft feasibility study (“FS”) was submitted by the LWG to the EPA in March 2012. A revised draft FS submitted in 2015 identifies six possible remedial alternatives which range in estimated cost from approximately $790 million to $2.5 billion and estimates it will take up to 18 years to implement the remedial work, depending on the selected alternative. The report does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties. As of the date of this filing, the revised FS is pending approval of the EPA.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. In May 2015, and subsequently in August and October 2015, the Company received the EPA’s and ODEQ’s comments, respectively, requesting additional information and modifications to the revised RI/SCE Report, including the request to conduct additional groundwater sampling. The Company provided a Supplemental Groundwater Sampling Work Plan (“proposed Work Plan”) in December 2015. The DEQ and EPA provided comments to the proposed Work Plan in January 2016 and additional requests in February 2016. The Company expects to provide a Final Supplemental Groundwater Sampling Work Plan in the second quarter of 2016.

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

Houston Environmental Issue

In connection with the Company’s sale of its oil country tubular goods (“OCTG”) business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a Certificate of Completion from TCEQ. The cost of any potential assessment and cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business if the purchaser exercises its option to purchase the property under certain circumstances after the Certificate of Completion is obtained.

The proposed remediation approach includes a municipal ordinance to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures. In February 2016, the Company submitted an application to the City of Houston under the municipal ordinance, and is currently in the process of satisfying the requirements of the City and TCEQ to obtain approval of the application.

While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates that the future costs associated with the VCP will be between $0.2 million and $2.2 million. At March 31, 2016, the Company has a $0.3 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the second quarter of 2017 and the first quarter of 2019.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.0 million at March 31, 2016. The stand-by letters of credit relate to workers’ compensation insurance.

6.     Segment Information

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales:
Water transmission	$29,358	$56,242
Tubular products	4,570	28,623
Total	$33,928	$84,865

Gross profit (loss):
Water transmission	$(5,750)	$7,519
Tubular products	313	(3,628)
Total	$(5,437)	$3,891

Operating income (loss):
Water transmission	$(7,256)	$5,633
Tubular products	104	(4,617)
Corporate	(2,884)	(4,099)
Total	$(10,036)	$(3,083)

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2016	2015

Cost of sales	$(28)	$81
Selling, general and administrative expenses	206	569
Total	$178	$650

As of March 31, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $.8 million, which is expected to be recognized over a weighted average period of .8 years.

 Stock Option Awards

A summary of the status of the Company’s stock options as of March 31, 2016 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2016	28,000	$25.21
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Balance, March 31, 2016	28,000	25.21	3.52	$-
Exercisable, March 31, 2016	28,000	25.21	3.52	$-

Restricted Stock Units and Performance Stock Awards

A summary of the status of the Company’s RSUs and PSAs as of March 31, 2016 and changes during the three months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	127,852	$38.87
RSUs and PSAs granted	-	-
RSUs and PSAs vested	(12,212)	31.50
RSUs and PSAs canceled	(63,126)	36.93
Balance, March 31, 2016	52,514	42.91

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The unvested balance of RSUs and PSAs at March 31, 2016 includes approximately 47,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

8.     Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2012. The Company is currently under Colorado income tax audit for the years 2009 to 2013. It is reasonably possible that the Company will close the audit within the next 12-month period. Such resolution is not anticipated to have a significant impact on our results of operations. There are no other income tax audits in progress.

The Company had $4.9 million of unrecognized tax benefits at March 31, 2016 and December 31, 2015, respectively. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all the unrecognized tax benefits would affect the Company’s effective tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company recorded an income tax benefit at an estimated effective tax rate of 5.3% and 37.7% for the three months ended March 31, 2016, and March 31, 2015, respectively. The estimated effective tax rate for the three months ended March 31, 2016 is significantly lower than statutory rates because the Company’s net operating losses from the period are subject to a valuation allowance.

9.     Loss per Share

Loss per basic and diluted weighted average common share outstanding were calculated as follows for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(9,583)	$(2,101)

Basic weighted-average common shares outstanding	9,572	9,553
Effect of potentially dilutive common shares	-	-
Diluted weighted-average common shares outstanding	9,572	9,553

Loss per common share:
Loss per basic common share	$(1.00)	$(0.22)
Loss per diluted common share	(1.00)	(0.22)

Due to the Company’s net loss in the three month periods ended March 31, 2016 and 2015, the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was 94,000 and 204,000 for the three month periods ended March 31, 2016 and 2015, respectively.

10.     Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of accumulated other comprehensive loss during the three months ended March 31, 2016 and March 31, 2015 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive income (loss) before reclassifications	33	(86)	(53)
Amounts reclassified from accumulated other comprehensive income (loss)	67	(46)	21
Net current period other comprehensive income (loss)	100	(132)	(32)

Balance, March 31, 2016	$(1,524)	$(46)	$(1,570)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2014	$(1,862)	$29	$(1,833)

Other comprehensive income before reclassifications	56	61	117
Amounts reclassified from accumulated other comprehensive income (loss)	53	(76)	(23)
Net current period other comprehensive income (loss)	109	(15)	94

Balance, March 31, 2015	$(1,753)	$14	$(1,739)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)

Pension liability adjustment
Net periodic pension cost	$(71)	$(85)
Associated tax benefit	4	32
	$(67)	$(53)

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$74	$122
Hedge ineffectiveness	-	(1)
Associated tax expense	(28)	(45)
	$46	$76

Total reclassifications for the period	$(21)	$23

11.      Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2015 Annual Report on Form 10-K, except for the following:

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). Among other things, the amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations contained in Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”. The guidance in ASU 2016-08 includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With eight Water Transmission manufacturing facilities, we are positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities, which are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 87% of our net sales in the first quarter of 2016.

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

Tubular Products Group. Our Tubular Products Group manufactures ERW steel pipe at our Atchison, Kansas facility, producing a range of line pipe products used in several different applications including energy, industrial, construction, and agricultural. Our Tubular Products Group generated approximately 13% of our net sales in the first quarter of 2016. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions. We announced on July 20, 2015 that we are in the process of exploring the sale of our remaining Energy Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This decision reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the Atchison facility to reduce operating expenses until market conditions improve or a sale is completed. We are continuing to sell previously manufactured tubular products inventory.

Our Current Economic Environment. We operate our Water Transmission Group with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of fifty-year build out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect strained governmental and water agency budgets and increased capacity from competitors to impact the Water Transmission Group. Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions. Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs.

Demand for line pipe, the primary product of our Tubular Products Group, is correlated to oil and gas exploration activity in the United States, which is itself correlated to global oil prices. Historically low oil prices led to reduced demand in 2015, and we continue to expect weak demand in 2016.

In addition to the macroeconomic factors described above, we continue to face pressures from significant volumes of foreign imports of tubular products. We also face increased pressures due to recent domestic capacity expansions by our competitors.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our condensed consolidated financial statements is set forth in our 2015 Form 10-K.

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

	Three months ended March 31, 2016		Three months ended March 31, 2015
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$29,358	86.5%	$56,242	66.3%
Tubular Products	4,570	13.5	28,623	33.7
Total net sales	33,928	100.0	84,865	100.0
Cost of sales	39,365	116.0	80,974	95.4
Gross profit (loss)	(5,437)	(16.0)	3,891	4.6
Selling, general and administrative expense	4,599	13.6	6,974	8.2
Operating loss	(10,036)	(29.6)	(3,083)	(3.6)
Other income	40	0.1	44	-
Interest income	-	-	82	0.1
Interest expense	(119)	(0.3)	(417)	(0.5)
Loss before income taxes	(10,115)	(29.8)	(3,374)	(4.0)
Income tax benefit	(532)	(1.6)	(1,273)	(1.5)
Net loss	$(9,583)	(28.2)%	$(2,101)	(2.5)%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		(19.6)%		13.4%
Tubular Products		6.8		(12.7)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net sales. Net sales decreased 60.0% to $33.9 million for the first quarter of 2016 compared to $84.9 million for the first quarter of 2015. Two customers in the Water Transmission segment, Garney Construction and Bar Constructors, Inc., accounted for 32.1% and 14.0%, respectively, of total net sales in the first quarter of 2016. No sales to a single customer were 10% or more of total net sales in the first quarter of 2015.

Water Transmission sales decreased 47.8% to $29.4 million for the first quarter of 2016 compared to $56.2 million for the first quarter of 2015. The decrease in sales in the first quarter of 2016 compared to the first quarter of 2015 was due to a 52% decrease in selling price per ton, partially offset by a 10% increase in tons produced. The decrease in selling prices per ton in the first quarter of 2016 was primarily due to a 39% decrease in steel costs per ton. Lower material costs generally lead to lower contract values and, therefore, lower net sales as contractors and municipalities are aware of the input costs and market conditions. The increase in tons produced was due to project timing. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales decreased 84.0% to $4.6 million in the first quarter of 2016 compared to $28.6 million in the first quarter of 2015. The sales decrease in the first quarter of 2016 compared to the first quarter of 2015 was due to a 73% decrease in tons sold and a 42% decrease in selling price per ton. We sold approximately 8,000 tons in the first quarter of 2016 compared to approximately 28,000 tons in the first quarter of 2015. The decrease in tons sold was primarily due to decreased demand for line pipe as a result of the worldwide downturn in crude oil prices and large volumes of imported pipe. Energy pipe sales volume decreased 77% from approximately 18,000 tons in the first quarter of 2015 to approximately 4,000 tons in the first quarter of 2016. The decrease in selling price per ton was also due to decreased demand, as well as due to a change in product mix. We are experiencing continued pricing pressures from imported pipe in 2016.

Gross profit. Gross profit decreased 240.0% to a $5.4 million gross loss (negative 16.0% of total net sales) in the first quarter of 2016 compared to $3.9 million gross profit (4.6% of total net sales) in the first quarter of 2015.

Water Transmission gross profit decreased $13.3 million, or 176.5%, to a $5.8 million gross loss (negative 19.6% of segment net sales) for the first quarter of 2016 compared to $7.5 million (13.4% of segment net sales) for the first quarter of 2015. The decrease in gross profit as a percent of net sales in the first quarter of 2016 compared to the first quarter of 2015 was due to the significant competition that we have experienced on recent project bids which has led to decreased selling prices, combined with the mix of projects produced in the quarter.

Gross profit from Tubular Products increased $3.9 million, to a $0.3 million gross profit (6.8% of segment net sales) in the first quarter of 2016 compared to a $3.6 million gross loss (negative 12.7% of segment net sales) in the first quarter of 2015. Gross profit in the quarter ended March 31, 2016 was positively impacted by higher realized selling prices than we expected when we recorded the lower of cost or market inventory adjustment in 2015. The gross profit in the quarter ended March 31, 2015 was negatively impacted by the recording of $2.8 million of lower of cost or market inventory adjustments.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 34.1% to $4.6 million (13.6% of total net sales) for the first quarter of 2016 compared to $7.0 million (8.2% of total net sales) for the first quarter of 2015. The decrease for the first quarter of 2016 compared to the first quarter of 2015 was primarily due to a $1.1 million reduction in wages and benefits due to lower headcount, a $0.6 million decrease in professional fees and a $0.2 million decrease in travel and entertainment expense.

Interest expense. Interest expense was $0.1 million for the first quarter of 2016 compared to $0.4 million for the first quarter of 2015. The decrease in interest expense primarily was a result of lower average borrowings, and lower capital lease balances at lower average rates, during the first quarter of 2016 compared to the first quarter of 2015.

Income taxes. The tax benefit was $0.5 million in the first quarter of 2016 (an effective tax benefit rate of 5.3%) compared to a tax benefit of $1.3 million in the first quarter of 2015 (an effective tax benefit rate of 37.7%).

The effective tax rate for the three months ended March 31, 2016 is significantly lower than statutory rates because our net operating losses from the period are subject to a valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss, and the changes in valuation allowances. Accordingly, the comparison of effective rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our line of credit. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2016 is presented in our consolidated statements of cash flows contained in this Form 10-Q, and is further discussed below.

As of March 31, 2016, our working capital (current assets minus current liabilities) was $83.7 million compared to $93.7 million as of December 31, 2015. The primary reasons for the decrease in working capital were decreases in trade and other receivables and net costs and estimated earnings in excess of billings on uncompleted contracts, due to lower sales, billings, and production in the first quarter of 2016. Net cash provided by operating activities in the first three months of 2016 was $1.2 million. Cash from operating activities was primarily the result of our net loss, offset by fluctuations in working capital accounts that included the decrease in trade receivables and costs and estimated earnings in excess of billings on uncompleted contracts, net.

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

Net cash used in investing activities in the first three months of 2016 was $0.7 million of capital expenditures, which was primarily standard capital replacement spending. Total capital expenditures are expected to be approximately $3.0 million for 2016.

Net cash used in financing activities in the first three months of 2016 was $1.4 million, primarily from the payment of contingent consideration in January 2016 for amounts earned on 2015 revenues of Permalok Corporation.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available to borrow under our line of credit will be adequate to fund our working capital and capital requirements for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Borrowings on Line of Credit

At March 31, 2016, we had no outstanding borrowings, and $2.0 million of outstanding letters of credit, under our Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. dated October 26, 2015. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the Revolver Commitment) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, is not met for the previous 12-month period. As of March 31, 2016, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $19.6 million, net of outstanding letters of credit, under the Agreement at March 31, 2016. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2016.

Borrowings under the Agreement bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets.

Capital Leases

We had a total of $1.0 million in capital lease obligations outstanding at March 31, 2016. The weighted average interest rate on all of our capital leases is 4.79%. Our capital leases are for certain equipment used in the manufacturing process.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company’s market risk associated with foreign currencies and interest rates, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in Part II of the Company’s 2015 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information required by this Item 1 is contained in Note 5 to the condensed consolidated financial statements, Part I—Item 1, “Financial Statements” of this report, under the caption “Commitments and Contingencies.” The text under such caption is incorporated by reference into this Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I—Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

Dated: May 5, 2016

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)