Form 10-Q
period 2016-06-30
NORTHWEST PIPE CO
filed 2016-08-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,596,335
(Class)	(Shares outstanding at July 29, 2016)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited):

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

 (In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,065	$10,309
Trade and other receivables, less allowance for doubtful accounts of $571 and $751	16,835	27,567
Costs and estimated earnings in excess of billings on uncompleted contracts	47,894	42,592
Inventories	25,542	29,475
Refundable income taxes	349	3,413
Assets held for sale	6,607	-
Prepaid expenses and other	1,121	1,923
Total current assets	107,413	115,279
Property and equipment, less accumulated depreciation and amortization of $81,043 and $86,451	121,568	131,848
Other assets	11,800	12,253
Total assets	$240,781	$259,380

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$384	$340
Accounts payable	4,976	4,739
Accrued liabilities	14,271	15,971
Billings in excess of costs and estimated earnings on uncompleted contracts	929	520
Total current liabilities	20,560	21,570
Capital lease obligations, less current portion	739	718
Deferred income taxes	5,344	5,124
Pension and other long-term liabilities	12,450	14,408
Total liabilities	39,093	41,820

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,596,335 and 9,564,752 shares issued and outstanding	96	96
Additional paid-in-capital	117,689	117,819
Retained earnings	85,358	101,183
Accumulated other comprehensive loss	(1,455)	(1,538)
Total stockholders’ equity	201,688	217,560
Total liabilities and stockholders’ equity	$240,781	$259,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$42,061	$53,846	$75,989	$138,711
Cost of sales	44,223	56,439	83,588	137,413
Gross profit (loss)	(2,162)	(2,593)	(7,599)	1,298
Selling, general and administrative expense	4,091	5,452	8,690	12,426
Impairment of Water Transmission goodwill	-	5,282	-	5,282
Operating loss	(6,253)	(13,327)	(16,289)	(16,410)
Other income (expense)	(4)	14	35	58
Interest income	3	81	3	163
Interest expense	(119)	(286)	(237)	(703)
Loss before income taxes	(6,373)	(13,518)	(16,488)	(16,892)
Income tax benefit	(131)	(1,439)	(663)	(2,712)
Net loss	$(6,242)	$(12,079)	$(15,825)	$(14,180)

Net loss per share:
Basic and diluted	$(0.65)	$(1.26)	$(1.65)	$(1.48)

Shares used in per share calculations:
Basic and diluted	9,580	9,557	9,576	9,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (Unaudited)

 (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(6,242)	$(12,079)	$(15,825)	$(14,180)

Other comprehensive income (loss):
Pension liability adjustment, net of tax	99	109	199	218
Deferred income (loss) on cash flow derivatives, net of tax	16	(16)	(116)	(31)
Other comprehensive income	115	93	83	187

Comprehensive loss	$(6,127)	$(11,986)	$(15,742)	$(13,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,825)	$(14,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,979	4,651
Impairment of goodwill	-	5,282
Amortization of intangible assets	262	280
Provision for doubtful accounts	(180)	(113)
Amortization of debt issuance costs	83	136
Deferred income taxes	(732)	888
Stock based compensation expense	813	1,133
Unrealized (gain) loss on foreign currency forward contracts	430	(50)
Adjustments to contingent consideration	(599)	62
Other, net	(10)	(3)
Changes in operating assets and liabilities:
Trade and other receivables, net	10,912	27,052
Insurance settlements	-	2,625
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(4,893)	(5,849)
Inventories	3,968	21,931
Refundable income taxes	3,104	(2,084)
Prepaid expenses and other assets	581	667
Accounts payable	515	(356)
Accrued and other liabilities	(1,878)	(307)
Net cash provided by operating activities	1,530	41,765
Cash flows from investing activities:
Additions to property and equipment	(1,336)	(6,016)
Proceeds from sale of business	-	4,300
Proceeds from sale of property & equipment	20	55
Collections on notes receivable	-	1,080
Net cash used in investing activities	(1,316)	(581)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance stock awards	(31)	(423)
Borrowings on line of credit	-	56,250
Repayments on line of credit	-	(94,785)
Payments on capital lease obligations	(194)	(2,084)
Payments of contingent consideration	(1,233)	-
Other financing activities	-	19
Net cash used in financing activities	(1,458)	(41,023)
Change in cash and cash equivalents	(1,244)	161
Cash and cash equivalents, beginning of period	10,309	527
Cash and cash equivalents, end of period	$9,065	$688

Non-Cash Investing Activity:
Accrued property and equipment purchases	$118	$718
Capital lease additions	259	-

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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Short-term inventories:
Raw materials	$21,302	$21,486
Work-in-process	1,213	1,901
Finished goods	631	3,641
Supplies	2,396	2,447
Total short-term inventories	25,542	29,475

Long-term inventories:
Finished goods	789	823
Total inventories	$26,331	$30,298

Long-term inventories are recorded in other assets.

3.     Assets Held for Sale

The Company classifies assets as held for sale when all the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (ii) the asset or disposal group is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (iv) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale, within one year, with a few exceptions; and (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable, in relation to its current fair value.

As of June 30, 2016, assets held for sale of $6.6 million consists of a disposal group comprised of real estate and certain equipment at the Company's Denver, Colorado location, which is part of the Water Transmission segment. The decision to close the Denver facility and sell the property was driven primarily by the need to address the significant imbalance between production capacity and demand in the steel water pipe market. As the fair value less costs to sell of the disposal group exceeds the carrying value, no impairment charge has been recorded in the accompanying financial statements. Assets are no longer depreciated once classified as held for sale.

For the three and six months ended June 30, 2016, pre-tax loss generated by the Denver facility was $1.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2015, pre-tax loss of $.2 million and pre-tax income of $0.4 million, respectively, was generated by the Denver facility.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

Description	Balance at June 30, 2016	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,358	$5,025	$1,333	$-

Financial liabilities
Contingent consideration	$(1,142)	$-	$-	$(1,142)
Derivatives	(250)	-	(250)	-
Total liabilities	$(1,392)	$-	$(250)	$(1,142)

Description	Balance at December 31, 2015	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,357	$5,075	$1,282	$-
Derivatives	296	-	296	-
Total assets	$6,653	$5,075	$1,578	$-

Financial liabilities
Contingent consideration	$(2,974)	$-	$-	$(2,974)

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

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of June 30, 2016 and December 31, 2015, all derivative contracts held by the Company were designated as cash flow hedges. As of June 30, 2016 and December 31, 2015, the total notional amount of the derivative contracts designated as cash flow hedges was $6.3 million (CAD$8.2 million) and $6.3 million (CAD$8.7 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities of 12 months or less as of June 30, 2016.

For the three and six months ended June 30, 2016, gains (losses) recognized in net sales from derivative contracts not designated as hedging instruments were $5,000 and ($209,000), respectively. For the three and six months ended June 30, 2015, losses recognized in net sales from derivative contracts not designated as hedging instruments were $26,000 and $44,000, respectively. At June 30, 2016 and June 30, 2015, there was $54,000 and $5,000, respectively, of unrealized pretax loss on outstanding derivatives in accumulated other comprehensive loss. Substantially all of the amount in accumulated other comprehensive loss at June 30, 2016 is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study (“RI/FS”) of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The remedial investigation report was finalized in February 2016. The feasibility study (“FS”) was finalized in June 2016 by the EPA, and identified multiple remedial alternatives. The EPA published its Proposed Plan for public comment in June 2016. The Proposed Plan recommends an Alternative Remedy that EPA believes will take 7 years and $745 million to construct. The Proposed Plan does not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. In May 2015, and subsequently in August and October 2015, the Company received the EPA’s and ODEQ’s comments, respectively, requesting additional information and modifications to the revised RI/SCE Report, including the request to conduct additional groundwater sampling. The Company provided a Supplemental Groundwater Sampling Work Plan (“proposed Work Plan”) in December 2015. The DEQ and EPA provided comments to the proposed Work Plan in January 2016 and made additional requests in February 2016. The Company expects to provide a Final Supplemental Groundwater Sampling Work Plan in the third quarter of 2016.

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

While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates that the future costs associated with the VCP will be between $0.2 million and $1.6 million. At June 30, 2016, the Company has a $0.2 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the third quarter of 2017 and the second quarter of 2019.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.0 million at June 30, 2016. The stand-by letters of credit relate to workers’ compensation insurance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net sales:
Water transmission	$39,775	$38,445	$69,133	$94,687
Tubular products	2,286	15,401	6,856	44,024
Total	$42,061	$53,846	$75,989	$138,711

Gross profit (loss):
Water transmission	$(1,272)	$1,255	$(7,022)	$8,774
Tubular products	(890)	(3,848)	(577)	(7,476)
Total	$(2,162)	$(2,593)	$(7,599)	$1,298

Operating loss:
Water transmission (1)	$(2,648)	$(5,815)	$(9,904)	$(182)
Tubular products	(1,002)	(4,254)	(898)	(8,871)
Corporate	(2,603)	(3,258)	(5,487)	(7,357)
Total	$(6,253)	$(13,327)	$(16,289)	$(16,410)

(1)     Operating loss for the Water Transmission Group for the three and six months ended June 30, 2015 includes the write-off of Water Transmission goodwill of $5.3 million.

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Cost of sales	$67	$99	$39	$180
Selling, general and administrative expenses	568	384	774	953
Total	$635	$483	$813	$1,133

As of June 30, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.9 million, which is expected to be recognized over a weighted average period of 1.3 years.

 Stock Option Awards

A summary of the status of the Company’s stock options as of June 30, 2016 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2016	28,000	$25.21
Options granted	-	-
Options exercised	-	-
Options cancelled	(2,000)	28.31
Balance, June 30, 2016	26,000	24.97	3.53	$-
Exercisable, June 30, 2016	26,000	24.97	3.53	$-

Restricted Stock Units and Performance Stock Awards

A summary of the status of the Company’s RSUs and PSAs as of June 30, 2016 and changes during the six months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	127,852	$38.87
RSUs and PSAs granted	161,080	9.38
RSUs and PSAs vested	(12,212)	31.50
RSUs and PSAs canceled	(63,126)	36.93
Balance, June 30, 2016	213,594	17.62

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The unvested balance of RSUs and PSAs at June 30, 2016 includes approximately 47,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the six months ended June 30, 2016 and 2015, stock awards of 22,964 and 10,464 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $9.58 and $21.02 in 2016 and 2015, respectively.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2012.

The Company had $4.9 million of unrecognized tax benefits at June 30, 2016 and December 31, 2015. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all the unrecognized tax benefits would affect the Company’s effective tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company recorded an income tax benefit at an estimated effective tax rate of 2.1% and 4.0% for the three and six months ended June 30, 2016, and an income tax benefit at an estimated effective tax rate of 10.6% and 16.1% for the three and six months ended June 30, 2015. The Company’s effective tax benefit rate in the three and six months ended June 30, 2016 is significantly lower than statutory rates because the Company’s net operating losses from the period are subject to a valuation allowance.

10.	Loss per Share

Loss per basic and diluted weighted average common share outstanding were calculated as follows for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(6,242)	$(12,079)	$(15,825)	$(14,180)

Basic weighted-average common shares outstanding	9,580	9,557	9,576	9,555
Effect of potentially dilutive common shares	-	-	-	-
Diluted weighted-average common shares outstanding	9,580	9,557	9,576	9,555

Loss per basic and diluted common share	$(0.65)	$(1.26)	$(1.65)	$(1.48)

Due to the Company’s loss in the three and six month periods ended June 30, 2016 and 2015, the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was 209,000 and 151,000 for the three and six month periods ended June 30, 2016, and 188,000 and 196,000 for the three and six month periods ended June 30, 2015.

11.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2016 and 2015 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive income (loss) before reclassifications	63	(86)	(23)
Amounts reclassified from accumulated other comprehensive income (loss)	136	(30)	106
Net current period other comprehensive income (loss)	199	(116)	83

Balance, June 30, 2016	$(1,425)	$(30)	$(1,455)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2014	$(1,862)	$29	$(1,833)

Other comprehensive income before reclassifications	111	48	159
Amounts reclassified from accumulated other comprehensive income (loss)	107	(79)	28
Net current period other comprehensive income (loss)	218	(31)	187

Balance, June 30, 2015	$(1,644)	$(2)	$(1,646)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statement of Operations

Pension liability adjustment
Net periodic pension cost	$(142)	$(170)	Cost of sales
Associated tax benefit	6	63	Income tax benefit
	$(136)	$(107)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	$48	$127	Net sales
Hedge ineffectiveness	(1)	(1)	Net sales
Associated tax expense	(17)	(47)	Income tax benefit
	$30	$79	Net of tax

Total reclassifications for the period	$(106)	$(28)

12.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2015 Annual Report on Form 10-K, except for the following:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of evaluating its revenue streams to determine accounting treatment under the ASU. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”. In May 2016, the FASB issued ASU No. 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These four ASUs do not change the core principle of the guidance in ASU 2014-09, but rather provide further clarification to improve the operability and understandability of the implementation guidance included in ASU 2014-09.The effective date for these ASUs is the same as the effective date of ASU 2014-09. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). Among other things, the amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718)”   (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

13.	Restructuring

In April 2015, the Company initiated a production curtailment at its Atchison, Kansas facility within the Tubular Products Group. Severance related restructuring costs associated with the production curtailment of approximately $0.5 million were incurred and paid during the three months ended June 30, 2015, and included in Cost of sales for that period.

14.	Goodwill

Goodwill represents the excess of the purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition, and is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired.

Goodwill of $5.3 million related to the Company’s Water Transmission Group was quantitatively evaluated using a weighted average of income and market approaches. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions. Due to Water Transmission market conditions in 2015, the Company determined that its Water Transmission Group goodwill was impaired at June 30, 2015, and it was completely written off in the second quarter of 2015.

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

Less than $5,000 was billed by Raymond James during the three and six month periods ended June 30, 2016. Approximately $12,000 of reimbursable expenses were billed by Raymond James during the three and six month periods ended June 30, 2015. Professional fees payable to Raymond James will be contingent upon completion of a future transaction, which may or may not occur.

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

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located Water Transmission manufacturing facilities, we are positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities, which are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. On July 12, 2016, we announced plans to close our Denver, Colorado facility. Production at the facility is scheduled to conclude in the fourth quarter of 2016 with final shipments planned into the first quarter of 2017. Our Water Transmission Group accounted for approximately 91% of our net sales in the first six months of 2016.

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

Tubular Products Group. We announced on July 20, 2015 that we are in the process of exploring the sale of our remaining Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This decision reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the Atchison facility to reduce operating expenses until market conditions improve or a sale is completed. We completed the sale of all remaining previously manufactured tubular products inventory during the second quarter of 2016. Our Tubular Products Group generated approximately 9% of our net sales in the first six months of 2016. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions.

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

Demand for line pipe, the primary product of our Tubular Products Group, is correlated to oil and gas exploration activity in the United States, which is itself correlated to global oil prices. Historically low oil prices led to reduced demand in 2015 and the first six months of 2016, and we continue to expect weak demand through the remainder of 2016.

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

Valuation of Goodwill

See Note 14 of the condensed consolidated financial statements in Part I—Item I, “Financial Statements” for discussion of the impairment of Water Transmission Group goodwill during the three months ended June 30, 2015.

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

	Three months ended June 30, 2016		Three months ended June 30, 2015
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$39,775	94.6%	$38,445	71.4%
Tubular Products	2,286	5.4	15,401	28.6
Total net sales	42,061	100.0	53,846	100.0
Cost of sales	44,223	105.1	56,439	104.8
Gross loss	(2,162)	(5.1)	(2,593)	(4.8)
Selling, general and administrative expense	4,091	9.7	5,452	10.1
Impairment of Water Transmission goodwill	-	-	5,282	9.8
Operating loss	(6,253)	(14.8)	(13,327)	(24.7)
Other income (expense)	(4)	-	14	-
Interest income	3	-	81	0.1
Interest expense	(119)	(0.3)	(286)	(0.5)
Loss before income taxes	(6,373)	(15.1)	(13,518)	(25.1)
Income tax benefit	(131)	(0.3)	(1,439)	(2.7)
Net loss	$(6,242)	(14.8)%	$(12,079)	(22.4)%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		(3.2)%		3.3%
Tubular Products		(38.9)		(25.0)

	Six months ended June 30, 2016		Six months ended June 30, 2015
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$69,133	91.0%	$94,687	68.3%
Tubular Products	6,856	9.0	44,024	31.7
Total net sales	75,989	100.0	138,711	100.0
Cost of sales	83,588	110.0	137,413	99.1
Gross profit (loss)	(7,599)	(10.0)	1,298	0.9
Selling, general and administrative expense	8,690	11.4	12,426	8.9
Impairment of Water Transmission goodwill	-	-	5,282	3.8
Operating loss	(16,289)	(21.4)	(16,410)	(11.8)
Other income	35	-	58	-
Interest income	3	-	163	0.1
Interest expense	(237)	(0.3)	(703)	(0.5)
Loss before income taxes	(16,488)	(21.7)	(16,892)	(12.2)
Income tax benefit	(663)	(0.9)	(2,712)	(2.0)
Net loss	$(15,825)	(20.8)%	$(14,180)	(10.2)%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		(10.2)%		9.3%
Tubular Products		(8.4)		(17.0)

Three Months and Six Months Ended June 30, 2016 Compared to Three Months and Six Months Ended June 30, 2015

Net sales. Net sales decreased 21.9% to $42.1 million for the second quarter of 2016 compared to $53.8 million for the second quarter of 2015 and decreased 45.2% to $76.0 million for the first six months of 2016 compared to $138.7 million for the first six months of 2015. One customer in the Water Transmission segment, Garney Construction, accounted for 24.4% of total net sales in the second quarter of 2016 and 27.9% of total net sales in the first six months of 2016. One customer in the Water Transmission segment, Garney Construction, accounted for 16.2% of total net sales in the second quarter of 2015. There was no single customer that accounted for 10% or more of total net sales in the first six months of 2015.

Water Transmission sales increased 3.5% to $39.8 million for the second quarter of 2016 compared to $38.4 million for the second quarter of 2015 and decreased 27.0% to $69.1 million for the first six months of 2016 compared to $94.7 million for the first six months of 2015. The increase in sales in the second quarter of 2016 compared to the second quarter of 2015 was due to a 123% increase in tons produced, significantly offset by a 54% decrease in selling price per ton. The increase in tons produced was due to project timing. The decrease in selling prices per ton in the second quarter of 2016 was due to a change in the product mix, as well as increased competition combined with a 10% decrease in steel costs per ton. Lower material costs generally lead to lower contract values and, therefore, lower net sales as contractors and municipalities are aware of the input costs and market conditions. The decrease in sales in the first six months of 2016 compared to the first six months of 2015 was due to a 53% decrease in selling price per ton, partially offset by a 54% increase in tons produced. The decrease in selling prices per ton in the first six months of 2016 was due to a change in the product mix, as well as increased competition combined with a 27% decrease in steel costs per ton. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Tubular Products sales decreased 85.2% to $2.3 million in the second quarter of 2016 compared to $15.4 million in the second quarter of 2015 and decreased 84.4% to $6.9 million for the first six months of 2016 compared to $44.0 million for the first six months of 2015. The sales decrease in the second quarter of 2016 compared to the second quarter of 2015 was due to a 77% decrease in tons sold and a 34% decrease in selling price per ton. We sold 4,000 tons in the second quarter of 2016 compared to 17,700 tons in the second quarter of 2015. The sales decrease in the first six months of 2016 compared to the first six months of 2015 was due to a 74% decrease in tons sold from 46,000 tons to 11,700 tons and a 39% decrease in selling price per ton. The decrease in volume and sales prices are due to the shutdown of Atchison with the worldwide downturn in oil and natural gas prices. No pipe has been produced since January 2016 at Atchison.

Gross profit. Gross profit decreased 16.6% to a $2.2 million gross loss (negative 5.1% of total net sales) in the second quarter of 2016 compared to $2.6 million gross loss (negative 4.8% of total net sales) in the second quarter of 2015 and decreased 685.4% to a $7.6 million gross loss (negative 10.0% of total net sales) in the first six months of 2016 compared to $1.3 million (0.9% of total net sales) in the first six months of 2015.

Water Transmission gross profit decreased $2.5 million, or 201.4%, to a $1.3 million gross loss (negative 3.2% of segment net sales) for the second quarter of 2016 compared to $1.3 million (3.3% of segment net sales) for the second quarter of 2015 and decreased $15.8 million, or 180.0% to a $7.0 million gross loss (negative 10.2% of segment net sales) in the first six months of 2016 compared to $8.8 million (9.3% of segment net sales) in the first six months of 2015. The decrease in gross profit as a percent of net sales in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015 was due to the significant competition that we have experienced on recent project bids which has led to decreased selling prices, combined with the mix of projects produced in the quarter.

Gross profit from Tubular Products increased $3.0 million, or 76.9%, to a $0.9 million gross loss (negative 38.9% of segment net sales) in the second quarter of 2016 compared to a $3.8 million gross loss (negative 25.0% of segment net sales) in the second quarter of 2015 and increased $6.9 million, or 92.3%, to a $0.6 million gross loss (negative 8.4% of segment net sales) in the first six months of 2016 compared to a $7.5 million gross loss (negative 17.0% of segment net sales) in the first six months of 2015. Gross profit in the second quarter and six months year to date was positively impacted by higher realized selling prices than we expected when we recorded the lower of cost or market inventory adjustment in 2015. The gross loss in the six months ended June 30, 2015 was negatively impacted by the recording of $2.8 million of lower of cost or market inventory adjustments as well as $0.5 million in severance expense due to the production curtailment.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.4 million, or 25.0%, to $4.1 million (9.7% of total net sales) for the second quarter of 2016 compared to $5.5 million (10.1% of total net sales) for the second quarter of 2015 and decreased $3.7 million, or 30.1%, to $8.7 million (11.4% of net sales) in the first six months of 2016 compared to $12.4 million (8.9% of net sales) in the first six months of 2015. The decrease for the second quarter of 2016 compared to the second quarter of 2015 was primarily due to a $1.3 million reduction in wages and benefits due to lower headcount. The decrease for the first six months of 2016 compared to the first six months of 2015 was due primarily to a $2.4 million reduction in wages and benefits due to lower headcount, as well as a $0.9 million reduction in professional fees.

Impairment of Water Transmission goodwill. Goodwill related to the Company’s Water Transmission segment of $5.3 million was evaluated for impairment in the second quarter of 2015 due to then current market conditions. We concluded that the business enterprise value of the Water Transmission segment was less than its carrying amount at June 30, and engaged a consultant to assist the Company in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Water Transmission segment goodwill was written off as of June 30, 2015.

Interest expense. Interest expense was $0.1 million for the second quarter of 2016 compared to $0.3 million for the second quarter of 2015 and decreased to $0.2 million for the first six months of 2016 compared to $0.7 million for the first six months of 2015. The decrease in interest expense primarily was a result of lower average borrowings and lower capital lease balances during the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015.

Income taxes. The tax benefit was $0.1 million in the second quarter of 2016 (an effective tax benefit rate of 2.1%) compared to the tax benefit of $1.4 million in the second quarter of 2015 (an effective tax benefit rate of 10.6%), and the tax benefit of $0.7 million in the first six months of 2016 (an effective tax benefit rate of 4.0%) compared to the tax benefit of $2.7 million in the first six months of 2015 (an effective tax benefit rate of 16.1%).

Our effective tax rate for the three and six months ended June 30, 2016 is significantly lower than statutory rates because our net operating losses from the period are subject to a valuation allowance. Our effective tax benefit rate in the three and six months ended June 30, 2015 was significantly lower than statutory rates due to the non-deductibility of expense related to impairment of goodwill, as well as a valuation allowance recorded during the three months ended June 30, 2015. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss, and the changes in valuation allowances. Accordingly, the comparison of effective rates between periods is not meaningful in all situations.

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

As of June 30, 2016, our working capital (current assets minus current liabilities) was $86.9 million compared to $93.7 million as of December 31, 2015. The primary reason for the decrease in working capital was a decrease in trade and other receivables due to lower sales and billings in the second quarter compared to the fourth quarter of 2015. In addition, our Tubular Products inventories have decreased following the production curtailment at the Atchison plant which began in April 2015. Net cash provided by operating activities in the first six months of 2016 was $1.5 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts that included a decrease in trade receivables and inventories.

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

Net cash used in investing activities in the first six months of 2016 was $1.3 million of capital expenditures, which was primarily standard capital replacement spending. Total capital expenditures are expected to be approximately $2.7 million for 2016.

Net cash used in financing activities in the first six months of 2016 was $1.5 million, primarily from the payment of contingent consideration in January 2016 for amounts earned on 2015 revenues of Permalok Corporation.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available to borrow under our Credit Agreement will be adequate to fund our working capital and capital requirements for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Borrowings on Line of Credit

At June 30, 2016, we had no outstanding borrowings, and $2.0 million of outstanding letters of credit, under our Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. dated October 26, 2015. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the Revolver Commitment) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Credit Agreement, is not met for the previous 12-month period. As of June 30, 2016, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $13.1 million, net of outstanding letters of credit, under the Agreement at June 30, 2016. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2016.

Borrowings under the Agreement bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets.

Capital Leases

We had a total of $1.1 million in capital lease obligations outstanding at June 30, 2016. The weighted average interest rate on all of our capital leases is 4.69%. Our capital leases are for certain equipment used in the manufacturing process.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 5. Other Information

On August 1, 2016, the Company entered into an amended and restated Change in Control Agreement (the “Amended Agreements”) with each of Scott Montross, Robin Gantt, Martin Dana and Bill Smith (each, an "Executive Officer"). The Amended Agreements reflect certain changes in the definition of "Change in Control," including (i) making the date of consummation of specified transactions the date of the "Change in Control" rather than the date of shareholder approval of the transaction as previously provided; (ii) expanding the types of mergers that are excluded from the definition of "Change in Control," and (iii) reducing the size of a third party stock purchase that would constitute a "Change in Control." The Amended Agreements also reflect certain administrative and clarifying changes, including, but not limited to,  (i) providing that if an Executive Officer becomes entitled to severance benefits under both the Company's Long Term Incentive Plan Agreement dated April 19, 2016 and the Amended Agreement, the Executive Officer will be entitled to receive a cash severance payment equal to the larger of the cash severance benefit provided under the Long Term Incentive Plan Agreement or the benefit provided under the Amended Agreement; and (ii) authorizing the Company to make adjustments to the timing and amounts of payments to be made to Executive Officers under the Amended Agreements as necessary to limit certain potential tax payments and penalties.

The foregoing description of the Amended Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Agreements, which are filed herewith as Exhibit 10.3 and 10.4 and are incorporated herein by reference.

Item 6. Exhibits

 (a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Form of Long Term Incentive Plan Agreement (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 19, 2016)

10.2	Third Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 2, 2016)

10.3	Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016

10.4	Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and each of Robin Gantt, Martin Dana and Bill Smith dated August 1, 2016

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2016

NORTHWEST PIPE COMPANY
By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)