Form 10-Q
period 2016-09-30
NORTHWEST PIPE CO
filed 2016-11-02
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,601,011
(Class)	(Shares outstanding at October 28, 2016)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I - Financial Information

Item 1. Financial Statements (unaudited):

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

 (In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,805	$10,309
Trade and other receivables, less allowance for doubtful accounts of $459 and $751	22,615	27,567
Costs and estimated earnings in excess of billings on uncompleted contracts	46,063	42,592
Inventories	20,606	29,475
Refundable income taxes	341	3,413
Assets held for sale	6,075	-
Prepaid expenses and other	962	1,923
Total current assets	108,467	115,279
Property and equipment, less accumulated depreciation and amortization of $84,455 and $86,451	120,164	131,848
Other assets	11,638	12,253
Total assets	$240,269	$259,380

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$358	$340
Accounts payable	4,979	4,739
Accrued liabilities	12,285	15,971
Billings in excess of costs and estimated earnings on uncompleted contracts	4,147	520
Total current liabilities	21,769	21,570
Capital lease obligations, less current portion	667	718
Deferred income taxes	2,461	5,124
Pension and other long-term liabilities	12,321	14,408
Total liabilities	37,218	41,820

Commitments and contingencies (Note 6)

Stockholders’ equity:

Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,601,011 and 9,564,752 shares issued and outstanding	96	96
Additional paid-in-capital	118,207	117,819
Retained earnings	86,086	101,183
Accumulated other comprehensive loss	(1,338)	(1,538)
Total stockholders’ equity	203,051	217,560
Total liabilities and stockholders’ equity	$240,269	$259,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$41,088	$52,335	$117,077	$191,046
Cost of sales	38,965	54,846	122,553	192,259
Gross profit (loss)	2,123	(2,511)	(5,476)	(1,213)
Restructuring expense	282	-	282	-
Selling, general and administrative expense	3,904	4,773	12,594	17,199
Impairment of Water Transmission goodwill	-	-	-	5,282
Operating loss	(2,063)	(7,284)	(18,352)	(23,694)
Other income	16	24	51	82
Interest income	10	10	14	173
Interest expense	(134)	(195)	(371)	(898)
Loss before income taxes	(2,171)	(7,445)	(18,658)	(24,337)
Income tax benefit	(2,898)	(5,930)	(3,561)	(8,642)
Net income (loss)	$727	$(1,515)	$(15,097)	$(15,695)

Basic income (loss) per share	$0.08	$(0.16)	$(1.58)	$(1.64)

Diluted income (loss) per share	$0.08	$(0.16)	$(1.58)	$(1.64)

Shares used in per share calculations:
Basic	9,597	9,565	9,583	9,558

Diluted	9,620	9,565	9,583	9,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

 (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$727	$(1,515)	$(15,097)	$(15,695)

Other comprehensive income (loss):
Pension liability adjustment, net of tax	100	109	299	327
Deferred gain (loss) on cash flow derivatives, net of tax	17	15	(99)	(16)
Other comprehensive income	117	124	200	311
Comprehensive income (loss)	$844	$(1,391)	$(14,897)	$(15,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,097)	$(15,695)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,373	6,664
Impairment of goodwill	-	5,282
Amortization of intangible assets	392	410
Provision for doubtful accounts	(292)	(200)
Amortization of debt issuance costs	124	203
Deferred income taxes	(3,575)	(2,415)
Stock based compensation expense	1,332	1,340
Unrealized loss (gain) on foreign currency forward contracts	294	(173)
Adjustments to contingent consideration	(1,042)	276
Other, net	14	31
Changes in operating assets and liabilities:
Trade and other receivables, net	5,244	19,121
Insurance settlements	-	2,625
Costs and estimated earnings in excess of billings on uncompleted contracts, net	156	5,007
Inventories	8,931	23,946
Refundable income taxes	3,072	(3,523)
Prepaid expenses and other assets	710	1,321
Accounts payable	489	(4,129)
Accrued and other liabilities	(3,303)	(2,287)
Net cash provided by operating activities	4,822	37,804
Cash flows from investing activities:
Additions to property and equipment	(1,790)	(7,704)
Proceeds from sale of business	-	4,300
Proceeds from sale of property and equipment	20	55
Collections on notes receivable	-	7,219
Net cash provided by (used in) investing activities	(1,770)	3,870
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance stock awards	(31)	(423)
Borrowings on line of credit	-	77,750
Repayments on line of credit	-	(116,785)
Payments on capital lease obligations	(292)	(2,127)
Payments of contingent consideration	(1,233)	-
Other financing activities	-	19
Net cash used in financing activities	(1,556)	(41,566)
Change in cash and cash equivalents	1,496	108
Cash and cash equivalents, beginning of period	10,309	527
Cash and cash equivalents, end of period	$11,805	$635

Non-Cash Investing Activity:
Capital lease additions	$259	$16
Accrued property and equipment purchases	$147	$356

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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016.

2.	Inventories

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Short-term inventories:
Raw materials	$16,859	$21,486
Work-in-process	870	1,901
Finished goods	515	3,641
Supplies	2,362	2,447
Total short-term inventories	20,606	29,475

Long-term inventories:
Finished goods	761	823
Total inventories	$21,367	$30,298

Long-term inventories are recorded in other assets.

3.	Assets Held for Sale

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

As of September 30, 2016, assets held for sale of $6.1 million consists of a disposal group comprised of real estate and certain equipment at the Company's Denver, Colorado location, which is part of the Water Transmission segment. The decision to close the Denver facility and sell the property was driven primarily by the need to address the significant imbalance between production capacity and demand in the steel water pipe market. As the fair value less costs to sell of the disposal group exceeds the carrying value, no impairment charge has been recorded in the accompanying financial statements. Assets are no longer depreciated once classified as held for sale. See Note 16 for discussion of the sale of Denver subsequent to September 30, 2016.

For the three and nine months ended September 30, 2016, pre-tax loss generated by the Denver facility was $0.2 million and $2.9 million, respectively. For the three and nine months ended September 30, 2015, pre-tax loss of $0.9 million and $0.5 million, respectively, was generated by the Denver facility.

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

The following table summarizes information regarding the Company’s financial assets and financial liabilities that are measured at fair value (in thousands):

	Balance at
Description	September 30, 2016	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,362	$5,020	$1,342	$-
Derivatives	7	-	7	-
Total assets	$6,369	$5,020	$1,349	$-
Financial liabilities
Contingent consideration	$(698)	$-	$-	$(698)
Derivatives	(105)	-	(105)	-
Total liabilities	$(803)	$-	$(105)	$(698)

	Balance at
Description	December 31, 2015	Level 1	Level 2	Level 3
Financial assets
Deferred compensation plan	$6,357	$5,075	$1,282	$-
Derivatives	296	-	296	-
Total assets	$6,653	$5,075	$1,578	$-
Financial liabilities
Contingent consideration	$(2,974)	$-	$-	$(2,974)

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy.

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

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in income. As of September 30, 2016 and December 31, 2015, all derivative contracts held by the Company were designated as cash flow hedges. As of September 30, 2016 and December 31, 2015, the total notional amount of the derivative contracts designated as cash flow hedges was $4.7 million (CAD$6.1 million) and $6.3 million (CAD$8.7 million), respectively. Derivative assets are included within prepaid expenses and other current assets and derivative liabilities are included within accrued liabilities in the condensed consolidated balance sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values within the condensed consolidated balance sheets.

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

All of the Company’s Canadian forward contracts have maturities of 12 months or less as of September 30, 2016.

For the three and nine months ended September 30, 2016, gains (losses) recognized in net sales from derivative contracts not designated as hedging instruments were $76,000 and ($133,000), respectively. For both the three and nine months ended September 30, 2015, gains from derivative contracts not designated as hedging instruments recognized in net sales totaled $0.2 million. At September 30, 2016 and September 30, 2015, there was ($20,000) and $18,000, respectively, of unrealized pretax gains (losses) on outstanding derivatives in accumulated other comprehensive loss. Substantially all of the amount in accumulated other comprehensive loss at September 30, 2016 is expected to be reclassified to net sales within the next 12 months as a result of underlying hedged transactions also being recorded in net sales. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Agreement”) with ODEQ. The Company performed RI work required under the Agreement and submitted a draft RI/Source Control Evaluation Report (“SCE”) in December 2005, a revised draft RI/SCE Report in January 2014, and a further revised RI/SCE Report in March 2015. In May 2015, and subsequently in August and October 2015, the Company received the EPA’s and ODEQ’s comments, respectively, requesting additional information and modifications to the revised RI/SCE Report, including the request to conduct additional groundwater sampling. The Company provided a Supplemental Groundwater Sampling Work Plan (“proposed Work Plan”) in December 2015. The DEQ and EPA provided comments to the proposed Work Plan in January 2016 and made additional requests in February 2016. The Company provided a Final Supplemental Groundwater Sampling Work Plan in the third quarter of 2016, and the DEQ approved work to proceed.

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

Houston Environmental Issue

In connection with the Company’s sale of its oil country tubular goods (“OCTG”) business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a Certificate of Completion (“COC”) from TCEQ. The cost of any potential assessment and cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business if the purchaser exercises its option to purchase the property under certain circumstances after the COC is obtained.

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

While the final remediation approach has not yet been determined, the Company has completed an initial assessment and currently estimates that the future costs associated with the VCP will be between $0.1 million and $1.6 million. At September 30, 2016, the Company has a $0.2 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the third quarter of 2017 and the third quarter of 2019.

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

Guarantees

The Company has entered into certain stand-by letters of credit that total $2.0 million at September 30, 2016. The stand-by letters of credit relate to workers’ compensation insurance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net sales:
Water Transmission	$41,075	$39,792	$110,208	$134,479
Tubular Products	13	12,543	6,869	56,567
Total	$41,088	$52,335	$117,077	$191,046

Gross profit (loss):
Water Transmission	$2,939	$(725)	$(4,083)	$8,049
Tubular Products	(816)	(1,786)	(1,393)	(9,262)
Total	$2,123	$(2,511)	$(5,476)	$(1,213)

Operating income (loss):
Water Transmission (1)	$1,363	$(2,384)	$(8,541)	$(2,566)
Tubular Products	(802)	(2,298)	(1,700)	(11,169)
Corporate	(2,624)	(2,602)	(8,111)	(9,959)
Total	$(2,063)	$(7,284)	$(18,352)	$(23,694)

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

The Company recognizes compensation cost as service is rendered based on the fair value of the awards. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Cost of sales	$79	$116	$118	$296
Selling, general and administrative expenses	440	91	1,214	1,044
Total	$519	$207	$1,332	$1,340

As of September 30, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.5 million, which is expected to be recognized over a weighted average period of 1.1 years.

 Stock Option Awards

A summary of the status of the Company’s stock options as of September 30, 2016 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Balance, January 1, 2016	28,000	$25.21
Options granted	-	-
Options exercised	-	-
Options cancelled	(2,000)	28.31
Balance, September 30, 2016	26,000	24.97	3.28	$-
Exercisable, September 30, 2016	26,000	24.97	3.28	$-

Restricted Stock Units and Performance Stock Awards

A summary of the status of the Company’s RSUs and PSAs as of September 30, 2016 and changes during the nine months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	127,852	$38.87
RSUs and PSAs granted	169,583	9.50
RSUs and PSAs vested	(12,212)	31.50
RSUs and PSAs canceled	(63,126)	36.93
Balance, September 30, 2016	222,097	17.40

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The unvested balance of RSUs and PSAs at September 30, 2016 includes approximately 47,000 PSAs at a target level of performance; the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Stock Awards

For the nine months ended September 30, 2016 and 2015, stock awards of 27,640 and 10,464 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted average fair market value per share of the awards on the grant date of $9.95 and $21.02 in 2016 and 2015, respectively.

9.     Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to U.S. Federal, state or foreign income tax examinations for years before 2012.

The Company recorded an income tax benefit at an estimated effective tax rate of 133.5% and 19.1% for the three and nine months ended September 30, 2016, and an income tax benefit at an estimated effective tax rate of 79.7% and 35.5% for the three and nine months ended September 30, 2015. The income tax benefit in the third quarter of 2016 is due primarily to a reduction in the expected increase in the valuation allowance for 2016, driven by updates to forecasted earnings and the taxable gain associated with the sale of the Denver facility in the fourth quarter of 2016 (see Note 16). The Company’s effective tax rate for the nine months ended September 30, 2016 is lower than statutory rates because a portion of the Company’s net operating losses from the period are subject to a valuation allowance.

The Company had $4.9 million of unrecognized tax benefits at September 30, 2016 and December 31, 2015. The Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all the unrecognized tax benefits would affect the Company’s effective tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

During the three months ended September 30, 2016, the Company determined that it no longer considers the earnings of its Mexican subsidiary to be indefinitely reinvested outside the United States. This change was made to allow the Company to more efficiently manage its cash balances and working capital. The change did not have a significant effect on the Company’s income taxes.

10.     Income (Loss) per Share

Income (loss) per basic and diluted weighted average common share outstanding were calculated as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$727	$(1,515)	$(15,097)	$(15,695)

Basic weighted-average common shares outstanding	9,597	9,565	9,583	9,558
Effect of potentially dilutive common shares(1)	23	-	-	-
Diluted weighted-average common shares outstanding	9,620	9,565	9,583	9,558

Income (loss) per common share:
Income (loss) per basic common share	$0.08	$(0.16)	$(1.58)	$(1.64)
Income (loss) per diluted common share	0.08	(0.16)	(1.58)	(1.64)

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards, based on the treasury stock method.

Due to the Company’s net loss in the nine month period ended September 30, 2016, and the net loss in the three and nine month periods ended September 30, 2015, the assumed exercise of stock options and the vesting of restricted stock units and performance stock awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was 181,000 for the nine month period ended September 30, 2016, and 163,000 and 185,000 for the three and nine month periods ended September 30, 2015, respectively.

In the three months ended September 30, 2016, there were 27,000 shares from the assumed exercise of stock options and the vesting of restricted stock units using the treasury stock method that were excluded from the calculation of diluted earnings per share because to include these shares would have had an antidilutive effect.

11.     Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2016 and 2015 (in thousands). All amounts are net of tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive income (loss) before reclassifications	127	(75)	52
Amounts reclassified from accumulated other comprehensive income (loss)	172	(24)	148
Net current period other comprehensive income (loss)	299	(99)	200

Balance, September 30, 2016	$(1,325)	$(13)	$(1,338)

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2014	$(1,862)	$29	$(1,833)

Other comprehensive income before reclassifications	167	76	243
Amounts reclassified from accumulated other comprehensive income (loss)	160	(92)	68
Net current period other comprehensive income (loss)	327	(16)	311

Balance, September 30, 2015	$(1,535)	$13	$(1,522)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the condensed consolidated statement of operations during the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income (Loss)		Affected line item in the Condensed Consolidated Statement of Operations

Pension liability adjustment
Net periodic pension cost	$(213)	$(255)	Cost of sales
Associated tax benefit	41	95	Income tax expense (benefit)
	(172)	(160)	Net of tax

Deferred gain on cash flow derivatives
Gain on cash flow derivatives	39	148	Net sales
Hedge ineffectiveness	(1)	(1)	Net sales
Associated tax expense	(14)	(55)	Income tax expense (benefit)
	24	92	Net of tax

Total reclassifications for the period	$(148)	$(68)

12.      Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and footnote disclosures, from those disclosed in the Company’s 2015 Annual Report on Form 10-K, except for the following:

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of evaluating its revenue streams to determine accounting treatment under the ASU. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”. In May 2016, the FASB issued ASU No. 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) – Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. These four ASUs do not change the core principle of the guidance in ASU 2014-09, but rather provide further clarification to improve the operability and understandability of the implementation guidance included in ASU 2014-09.The effective date for these ASUs is the same as the effective date of ASU 2014-09. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”   (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues, which previous GAAP did not address, should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

13. Restructuring

In June 2016, the Company made a decision to close the Denver facility (part of the Water Transmission segment) and sell the property. Employee severance and termination related restructuring expenses associated with the closure of approximately $0.3 million were incurred during the three months ended September 30, 2016. The Company expects to incur additional restructuring costs of $0.3 million related to employee severance and termination, which will result in future cash outlays, and additional restructuring costs related to demobilization activities at the Denver facility, of approximately $1.0 million to $2.0 million, which will also result in future cash outlays.

In April 2015, the Company initiated a production curtailment at its Atchison, Kansas facility within the Tubular Products Group. Severance related restructuring expenses associated with the production curtailment of approximately $0.5 million were incurred and paid during the three months ended June 30, 2015, and included in Cost of sales for that period.

14.          Goodwill

Goodwill represents the excess of the purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition, and is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired.

Due to Water Transmission market conditions in 2015, goodwill of $5.3 million related to the Company’s Water Transmission Group was quantitatively evaluated using a weighted average of income and market approaches. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions. The Company determined that its Water Transmission Group goodwill was impaired at June 30, 2015, and it was completely written off in the second quarter of 2015.

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

Less than $5,000 was billed by Raymond James during the three and nine month periods ended September 30, 2016. Approximately $17,000 of reimbursable expenses were billed by Raymond James during the nine month period ended September 30, 2015, of which $12,000 was paid by September 30, 2015. Professional fees payable to Raymond James will be contingent upon completion of a future transaction, which may or may not occur.

16.            Subsequent Event

On October 4, 2016, the Company sold its Denver facility for $14.4 million, and anticipates recording a gain on the sale of approximately $7.8 million in the fourth quarter of 2016. Under the terms of the sale, the Company will lease the property through December 31, 2016 (with two options to extend the lease period by 30 days each), in order to conclude production at the facility, complete final shipments, and transfer certain equipment assets to other Company facilities.

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

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located Water Transmission manufacturing facilities, we are positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. With a history that dates back more than 100 years, we have become a leading manufacturer in the welded steel pipe industry. These pipeline systems are produced by our Water Transmission Group from eight manufacturing facilities, which are located in Portland, Oregon; Denver, Colorado; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. On October 4, 2016, we completed the sale of our Denver, Colorado facility, and anticipate recording a gain on the sale of approximately $7.8 million in the fourth quarter of 2016. Production at the facility is scheduled to conclude in the fourth quarter of 2016 with final shipments planned into the first quarter of 2017. Our Water Transmission Group accounted for approximately 94% of our net sales in the first nine months of 2016.

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

Tubular Products Group. We announced on July 20, 2015 that we are in the process of exploring the sale of our remaining Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This decision reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the Atchison facility to reduce operating expenses until market conditions improve or a sale is completed. We completed the sale of substantially all remaining previously manufactured tubular products inventory during the second quarter of 2016. Our Tubular Products Group generated approximately 6% of our net sales in the first nine months of 2016. Our Tubular Products Group’s sales volume is typically driven by energy spending, non-residential construction spending and general economic conditions.

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

Demand for line pipe, the primary product of our Tubular Products Group, is correlated to oil and gas exploration activity in the United States, which is itself correlated to global oil prices. Historically low oil prices led to reduced demand in 2015 and the first nine months of 2016, and we continue to expect weak demand through the remainder of 2016.

In addition to the macroeconomic factors described above, we continue to face pressures from significant volumes of foreign imports of tubular products, as well as increased pressures due to recent domestic capacity expansions by our competitors.

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

	Three months ended September 30, 2016			Three months ended September 30, 2015
	$ (in thousands)	% of Net Sales		$ (in thousands)	% of Net Sales
Net sales
Water Transmission	$41,075	100.0%		$39,792	76.0%
Tubular Products	13	0.0		12,543	24.0
Total net sales	41,088	100.0		52,335	100.0
Cost of sales	38,965	94.8		54,846	104.8
Gross profit (loss)	2,123	5.2		(2,511)	(4.8)
Restructuring expense	282	0.7		-	-
Selling, general and administrative expense	3,904	9.5		4,773	9.1
Operating loss	(2,063)	(5.0)		(7,284)	(13.9)
Other income	16	-		24	-
Interest income	10	-		10	-
Interest expense	(134)	(0.3)		(195)	(0.3)
Loss before income taxes	(2,171)	(5.3)		(7,445)	(14.2)
Income tax benefit	(2,898)	(7.1)		(5,930)	(11.3)
Net Income (loss)	$727	1.8%		$(1,515)	(2.9)%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		7.2%			(1.8)%
Tubular Products		(6,276.9	)(1)		(14.2)

(1)

This percentage reflects that, while substantially all remaining Tubular Products inventory was sold prior to the three months ended September 30, 2016, we continue to incur ongoing costs to maintain the Atchison facility.

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
	$ (in thousands)	% of Net Sales	$ (in thousands)	% of Net Sales
Net sales
Water Transmission	$110,208	94.1%	$134,479	70.4%
Tubular Products	6,869	5.9	56,567	29.6
Total net sales	117,077	100.0	191,046	100.0
Cost of sales	122,553	104.7	192,259	100.6
Gross loss	(5,476)	(4.7)	(1,213)	(0.6)
Restructuring expense	282	0.2	-	-
Selling, general and administrative expense	12,594	10.7	17,199	9.0
Impairment of Water Transmission goodwill	-	-	5,282	2.8
Operating loss	(18,352)	(15.6)	(23,694)	(12.4)
Other income	51	-	82	-
Interest income	14	-	173	0.1
Interest expense	(371)	(0.3)	(898)	(0.4)
Loss before income taxes	(18,658)	(15.9)	(24,337)	(12.7)
Income tax benefit	(3,561)	(3.0)	(8,642)	(4.5)
Net loss	$(15,097)	(12.9)%	$(15,695)	(8.2)%

Gross profit (loss) as a percentage of segment net sales:
Water Transmission		(3.7)%		6.0%
Tubular Products		(20.3)		(16.4)

Three Months and Nine Months Ended September 30, 2016 Compared to Three Months and Nine Months Ended September 30, 2015

As discussed above, we announced on July 20, 2015 that we are in the process of exploring the sale of our remaining Tubular Products business, and we operated the Atchison facility at reduced levels from April 2015 to January 2016, at which time we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. We also completed the sale of substantially all remaining previously manufactured tubular products inventory during the second quarter of 2016. In recognition of this strategic decision, the discussion below is focused on the Water Transmission segment.

Net sales. Net sales decreased 21.5% to $41.1 million for the third quarter of 2016 compared to $52.3 million for the third quarter of 2015 and decreased 38.7% to $117.1 million for the first nine months of 2016 compared to $191.0 million for the first nine months of 2015. Three customers in the Water Transmission segment, Garney Construction, Barrick Cortez Inc., and BAR Constructors, Inc. accounted for 33.1%, 11.8%, and 11.5%, respectively, of total net sales in the third quarter of 2016. Garney Construction accounted for 29.7% of total net sales in the first nine months of 2016. Two customers in the Water Transmission segment, BAR Constructors, Inc. and Garney Construction, accounted for 24.1% and 15.0%, respectively, of total net sales in the third quarter of 2015. Garney Construction accounted for 10.3% of total net sales in the first nine months of 2015.

Water Transmission sales increased 3.2% to $41.1 million for the third quarter of 2016 compared to $39.8 million for the third quarter of 2015 and decreased 18.0% to $110.2 million for the first nine months of 2016 compared to $134.5 million for the first nine months of 2015. The increase in sales in the third quarter of 2016 compared to the third quarter of 2015 was due to a 7% increase in selling price per ton, offset slightly by a 3% decrease in tons produced. The increase in selling prices per ton in the third quarter of 2016 was due to improved market conditions and a change in product mix. The decrease in tons produced was due to project timing. The decrease in sales in the first nine months of 2016 compared to the first nine months of 2015 was due to a 38% decrease in average selling price per ton offset in part by a 33% increase in tons produced. The decrease in selling prices per ton in the first nine months of 2016 was due to an 18% decrease in steel costs per ton and increased competition, as well as a change in product mix. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit increased from a $2.5 million gross loss (negative 4.8% of total net sales) in the third quarter of 2015 to a $2.1 million gross profit (5.2% of total net sales) in the third quarter of 2016, and gross loss increased 351.4% to a $5.5 million gross loss (negative 4.7% of total net sales) in the first nine months of 2016 compared to a $1.2 million gross loss (negative 0.6% of total net sales) in the first nine months of 2015.

Water Transmission gross profit increased $3.7 million, or 505.4%, to a $2.9 million gross profit (7.2% of segment net sales) for the third quarter of 2016 compared to $0.7 million gross loss (negative 1.8% of segment net sales) for the third quarter of 2015 and decreased $12.1 million, or 150.7%, to $4.1 million gross loss (negative 3.7% of segment net sales) in the first nine months of 2016 compared to $8.0 million gross profit (6.0% of segment net sales) in the first nine months of 2015. The increase in gross profit as a percent of sales in the third quarter of 2016 compared to the third quarter of 2015 was due to a recent improvement in the competitive environment, leading to increased margins. The decrease in gross profit as a percent of net sales in the first nine months of 2016 compared to the first nine months of 2015 was due to the significant competition that we have experienced on our project bids in the first half of the year, which has led to decreased selling prices, combined with the mix of projects produced in the year to date.

Restructuring expenses. In response to adverse market conditions, the decision was made in the second quarter of 2016 to close the Denver facility (part of our Water Transmission segment) and sell the property. Restructuring costs of $0.3 million related to this decision have been incurred in the nine months ended September 30, 2016, and consist primarily of employee severance and termination costs. The Company expects to incur additional restructuring costs of $0.3 million related to employee severance and termination, which will result in future cash outlays, and additional restructuring costs related to demobilization activities at the Denver facility, of approximately $1.0 million to $2.0 million, which will also result in future cash outlays. The property was sold on October 4, 2016, and under the sales agreement we will lease the property back from the buyer until December 31, 2016, with two options to extend the lease-back period by 30 days each, in order to conclude production at the facility and complete final shipments.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 18.2% to $3.9 million (9.5% of total net sales) for the third quarter of 2016 compared to $4.8 million (9.1% of total net sales) for the third quarter of 2015 and decreased $4.6 million, or 26.8%, to $12.6 million (10.7% of net sales) in the first nine months of 2016 compared to $17.2 million (9.0% of net sales) in the first nine months of 2015. The decrease for the third quarter of 2016 compared to the third quarter of 2015 was primarily due to a reduction in wages and benefits due to lower headcount. The decrease for the first nine months of 2016 compared to the first nine months of 2015 was due primarily to $3.2 million in lower wages and benefits due to lower headcount, and a $1.3 million decrease in professional fees.

Impairment of Water Transmission goodwill. Goodwill related to the Company’s Water Transmission segment of $5.3 million was evaluated for impairment in the second quarter of 2015 due to then current market conditions. We concluded that the business enterprise value of the Water Transmission segment was less than its carrying amount, and engaged a consultant to assist the Company in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Water Transmission segment goodwill was written off as of June 30, 2015.

Interest expense. Interest expense was $0.1 million for the third quarter of 2016 compared to $0.2 million for the third quarter of 2015 and decreased to $0.4 million for the first nine months of 2016 compared to $0.9 million for the first nine months of 2015. The decrease in interest expense was a result of a decrease in outstanding borrowings and lower capital lease balances during the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015.

Income taxes. The tax benefit was $2.9 million in the third quarter of 2016 (an effective tax benefit rate of 133.5%) compared to a tax benefit of $5.9 million in the third quarter of 2015 (an effective tax benefit rate of 79.7%), and the tax benefit of $3.6 million in the first nine months of 2016 (an effective tax benefit rate of 19.1%) compared to tax benefit of $8.6 million in the first nine months of 2015 (an effective tax rate of 35.5%).

The tax benefit in the third quarter of 2016 is due primarily to a reduction in the expected increase in valuation allowance for 2016, driven by updates to forecasted earnings and the taxable gain associated with the sale of the Denver facility in the fourth quarter of 2016. The tax benefit rate for the first nine months of 2016 is lower than statutory rates because a portion of our net operating losses from the period are subject to a valuation allowance. The tax benefit rate in the third quarter of 2015 is substantially higher than statutory rates due to a discrete benefit of $2.5 million related to a research and development (“R&D”) tax credit study. The tax benefit for the nine months ended September 30, 2015 includes the impact of the recognition of R&D tax credits (which increased the effective benefit rate) as well as the non-deductibility of expense related to the impairment of goodwill and the valuation allowance recorded (both of which decreased the effective benefit rate). The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss, and the changes in valuation allowances. Accordingly, the comparison of effective rates between periods is not meaningful in all situations.

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

As of September 30, 2016, our working capital (current assets minus current liabilities) was $86.7 million compared to $93.7 million as of December 31, 2015. The primary reasons for the decrease in working capital were decreases in trade and other receivables and inventories, due to lower sales, billings and production in 2016 compared to 2015, offset in part by the reclassification of the Denver assets held for sale as a current asset. Our Tubular Products inventories have decreased following the production curtailment at the Atchison plant which began in April 2015. Net cash provided by operating activities in the first nine months of 2016 was $4.8 million. Cash from operating activities was primarily the result of fluctuations in working capital accounts that included a decrease in trade receivables and inventories.

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

Net cash used in investing activities in the first nine months of 2016 was $1.8 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures are expected to be approximately $2.7 million for 2016.

Net cash used by financing activities in the first nine months of 2016 was $1.6 million, primarily from the payment of contingent consideration in January 2016 for amounts earned on 2015 revenues of Permalok Corporation.

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

Borrowings on Line of Credit

At September 30, 2016, we had no outstanding borrowings, and $2.0 million of outstanding letters of credit, under our Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. dated October 26, 2015. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the Revolver Commitment) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous 12-month period. As of September 30, 2016, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $17.2 million, net of outstanding letters of credit, under the Agreement at September 30, 2016. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2016.

Borrowings under the Agreement bear interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets.

Capital Leases

We had a total of $1.0 million in capital lease obligations outstanding at September 30, 2016. The weighted average interest rate on all of our capital leases is 4.6%. Our capital leases are for certain equipment used in the manufacturing process.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 6. Exhibits

 (a) The exhibits filed as part of this Report are listed below:

Exhibit Number	Description

10.1	Change in Control Agreement dated August 1, 2016 between Northwest Pipe Company and Aaron Wilkins

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2016

NORTHWEST PIPE COMPANY
By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)