Form 10-K
period 2016-12-31
NORTHWEST PIPE CO
filed 2017-03-09
CIK 1001385

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the Registrant was $88,579,821 as of June 30, 2016 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the Registrant’s common stock as of February 28, 2017 was 9,604,811 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2016 ANNUAL REPORT ON FORM 10-K

 i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include the important factors discussed in Part I — Item 1A. “Risk Factors” of this 2016 Form 10-K. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2016 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Overview

We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located Water Transmission manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments.

We manufacture water infrastructure steel pipe products through our Water Transmission Group, which in 2016, 2015 and 2014 generated approximately 96%, 73% and 59%, respectively, of our Net sales from continuing operations. The Water Transmission Group produces large diameter, high pressure, engineered welded steel pipe products for use in water transmission applications. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions, as well as by drought conditions, which are causing a dwindling water supply from developed water sources. More recently, we have seen a trend towards spending on water infrastructure replacement, repair and upgrade.

In 2016, 2015 and 2014 our Tubular Products Group generated approximately 4%, 27% and 41%, respectively, of our Net sales from continuing operations. We are in the process of exploring the sale of our remaining Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. All of the remaining previously manufactured tubular products inventory was sold by the second quarter of 2016. In recognition of this strategic decision, the discussion in this Part 1 – Item 1. “Business” is focused on the Water Transmission segment.

Recent Business Developments

On October 4, 2016, we completed the sale of our Denver, Colorado facility and recorded a gain on the sale of approximately $7.9 million in the fourth quarter of 2016. Production at the facility concluded in the fourth quarter of 2016, with final shipments and site demobilization concluding in the first quarter of 2017.

Our Industries

Water Transmission. Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (the “EPA”), believe the United States water infrastructure is in critical need of updates, repairs or replacements. In its 2011 Drinking Water Infrastructure Needs Survey and Assessment released in June 2013, the EPA estimated the nation will need to spend $384 billion in infrastructure investments by 2030 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (the “ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their 2013 Report Card for America’s Infrastructure, and in its Failure to Act: Closing the Infrastructure Investment Gap for America’s Economic Future study published in 2016, the ASCE concludes that significant portions of many municipal water systems are 40 to 50 years old and are nearing the end of their useful lives, and estimates there will be $150 billion in capital investment needs for water and wastewater infrastructure by 2025 and $204 billion in capital investment needs by 2040. The American Water Works Association concluded in their 2012 report, Buried No Longer: Confronting America’s Water Infrastructure Challenge, that from 2011 to 2035 more than $1 trillion will be needed to repair and expand drinking water infrastructure.

Within this market, we focus on large diameter, engineered welded steel pipeline systems utilized in water, energy, structural and plant piping applications. Our core market is the large diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the addressable market for the products sold by our Water Transmission Group will be approximately $1.4 billion over the next three years.

A combination of population growth, movement to new population centers, dwindling supplies from developed water sources, substantial underinvestment in water infrastructure over the past several decades and an increasingly stringent regulatory environment are driving demand for water infrastructure projects in the United States. These trends are increasing the need for new water infrastructure as well as the need to upgrade, repair and replace existing water infrastructure. While we believe this offers the potential for increased demand for our water infrastructure products and other products related to water transmission, we also expect that current governmental and public water agency budgetary pressures could impact near-term demand.

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

In addition, many current water supply sources are in danger of being exhausted, as water systems degrade over time and cause failures to the infrastructure. Much of the drinking water infrastructure in major cities was built in the 1950s through 1970s, and the useful lives of component parts of this infrastructure ranges from 15 to 95 years. These aging water and wastewater systems will also drive demand for future investment.

Finally, the increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness towards water issues is expected to contribute to demand in the water infrastructure industry over the next several years as water systems will need to be installed, upgraded and replaced. The 2017 Dodge Construction Outlook forecasts public works construction starts will grow by 6% from 2016 levels.

Federal initiatives to improve the conditions of the aging water infrastructure include a new Water Finance Agency at the EPA and a Rural Opportunity Investment Initiative at the U.S. Department of Agriculture. The U.S. Senate passed the latest Water Resources Development Act, which was included in the Water Infrastructure Improvements for the Nation Act signed by the President in December 2016, which authorizes new infrastructure projects around the country and contains substantive provisions in regards to drinking water infrastructure. Additionally, the EPA announced the availability of approximately $1 billion in credit assistance for water infrastructure projects under the new Water Infrastructure Finance and Innovation Act (“WIFIA”) program. EPA Administrator Gina McCarthy recently announced “WIFIA gives us a new opportunity to provide billions of dollars in low-interest loans to communities to build large infrastructure projects, significantly accelerating investments that benefit our nation’s public health and water security for generations to come.”

In addition to the Federal initiatives, individual states are also taking action. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act (“Proposition 1”). Proposition 1 authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced conveyance, wastewater treatment, drought relief, emergency water supplies and ecosystem and watershed protection and restoration. The State of Texas has earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (SWIFT). This program provides low-interest and deferred loans to state agencies making approved investments in water infrastructure projects. Our strategically located Water Transmission manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Tubular Products. The tubular products industry encompasses a wide variety of products serving a diverse group of end markets. We have been historically active in several of these markets, including energy, construction, agricultural, commercial and industrial systems; however, as discussed in “Overview” above, we are marketing the remaining assets in our Tubular Products business for sale.

Products

Water Transmission. Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products are made to custom specifications for fully engineered, large diameter, high-pressure water infrastructure systems. Other uses include pipe for piling and hydroelectric projects, wastewater treatment plants and other applications. Our primary manufacturing process has the capability to manufacture water transmission pipe in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inch to 1.00 inch. We also have the ability to manufacture even larger and heavier pipe with other processes. We can coat and/or line these products with cement mortar, polyethylene tape, polyurethane paints, epoxies, Pritec® and coal tar enamel according to our customers’ specifications. We maintain fabrication facilities that provide installation contractors with custom fabricated sections as well as straight pipe sections. We typically deliver a complete pipeline system to the installation contractor. We also manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects.

Tubular Products. The tubular products we historically produced at our Atchison, Kansas facility ranged in size from 4.500 inches to 16 inches in diameter with wall thickness from 0.134 inch to 0.375 inch. These products were typically sold to distributors or original equipment manufacturers and were used for a wide variety of applications, including energy, construction, agriculture and other commercial and industrial uses. As discussed in “Overview” above, we are marketing the remaining assets in our Tubular Products business for sale.

Marketing

Water Transmission. The primary customers for water transmission products are installation contractors for projects funded by public water agencies. One customer accounted for 27% of total Net sales in 2016 and 16% of total Net sales from continuing operations in 2014. No customer of our Water Transmission business accounted for 10% or more of our total Net sales in 2015. Our plant locations in Oregon, California, West Virginia, Texas, Missouri, Utah and Mexico, allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our Water Transmission marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages, participate in the engineering and design process, and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Tubular Products. Our tubular products were historically marketed through an in-house sales force, which has been reduced in conjunction with the idling of the Atchison, Kansas facility. Our tubular products were primarily sold to distributors. Our marketing strategy focused on quality, customer service and customer relationships. No customer of our Tubular Products business accounted for more than 10% of our total Net sales in 2016 or 2015. One customer of our Tubular Products business accounted for 10% of our total Net sales from continuing operations in 2014.

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

Tubular Products. Tubular products are manufactured by an electric resistance welded (“ERW”) process in diameters ranging from 4.500 inches to 16 inches. This process begins by unrolling and slitting steel coils into narrower bands sized to the circumference of the finished product. Each band is re-coiled and fed into the material handling equipment at the front end of the ERW mill and fed through a series of rolls that cold-form it into a tubular configuration. The resultant tube is welded by high-frequency electric resistance welders. After exiting the mill, the products are straightened, inspected, tested and end-finished. Certain products are coated.

Technology. Advances in technology help us produce high quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. With the purchase of Permalok Corporation in December 2013, we acquired certain technologies with respect to an interlocking pipe joining system (Permalok®) that provides an alternate joint solution used for connecting steel pipes. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

Quality Assurance. We have quality management systems in place that assure we consistently provide products that meet or exceed customer and applicable regulatory requirements. All of our quality management systems in the United States are registered by the International Organization for Standardization (“ISO”), under a multi-site registration. In addition to ISO qualification, the American Institute of Steel Construction, American Petroleum Institute, American Society for Mechanical Engineers, Factory Mutual, National Sanitation Foundation and Underwriters Laboratory have certified us for specific products or operations. The Quality Assurance department is responsible for monitoring and measuring characteristics of the product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis and finished product final inspection. Product is not released for shipment to our customers until there is verification that all product requirements have been met.

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

Backlog

Our backlog includes confirmed orders, including the balance of projects in process, and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Binding orders received by us may be subject to cancelation or postponement; however, cancelation would generally obligate the customer to pay the costs incurred by us. As of December 31, 2016, the backlog of orders for our Water Transmission Group was approximately $66 million. Binding contracts had been executed for approximately 87% of the Water Transmission backlog as of February 10, 2017. As of December 31, 2015, the backlog of orders for our Water Transmission Group was approximately $116 million. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized.

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

With Water Transmission manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, Utah and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the Water Transmission business in the western United States and southwestern Canada is NOV Ameron, a business unit of National Oilwell Varco, Inc. East of the Rocky Mountains, our primary competition includes: Forterra, Inc. (which was formerly Hanson Pipe & Precast and which acquired U.S. Pipe in 2016), which manufactures ductile iron pipe, concrete pressure pipe and spiral welded steel pipe; and AMERICAN SpiralWeld Pipe Company, LLC, Mid America Pipe Fabricating and Supply Co., Inc. and Jindal Steel and Power Limited, which manufacture spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Tubular Products. The market for our tubular products historically has been highly fragmented and diversified with over 100 manufacturers in the United States alone.

Raw Materials and Supplies

We have historically purchased hot rolled and galvanized steel coil from both domestic and foreign steel mills, however in 2016 all steel purchases were from domestic steel mills. Domestic suppliers include Steel Dynamics, Inc., Nucor Corporation, ArcelorMittal USA LLC, California Steel Industries, Inc., SSAB and United States Steel Corporation. Steel for the Water Transmission business is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

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

Employees

As of January 31, 2017, we had approximately 583 full-time employees. Approximately 66% were salaried and approximately 34% were employed on an hourly basis. All of our employees are non-union, with exception of the hourly employees at our Monterrey, Mexico facility, which represent approximately 7% of our employees. We consider our relations with our employees to be good.

Geographic Information

We sold principally all of our products in the United States and Canada. As of December 31, 2016, all material long-lived assets are located in the United States. See Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K.

Executive Officers of the Registrant

Information regarding our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2016 Form 10 K and is incorporated herein by reference.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2016 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2016 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to Our Business

Our Water Transmission business faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete, ductile iron, polyvinyl chloride (“PVC”) and high density polyethylene (“HDPE”) pipe. Orders in the Water Transmission business are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, the recent increases in capacity have negatively affected our sales, gross margins and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our Water Transmission manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, Utah and Mexico allow us to compete throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity further within our market areas. In February 2017, a competitor announced it was building a new spiral-welded steel pipe mill in California. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins and overall profitability in our Water Transmission business.

Water transmission pipe is manufactured generally from steel, concrete, ductile iron, PVC or HDPE. Each pipe material has advantages and disadvantages. Steel and concrete are more common materials for larger diameter water transmission pipelines because ductile iron pipe generally is limited in diameter due to the manufacturing process. The public agencies and engineers who determine the specifications for water transmission projects analyze these pipe materials for suitability for each project. Individual project circumstances normally dictate the preferred material. If we experience cost increases in raw materials, labor and overhead specific to our industry or the location of our facilities, while competing products or companies do not experience similar changes, we could experience an adverse change in the demand, price and profitability of our products, which could have a material adverse effect on our business, financial position, results of operations or cash flows.

A downturn in government spending related to public water transmission projects would adversely affect our business. Our Water Transmission business accounted for approximately 96% of our Net sales in 2016. Our Water Transmission business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Decreases in the number of, or government funding of, public water transmission projects would adversely affect our business, financial position, results of operations or cash flows.

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations, changes in ability to obtain adequate project funding and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with insufficient notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations or cash flows may be adversely affected by unplanned downtime.

Fluctuations in steel prices may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel from continuing operations was approximately $474 per ton in 2016, $573 per ton in 2015 and $746 per ton in 2014. In 2016, our monthly average steel purchasing costs ranged from a high of approximately $610 per ton to a low of approximately $413 per ton. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows.

Our Water Transmission backlog is subject to reduction and cancelation. Backlog represents products or services that our customers have committed to purchase from us and projects for which we have been notified that we are the successful bidder even though a binding agreement has not been executed. Projects for which a binding contract has not been executed could be canceled. Our backlog of orders for our Water Transmission business was approximately $66 million as of December 31, 2016. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth. We will continue to actively seek to develop new products and to expand our existing products into new markets, but we cannot assure you that we will be successful in these efforts. If we are unsuccessful in developing and marketing new products, expanding into new markets, or we do not obtain or maintain requisite approvals for our products, the demand for our products could be adversely affected, which could adversely affect our business, financial position, results of operations or cash flows.

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

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace injury, exposure to hazardous materials, workers’ compensation and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations or cash flows.

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

Our use of the percentage-of-completion method of accounting includes estimates. Revenue from construction contracts in our Water Transmission business is recognized on the percentage-of-completion method, measured by the costs incurred to date as a percentage of the estimated total costs of each contract (the cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

The estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the variability of events affecting our estimates which have a material impact on our contract accounting, actual results could differ from those estimates, which could adversely affect our financial position, results of operations or cash flows.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon and Houston, Texas facilities as discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Our information technology systems can be negatively affected by cyber security threats. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary, employee and other key information and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

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

Our Tubular Products business faces difficult market conditions. Our Tubular Products business is exposed to the energy markets. Our line pipe products, which serve the energy market, comprise 65%, 58% and 77% of our tons sold in 2016, 2015 and 2014, respectively, for our continuing operations in the Tubular Products Group. Sales of these products are tied to the exploration, development and production of natural gas and oil reserves. Decreasing oil prices, particularly since late 2014, have resulted in weaker demand for our line pipe products. Additionally, the market for our tubular products is over-supplied, driven by high levels of imported product and increased domestic capacity and production in the United States and Canada. The Atchison, Kansas facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. A protracted weak market for our tubular products could adversely affect our business, financial position, results of operations or cash flows.

Our Tubular Products business has incurred past operating losses, and could generate operating losses for an extended period. The Tubular Products business has incurred operating losses in the past, and is likely to do so until the Atchison, Kansas facility is either restarted or sold. Some fixed costs will continue to be incurred while the plant is idled, generating ongoing operating losses. An accumulation of operating losses could result in an impairment of our Tubular Products assets or a loss on the sale of those assets. If the Atchison facility remains idle for an extended period, our business, financial position, results of operations or cash flows could be adversely affected.

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels improve, we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, borrowings under our Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. are limited to the lesser of $60 million or availability under a borrowing base, which is subject to various sublimits and borrowing restrictions as determined under our Agreement. As of December 31, 2016, we had $13.0 million available to borrow under our Agreement. We may not have sufficient availability under our Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations or cash flows.

The restrictions under which we operate as a result of our debt agreements could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2016, we had approximately $0.9 million of capital lease obligations and no outstanding borrowings on our line of credit. However, we could incur borrowings on our line of credit in the future to finance increases in working capital, fund capital expenditures, fund negative operating cash flows or for other corporate purposes. These borrowings could become significant in the future.

Our current and future debt and debt service obligations could:

•	limit our ability to obtain additional financing for working capital or other purposes in the future;

•	reduce the amount of funds available to finance our operations, capital expenditures and other activities;

•	increase our vulnerability to economic downturns, illiquid capital markets and adverse industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition;

•	place us at a disadvantage when compared to our competitors that have less debt; and

•	with respect to our borrowings that bear interest at variable rates, cause us to be vulnerable to increases in interest rates.

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

Disruptions in the financial markets and a general economic slowdown could cause us to be unable to obtain financing and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. The United States equity and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. These events may make it less likely that we will be able to obtain additional financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or equity securities.

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. For the year ended December 31, 2014 a material weakness in our internal control over financial reporting related to goodwill was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements would not be prevented or detected. This material weakness was remediated as of September 30, 2015.

No material weaknesses were identified as of December 31, 2016 or 2015. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The following tables provide certain information about our operating facilities as of December 31, 2016:

Water Transmission Group

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

As of December 31, 2016, we owned all of our Water Transmission facilities except for our Denver, Colorado facility, one of our Saginaw, Texas facilities, our St. Louis facility and our Salt Lake City facility, which are leased. The Denver, Colorado facility was sold on October 4, 2016, and under the sales agreement we leased the property back from the buyer until March 1, 2017. Additionally, land adjacent to our Portland facility used for parking and pipe storage is leased.

Tubular Products Group

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Number and Type of Mills
Atchison, Kansas	106,000	60	2 Electric resistance mills

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.” The price range per share of common stock presented below represents the highest and lowest closing sales prices for our common stock on the Nasdaq during each quarter of the two most recent years.

	Low	High
2016
First Quarter	$7.74	$11.18
Second Quarter	8.56	10.80
Third Quarter	10.59	12.33
Fourth Quarter	11.94	18.77

2015
First Quarter	$22.24	$28.84
Second Quarter	19.94	24.95
Third Quarter	12.65	19.99
Fourth Quarter	10.03	15.43

There were 38 shareholders of record as of February 16, 2017. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. There were no cash dividends declared or paid in fiscal years 2016 or 2015, and we do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (the “Peer Group”) selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The Peer Group is comprised of Mueller Water Products, Inc., Lindsay Corporation and Aegion Corporation.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2011	100.00	100.00	100.00
December 31, 2012	104.37	116.35	165.75
December 31, 2013	165.18	161.52	203.67
December 31, 2014	131.76	169.43	208.34
December 31, 2015	48.95	161.95	185.26
December 31, 2016	75.33	196.45	247.88

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2016 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected consolidated financial data and should be read in conjunction with Part II — Item 8. “Financial Statements and Supplementary Data,” and Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2016 Form 10-K.

The consolidated financial data as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 are derived from our audited Consolidated Financial Statements included in this 2016 Form 10-K. The consolidated financial data as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 are derived from audited Consolidated Financial Statements which are not included in this 2016 Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$156,256	$236,608	$403,298	$359,445	$388,902
Gross profit (loss)	(3,225)	(12,625)	40,576	60,236	59,108
Income (loss) from continuing operations	(9,263)	(29,388)	(6,173)	21,676	17,501
Loss from discontinued operations	-	-	(11,714)	(22,599)	(1,257)
Net income (loss)	$(9,263)	$(29,388)	$(17,887)	$(923)	$16,244

Earnings per Common Share:
Basic - Income (loss) from continuing operations	$(0.97)	$(3.07)	$(0.65)	$2.29	$1.87
Loss from discontinued operations	-	-	(1.23)	(2.39)	(0.14)
Net income (loss) per share	$(0.97)	$(3.07)	$(1.88)	$(0.10)	$1.73

Diluted - Income (loss) from continuing operations	$(0.97)	$(3.07)	$(0.65)	$2.27	$1.85
Loss from discontinued operations	-	-	(1.23)	(2.37)	(0.13)
Net income (loss) per share assuming dilution	$(0.97)	$(3.07)	$(1.88)	$(0.10)	$1.72

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$93,625	$93,709	$165,683	$195,357	$167,392
Total assets	241,555	259,380	351,882	433,459	422,422
Long-term debt and capital lease obligations, less current portion	602	718	45,812	94,241	63,069
Stockholders' equity	209,213	217,560	245,635	261,850	259,432

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I – Item 1A. “Risk Factors” or in other parts of this 2016 Form 10-K.

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located Water Transmission manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced by our Water Transmission Group from several manufacturing facilities, which are located in Portland, Oregon; Denver, Colorado (sold in October 2016); Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 96% of Net sales in 2016.

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

Tubular Products Group. We are in the process of exploring the sale of our remaining Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. All of the remaining previously manufactured tubular products inventory was sold by the second quarter of 2016. Our Tubular Products Group accounted for approximately 4% of Net sales in 2016.

Our Current Economic Environment

We operate our Water Transmission Group with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50-year build out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and increased capacity from competition could impact the Water Transmission Group. Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions. Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs.

Demand for line pipe, the primary product of our Tubular Products Group, is correlated to oil and gas exploration activity in the United States, which is itself correlated to global oil prices. In addition to these macroeconomic factors, we continue to face pressures from significant volumes of foreign imports of tubular products, as well as increased pressures due to recent domestic capacity expansions by our competitors.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Management Estimates:

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, inventories, property and equipment, including depreciation and valuation, goodwill, share-based compensation, income taxes, allowance for doubtful accounts and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our Consolidated Financial Statements.

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

We begin recognizing revenue on a project when persuasive evidence of an arrangement exists, recoverability is reasonably assured and project costs are incurred. Costs may be incurred before we have persuasive evidence of an arrangement. In those cases, if recoverability from that arrangement is probable, the project costs are deferred and revenue recognition is delayed.

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period such losses become known.

Inventories:

Inventories are stated at the lower of cost or market. Determining market value of inventories involves judgments and assumptions, including projecting selling prices and cost of sales. To project market value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. Raw material inventories of steel, stated at cost, are either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as work-in-process and supplies, stated at cost, are on an average cost basis. Finished goods, stated at cost, use the first-in, first-out method of accounting.

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

We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the asset group may not be recoverable. The recoverable value of long-lived assets is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Estimates of future cash flows used in the recoverability test incorporate our own assumptions about the use of the asset group and shall consider all available evidence. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss. This analysis is performed prior to assessing goodwill for impairment. Due to continued difficult market conditions for our Tubular Products business, and our exploration of a sale of this business during this difficult market, it is at least reasonably possible that property and equipment associated with the Tubular Products business will be impaired and/or a loss on disposal incurred at some point in the future.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets:

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Goodwill is recorded for the excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Contingent consideration associated with the combination is calculated and recorded at the date of the acquisition. During the measurement period, which does not exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed as a result of information received regarding the valuation of assets and liabilities after the acquisition date, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

As of December 31, 2016, we have no goodwill assets after recording write-offs in 2014 and 2015 as explained in greater detail below. Prior to those write-offs, goodwill was reviewed for impairment annually as of December 31 or when events occurred or circumstances changed that indicated goodwill may be impaired. We tested goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Our reporting units are equivalent to our operating segments as the individual components meet the criteria for aggregation.

Fair value of goodwill is first evaluated under a qualitative approach which takes into account industry and market conditions, cost factors, overall financial performance and other relevant entity specific events and changes. In the evaluation of our operating segments, we look at the long-term prospects for the reporting units and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment. If this analysis determines that it is more likely than not that the fair value of goodwill is above its carrying value, no further analysis is required. Alternatively, we may choose to unconditionally bypass the qualitative analysis in favor of a two-step quantitative impairment test.

The first step of this analysis calculates the business enterprise value of the reporting unit by using a combination of income and market approaches. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or earnings before interest, tax, depreciation and amortization. We utilize a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of direct comparable entities for which relevant multiples are available. If the carrying value of the reporting unit exceeds its calculated enterprise value, then we continue to assess the fair value of individual assets and liabilities, other than goodwill. The difference between the reporting unit enterprise value and the fair value of its identifiable net assets is the implied fair value of the reporting unit’s goodwill. A goodwill impairment loss is recorded for the difference between the implied fair value and its carrying value.

Goodwill of $4.4 million related to the sale of our discontinued oil country tubular goods (“OCTG”) business in March 2014 was written off as part of the loss on sale of business.

Goodwill related to our Tubular Products Group of $16.1 million was evaluated using a quantitative impairment test as of December 31, 2014. We concluded that there was no implied fair value of the Tubular Products Group goodwill and that it should be completely written off as of December 31, 2014.

Goodwill related to our Water Transmission Group of $5.3 million was evaluated using a quantitative impairment test as of June 30, 2015, due to declining Water Transmission market conditions. We concluded that there was no implied fair value of the Water Transmission Group goodwill and that it should be completely written off as of June 30, 2015.

Share-based Compensation:

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

We estimate the fair value of restricted stock units and performance share awards (“PSAs”) using the value of our stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

Income Taxes:

We account for income taxes using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized tax benefits or valuation allowances and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

We record income tax reserves for federal, state, local and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. We assess our income tax positions and record income tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that an income tax benefit will be sustained, we have recorded the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that an income tax benefit will be sustained, no income tax benefit has been recognized in the Consolidated Financial Statements.

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is established by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing or other events. We believe the reported allowances as of December 31, 2016 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expense being recorded for the period in which such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses from continuing operations expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations and Net sales of our business segments.

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales:
Water Transmission	$149,387	95.6%	$173,160	73.2%	$238,545	59.1%
Tubular Products	6,869	4.4	63,448	26.8	164,753	40.9
Total net sales	156,256	100.0	236,608	100.0	403,298	100.0
Cost of sales	159,481	102.1	249,233	105.3	362,722	89.9
Gross profit (loss)	(3,225)	(2.1)	(12,625)	(5.3)	40,576	10.1
Selling, general and administrative expense	17,178	11.0	22,303	9.5	24,316	6.0
Impairment of goodwill	-	0.0	5,282	2.2	16,066	4.0
Gain on sale of facility	(7,860)	(5.0)	-	0.0	-	0.0
Restructuring expense	990	0.6	-	0.0	-	0.0
Operating income (loss)	(13,533)	(8.7)	(40,210)	(17.0)	194	0.1
Other income	23	0.0	88	0.0	108	0.0
Interest income	14	0.0	173	0.1	466	0.1
Interest expense	(523)	(0.3)	(1,390)	(0.6)	(2,290)	(0.6)
Loss before income taxes	(14,019)	(9.0)	(41,339)	(17.5)	(1,522)	(0.4)
Income tax expense (benefit)	(4,756)	(3.0)	(11,951)	(5.1)	4,651	1.1
Loss from continuing operations	(9,263)	(6.0)	(29,388)	(12.4)	(6,173)	(1.5)
Discontinued operations:
Loss from operations of discontinued business	-	0.0	-	0.0	(2,151)	(0.5)
Loss on sale of business	-	0.0	-	0.0	(13,497)	(3.4)
Income tax benefit	-	0.0	-	0.0	(3,934)	(1.0)
Loss on discontinued operations	-	0.0	-	0.0	(11,714)	(2.9)

Net loss	$(9,263)	(6.0)%	$(29,388)	(12.4)%	$(17,887)	(4.4)%

Segment gross profit (loss) as a percentage of segment net sales:
Water Transmission		(0.2)%		0.3%		16.6%
Tubular Products		(42.3)		(20.9)		0.6

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

As discussed above, we are in the process of exploring the sale of our remaining Tubular Products business, and we operated the Atchison, Kansas facility at reduced levels from April 2015 to January 2016, at which time we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. All of the remaining previously manufactured tubular products inventory was sold by the second quarter of 2016. In recognition of this strategic decision, the discussion below is focused on the Water Transmission segment.

Net sales. Net sales decreased by $80.3 million to $156.3 million in 2016 from $236.6 million in 2015. One customer accounted for 27% of total Net sales in 2016. There were no customers accounting for 10% of Net sales in 2015.

Water Transmission sales decreased 13.7% to $149.4 million in 2016 from $173.2 million in 2015. The decrease in Water Transmission sales was due to a 27% decrease in average selling price per ton offset in part by a 19% increase in tons produced. The decrease in selling prices per ton was due to a 15% decrease in steel costs per ton and increased competition, as well as a change in product mix. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross loss decreased 74.5% to a $3.2 million gross loss (negative 2.1% of total Net sales) in 2016 from a $12.6 million gross loss (negative 5.3% of total Net sales) in 2015.

Water Transmission gross profit decreased 152.3% to a $0.3 million gross loss (negative 0.2% of segment Net sales) in 2016 from $0.6 million gross profit (0.3% of segment Net sales) in 2015. The decrease in Water Transmission gross profit was due to the significant competition that we have experienced on our project bids, which has led to decreased selling prices, combined with the mix of projects produced in the year.

Selling, general and administrative expense. Selling, general and administrative expense decreased 23.0% to $17.2 million (11.0% of Net sales) in 2016 from $22.3 million (9.5% of Net sales) in 2015. The decrease was due primarily to $2.6 million in lower wages and benefits due to lower headcount and a $1.8 million decrease in professional fees.

Gain on sale of facility. On October 4, 2016, we completed the sale of our Denver, Colorado facility and recorded a gain on the sale of $7.9 million in the fourth quarter of 2016.

Restructuring expense. In response to adverse market conditions, the decision was made in the second quarter of 2016 to close the Denver, Colorado facility (part of our Water Transmission segment) and sell the property. We incurred restructuring expenses of $1.0 million during the year ended December 31, 2016, which includes employee severance and termination related restructuring expenses of $0.5 million and expense related to demobilization activities of $0.5 million.

Interest expense. Interest expense decreased to $0.5 million in 2016 from $1.4 million in 2015. The decrease was a result of a decrease in borrowings under the line of credit and capital leases in 2016 compared to 2015. Interest expense in 2015 included the write-off of unamortized financing costs totaling $0.4 million associated with the termination of a bank line of credit agreement.

Income taxes. The Income tax benefit was $4.8 million in 2016 (an effective income tax benefit rate of 33.9%) compared to an Income tax benefit of $12.0 million in 2015 (an effective income tax benefit rate of 28.9%). The effective income tax benefit rate for 2015 includes the impact of the recognition of research and development tax credits (which increased the effective income tax benefit rate) as well as non-deductibility of expense related to the impairment of goodwill and the valuation allowance recorded (both of which decreased the effective income tax benefit rate). The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

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

Water Transmission sales decreased 27.4% to $173.2 million in 2015 from $238.5 million in 2014. The decrease in Net sales was due to a 16% decrease in tons produced and a 14% decrease in average selling price per ton. The decrease in tons produced was due to reduced demand and project timing during 2015 compared to 2014. The decrease in selling prices per ton was due in part to a very competitive bidding environment, and in part to a 23% decrease in steel costs per ton. Lower material costs generally lead to lower contract values and, therefore, lower net sales as contractors and municipalities are aware of the input costs and market conditions. The lower selling prices in 2015 were partially offset by a change in product mix, which included more downstream fabrication work. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

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

Gross profit (loss). Gross profit from continuing operations decreased 131.1% to a $12.6 million gross loss (negative 5.3% of total Net sales from continuing operations) in 2015 from a $40.6 million gross profit (10.1% of total Net sales from continuing operations) in 2014.

Water Transmission gross profit decreased 98.5% to $0.6 million (0.3% of segment Net sales) in 2015 from $39.6 million (16.6% of segment Net sales) in 2014. The decrease in gross profit was primarily due to the impact of significant competition on project bids and the mix of projects produced. Another significant factor in the decrease in gross profit in 2015 was the decreased volume described above, which had a negative effect on the fixed portion of our cost of goods sold as a percent of sales. Also, rapidly decreasing coil costs caused us to take an additional $1.1 million of lower of cost or market inventory adjustments in 2015.

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

Selling, general and administrative expense. Selling, general and administrative expense decreased 8.3%, to $22.3 million (9.5% of Net sales from continuing operations) in 2015 from $24.3 million (6.0% of Net sales from continuing operations) in 2014. The decrease of $2.0 million compared to the prior year was primarily due to lower wages, incentive compensation and benefits of $2.1 million and a $0.9 million reduction in travel, entertainment and other administrative expenses, partially offset by a $0.9 million increase in professional and outside services primarily related to legal and auditing expenses.

Impairment of goodwill. Goodwill related to our Water Transmission segment of $5.3 million was evaluated for impairment in the second quarter of 2015 due to then current market conditions. We concluded that the business enterprise value of the Water Transmission segment was less than its carrying amount as of June 30, and engaged a consultant to assist us in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Water Transmission segment goodwill was written off. In the fourth quarter of 2014, goodwill related to our Tubular Products segment of $16.1 million was evaluated for impairment due to the significant decrease in crude oil prices in December 2014. We concluded that the business enterprise value of the Tubular Products segment was less than its carrying amount as of December 31, and engaged a consultant to assist us in calculating implied fair value of goodwill for the reporting unit. As a result of that analysis, the entire balance of Tubular Products segment goodwill was written off in 2014.

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

Income taxes. The Income tax benefit was $12.0 million in 2015, an effective income tax benefit rate of 28.9%. The effective income tax rate for 2015 included the recognition of $2.5 million of research and development tax credits for 2014 based on a study completed in 2015. Additionally in 2015, after considering the guidance for accounting for income taxes, and weighing the positive and negative evidence including our recent history of cumulative losses, we recorded a $5.2 million valuation allowance on a portion of our deferred income tax assets, primarily related to federal and state income tax credits and state net operating loss carry forwards. Another factor reducing the effective income tax benefit rate in 2015 was the $5.3 million impairment of Water Transmission goodwill we recorded, which is not deductible for income tax purposes.

Despite a Loss before income taxes from continuing operations of $1.5 million in 2014, Income tax expense from continuing operations was $4.7 million. The effective income tax rate for 2014 was negatively affected by the $16.1 million impairment of Tubular Products goodwill we recorded, which is not deductible for income tax purposes; therefore, we did not record any income tax benefit for the charge.

Our effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to pre-tax income or loss. In 2015, the impact of the recognition of research and development tax credits increased the effective income tax benefit rate, while the non-deductibility of expense related to the impairment of goodwill and deferred income tax valuation allowances recorded decreased the effective income tax benefit rate. Accordingly, the comparison of effective income tax rates between periods is not necessarily meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our Loan and Security Agreement with Bank of America, N.A. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014 are presented in our Consolidated Statements of Cash Flows contained in this 2016 Form 10-K, and are further discussed below. The 2014 Consolidated Statement of Cash Flows includes discontinued operations.

As of December 31, 2016, our working capital (current assets minus current liabilities) was $93.6 million compared to $93.7 million as of December 31, 2015. Cash and cash equivalents totaled $21.8 million and $10.3 million as of December 31, 2016 and 2015, respectively. There were no borrowings under our Agreement as of December 31, 2016 and 2015.

Fluctuations in our working capital accounts result from timing differences between production, shipment, invoicing and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. Our revenues in the Water Transmission segment are recognized on a percentage-of-completion method; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in 2016 was $1.5 million. This was primarily the result of our net loss adjusted for noncash charges of $9.4 million for depreciation offset by $7.9 million for the gain on sale of facility and the net positive cash flow effect of a decrease in our working capital accounts, other than cash and cash equivalents. The decreases consisted primarily of the reduction in our Tubular Products inventories following the idling of the Atchison, Kansas facility in January 2016 and income tax refunds received during the year. These were partially offset by a reduction in Accrued liabilities stemming from fewer loss margin job reserves than the prior year.

Net cash provided by operating activities in 2015 was $55.2 million. This was primarily the result of our net loss adjusted for noncash charges of $9.1 million for depreciation and $5.3 million for impairment of goodwill, and the net positive cash flow effect of a decrease in our working capital of $72.0 million. The decrease in working capital was primarily driven by decreases in accounts receivable of $26.8 million and inventories of $43.7 million, partially offset by a net decrease in accounts payable and accrued liabilities of $5.2 million.

Net cash provided by operating activities in 2014 was $35.0 million. This was primarily the result of our net loss, adjusted by noncash charges of $16.1 million for goodwill impairment, $13.6 million for depreciation and the positive cash flow effect of a decrease in working capital.

Net Cash Provided by Investing Activities

Net cash provided by investing activities in 2016 was $11.7 million. This was primarily due to net proceeds of $13.9 million received from the sale of our Denver, Colorado facility on October 4, 2016. Capital expenditures of $2.3 million in 2016 were primarily standard capital replacement. Capital expenditures in 2017 are expected to be approximately $6 million for standard capital replacement.

Net cash provided by investing activities in 2015 was $3.1 million. Capital expenditures of $8.5 million in 2015 were primarily standard capital replacement. Offsetting the cash used for additions to property plant and equipment was $4.3 million provided by an escrow that was released to us in April 2015 related to the March 2014 disposition of the OCTG business and $7.2 million collected on a note receivable.

Net cash provided by investing activities in 2014 was $15.5 million, primarily due to net proceeds of $29.8 million received from the sale of substantially all of the assets and liabilities associated with the OCTG business, partially offset by capital expenditures of $14.3 million. Capital expenditures in 2014 included $2.5 million for the replacement of the existing front end of our 16 inch mill and $1.8 million for a new hydro tester at our Atchison, Kansas facility. Net cash used for investing activities for discontinued operations in 2014 was not material.

Net Cash Used in Financing Activities

Net cash used in financing activities in 2016 was $1.7 million, primarily from the payment of contingent consideration in January 2016 for amounts earned on 2015 revenues of Permalok Corporation.

Net cash used in financing activities in 2015 was $48.5 million, which resulted primarily from net repayments under our line of credit and capital lease payments totaling $47.8 million.

Net cash used in financing activities in 2014 was $50.6 million, which resulted primarily from net repayments under our line of credit, long-term debt and capital lease payments totaling $49.9 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

Borrowings on Line of Credit

As of December 31, 2016, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under our Loan and Security Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of December 31, 2016, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $13.0 million, net of outstanding letters of credit, under the Agreement as of December 31, 2016. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2017.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2016 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$927	$325	$454	$148	$-
Operating leases	7,265	2,427	2,210	1,283	1,345
Contingent consideration	84	84	-	-	-
Interest payments (1)	70	33	33	4	-
Total obligations (2) (3)	$8,346	$2,869	$2,697	$1,435	$1,345

(1)	These amounts represent estimated future interest payments related to our capitalized leases.

(2)

Excludes liabilities associated with our pension and our deferred compensation plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2016, liabilities associated with our pension and deferred compensation plan are $1.9 million and $6.2 million, respectively and are recorded in Other long-term liabilities in the Consolidated Balance Sheets.

(3)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $4.9 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K.

We also have entered into letters of credit that total approximately $2.0 million as of December 31, 2016. The letters of credit relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting our company, see Note 2 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2016 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risks affecting our business relate to our exposure to commodity risk, interest rate risk and foreign currency exchange rate risk.

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

Steel comprises approximately 25% to 35% of Water Transmission project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is awarded.

As a result of our decision to idle our Tubular Products facility, our steel inventories are significantly reduced from normal operating levels and our steel commodity price exposure as of December 31, 2016 is not material.

Interest Rate Risk

As of December 31, 2016 and 2015, we had no debt outstanding accruing interest at a variable rate. Our capital leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt over the past two years, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our Interest expense in either year.

Foreign Currency Exchange Rate Risk

We transact business in various foreign countries, and from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. These contracts are not used for trading or for speculative purposes. Foreign currency forward contracts are consistent with our strategy for financial risk management and have maturities generally less than one year. As of December 31, 2016, the total notional amount of these derivative contracts was $4.3 million (CAD$5.8 million), of which we applied hedge accounting to $3.4 million (CAD$4.5 million). As of December 31, 2016, all of our contracts had a remaining maturity of less than twelve months. As of December 31, 2015, the total notional amount of our derivative contracts was $6.3 million (CAD$8.7 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2016 or 2015 Net sales.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-29 at the end of this 2016 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included in Note 20 of the Notes to Consolidated Financial Statements.

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

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on their evaluation, as of December 31, 2016, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance.

Name	Age	Current Position with Company
Scott Montross	52	Director, President and Chief Executive Officer
Robin Gantt	45	Senior Vice President, Chief Financial Officer and Corporate Secretary
Martin Dana	51	Executive Vice President, Sales and Marketing
William Smith	61	Executive Vice President, Operations
Aaron Wilkins	42	Vice President of Finance and Corporate Controller

Scott Montross has served as our Director, President and CEO since January 1, 2013. Mr. Montross joined Northwest Pipe Company (the “Company”) in May 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational and planning responsibilities and has spent a total of 24 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for EVRAZ Inc. NA's Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of EVRAZ Inc. NA from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2006 and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Robin Gantt has served as our Senior Vice President and CFO since January 2011 and Corporate Secretary since June 2015, after joining the Company in July 2010. Ms. Gantt served as the CFO and Treasurer of EVRAZ Inc. NA from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became EVRAZ Inc. NA after its acquisition by Evraz Group S.A. in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed to Controller in 2005.

Martin Dana has served as our Executive Vice President, Sales and Marketing since April 2014. Previous positions at the Company held by Mr. Dana include Executive Vice President, Tubular Products Group, Vice President of Operations for Tubular Products, Vice President of Sales and Marketing for the Water Transmission Group and other management and Vice President level positions since joining the Company in 1999. Prior to joining the Company, Mr. Dana held positions at Oregon Steel Mills, Inc.

William Smith has served as our Executive Vice President, Operations since April 2014. Prior to that, Mr. Smith served as our Executive Vice President, Water Transmission Group and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 40-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe and LB Foster.

Aaron Wilkins has served as our Corporate Controller since March 2014 and was named Vice President of Finance and Corporate Controller in September 2016. Prior to joining the Company, Mr. Wilkins served two years as CFO of Omega Morgan, an industrial moving and transportation company. Prior to that, Mr. Wilkins served seven years with Oregon Steel Mills, Inc. and then EVRAZ Inc. NA holding several finance and accounting positions including Corporate Controller and Assistant Treasurer and Director of Finance of EVRAZ Inc. NA’s Flat Products Group.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2016 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions Nominating and Governance Committee, Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2016, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)
Equity compensation plans approved by security holders	247,791	$24.97	557,098
Equity compensation plans not approved by security holders (3)	-	-	-
Total	247,791	$24.97	557,098

(1)

Consists of our 2007 Stock Incentive Plan and the 1995 Stock Option Plan for Nonemployee directors. Approximately 47,000 PSAs have been included at a target level. The vesting of these awards is subject to the achievement of specific performance-based or market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

(2)

The weighted average exercise price set forth in this column is calculated excluding outstanding restricted stock units and PSAs, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2017 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The Consolidated Financial Statements, together with the reports thereon of Moss Adams LLP and PricewaterhouseCoopers LLP are included on the pages indicated below.

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

3.5	Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2016

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

10.4

Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012*

10.5

Form of grant of restricted stock units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.6

Form of grant of performance share units by Northwest Pipe Company to certain Named Officers, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 6, 2013*

10.7

Northwest Pipe Company 2014 Short Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014*

10.8

Executive Employment Agreement between Northwest Pipe Company and Gary A. Stokes, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2014*

10.9	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.10	Form of Performance Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.11

Northwest Pipe Company 2015 Short Term Incentive Plan dated February 26, 2015, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015*

Exhibit Number	Description
10.12

Loan and Security Agreement dated October 26, 2015, among Northwest Pipe Company, Permalok Corporation and Bank of America, N.A., incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2015

10.13	Form of Long Term Incentive Plan Agreement, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2016*

10.14

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.15

Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and each of Robin Gantt, Martin Dana and Bill Smith dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.16

Amendment Number One to Loan and Security Agreement dated October 19, 2016, by and between Northwest Pipe Company and Permalok Corporation, individually and collectively as borrower, and Bank of America, N.A., as agent and lender, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016

10.17

Change in Control Agreement between Northwest Pipe Company and Aaron Wilkins dated as of August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 2, 2016*

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

We have audited the accompanying consolidated balance sheet of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. Our audit also included the financial statement schedule for the year ended December 31, 2016, listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Pipe Company and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule for the year ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Northwest Pipe Company and subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Portland, Oregon

March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 4, 2016

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Net sales	$156,256	$236,608	$403,298
Cost of sales	159,481	249,233	362,722
Gross profit (loss)	(3,225)	(12,625)	40,576
Selling, general and administrative expense	17,178	22,303	24,316
Impairment of goodwill	-	5,282	16,066
Gain on sale of facility	(7,860)	-	-
Restructuring expense	990	-	-
Operating income (loss)	(13,533)	(40,210)	194
Other income	23	88	108
Interest income	14	173	466
Interest expense	(523)	(1,390)	(2,290)
Loss before income taxes	(14,019)	(41,339)	(1,522)
Income tax expense (benefit)	(4,756)	(11,951)	4,651
Loss from continuing operations	(9,263)	(29,388)	(6,173)
Discontinued operations:
Loss from operations of discontinued business	-	-	(2,151)
Loss on sale of business	-	-	(13,497)
Income tax benefit	-	-	(3,934)
Loss on discontinued operations	-	-	(11,714)

Net loss	$(9,263)	$(29,388)	$(17,887)

Basic and diluted loss per share:
Continuing operations	$(0.97)	$(3.07)	$(0.65)
Discontinued operations	-	-	(1.23)
Net loss per share	$(0.97)	$(3.07)	$(1.88)
Shares used in per share calculations:
Basic and diluted	9,588	9,560	9,515

The accompanying notes are an integral part of these consolidated financial statements.

 NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	$(9,263)	$(29,388)	$(17,887)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	131	238	(587)
Unrealized gain (loss) on cash flow hedges	(76)	57	15
Other comprehensive income (loss), net of tax	55	295	(572)
Comprehensive loss	$(9,208)	$(29,093)	$(18,459)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,829	$10,309
Trade and other receivables, less allowance for doubtful accounts of $515 and $751	25,555	27,567
Costs and estimated earnings in excess of billings on uncompleted contracts	43,663	42,592
Inventories	19,037	29,475
Refundable income taxes	159	3,413
Prepaid expenses and other	1,937	1,923
Total current assets	112,180	115,279
Property and equipment, net	118,101	131,848
Other assets	11,274	12,253
Total assets	$241,555	$259,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,267	$4,739
Accrued liabilities	10,925	15,971
Billings in excess of costs and estimated earnings on uncompleted contracts	2,038	520
Current portion of capital lease obligations	325	340
Total current liabilities	18,555	21,570
Capital lease obligations, less current portion	602	718
Deferred income taxes	1,282	5,124
Other long-term liabilities	11,903	14,408
Total liabilities	32,342	41,820

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,601,011 and 9,564,752 shares issued and outstanding	96	96
Additional paid-in-capital	118,680	117,819
Retained earnings	91,920	101,183
Accumulated other comprehensive loss	(1,483)	(1,538)
Total stockholders’ equity	209,213	217,560
Total liabilities and stockholders’ equity	$241,555	$259,380

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2013	9,449,299	$94	$114,559	$148,458	$(1,261)	$261,850
Net loss	-	-	-	(17,887)	-	(17,887)
Other comprehensive income (loss):
Foreign currency cash flow hedge, net of tax expense of $9	-	-	-	-	15	15
Pension liability adjustment, net of tax benefit of $285	-	-	-	-	(587)	(587)
Issuance of common stock under stock compensation plans	70,768	1	(1,256)	-	-	(1,255)
Tax benefit from stock compensation plans	-	-	553	-	-	553
Share-based compensation expense	-	-	2,946	-	-	2,946
Balances, December 31, 2014	9,520,067	95	116,802	130,571	(1,833)	245,635
Net loss	-	-	-	(29,388)	-	(29,388)
Other comprehensive income:
Foreign currency cash flow hedge, net of tax expense of $34	-	-	-	-	57	57
Pension liability adjustment, net of tax expense of $237	-	-	-	-	238	238
Issuance of common stock under stock compensation plans	44,685	1	(424)	-	-	(423)
Tax benefit from stock compensation plans	-	-	19	-	-	19
Tax deficiency from stock compensation plans	-	-	(352)	-	-	(352)
Share-based compensation expense	-	-	1,774	-	-	1,774
Balances, December 31, 2015	9,564,752	96	117,819	101,183	(1,538)	217,560
Net loss	-	-	-	(9,263)	-	(9,263)
Other comprehensive income (loss):
Foreign currency cash flow hedge, net of tax benefit of $43	-	-	-	-	(76)	(76)
Pension liability adjustment, net of tax expense of $82	-	-	-	-	131	131
Issuance of common stock under stock compensation plans	36,259	-	(31)	-	-	(31)
Tax deficiency from stock compensation plans	-	-	(909)	-	-	(909)
Share-based compensation expense	-	-	1,801	-	-	1,801
Balances, December 31, 2016	9,601,011	$96	$118,680	$91,920	$(1,483)	$209,213

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(9,263)	$(29,388)	$(17,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and capital lease amortization	9,446	9,092	13,606
Impairment of goodwill	-	5,282	16,066
Loss on sale of business	-	-	13,497
Gain on sale of facility	(7,860)	-	-
Amortization of intangible assets	523	523	540
Amortization of debt issuance costs	166	598	377
Provision for doubtful accounts	295	(4)	70
Deferred income taxes	(4,750)	(3,560)	2,894
Loss on disposal of property and equipment	20	105	489
Share-based compensation expense	1,801	1,774	2,946
Excess tax benefit from stock compensation plans	-	(19)	(553)
Adjustments to contingent consideration	(1,657)	(211)	(1,746)
Unrealized loss (gain) on foreign currency forward contracts	170	295	(13)
Other, net	-	-	25
Changes in operating assets and liabilities:
Trade and other receivables	2,122	26,780	7,984
Insurance settlements	-	2,625	-
Costs and estimated earnings in excess of billings on uncompleted contracts, net	447	940	4,088
Inventories	10,488	43,695	6,039
Refundable income taxes	3,254	1,285	(3,405)
Prepaid expenses and other assets	(11)	896	754
Accounts payable	866	(9,894)	(5,273)
Deferred revenue	-	(271)	(4,573)
Accrued and other liabilities	(4,538)	4,663	(881)
Net cash provided by operating activities	1,519	55,206	35,044
Cash flows from investing activities:
Additions to property and equipment	(2,292)	(8,515)	(14,289)
Proceeds from sale of business	-	4,300	29,791
Proceeds from sale of facility	13,914	-	-
Proceeds from sale of property and equipment	33	55	8
Collections on notes receivable	-	7,219	56
Other investing activities	-	-	(25)
Net cash provided by investing activities	11,655	3,059	15,541
Cash flows from financing activities:
Proceeds from issuance of common stock	-	1	28
Tax withholdings related to net share settlements of restricted share and performance share awards	(31)	(424)	(1,283)
Excess tax benefit from stock compensation plans	-	19	553
Payments on long-term debt	-	-	(6,357)
Borrowings on line of credit	-	79,250	230,581
Repayments on line of credit	-	(124,837)	(272,913)
Payments of debt issuance costs	-	(302)	-
Payments on capital lease obligations	(390)	(2,190)	(1,255)
Payments of contingent consideration	(1,233)	-	-
Net cash used in financing activities	(1,654)	(48,483)	(50,646)
Change in cash and cash equivalents	11,520	9,782	(61)

Cash and cash equivalents, beginning of period	10,309	527	588

Cash and cash equivalents, end of period	$21,829	$10,309	$527

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$283	$846	$2,271
Cash (received) paid during the period for income taxes (net of refunds of $3,427, $7,949 and $393)	$(3,322)	$(7,743)	$1,982
Noncash investing and financing activities:
Accrued property and equipment purchases	$59	$397	$1,243
Capital lease additions	$259	$854	$804

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) operates in two business segments, Water Transmission and Tubular Products.

The Water Transmission segment primarily produces steel pipeline systems for use in drinking water infrastructure and has manufacturing facilities located in Portland, Oregon; Denver, Colorado (sold in October 2016); Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah and Monterrey, Mexico.

The Tubular Products segment primarily produces steel line pipe products for energy applications and has a manufacturing facility located in Atchison, Kansas. The Atchison facility operated at reduced levels from April 2015 to January 2016, when the Company idled the facility until market conditions improve or a sale is completed.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates all of its estimates, including those related to allowance for doubtful accounts, inventories, long-lived assets (including depreciation and amortization), revenue recognition, share-based compensation, income taxes and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

On March 30, 2014, the Company completed the sale of substantially all of the assets and liabilities associated with its oil country tubular goods (“OCTG”) business, as discussed in more detail below. The Company’s results of operations for its disposed OCTG business have been presented as discontinued operations for all periods presented in the Consolidated Statements of Operations.

Lucid Energy Inc. (“Lucid”), over which the Company exercises significant influence but does not control, is accounted for under the cost method of accounting. Lucid is a clean energy company based in Portland, Oregon. The carrying value of this investment is $0 as of December 31, 2016 and 2015 due to a history of net losses by Lucid.

Disposal of OCTG Business

On March 30, 2014, the Company completed the sale of substantially all of the assets and liabilities associated with its OCTG business, which was conducted by the Company at its manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. These facilities were previously included in the Company’s Tubular Products Group. Total consideration of $42.7 million was paid by the buyer, resulting in a loss on sale of $13.5 million. The calculation of the loss on sale included a write down of $4.4 million of goodwill. Of the proceeds received, $4.3 million was placed in escrow to secure the Company’s indemnification obligations under the purchase agreement, $5.0 million was used to repay capital leases related to and secured by certain assets at the Bossier City, Louisiana manufacturing facility, $1.8 million was used to pay for transaction costs and $1.8 million was used to pay a net working capital adjustment made in September 2014, resulting in net proceeds of $29.8 million. In April 2015, the $4.3 million escrow was released to the Company.

The table below presents the operating results for the Company’s discontinued operations (in thousands). These operating results for the year ended December 31, 2014 do not necessarily reflect what they would have been had the OCTG business not been classified as a discontinued operation.

Net sales	$22,225
Cost of sales	23,881
Gross loss	(1,656)
Selling, general and administrative expense	396
Operating loss	(2,052)
Loss on sale of business	(13,497)
Interest expense	(99)
Loss before income taxes	(15,648)
Income tax benefit	(3,934)
Loss on discontinued operations	$(11,714)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a “book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statement of Cash Flows. The Company had no book overdraft as of December 31, 2016 and 2015.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the Consolidated Balance Sheet net of doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances as of December 31, 2016 and 2015 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

Inventories are stated at the lower of cost or market. Raw material inventories of steel, stated at cost, are either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as work-in-process and supplies, stated at cost, are on an average cost basis. Finished goods, stated at cost, use the first-in, first-out method of accounting.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15 – 30 years); Buildings (20 – 40 years); and Machinery and equipment (3 – 30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

The Company assesses impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the asset or asset group(s) may not be recoverable. The asset group is the lowest level at which identifiable cash flows are largely independent of the cash flows of other groups of assets or liabilities. The recoverable value of a long-lived asset group is determined by estimating future undiscounted cash flows using assumptions about the expected future operating performance of the Company.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the assigned fair values of the net assets in connection with an acquisition. Goodwill is reviewed for impairment annually as of December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company’s reporting units are equivalent to its operating segments as the individual components meet the criteria for aggregation. As of December 31, 2016, the Company’s goodwill was fully impaired.

In evaluating goodwill, the Company looks at the long-term prospects for the reporting unit and recognizes that current performance may not be the best indicator of future prospects or value, which requires management judgment. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or earnings before interest, taxes, depreciation and amortization. The Company utilizes a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of comparable entities for which relevant multiples are available. If the carrying value of the reporting unit exceeds its calculated enterprise value, then the Company continues to assess the fair value of individual assets and liabilities, other than goodwill. The difference between the reporting unit enterprise value and the fair value of its identifiable net assets is the implied fair value of the reporting unit’s goodwill. A goodwill impairment loss is recorded for the difference between the implied fair value and its carrying value.

Intangible assets consist primarily of customer relationships, patents and trade names and trademarks recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 3 to 15 years.

See Note 6, “Goodwill and Intangible Assets” for further discussion of the Company’s goodwill and intangible asset balances.

Workers Compensation

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2016, workers compensation reserves of $3.4 million were recorded, of which $0.6 million was included in Accrued liabilities and $2.8 million was included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued liabilities:
Accrued vacation payable	$2,313	$3,029
Reserves for expected losses on uncompleted contracts	1,409	5,933
Litigation accrual	1,750	-
Accrued property taxes	1,096	1,280
Contingent consideration payable	84	1,211
Other	4,273	4,518
Total accrued liabilities	$10,925	$15,971

Pension Benefits

The Company has two defined benefit pension plans that have been frozen since 2001. The Company funds these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management uses estimates relating to investment returns, mortality and discount rates. Management reviews all of these assumptions on an annual basis.

Derivative Instruments

The Company conducts business in foreign countries, and from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with the Company’s strategy for financial risk management. The Company utilizes cash flow hedge accounting treatment for qualifying foreign currency forward contracts. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value at each balance sheet date and resulting gains and losses are recognized in net income (loss).

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

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are made in the period such losses are known.

Revenue from the Company’s Tubular Products Group is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collectability is reasonably assured. Deferred revenue is recorded when the manufacturing process is complete and customers are invoiced prior to physical delivery of the product.

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

The Company estimates the fair value of restricted stock units (“RSUs”) and performance share awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model requires the use of subjective and complex assumptions including the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s and a comparator group of companies’ stock over the most recent historical period equivalent to the expected life. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

See Note 12, “Share-based Compensation” for further discussion of the Company’s share-based compensation.

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of the provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized income tax benefits or valuation allowances and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

The Company records income tax reserves for federal, state, local and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. The Company assesses income tax positions and records income tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that an income tax benefit will be sustained, the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information has been recorded. For those income tax positions where it is not more-likely-than-not that an income tax benefit will be sustained, no income tax benefit has been recognized in the Consolidated Financial Statements.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. For further information, refer to Note 16, “Accumulated Other Comprehensive Loss.”

Loss per Share

Loss per basic and diluted weighted average common shares outstanding was calculated as follows for the years ended December 31 (in thousands, except per share data):

	2016	2015	2014

Loss from continuing operations	$(9,263)	$(29,388)	$(6,173)
Loss from discontinued operations	-	-	(11,714)
Net loss	$(9,263)	$(29,388)	$(17,887)

Basic weighted-average common shares outstanding	9,588	9,560	9,515
Effect of potentially dilutive common shares(1)	-	-	-
Diluted weighted-average common shares outstanding	9,588	9,560	9,515

Loss per basic and diluted common share:
Continuing operations	$(0.97)	$(3.07)	$(0.65)
Discontinued operations	-	-	(1.23)
Total	$(0.97)	$(3.07)	$(1.88)

Antidilutive shares excluded from net loss per diluted common share calculation	27	52	65

(1)	Represents the effect of the assumed exercise of stock options and the vesting of restricted stock units and performance share awards, based on the treasury stock method.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. As of December 31, 2016, two customers had a balance in excess of 10% of total accounts receivable. As of December 31, 2015, no customer had a balance in excess of 10% of total accounts receivable. Derivative contracts are with a high quality financial institution. The Company’s deferred compensation plan assets, also included in other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Recent Accounting and Reporting Developments

Accounting Changes

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. The Company adopted this guidance on December 31, 2016 and the impact was not material on the Company's Consolidated Financial Statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The Company adopted this guidance on January 1, 2016 and the impact was not material to the Company’s Consolidated Financial Statements or disclosures in Notes to Consolidated Financial Statements.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which will replace most existing revenue recognition guidance in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of evaluating its revenue streams to determine accounting treatment under the ASU. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU No. 2016-11, “Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815)–Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” These five ASUs do not change the core principle of the guidance in ASU 2014-09, but rather provide further clarification to improve the operability and understandability of the implementation guidance included in ASU 2014-09.The effective date for these ASUs is the same as the effective date of ASU 2014-09. The Company is currently assessing the impact of these ASUs on its Consolidated Financial Statements.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). As a result of ASU 2015-11, companies will be required to measure inventory at the lower of cost and net realizable value. This is a change from the prior requirement to value inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory valued using the LIFO or retail inventory method is exempt from this ASU. The ASU will be effective for the Company beginning January 1, 2017. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. The ASU will be effective for the Company beginning January 1, 2018. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term on a generally straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of 12 months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. The ASU requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods. The ASU provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is assessing the impact of this ASU on its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company expects the revision to the accounting for income tax consequences to have an impact on the Company’s results of operations, which will be dependent upon the underlying vesting or exercise activity and future stock prices. The Company does not expect a material impact to the Company’s financial position or cash flows from adoption of this guidance.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues, which previous U.S. GAAP did not address, should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

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

	December 31,
	2016	2015
	(in thousands)
Costs incurred on uncompleted contracts	$238,050	$210,716
Estimated earnings	7,247	31,921
	245,297	242,637
Less billings to date	(203,672)	(200,565)
	$41,625	$42,072
Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,663	$42,592
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,038)	(520)
	$41,625	$42,072

4.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Short-term inventories:
Raw materials	$15,411	$21,486
Work-in-process	1,235	1,901
Finished goods	40	3,641
Supplies	2,351	2,447
Total short-term inventories	19,037	29,475

Long-term inventories:
Finished goods	773	823
Total inventories	$19,810	$30,298

Long-term inventories are recorded in Other assets.

5.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2016	2015

Land and improvements	$22,288	$23,903
Buildings	38,922	44,409
Machinery and equipment	139,189	146,704
Equipment under capital lease	1,126	924
Construction in progress	2,180	2,359
	203,705	218,299
Less accumulated depreciation and amortization	(85,604)	(86,451)
Property and equipment, net	$118,101	$131,848

Accumulated amortization associated with equipment under capital lease was $0.6 million and $0.3 million as of December 31, 2016 and 2015, respectively.

On October 4, 2016, the Company sold its Denver, Colorado facility for net proceeds of $13.9 million and recorded a gain on the sale of $7.9 million in the fourth quarter of 2016. Under the terms of the sale, the Company leased the property through March 1, 2017, in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities.

6.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. As discussed in Note 2, “Summary of Significant Accounting Policies,” goodwill is reviewed for impairment annually as of December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill was fully impaired as of December 31, 2016 and 2015.

Due to Water Transmission market conditions in 2015, goodwill of $5.3 million related to the Company’s Water Transmission Group was quantitatively evaluated using a weighted average of the income and market approaches. The Company determined that its Water Transmission Group goodwill was impaired as of June 30, 2015, and it was completely written off in the second quarter of 2015.

Due to negative impacts on the Tubular Products business as a result of the worldwide turmoil in crude oil markets, which became significant in the fourth quarter of 2014, goodwill of $16.1 million related to the Company’s Tubular Products Group was quantitatively evaluated using a weighted average of the income and market approaches. The Company concluded that there was no implied fair value of the Tubular Products Group goodwill and that it should be completely written off as of December 31, 2014. The Company had allocated $4.4 million of goodwill to the two OCTG plants disposed in March 2014, and recorded the related write-off of that goodwill as part of the Loss on sale of business in the Company’s Consolidated Statement of Operations.

Intangible Assets

Intangible assets, included in Other assets on the Consolidated Balance Sheets, consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2016
Customer relationships	$1,378	$(413)	$965
Patents	1,162	(697)	465
Trade names and trademarks	1,132	(226)	906
Other (1)	295	(233)	62
Total	$3,967	$(1,569)	$2,398

As of December 31, 2015
Customer relationships	$1,378	$(275)	$1,103
Patents	1,162	(465)	697
Trade names and trademarks	1,132	(151)	981
Other (1)	295	(155)	140
Total	$3,967	$(1,046)	$2,921

(1) Other intangibles consist of favorable lease contracts and non-compete agreements.

Amortization expense was $0.5 million for each of the years ended December 31, 2016, 2015 and 2014. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2017	$495
2018	459
2019	213
2020	213
2021	213
Thereafter	805
$2,398

7.	LINE OF CREDIT:

The Company’s Loan and Security Agreement (the “Agreement”) with Bank of America, N.A, as amended, expires on October 25, 2018 and provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets. As of December 31, 2016 and 2015, there were no outstanding borrowings. As of December 31, 2016, the Company’s borrowing capacity under the Agreement was $13.0 million, net of outstanding letters of credit.

The Agreement also contains customary representations, warranties and events of default, which include the occurrence of events or circumstances which have a Material Adverse Effect, as defined in the Agreement. Payment of outstanding advances may be accelerated, at the option of Bank of America, should the Company default in its obligations under the Agreement.

In conjunction with entering into the Agreement in October 2015, the Company terminated the Second Amended and Restated Credit Agreement dated as of October 24, 2012. The Company incurred incremental interest expense of approximately $0.4 million during the fourth quarter of 2015 related to the write-off of unamortized financing costs associated with the terminated agreement.

Interest expense for continuing operations from line of credit borrowings, term notes and capital leases was $0.5 million in 2016, $1.4 million, net of amounts capitalized of $0.1 million in 2015 and $2.3 million, net of amounts capitalized of $0.2 million in 2014. No interest was capitalized in 2016. Term notes were paid off in 2014.

8.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The Company had a total of $0.9 million in capital lease obligations outstanding as of December 31, 2016. The weighted average interest rate on all of the Company’s capital leases was 4.55%. The future minimum payments under the Company’s capital leases as of December 31, 2016 are as follows (in thousands):

2017	$358
2018	257
2019	230
2020	134
2021	18
Total minimum lease payments	997
Amount representing interest	(70)
Present value of minimum lease payments	927
Current portion of capital lease obligation	325
Capital lease obligation, less current portion	$602

Interest expense related to a capital lease at the Company’s former Bossier, Louisiana facility of $0.1 million in 2014 was included in Loss from operations of discontinued business.

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense from continuing operations for the years ended December 31, 2016, 2015 and 2014 was $3.0 million, $3.2 million and $3.2 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. The future minimum payments for operating leases with initial or remaining terms in excess of one year as of December 31, 2016 are as follows (in thousands):

2017	$2,427
2018	1,313
2019	897
2020	794
2021	489
Thereafter	1,345
$7,265

9.	FAIR VALUE MEASUREMENTS:

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The guidance for fair value measurements also applies to nonrecurring fair value measurements of nonfinancial assets and liabilities.

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2016	Total	Level 1	Level 2	Level 3
Financial assets:
Deferred compensation plan	$6,209	$5,215	$994	$-
Derivatives	58	-	58	-
Total assets	$6,267	$5,215	$1,052	$-

Financial liabilities:
Derivatives	$(8)	$-	$(8)	$-

As of December 31, 2015	Total	Level 1	Level 2	Level 3
Financial assets:
Deferred compensation plan	$6,357	$5,075	$1,282	$-
Derivatives	296	-	296	-
Total assets	$6,653	$5,075	$1,578	$-

Financial liabilities:
Contingent consideration	$(2,974)	$-	$-	$(2,974)

The deferred compensation plan assets consists of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy.

The Company’s derivatives consist of foreign currency forward contracts, which are accounted for as cash flow hedges, and are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The contingent consideration liability is associated with the acquisition of Permalok Corporation in December 2013. As of December 31, 2015, this liability represented the probability weighted estimated obligation derived from high, mid and low revenue projections. The inputs used to measure contingent consideration were classified as Level 3 within the fair value hierarchy. The valuation was not supported by market criteria and reflected the Company’s internal revenue forecasts. Changes in the fair value of the contingent consideration obligation were reflected in Cost of sales during the period the estimate change occurred.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on line of credit approximate fair value due to the short-term nature of these instruments.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company measures its financial assets, including loans receivable and non-marketable equity method investments, at fair value on a nonrecurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs, and because the valuations require management judgment. There were no material impairment charges recorded on investments during the years ended December 31, 2016, 2015 and 2014.

If required as part of its goodwill impairment assessments, the Company calculates the business enterprise value of applicable reporting units. This calculation uses a weighted average of income and market approaches, and is classified as Level 3 within the fair value hierarchy. The income approach is primarily driven by inputs from the Company’s internal financial forecasts. The market approach incorporates inputs from market participant data, as well as inputs derived from Company assumptions.

See Note 6, “Goodwill and Intangible Assets” for further discussion of the Company’s goodwill and intangible asset balances.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in earnings. As of December 31, 2016 and 2015, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.9 million (CAD$1.3 million) and $0, respectively. As of December 31, 2016 and 2015, the total notional amount of the derivative contracts designated as cash flow hedges was $3.4 million (CAD$4.5 million) and $6.3 million (CAD$8.7 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Consolidated Balance Sheets.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Other comprehensive income (loss) on the Consolidated Statements of Stockholders’ Equity. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of December 31, 2016.

For the years ended December 31, 2016, 2015 and 2014, gains recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were approximately $0, $0.4 million and $0.1 million, respectively. As of December 31, 2016 and 2015, there were approximately $0 and $0.1 million, respectively, of unrealized pretax gains on outstanding derivatives in Accumulated other comprehensive loss. Substantially all of the amount in Accumulated other comprehensive loss as of December 31, 2016 is expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales. See Note 16, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

11.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers 24 investment options.

Defined Benefit Plans

The Company has two noncontributory defined benefit plans. Effective 2001, both plans were frozen and participants were fully vested in their accrued benefits as of the date each plan was frozen. No additional participants can be added to the plans and no additional service can be earned by participants subsequent to the date the plans were frozen. The funding policy for both of these plans is based on current plan costs plus amortization of the unfunded plan liability. All current employees covered by these plans are now covered by the defined contribution retirement plan.

As of December 31, 2016, the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $1.9 million in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.5 million in Accumulated other comprehensive loss. As of December 31, 2015, the Company had recorded, in accordance with the actuarial valuation, an accrued pension liability of $1.9 million in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.6 million in Accumulated other comprehensive loss. Additionally, as of December 31, 2016 and 2015, the projected and accumulated benefit obligation was $6.5 million and $6.4 million, respectively, and the fair value of plan assets was $4.6 million and $4.5 million, respectively.

The net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 were $0.4 million, $0.4 million and $0.2 million, respectively. The weighted average discount rates used to measure the projected benefit obligation were 3.74% and 3.91% as of December 31, 2016 and 2015, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted average long-term rate of return on plan assets was 7.5% as of December 31, 2016 and 2015.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees. This deferred compensation plan was frozen effective as of December 31, 2016. The deferred compensation plan generally matched up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. It also provided officers with a Company funded component with a retirement target benefit, until this component of the deferred compensation plan was frozen in 2015. The retirement target benefit amount was an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumed an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency. As of December 31, 2016 and 2015, $6.2 million and $6.4 million, respectively, for the deferred compensation plan were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.5 million and $1.8 million, respectively.

12.	SHARE-BASED COMPENSATION:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, RSUs and PSAs. In addition, the Company has one inactive stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, under which previously granted options remain outstanding. The plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. The plans also provide for other equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. The following table summarizes share-based compensation expense recorded (in thousands):

	Year ended December 31,
	2016	2015	2014

Cost of sales	$422	$412	$337
Selling, general and administrative expense	1,379	1,362	2,609
Total	$1,801	$1,774	$2,946

As of December 31, 2016, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.0 million, which is expected to be recognized over a weighted average period of 1.0 year.

There were no options granted during the years ended December 31, 2016, 2015 or 2014. There were 557,098 shares of common stock available for future issuance under the Company’s stock compensation plan as of December 31, 2016.

Stock Options Awards

A summary of option activity under the Company’s stock option plans as of December 31, 2016 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2015	28,000	$25.21
Options granted	-	-
Options exercised	-	-
Options canceled	(2,000)	28.31
Balance, December 31, 2016	26,000	24.97
Exercisable, December 31, 2016	26,000	24.97	3.03	$-

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the years ended December 31, 2015 and 2014 was approximately $0. No options were exercised in 2016.

Restricted Stock Units and Performance Share Awards

The Company estimates the fair value of RSUs and PSAs using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. There were no PSAs granted during the years ended December 31, 2016 or 2015. The assumptions used in the Monte Carlo simulation model for PSAs granted during the year ended December 31, 2014 were as follows:

Expected stock price volatility	23.7%	-	65.0%
Risk free interest rate	0.61%
Expected dividend yield	0%

A summary of activity under the Company’s RSUs and PSAs as of December 31, 2016 and changes during the year then ended is presented below:

	Number of RSUs and PSAs (1)	Weighted Average Grant Date Fair Value

Unvested RSUs and PSAs at December 31, 2015	127,852	$38.87
RSUs and PSAs granted	169,583	9.50
Unvested RSUs and PSAs canceled	(63,432)	36.96
RSUs and PSAs vested	(12,212)	31.50
Unvested RSUs and PSAs at December 31, 2016	221,791	$17.36

(1)	The number of shares disclosed in this table are at the target level of 100%.

The unvested balance of RSUs and PSAs as of December 31, 2016 includes approximately 47,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified market-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The weighted average grant date fair value of RSUs and PSAs granted during the year ended December 31, 2014 was $41.76. No RSUs or PSAs were granted during the year ended December 31, 2015. The total fair value of RSUs and PSAs vested during the years ended December 31, 2016, 2015 and 2014 was $0.1 million, $1.6 million and $3.5 million, respectively.

Stock Awards

For the years ended December 31, 2016, 2015 and 2014, stock awards of 27,640 shares, 10,464 shares and 9,150 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted average fair market value per share of the awards on the grant dates of $9.95 in 2016, $21.02 in 2015 and $36.00 and $36.41 in 2014.

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

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group (the “LWG”) under agreement with the EPA. The remedial investigation (“RI”) report was finalized in February 2016. The feasibility study was finalized in June 2016 by the EPA, and identified multiple remedial alternatives. The EPA issued the Record of Decision in January 2017 selecting the remedy for cleanup at the Portland Harbor Site, which it believes will cost approximately $1.05 billion and 13 years to complete. The Record of Decision did not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties.

In 2001, groundwater containing elevated volatile organic compounds (“VOCs”) was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Voluntary Agreement”) with ODEQ. The Company performed RI work required under the Voluntary Agreement and in 2016 the EPA and ODEQ requested additional sampling to be conducted. The Company provided a Final Supplemental Groundwater Sampling Work Plan in the third quarter of 2016, and in September 2016 the ODEQ approved work to proceed. The Company initiated groundwater sampling in the fall of 2016, which will continue through the third quarter of 2017, and results thus far have been generally consistent with previous sampling and modeling work.

Concurrent with the activities of the EPA and ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment; of this amount, $0.2 million was paid in July 2014 and the remainder was paid in January 2015. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA. In January 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the potentially responsible parties including the Company to recover costs related to their own injury assessment and compensation for natural resources damages.

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

Houston Environmental Issue

In connection with the Company’s sale of its OCTG business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of VOCs in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a Certificate of Completion (“COC”) from TCEQ. The cost of any potential assessment and cleanup will not be covered by insurance. However, any costs incurred will be reimbursed by the purchaser of the OCTG business (see “Disposal of OCTG Business” in Note 2, “Summary of Significant Accounting Policies”) if the purchaser exercises its option to purchase the property under certain circumstances after the COC is obtained.

The proposed remediation approach includes a municipal setting designation ordinance, approved by the City of Houston City Council in January 2017, to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures.

The Company has completed an initial assessment and continues to monitor groundwater. In October 2016, the TCEQ notified the Company that a neighboring facility has asbestos contamination in its soil. In a December 2016 meeting with TCEQ, the Company was notified that it will need to assess asbestos contamination before the TCEQ will proceed with a COC. The Company expects to provide a sampling work plan in first quarter of 2017 and collect samples soon after the work plan is approved. The Company currently estimates that the future costs associated with the VCP will be between $0.1 million and $1.7 million. As of December 31, 2016, the Company has a $0.2 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the third quarter of 2017 and the third quarter of 2019.

All Sites

The Company operates its facilities under numerous governmental permits and licenses relating to air emissions, stormwater runoff and other environmental matters. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. The Company believes it is in material compliance with its permits and licenses and these laws and regulations, and the Company does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial position, results of operations or cash flows.

Other Contingencies and Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. To the extent that insurance does not cover legal, defense and indemnification costs associated with a loss contingency, the Company records accruals when such losses are considered probable and reasonably estimable. As of December 31, 2016, the Company has recorded a $1.8 million litigation accrual relating to a pending lawsuit. The Company believes that it is not presently a party to any other litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of December 31, 2016. The letters of credit relate to workers’ compensation insurance.

15.	INCOME TAXES:

The components of Income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

Current:
Federal	$(740)	$(5,076)	$4,336
State	(102)	26	334
Total current income tax expense (benefit)	(842)	(5,050)	4,670
Deferred:
Federal	(3,541)	(8,855)	305
State	(373)	1,954	(324)
Total deferred income tax benefit	(3,914)	(6,901)	(19)
	$(4,756)	$(11,951)	$4,651

The difference between the Company’s effective income tax rate and the federal statutory income tax rate of 35% is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2016	2015	2014

Income tax benefit at federal statutory rate of 35%	$(4,907)	$(14,470)	$(532)
State benefit, net of federal income tax effect	(362)	(866)	(96)
Federal and state income tax credits	(154)	(6,684)	(91)
Disallowed domestic manufacturing deduction	-	630	-
Change in valuation allowance	1,155	5,210	9
Uncertain income tax positions	(4)	2,082	5
Goodwill impairment (nondeductible)	-	1,849	5,623
Nondeductible expenses	63	91	207
Nontaxable adjustment to contingent consideration	(580)	103	(611)
Other	33	104	137
Income tax expense (benefit)	$(4,756)	$(11,951)	$4,651
Effective income tax rate	(33.9)%	(28.9)%	305.6%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2016	2015

Deferred income tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$1,270	$2,888
Accrued employee benefits	5,025	5,946
Inventories	563	2,618
Trade receivable, net	199	266
Net operating loss carryforwards	15,637	7,843
Tax credit carryforwards	5,069	4,791
Other assets	1,830	2,737
Other	1,018	520
	30,611	27,609
Valuation allowance	(8,217)	(7,057)
	22,394	20,552
Deferred income tax liabilities:
Property and equipment	(22,380)	(24,229)
Intangible assets	(819)	(980)
Prepaid expenses	(477)	(467)
	(23,676)	(25,676)

Net deferred income tax liabilities	$(1,282)	$(5,124)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses, management did not consider projections of future taxable income as persuasive evidence for the recoverability of its deferred income tax assets. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2016, net of any valuation allowance.

As of December 31, 2016, the Company had approximately $40.0 million of federal net operating loss carryforwards, which expire on various dates between 2035 and 2036, and $3.3 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2036. As of December 31, 2016, the Company also had approximately $46.9 million of state net operating loss carryforwards, which expire on various dates between 2019 and 2036, and state income tax credit carryforwards of $4.2 million, which begin to expire in 2017.

During the year ended December 31, 2016, the Company determined that it no longer considers the earnings of its Mexican subsidiary to be indefinitely reinvested outside the United States. This change was made to allow the Company to more efficiently manage its cash balances and working capital. The change did not have a significant effect on the Company’s income taxes.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to United States Federal, state or foreign income tax examinations for years before 2012.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014

Unrecognized income tax benefits, beginning of year	$4,874	$2,313	$6,207
Decreases for settlements	-	-	(3,265)
Decreases for lapse in statute of limitations	-	(1,199)	(115)
Decreases for positions taken in current year	-	-	(615)
Increases for positions taken in prior years	-	3,716	101
Increases for positions taken in the current year	-	44	-
Unrecognized income tax benefits, end of year	$4,874	$4,874	$2,313

It is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months as a result of the lapse of tax statutes of limitation; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2016 and 2015, the Company had approximately $0.1 million of accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2016 and decreased by approximately $0.1 million in 2015 and 2014.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2016	2015
Pension liability adjustment, net of income tax benefit of $886 and $966	$(1,493)	$(1,624)
Deferred gain on cash flow derivatives, net of income tax expense of $6 and $49	10	86
Total	$(1,483)	$(1,538)

The following table summarizes changes in the components of Accumulated other comprehensive loss during the years ended December 31, 2016 and 2015 (in thousands). All amounts are net of income tax:

	Defined Benefit Pension Items	Gains (Losses) on Cash Flow Hedges	Total

Balance, December 31, 2014	$(1,862)	$29	$(1,833)
Other comprehensive income before reclassifications	17	150	167
Amounts reclassified from Accumulated other comprehensive loss	221	(93)	128
Net current period adjustments to Other comprehensive income (loss)	238	57	295
Balance, December 31, 2015	(1,624)	86	(1,538)
Other comprehensive loss before reclassifications	(125)	(48)	(173)
Amounts reclassified from Accumulated other comprehensive loss	256	(28)	228
Net current period adjustments to Other comprehensive income (loss)	131	(76)	55
Balance, December 31, 2016	$(1,493)	$10	$(1,483)

The following table provides additional detail about accumulated other comprehensive income (loss) components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the Consolidated Statements of Operations

Defined benefit pension items:
Net periodic pension cost	$(392)	$(352)	$(182)	Cost of sales
Associated income tax benefit	136	131	68	Income tax expense
	(256)	(221)	(114)	Net of tax
Deferred gain on cash flow derivatives:
Gain on cash flow derivatives	45	147	6	Net sales
Hedge ineffectiveness	-	2	(3)	Net sales
Associated income tax expense	(17)	(56)	(1)	Income tax expense
	28	93	2	Net of tax
Total reclassifications for the period	$(228)	$(128)	$(112)

17.	SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold and the manufacturing process used by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on operating income.

The Company’s Water Transmission segment manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Water Transmission segment makes products for industrial plant piping systems and certain structural applications.

The Company’s Tubular Products segment manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agricultural and industrial systems. On March 30, 2014 the Company completed the sale of substantially all of the assets and liabilities associated with the OCTG business conducted by the Company’s Tubular Products segment at its former manufacturing facilities in Bossier City, Louisiana and Houston, Texas, excluding the real property located in Houston, Texas. The Company’s Tubular Products segment’s remaining manufacturing facility is located in Atchison, Kansas. The Atchison facility operated at reduced levels from April 2015 to January 2016, when the Company idled the facility to reduce operating expenses until market conditions improve or a sale is completed.

Based on the location of the customer, the Company sold principally all products in the United States and Canada. In 2016, one customer in the Water Transmission segment accounted for 27% of total Net sales. No customer accounted for 10% or more of total Net sales in 2015. One customer in the Water Transmission segment accounted for 16% and one customer in the Tubular Products segment accounted for 10% of total Net sales from continuing operations in 2014.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net sales from continuing operations:
Water Transmission	$149,387	$173,160	$238,545
Tubular Products	6,869	63,448	164,753
Total	$156,256	$236,608	$403,298

Gross profit (loss) from continuing operations:
Water Transmission	$(317)	$606	$39,601
Tubular Products	(2,908)	(13,231)	975
Total	$(3,225)	$(12,625)	$40,576

Operating income (loss) from continuing operations:
Water Transmission (1)	$1,049	$(11,592)	$31,490
Tubular Products (2)	(3,336)	(15,699)	(16,677)
	(2,287)	(27,291)	14,813
Corporate	(11,246)	(12,919)	(14,619)
Total	$(13,533)	$(40,210)	$194

Net sales from continuing operations by geographic region:
United States	$144,280	$224,691	$383,344
Canada	11,976	11,917	19,954
Total	$156,256	$236,608	$403,298

(1) Operating income for Water Transmission for 2016 includes restructuring expenses of $1.0 million and gain on sale of facility of $7.9 million. Operating loss for Water Transmission for 2015 includes the write-off of goodwill of $5.3 million.

(2) Operating loss for Tubular Products for 2014 includes the write-off of goodwill of $16.1 million.

The following includes discontinued operations within Tubular Products in 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Depreciation and amortization expense:
Water Transmission	$8,750	$7,318	$8,716
Tubular Products	776	1,859	5,090
	9,526	9,177	13,806
Corporate	443	438	340
Total	$9,969	$9,615	$14,146

Capital expenditures:
Water Transmission	$2,072	$6,313	$6,190
Tubular Products	-	1,879	7,526
	2,072	8,192	13,716
Corporate	220	323	573
Total	$2,292	$8,515	$14,289

	December 31,
	2016	2015
	(in thousands)
Total assets:
Water Transmission	$170,486	$185,607
Tubular Products	40,402	48,785
	210,888	234,392
Corporate	30,667	24,988
Total	$241,555	$259,380

All property and equipment is located in the United States, except for $4.1 million and $4.3 million of Water Transmission property and equipment which is located in Mexico as of December 31, 2016 and 2015, respectively.

18.	RESTRUCTURING:

In June 2016, the Company made a decision to close the Denver, Colorado facility (part of the Water Transmission segment) and sell the property. The Company has incurred restructuring expenses of $1.0 million during the year ended December 31, 2016, which includes employee severance and termination related restructuring expenses of $0.5 million. The Company expects to incur additional restructuring costs of $0.1 million related to employee severance and termination, which will result in future cash outlays. In addition, the Company has incurred additional expense related to demobilization activities at the Denver facility of approximately $0.5 million during the year ended December 31, 2016. The Company expects future demobilization costs for the Denver facility of up to $1.0 million, which will also result in future cash outlays.

In April 2015, the Company initiated a production curtailment at its Atchison, Kansas facility within the Tubular Products segment. Severance related restructuring expenses associated with the production curtailment were $0.6 million, of which $0.5 million was included in Cost of sales and $0.1 million was included in Selling, general and administrative expense. Of these restructuring expenses, $0.1 million was payable as of December 31, 2015 and was paid in 2016.

19.	RELATED PARTY TRANSACTIONS:

In the second quarter of 2015, the Company engaged Raymond James & Associates, an affiliate of Eagle Asset Management, to provide investment banking services related to a possible disposition of the Company’s Tubular Products business. This contract was terminated in May 2016. Eagle Asset Management was a substantial stockholder of the Company (owning more than ten percent of the Company’s common stock) until September 30, 2015, when Eagle Asset Management reported that it then owned less than five percent of the Company’s common stock. A nominal amount of reimbursable expenses were incurred by Raymond James during 2015.

During 2014, the Company paid $1.2 million to Raymond James & Associates for investment banking services related to the Company’s sale of its former OCTG business. Eagle Asset Management owned more than ten percent of the Company’s common stock at the time of the payment.

20.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2016
Net sales:
Water Transmission	$29,358	$39,775	$41,075	$39,179	$149,387
Tubular Products	4,570	2,286	13	-	6,869
Total	$33,928	$42,061	$41,088	$39,179	$156,256

Gross profit (loss):
Water Transmission	$(5,750)	$(1,272)	$2,939	$3,767	$(317)
Tubular Products	313	(890)	(816)	(1,516)	(2,908)
Total	$(5,437)	$(2,162)	$2,123	$2,251	$(3,225)

Operating income (loss):
Water Transmission (1)	$(7,256)	$(2,648)	$1,363	$9,590	$1,049
Tubular Products	104	(1,002)	(802)	(1,636)	(3,336)
Corporate	(2,884)	(2,603)	(2,624)	(3,135)	(11,246)
Total	$(10,036)	$(6,253)	$(2,063)	$4,819	$(13,533)

Net income (loss)	$(9,583)	$(6,242)	$727	$5,834	$(9,263)

Net earnings (loss) per share:
Basic	$(1.00)	$(0.65)	$0.08	$0.61	$(0.97)
Diluted	$(1.00)	$(0.65)	$0.08	$0.60	$(0.97)

(1) Operating income for Water Transmission for the fourth quarter of 2016 includes the gain on sale of facility of $7.9 million.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the year ended December 31, 2015
Net sales:
Water Transmission	$56,242	$38,445	$39,792	$38,681	$173,160
Tubular Products	28,623	15,401	12,543	6,881	63,448
Total	$84,865	$53,846	$52,335	$45,562	$236,608

Gross profit (loss):
Water Transmission	$7,519	$1,255	$(725)	$(7,443)	$606
Tubular Products	(3,628)	(3,848)	(1,786)	(3,969)	(13,231)
Total	$3,891	$(2,593)	$(2,511)	$(11,412)	$(12,625)

Operating income (loss):
Water Transmission (1)	$5,633	$(5,815)	$(2,384)	$(9,026)	$(11,592)
Tubular Products	(4,617)	(4,254)	(2,298)	(4,530)	(15,699)
Corporate	(4,099)	(3,258)	(2,602)	(2,960)	(12,919)
Total	$(3,083)	$(13,327)	$(7,284)	$(16,516)	$(40,210)

Net loss	$(2,101)	$(12,079)	$(1,515)	$(13,693)	$(29,388)

Net loss per share:
Basic and diluted	$(0.22)	$(1.26)	$(0.16)	$(1.43)	$(3.07)

(1) Operating loss for Water Transmission for the second quarter of 2015 includes the write-off of goodwill of $5.3 million.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year ended December 31, 2016:
Allowance for doubtful accounts	$751	$295	$(531)	$515
Valuation allowance for deferred tax assets	7,057	1,160	-	8,217

Year ended December 31, 2015:
Allowance for doubtful accounts	$755	$416	$(420)	$751
Valuation allowance for deferred tax assets	1,858	5,217	(18)	7,057

Year ended December 31, 2014:
Allowance for doubtful accounts	$685	$411	$(341)	$755
Valuation allowance for deferred tax assets	1,894	26	(62)	1,858

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2017.

NORTHWEST PIPE COMPANY

By:	/s/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on the 9th day of March 2017.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President and Chief Executive Officer
Scott Montross

/S/ ROBIN GANTT	Senior Vice President, Chief Financial Officer and Corporate Secretary
Robin Gantt	(Principal Financial Officer)

/S/ MICHELLE APPLEBAUM	Director
Michelle Applebaum

/S/ HARRY L. DEMOREST	Director
Harry L. Demorest

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ KEITH R. LARSON	Director
Keith R. Larson