Form 10-K/A
period 2016-12-31
NORTHWEST PIPE CO
filed 2017-03-17
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Northwest Pipe Company (the “Company”) for the year ended December 31, 2016, originally filed on March 9, 2017 (the “Original Filing”). The Original Filing included the report of PricewaterhouseCoopers LLP, the Company’s independent auditor with respect to the Company’s Consolidated Financial Statements as of and for the two years ended December 31, 2015 (the “PricewaterhouseCoopers Report”). The PricewaterhouseCoopers Report has been amended and restated to remove references to the internal control environment incorrectly included in the text of such report (the “Amended and Restated PricewaterhouseCoopers Report”). The Company is filing this Amendment solely for the purpose of filing the Amended and Restated PricewaterhouseCoopers Report. This Amendment does not amend and restate any other portions of the Original Filing other than those set forth in this Amendment. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this Explanatory Note, Item 8 (which includes the Amended and Restated PricewaterhouseCoopers Report), the signature page, and the consents and certifications required to be filed as exhibits to this Amendment.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-29 at the end of the Original Filing.  The financial statement schedule required by this item is included on page S-1 of the Original Filing.  The quarterly information required by this item is included in Note 20 of the Notes to the Consolidated Financial Statements in the Original Filing.  The report of PricewaterhouseCoopers LLP, the Company’s independent auditor with respect to the Company’s Consolidated Financial Statements as of and for the two years ended December 31, 2015 included on page F-2 of the Original Filing, has been amended and restated in its entirety and is replaced by the report included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Northwest Pipe Company and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 4, 2016

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (3) The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit Number	Description
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2017.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer