Form 10-Q
period 2017-03-31
NORTHWEST PIPE CO
filed 2017-05-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,604,811
(Class)	(Shares outstanding as of April 28, 2017)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Net sales	$29,666	$33,928
Cost of sales	28,886	39,365
Gross profit (loss)	780	(5,437)
Selling, general and administrative expense	3,840	4,599
Restructuring expense	881	-
Operating loss	(3,941)	(10,036)
Other income (expense)	(11)	40
Interest expense	(137)	(119)
Loss before income taxes	(4,089)	(10,115)
Income tax benefit	(221)	(532)
Net loss	$(3,868)	$(9,583)

Basic and diluted loss per share	$(0.40)	$(1.00)
Shares used in per share calculations:
Basic and diluted	9,604	9,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(3,868)	$(9,583)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	102	100
Unrealized loss on cash flow hedges	(7)	(132)
Other comprehensive income (loss), net of tax	95	(32)
Comprehensive loss	$(3,773)	$(9,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$20,807	$21,829
Trade and other receivables, less allowance for doubtful accounts of $496 and $515	18,616	25,555
Costs and estimated earnings in excess of billings on uncompleted contracts	45,063	43,663
Inventories	16,954	19,037
Prepaid expenses and other	1,772	2,096
Total current assets	103,212	112,180
Property and equipment, less accumulated depreciation and amortization of $87,024 and $85,604	116,848	118,101
Other assets	11,054	11,274
Total assets	$231,114	$241,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,627	$5,267
Accrued liabilities	7,140	10,925
Billings in excess of costs and estimated earnings on uncompleted contracts	940	2,038
Current portion of capital lease obligations	288	325
Total current liabilities	11,995	18,555
Capital lease obligations, less current portion	539	602
Deferred income taxes	1,044	1,282
Other long-term liabilities	11,849	11,903
Total liabilities	25,427	32,342

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,604,811 and 9,601,011 shares issued and outstanding	96	96
Additional paid-in-capital	118,927	118,680
Retained earnings	88,052	91,920
Accumulated other comprehensive loss	(1,388)	(1,483)
Total stockholders’ equity	205,687	209,213
Total liabilities and stockholders’ equity	$231,114	$241,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,868)	$(9,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and capital lease amortization	1,850	2,181
Amortization of intangible assets	128	131
Amortization of debt issuance costs	42	41
Provision for doubtful accounts	261	(8)
Deferred income taxes	(238)	(602)
(Gain) loss on disposal of property and equipment	(19)	10
Share-based compensation expense	271	178
Adjustments to contingent consideration	27	(20)
Unrealized loss on foreign currency forward contracts	30	415
Changes in operating assets and liabilities:
Trade and other receivables	6,678	5,606
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(2,498)	4,434
Inventories	2,038	119
Prepaid expenses and other assets	387	285
Accounts payable	(1,714)	(735)
Accrued and other liabilities	(3,657)	(1,263)
Net cash provided by (used in) operating activities	(282)	1,189
Cash flows from investing activities:
Additions to property and equipment	(529)	(736)
Proceeds from sale of property and equipment	25	-
Net cash used in investing activities	(504)	(736)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance share awards	(24)	(31)
Payments on capital lease obligations	(100)	(96)
Payments of contingent consideration	(112)	(1,233)
Net cash used in financing activities	(236)	(1,360)
Change in cash and cash equivalents	(1,022)	(907)
Cash and cash equivalents, beginning of period	21,829	10,309
Cash and cash equivalents, end of period	$20,807	$9,402

Noncash investing and financing activities:
Accrued property and equipment purchases	$133	$131
Capital lease additions	$-	$71

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company (the “Company”) and its subsidiaries in which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2016 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2016 Form 10-K.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017.

2.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Short-term inventories:
Raw materials	$13,117	$15,411
Work-in-process	1,209	1,235
Finished goods	323	40
Supplies	2,305	2,351
Total short-term inventories	16,954	19,037

Long-term inventories:
Finished goods	729	773
Total inventories	$17,683	$19,810

Long-term inventories are recorded in Other assets. As of December 31, 2016, inventories were stated at the lower of cost or market. Upon adoption of Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” on January 1, 2017, which did not result in a change in the Company’s inventory values, inventories are stated at the lower of cost and net realizable value. See further discussion of this ASU in Note 11, “Recent Accounting and Reporting Developments.”

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2017
Financial assets:
Deferred compensation plan	$6,202	$5,317	$885	$-
Derivatives	26	-	26	-
Total assets	$6,228	$5,317	$911	$-
Financial liabilities:
Derivatives	$(14)	$-	$(14)	$-

As of December 31, 2016
Financial assets:
Deferred compensation plan	$6,209	$5,215	$994	$-
Derivatives	58	-	58	-
Total assets	$6,267	$5,215	$1,052	$-
Financial liabilities:
Derivatives	$(8)	$-	$(8)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments.

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in earnings. As of March 31, 2017 and December 31, 2016, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.9 million (CAD$1.3 million). As of March 31, 2017 and December 31, 2016, the total notional amount of the derivative contracts designated as cash flow hedges was $1.7 million (CAD$2.2 million) and $3.4 million (CAD$4.5 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Condensed Consolidated Balance Sheets.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized loss on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Loss. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of March 31, 2017.

For the three months ended March 31, 2017 and 2016, gains (losses) recognized in Net sales from derivative contracts not designated as hedging instruments were approximately $0 and $(0.2) million, respectively. As of March 31, 2017, unrealized pretax gains on outstanding derivatives in Accumulated other comprehensive loss was approximately $0. Typically, outstanding derivatives balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales. See Note 8, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

The Company recognizes share-based compensation cost, based on grant date estimated fair value of the awards, over the period during which the employee or director is required to provide service in exchange for the award, and as forfeitures occur, the associated compensation cost recognized to date is reversed. The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2017	2016

Cost of sales	$81	$(28)
Selling, general and administrative expense	190	206
Total	$271	$178

As of March 31, 2017, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $0.7 million, which is expected to be recognized over a weighted average period of 0.8 years.

Stock Option Awards

A summary of option activity under the Company’s stock option plans as of March 31, 2017 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2016	26,000	$24.97
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, March 31, 2017	26,000	24.97
Exercisable, March 31, 2017	26,000	24.97	2.78	$-

Restricted Stock Units and Performance Share Awards

A summary of activity under the Company’s RSUs and PSAs as of March 31, 2017 and changes during the three months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs as of December 31, 2016	221,791	$17.36
RSUs and PSAs granted	-	-
Unvested RSUs and PSAs canceled	(46,988)	43.68
RSUs vested	(5,220)	36.00
Unvested RSUs as of March 31, 2017	169,583	9.50

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. In the three months ended March 31, 2017, the remaining PSAs were canceled because the market-based conditions were not achieved, and the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0%.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The remedial investigation report was finalized in February 2016. The feasibility study was finalized in June 2016 by the EPA, and identified multiple remedial alternatives. The EPA issued the Record of Decision in January 2017 selecting the remedy for cleanup at the Portland Harbor Site, which it believes will cost approximately $1.05 billion and 13 years to complete. The Record of Decision did not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties.

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Voluntary Agreement”) with ODEQ. The Company performed remedial investigation work required under the Voluntary Agreement and in 2016 the EPA and ODEQ requested additional sampling to be conducted. The Company provided a Final Supplemental Groundwater Sampling Work Plan in the third quarter of 2016, and in September 2016 the ODEQ approved work to proceed. The Company initiated groundwater sampling in the fall of 2016, which will continue through the third quarter of 2017, and results thus far have been generally consistent with previous sampling and modeling work.

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

The Company’s potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund Site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Site matters, and no further adjustment to the Consolidated Financial Statements has been recorded as of the date of this filing. The Company has insurance policies for defense costs, as well as indemnification policies it believes will provide reimbursement for any share of the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

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

Houston Environmental Issue

In connection with the Company’s sale of its oil country tubular goods (“OCTG”) business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of volatile organic compounds in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a certificate of completion from TCEQ. The cost of any potential assessment and cleanup will not be covered by insurance. The Company believes these costs are likely to be recovered from the purchaser of the OCTG business upon future sale of the Houston property.

The Company has completed a groundwater assessment and continues to monitor groundwater. The proposed remediation approach includes a municipal setting designation ordinance, approved by the City of Houston City Council in January 2017, to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures.

In late October 2016, the TCEQ notified the Company that a neighboring facility has asbestos contamination in its soil. In a December 2016 meeting with TCEQ, the Company was notified that it will need to assess asbestos contamination before the TCEQ will proceed with a certificate of completion. The Company developed an asbestos sampling plan with the TCEQ and the EPA staff that will begin in the second quarter of 2017. The Company currently estimates that the future costs associated with the VCP will be between $0.1 million and $1.6 million. As of March 31, 2017, the Company has a $0.2 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the third quarter of 2017 and the third quarter of 2019.

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

Other Contingencies and Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. To the extent that insurance does not cover legal, defense and indemnification costs associated with a loss contingency, the Company records accruals when such losses are considered probable and reasonably estimable. The Company believes that it is not presently a party to litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations or cash flows.

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of March 31, 2017. The letters of credit relate to workers’ compensation insurance.

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

The Company recorded an income tax benefit at an estimated effective income tax rate of 5.4% and 5.3% for the three months ended March 31, 2017 and 2016, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2017 is lower than statutory rates primarily because of the accounting change discussed in Note 11, “Recent Accounting and Reporting Developments” under which the Company recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense for the three months ended March 31, 2017.

The Company had $4.9 million of unrecognized income tax benefits as of March 31, 2017 and December 31, 2016. It is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months as a result of the lapse of tax statutes of limitation; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense.

8.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss during the three months ended March 31, 2017 and 2016 (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2016	$(1,493)	$10	$(1,483)

Other comprehensive income (loss) before reclassifications	25	(12)	13
Amounts reclassified from Accumulated other comprehensive loss	77	5	82
Net current period adjustments to Other comprehensive income (loss)	102	(7)	95

Balance, March 31, 2017	$(1,391)	$3	$(1,388)

	Pension Liability Adjustment	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive income (loss) before reclassifications	33	(86)	(53)
Amounts reclassified from Accumulated other comprehensive loss	67	(46)	21
Net current period adjustments to Other comprehensive income (loss)	100	(132)	(32)

Balance, March 31, 2016	$(1,524)	$(46)	$(1,570)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Details about Accumulated Other Comprehensive Loss Components	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated Statements of Operations

Pension liability adjustment:
Net periodic pension cost	$(81)	$(71)	Cost of sales
Associated income tax benefit	4	4	Income tax benefit
	(77)	(67)	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	(8)	74	Net sales
Associated income tax (expense) benefit	3	(28)	Income tax benefit
	(5)	46	Net of tax

Total reclassifications for the period	$(82)	$(21)

9.	Loss per Share

Loss per basic and diluted weighted average common share outstanding was calculated as follows for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016

Net loss	$(3,868)	$(9,583)

Basic weighted-average common shares outstanding	9,604	9,572
Effect of potentially dilutive common shares(1)	-	-
Diluted weighted-average common shares outstanding	9,604	9,572

Loss per basic and diluted common share	$(0.40)	$(1.00)

(1)

Due to the Company’s net loss in the three months ended March 31, 2017 and 2016, the assumed exercise of stock options and the vesting of restricted stock units and performance share awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was approximately 196,000 and 94,000 for the three months ended March 31, 2017 and 2016, respectively.

10.	Segment Information

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

The Company’s Tubular Products segment manufactures and markets smaller diameter, electric resistance welded steel pipe used in a wide range of applications, including energy, construction, agricultural and industrial systems. The Company’s Tubular Products segment has a manufacturing facility located in Atchison, Kansas and real property located in Houston, Texas. The Atchison facility operated at reduced levels from April 2015 to January 2016, when the Company idled the facility to reduce operating expenses until market conditions improve or a sale is completed.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net sales:
Water Transmission	$29,657	$29,358
Tubular Products	9	4,570
Total	$29,666	$33,928

Gross profit (loss):
Water Transmission	$1,165	$(5,750)
Tubular Products	(385)	313
Total	$780	$(5,437)

Operating income (loss):
Water Transmission	$(914)	$(7,256)
Tubular Products	(430)	104
Corporate	(2,597)	(2,884)
Total	$(3,941)	$(10,036)

11.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2016 Form 10-K, except for the following:

Accounting Changes

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). As a result of ASU 2015-11, companies are required to measure inventory at the lower of cost and net realizable value. This is a change from the prior requirement to value inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Inventory valued using the last-in, first-out or retail inventory method is exempt from ASU 2015-11. The Company adopted this guidance prospectively on January 1, 2017 and the impact was not material to the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption of this guidance on January 1, 2017, on a prospective basis, the Company recognized $0.8 million of excess tax deficiencies from share-based compensation in Income tax benefit for the three months ended March 31, 2017. Historically, these amounts were recorded as Additional paid-in capital.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which will replace most existing revenue recognition guidance in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU 2014-09 but do not change the core principle of the guidance.

The Company is currently evaluating the impact of this revenue recognition guidance on its consolidated financial statements, including which of the alternative application approaches available under the standard will be utilized for its adoption. To date, the Company has examined its revenue streams, and does not believe that the adoption of ASU 2014-09 will have a material impact on its revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, as the Company expects that revenues generated will continue to be recognized over time utilizing the percent-complete measure of progress consistent with current practice. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its financial statement disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term on a generally straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. ASU 2017-07 requires other components of net benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. ASU 2017-07 allows only the service cost component to be eligible for capitalization, when applicable. ASU 2017-07 will be effective for the Company beginning January 1, 2018, including interim periods in 2018. The Company is currently assessing the impact of ASU 2017-07 on its Consolidated Financial Statements.

12.	Restructuring

In October 2016, the Company sold the Denver, Colorado facility (part of the Water Transmission segment) and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expense of $0.9 million during the three months ended March 31, 2017 related to demobilization activities. The Company completed the demobilization project and vacated the facility in the first quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (“2017 Q1 Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2017 Q1 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located Water Transmission manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced by our Water Transmission Group from several manufacturing facilities, which are located in Portland, Oregon; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. Our Water Transmission Group accounted for approximately 100% of our Net sales in the first three months of 2017.

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

Tubular Products Group. We are in the process of exploring the sale of our remaining Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. All of the remaining previously manufactured tubular products inventory was sold by the second quarter of 2016. Our Tubular Products Group accounted for a nominal amount of our Net sales in the first three months of 2017.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates. Actual results may differ from these estimates under different assumptions or conditions.

Other than the inventories policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in our 2016 Form 10-K. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q1 Form 10-Q for a description of accounting pronouncements adopted during the period.

Inventories:

Inventories are stated at the lower of cost and net realizable value. Determining net realizable value of inventories involves judgments and assumptions, including projecting selling prices and cost of sales. To estimate net realizable value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. Raw material inventories of steel, stated at cost, are either on a specific identification basis or on an average cost basis. All other raw material inventories, as well as work-in-process and supplies, stated at cost, are on an average cost basis. Finished goods, stated at cost, use the first-in, first-out method of accounting.

 Recent Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q1 Form 10-Q for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales and Net sales of our business segments.

	Three months ended March 31, 2017		Three months ended March 31, 2016
	$	% of Net Sales	$	% of Net Sales
Net sales
Water Transmission	$29,657	100.0%	$29,358	86.5%
Tubular Products	9	-	4,570	13.5
Total net sales	29,666	100.0	33,928	100.0
Cost of sales	28,886	97.4	39,365	116.0
Gross profit (loss)	780	2.6	(5,437)	(16.0)
Selling, general and administrative expense	3,840	12.9	4,599	13.6
Restructuring expense	881	3.0	-	-
Operating loss	(3,941)	(13.3)	(10,036)	(29.6)
Other income (expense)	(11)	-	40	0.1
Interest expense	(137)	(0.5)	(119)	(0.3)
Loss before income taxes	(4,089)	(13.8)	(10,115)	(29.8)
Income tax benefit	(221)	(0.7)	(532)	(1.6)
Net loss	$(3,868)	(13.1)%	$(9,583)	(28.2)%

Water Transmission segment gross profit (loss) as a percentage of segment net sales		3.9%		(19.6)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

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

Net sales. Net sales decreased 12.6% to $29.7 million for the first quarter of 2017 compared to $33.9 million for the first quarter of 2016. One customer in the Water Transmission segment accounted for 32.2% of total Net sales in the first quarter of 2017. Two customers in the Water Transmission segment accounted for 32.1% and 14.0%, respectively, of total Net sales in the first quarter of 2016.

Water Transmission sales increased 1.0% to $29.7 million for the first quarter of 2017 compared to $29.4 million for the first quarter of 2016. The increase in sales in the first quarter of 2017 compared to the first quarter of 2016 was due to a 130% increase in selling price per ton, offset by a 56% decrease in tons produced. The increase in selling prices per ton in the first quarter of 2017 was due to improved market conditions and a change in product mix. The decrease in tons produced was due to project timing. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit increased from a $5.4 million gross loss (negative 16.0% of total Net sales) in the first quarter of 2016 to a $0.8 million gross profit (2.6% of total Net sales) in the first quarter of 2017.

Water Transmission gross profit increased $6.9 million, or 120.3%, to a $1.2 million gross profit (3.9% of segment Net sales) for the first quarter of 2017 compared to $5.8 million gross loss (negative 19.6% of segment Net sales) for the first quarter of 2016. The increase in Water Transmission gross profit was due to improved pricing as well as our focus on margin over volume.

Selling, general and administrative expense. Selling, general and administrative expense decreased 16.5% to $3.8 million (12.9% of total Net sales) for the first quarter of 2017 compared to $4.6 million (13.6% of total Net sales) for the first quarter of 2016. The decrease was due primarily to $0.5 million in lower wages and benefits due to lower headcount and a $0.2 million decrease in professional fees.

Restructuring expense. In response to adverse market conditions, we sold our Denver, Colorado facility (part of our Water Transmission segment) in October 2016. We incurred restructuring expense of $0.9 million in the first quarter of 2017 related to demobilization activities. We completed the demobilization project and vacated the Denver facility in the first quarter of 2017.

Income taxes. The Income tax benefit was $0.2 million in the first quarter of 2017 (an effective income tax benefit rate of 5.4%) compared to an Income tax benefit of $0.5 million in the first quarter of 2016 (an effective income tax benefit rate of 5.3%). The effective income tax benefit rate for the three months ended March 31, 2017 was significantly lower than statutory rates primarily because of the accounting change discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2017 Q1 Form 10-Q, under which the Company recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense for the three months ended March 31, 2017. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our Loan and Security Agreement (the “Agreement”) with Bank of American, N.A. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service.

As of March 31, 2017, our working capital (current assets minus current liabilities) was $91.2 million compared to $93.6 million as of December 31, 2016. Cash and cash equivalents totaled $20.8 million and $21.8 million as of March 31, 2017 and December 31, 2016, respectively. There were no borrowings under the Agreement as of March 31, 2017 and December 31, 2016.

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

Net cash used in operating activities in the first three months of 2017 was $0.3 million. Cash used in operating activities was primarily the result of fluctuations in working capital accounts that included decreases in trade receivables and inventories, offset by decreases in accounts payable and accrued and other liabilities.

Net cash used in investing activities in the first three months of 2017 was $0.5 million. This was due to $0.5 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures are expected to be approximately $6.0 million for 2017.

Net cash used in financing activities in the first three months of 2017 was $0.2 million, primarily due to the $0.1 million payment of contingent consideration in February 2017 for amounts earned on 2016 revenues of Permalok Corporation and capital lease payments totaling $0.1 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under the Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

On March 17, 2017, we filed a registration statement on Form S-3 (Registration No. 333-216802) with the Securities and Exchange Commission (the “SEC”), which has not yet been declared effective by the SEC, covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof. This registration statement, once effective, provides another potential source of liquidity to raise capital if we need it, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2016 Form 10-K.

Borrowings on Line of Credit

As of March 31, 2017, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement dated October 26, 2015, as amended on October 19, 2016. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and expected earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of March 31, 2017, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $12.5 million, net of outstanding letters of credit, under the Agreement as of March 31, 2017. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2017.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Capital Leases

We lease certain equipment used in the manufacturing process. We had a total of $0.8 million in capital lease obligations outstanding as of March 31, 2017. The weighted average interest rate on all of our capital leases was 4.45%.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with foreign currencies and interest rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2017 Q1 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2017 Q1 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2016 Form 10-K could materially affect our business, financial condition or operating results. The risks described in our 2016 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2017 Q1 Form 10-Q are listed below:

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

_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2017

NORTHWEST PIPE COMPANY
By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer
and Corporate Secretary
(Principal Financial Officer)