Form 10-Q
period 2017-06-30
NORTHWEST PIPE CO
filed 2017-08-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

360-397-6250

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,619,755
(Class)	(Shares outstanding as of July 28, 2017)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$28,692	$42,061	$58,358	$75,989
Cost of sales	28,643	44,223	57,529	83,588
Gross profit (loss)	49	(2,162)	829	(7,599)
Selling, general and administrative expense	3,571	4,091	7,412	8,690
Restructuring expense	-	-	881	-
Operating loss	(3,522)	(6,253)	(7,464)	(16,289)
Other income (expense)	194	(4)	184	35
Interest income	-	3	-	3
Interest expense	(115)	(119)	(252)	(237)
Loss before income taxes	(3,443)	(6,373)	(7,532)	(16,488)
Income tax benefit	(1,375)	(131)	(1,596)	(663)
Net loss	$(2,068)	$(6,242)	$(5,936)	$(15,825)

Basic and diluted loss per share	$(0.22)	$(0.65)	$(0.62)	$(1.65)

Shares used in per share calculations:
Basic and diluted	9,610	9,580	9,607	9,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(2,068)	$(6,242)	$(5,936)	$(15,825)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	102	99	204	199
Unrealized gain (loss) on cash flow hedges	(7)	16	(14)	(116)
Other comprehensive income, net of tax	95	115	190	83
Comprehensive loss	$(1,973)	$(6,127)	$(5,746)	$(15,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$17,528	$21,829
Trade and other receivables, less allowance for doubtful accounts of $220 and $515	20,975	25,555
Costs and estimated earnings in excess of billings on uncompleted contracts	43,178	43,663
Inventories	22,415	19,037
Refundable income taxes	78	159
Prepaid expenses and other	1,136	1,937
Total current assets	105,310	112,180
Property and equipment, less accumulated depreciation and amortization of $88,201 and $85,604	116,213	118,101
Other assets	10,992	11,274
Total assets	$232,515	$241,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,620	$5,267
Accrued liabilities	7,682	10,925
Billings in excess of costs and estimated earnings on uncompleted contracts	1,012	2,038
Current portion of capital lease obligations	258	325
Total current liabilities	16,572	18,555
Capital lease obligations, less current portion	481	602
Deferred income taxes	193	1,282
Other long-term liabilities	11,100	11,903
Total liabilities	28,346	32,342

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,619,755 and 9,601,011 shares issued and outstanding	96	96
Additional paid-in-capital	119,382	118,680
Retained earnings	85,984	91,920
Accumulated other comprehensive loss	(1,293)	(1,483)
Total stockholders’ equity	204,169	209,213
Total liabilities and stockholders’ equity	$232,515	$241,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,936)	$(15,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and capital lease amortization	3,202	4,979
Amortization of intangible assets	252	262
Amortization of debt issuance costs	84	83
Provision for doubtful accounts	323	(180)
Deferred income taxes	(1,088)	(732)
Gain on disposal of property and equipment	(101)	(10)
Share-based compensation expense	726	813
Adjustments to contingent consideration	27	(599)
Unrealized loss on foreign currency forward contracts	62	430
Changes in operating assets and liabilities:
Trade and other receivables	4,257	10,912
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(541)	(4,893)
Inventories	(3,423)	3,968
Refundable income taxes	81	3,104
Prepaid expenses and other assets	733	581
Accounts payable	2,213	515
Accrued and other liabilities	(3,775)	(1,878)
Net cash provided by (used in) operating activities	(2,904)	1,530
Cash flows from investing activities:
Additions to property and equipment	(1,216)	(1,336)
Proceeds from sale of property and equipment	143	20
Net cash used in investing activities	(1,073)	(1,316)
Cash flows from financing activities:
Payments on capital lease obligations	(188)	(194)
Payments of contingent consideration	(112)	(1,233)
Other financing activities	(24)	(31)
Net cash used in financing activities	(324)	(1,458)
Change in cash and cash equivalents	(4,301)	(1,244)
Cash and cash equivalents, beginning of period	21,829	10,309
Cash and cash equivalents, end of period	$17,528	$9,065

Noncash investing and financing activities:
Accrued property and equipment purchases	$199	$118
Capital lease additions	$-	$259

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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017.

2.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Short-term inventories:
Raw materials	$18,264	$15,411
Work-in-process	1,661	1,235
Finished goods	194	40
Supplies	2,296	2,351
Total short-term inventories	22,415	19,037

Long-term inventories:
Finished goods	729	773
Total inventories	$23,144	$19,810

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2017
Financial assets:
Deferred compensation plan	$6,317	$5,439	$878	$-
Financial liabilities:
Derivatives	$(27)	$-	$(27)	$-

As of December 31, 2016
Financial assets:
Deferred compensation plan	$6,209	$5,215	$994	$-
Derivatives	58	-	58	-
Total assets	$6,267	$5,215	$1,052	$-
Financial liabilities:
Derivatives	$(8)	$-	$(8)	$-

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

4.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in earnings. As of June 30, 2017 and December 31, 2016, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.8 million (CAD$1.0 million) and $0.9 million (CAD$1.3 million), respectively. As of June 30, 2017 and December 31, 2016, the total notional amount of the derivative contracts designated as cash flow hedges was approximately $0 (CAD$0.1 million) and $3.4 million (CAD$4.5 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Condensed Consolidated Balance Sheets.

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

All of the Company’s Canadian forward contracts have maturities less than twelve months as of June 30, 2017.

For the three and six months ended June 30, 2017 and the three months ended June 30, 2016, gains recognized in Net sales from derivative contracts not designated as hedging instruments were approximately $0. For the six months ended June 30, 2016, losses recognized in Net sales from derivative contracts not designated as hedging instruments were $(0.2) million. As of June 30, 2017, unrealized pretax losses on outstanding derivatives in Accumulated other comprehensive loss was approximately $0. Typically, outstanding derivatives balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales. See Note 8, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Cost of sales	$70	$67	$151	$39
Selling, general and administrative expense	385	568	575	774
Total	$455	$635	$726	$813

As of June 30, 2017, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $0.5 million, which is expected to be recognized over a weighted average period of 0.6 years.

 Stock Option Awards

A summary of option activity under the Company’s stock option plans as of June 30, 2017 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2016	26,000	$24.97
Options granted	-	-
Options exercised	-	-
Options canceled	(2,000)	34.77
Balance, June 30, 2017	24,000	24.15
Exercisable, June 30, 2017	24,000	24.15	2.75	$-

Restricted Stock Units and Performance Share Awards

A summary of activity under the Company’s RSUs and PSAs as of June 30, 2017 and changes during the six months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs as of December 31, 2016	221,791	$17.36
RSUs and PSAs granted	-	-
Unvested RSUs and PSAs canceled	(46,988)	43.68
RSUs vested	(5,220)	36.00
Unvested RSUs as of June 30, 2017	169,583	9.50

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. In the six months ended June 30, 2017, the remaining PSAs were canceled because the market-based conditions were not achieved, and the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0%.

Stock Awards

For the six months ended June 30, 2017 and 2016, stock awards of 14,944 and 22,964 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $14.72 and $9.58 in 2017 and 2016, respectively.

6.	Commitments and Contingencies

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study of the Portland Harbor Site has been directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The remedial investigation report was finalized in February 2016. The feasibility study was finalized in June 2016 by the EPA, and identified multiple remedial alternatives. The EPA issued the Record of Decision in January 2017 selecting the remedy for cleanup at the Portland Harbor Site, which it believes will cost approximately $1 billion and 13 years to complete. The Record of Decision did not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties.

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

The Company implemented a remediation plan that included a groundwater assessment, which was completed in December 2016, as well as obtaining a municipal setting designation ordinance to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures. Additionally, in late October 2016, the TCEQ notified the Company that a neighboring facility has asbestos contamination in its soil. In December 2016, the Company was notified that it will need to assess asbestos contamination before the TCEQ will proceed with a Certificate of Completion. In April 2017, the Company completed the asbestos sampling assessment reviewed by the TCEQ and the EPA. In May 2017, the Company submitted the results of the assessment and anticipates receiving an approval in late 2017. The Company anticipates the TCEQ will issue the Certificate of Completion in early 2018.

The Company currently estimates that the future costs associated with the VCP will be between approximately $0 and $1.5 million. As of June 30, 2017, the Company has a $0.1 million accrual for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the third quarter of 2017 and the third quarter of 2019.

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

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of June 30, 2017. The letters of credit relate to workers’ compensation insurance.

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

The Company recorded an income tax benefit at an estimated effective income tax rate of 39.9% and 21.2% for the three and six months ended June 30, 2017, respectively, and an income tax benefit at an estimated effective income tax rate of 2.1% and 4.0% for the three and six months ended June 30, 2016, respectively. The Company’s estimated effective income tax rate for the three months ended June 30, 2017 was higher than statutory rates primarily because of the favorable impact of the decrease in unrecognized income tax benefits due to a lapse in the statute of limitations. The Company’s estimated effective income tax rate for the six months ended June 30, 2017 was lower than statutory rates primarily because of the accounting change discussed in Note 11, “Recent Accounting and Reporting Developments” under which the Company recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense for the six months ended June 30, 2017.

The Company had $4.4 million and $4.9 million of unrecognized income tax benefits as of June 30, 2017 and December 31, 2016, respectively. It is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months as a result of the lapse of tax statutes of limitation; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit.

8.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss during the six months ended June 30, 2017 and 2016 (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2016	$(1,493)	$10	$(1,483)

Other comprehensive income (loss) before reclassifications	76	(15)	61
Amounts reclassified from Accumulated other comprehensive loss	128	1	129
Net current period adjustments to Other comprehensive income	204	(14)	190

Balance, June 30, 2017	$(1,289)	$(4)	$(1,293)

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive income (loss) before reclassifications	63	(86)	(23)
Amounts reclassified from Accumulated other comprehensive loss	136	(30)	106
Net current period adjustments to Other comprehensive income	199	(116)	83

Balance, June 30, 2016	$(1,425)	$(30)	$(1,455)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations during the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Details about Accumulated Other Comprehensive Loss Components	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated Statements of Operations

Pension liability adjustment:
Net periodic pension cost	$(162)	$(142)	Cost of sales
Associated income tax benefit	34	6	Income tax benefit
	(128)	(136)	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	(2)	48	Net sales
Hedge ineffectiveness	-	(1)	Net sales
Associated income tax (expense) benefit	1	(17)	Income tax benefit
	(1)	30	Net of tax

Total reclassifications for the period	$(129)	$(106)

9.	Loss per Share

Loss per basic and diluted weighted average common share outstanding was calculated as follows for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(2,068)	$(6,242)	$(5,936)	$(15,825)

Basic weighted-average common shares outstanding	9,610	9,580	9,607	9,576
Effect of potentially dilutive common shares(1)	-	-	-	-
Diluted weighted-average common shares outstanding	9,610	9,580	9,607	9,576

Loss per basic and diluted common share	$(0.22)	$(0.65)	$(0.62)	$(1.65)

(1)

Due to the Company’s net loss in the three and six months ended June 30, 2017 and 2016, the assumed exercise of stock options and the vesting of restricted stock units and performance share awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was approximately 195,000 and 196,000 for the three and six months ended June 30, 2017, respectively, and approximately 209,000 and 151,000 for the three and six months ended June 30, 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net sales:
Water Transmission	$28,692	$39,775	$58,349	$69,133
Tubular Products	-	2,286	9	6,856
Total	$28,692	$42,061	$58,358	$75,989

Gross profit (loss):
Water Transmission	$667	$(1,272)	$1,832	$(7,022)
Tubular Products	(618)	(890)	(1,003)	(577)
Total	$49	$(2,162)	$829	$(7,599)

Operating loss:
Water Transmission	$(438)	$(2,648)	$(1,352)	$(9,904)
Tubular Products	(903)	(1,002)	(1,333)	(898)
Corporate	(2,181)	(2,603)	(4,779)	(5,487)
Total	$(3,522)	$(6,253)	$(7,464)	$(16,289)

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption of this guidance on January 1, 2017, on a prospective basis, the Company recognized $0.8 million of excess tax deficiencies from share-based compensation in Income tax benefit for the six months ended June 30, 2017. Historically, these amounts were recorded as Additional paid-in capital.

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

The Company is currently evaluating the impact of this revenue recognition guidance on its consolidated financial statements. To date, the Company has examined its revenue streams, and does not believe that the adoption of ASU 2014-09 will have a material impact on its revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, as the Company expects that revenues generated will continue to be recognized over time utilizing the percent-complete measure of progress consistent with current practice. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its financial statement disclosures. The Company currently expects to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, however the Company does not anticipate early adoption. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires that the service cost component of net benefit cost be presented in the same income statement line as other employee compensation costs, while the other components of net benefit cost are to be presented outside income from operations. ASU 2017-07 will be effective for the Company on a retrospective basis beginning January 1, 2018. The effect of adopting ASU 2017-07 will be the reclassification of the non-service cost components from Cost of sales to Other expense, resulting in an increase to Gross profit and Operating income. There is no impact to Income before income taxes or Net income, so therefore no impact to Net income per share. Upon adoption, the Company expects a decrease to Cost of sales and an increase to Other expense of $0.4 million for the year ended December 31, 2016. The Company is currently assessing the impact of adoption on its results of operations for the year ending December 31, 2017.

12.	Restructuring

In October 2016, the Company sold the Denver, Colorado facility (part of the Water Transmission segment) and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expense of $0.9 million during the six months ended June 30, 2017 related to demobilization activities. The Company completed the demobilization project and vacated the facility in the first quarter of 2017 and there were no restructuring expenses in the three months ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (“2017 Q2 Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2017 Q2 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Water Transmission Group. We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located Water Transmission manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced by our Water Transmission Group from several manufacturing facilities, which are located in Portland, Oregon; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico. Our Water Transmission Group accounted for substantially all of our Net sales in the first six months of 2017.

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

Tubular Products Group. We are in the process of exploring the sale of our remaining Tubular Products business, which includes line, structural and standard pipe, and is located in Atchison, Kansas. This reflects our long-term objective to focus on our core Water Transmission business through organic growth initiatives as well as through merger and acquisition activity. The Atchison facility operated at reduced levels from April 2015 to January 2016, when we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. All of the remaining previously manufactured tubular products inventory was sold by the second quarter of 2016. Our Tubular Products Group accounted for a nominal amount of our Net sales in the first six months of 2017.

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

Other than the inventories policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2017 as compared to the critical accounting policies and estimates disclosed in our 2016 Form 10-K. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q2 Form 10-Q for a description of accounting pronouncements adopted during the period.

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

 Recent Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q2 Form 10-Q for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales and Net sales of our Water Transmission segment.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission	$28,692	100.0%	$39,775	94.6%
Tubular Products	-	-	2,286	5.4
Total net sales	28,692	100.0	42,061	100.0
Cost of sales	28,643	99.8	44,223	105.1
Gross profit (loss)	49	0.2	(2,162)	(5.1)
Selling, general and administrative expense	3,571	12.5	4,091	9.7
Operating loss	(3,522)	(12.3)	(6,253)	(14.8)
Other income (expense)	194	0.7	(4)	-
Interest income	-	-	3	-
Interest expense	(115)	(0.4)	(119)	(0.3)
Loss before income taxes	(3,443)	(12.0)	(6,373)	(15.1)
Income tax benefit	(1,375)	(4.8)	(131)	(0.3)
Net loss	$(2,068)	(7.2)%	$(6,242)	(14.8)%

Water Transmission segment gross profit (loss) as a percentage of segment net sales		2.3%		(3.2)%

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission	$58,349	100.0%	$69,133	91.0%
Tubular Products	9	-	6,856	9.0
Total net sales	58,358	100.0	75,989	100.0
Cost of sales	57,529	98.6	83,588	110.0
Gross profit (loss)	829	1.4	(7,599)	(10.0)
Selling, general and administrative expense	7,412	12.7	8,690	11.4
Restructuring expense	881	1.5	-	-
Operating loss	(7,464)	(12.8)	(16,289)	(21.4)
Other income	184	0.3	35	-
Interest income	-	-	3	-
Interest expense	(252)	(0.4)	(237)	(0.3)
Loss before income taxes	(7,532)	(12.9)	(16,488)	(21.7)
Income tax benefit	(1,596)	(2.7)	(663)	(0.9)
Net loss	$(5,936)	(10.2)%	$(15,825)	(20.8)%

Water Transmission segment gross profit (loss) as a percentage of segment net sales		3.1%		(10.2)%

As discussed above, we are in the process of exploring the sale of our remaining Tubular Products business, and we operated the Atchison, Kansas facility at reduced levels from April 2015 to January 2016, at which time we idled the facility to reduce operating expenses until market conditions improve or a sale is completed. All of the remaining previously manufactured tubular products inventory was sold by the second quarter of 2016. In recognition of this strategic decision, the discussions below are focused on the Water Transmission segment.

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Net sales. Net sales decreased 31.8% to $28.7 million for the second quarter of 2017 compared to $42.1 million for the second quarter of 2016 and decreased 23.2% to $58.4 million for the first six months of 2017 compared to $76.0 million for the first six months of 2016. One customer accounted for 13.1% of total Net sales in the second quarter of 2017 and a different customer accounted for 19.5% of total Net sales in the first six months of 2017. One customer in the Water Transmission segment accounted for 24.4% of total Net sales in the second quarter of 2016 and 27.9% of total Net sales in the first six months of 2016.

The decrease in Water Transmission sales in the second quarter of 2017 compared to the second quarter of 2016 was due to a 73% decrease in tons produced, offset by a 163% increase in selling price per ton. The decrease in tons produced was due to project timing. The increase in selling prices per ton was due to improved market conditions and a change in product mix, combined with a 46% increase in steel costs per ton. Higher material costs generally lead to higher contract values and, therefore, higher net sales as contractors and municipalities are aware of the input costs and market conditions. The decrease in Water Transmission sales in the first six months of 2017 compared to the first six months of 2016 was due to a 65% decrease in tons produced, offset by a 144% increase in selling price per ton. The decrease in tons produced was due to project timing. The increase in selling prices per ton was due to improved market conditions and a change in product mix, combined with a 28% increase in steel costs per ton. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit increased from a $2.2 million gross loss (negative 5.1% of total Net sales) in the second quarter of 2016 to approximately $0 gross profit (0.2% of total Net sales) in the second quarter of 2017 and increased from a $7.6 million gross loss (negative 10.0% of total Net sales) in the first six months of 2016 to a $0.8 million gross profit (1.4% of total Net sales) in the first six months of 2017.

Water Transmission gross profit increased $1.9 million, or 152.4%, to a $0.7 million gross profit (2.3% of segment Net sales) for the second quarter of 2017 compared to a $1.3 million gross loss (negative 3.2% of segment Net sales) for the second quarter of 2016 and increased $8.9 million, or 126.1%, to a $1.8 million gross profit (3.1% of segment Net sales) for the first six months of 2017 compared to a $7.0 million gross loss (negative 10.2% of segment Net sales) for the first six months of 2016. The increase in Water Transmission gross profit was due to improved pricing as well as our focus on margin over volume.

Selling, general and administrative expense. Selling, general and administrative expense decreased 12.7% to $3.6 million (12.5% of total Net sales) for the second quarter of 2017 compared to $4.1 million (9.7% of total Net sales) for the second quarter of 2016 and decreased 14.7% to $7.4 million (12.7% of total Net sales) for the first six months of 2017 compared to $8.7 million (11.4% of total Net sales) for the first six months of 2016. The decrease for the second quarter of 2017 compared to the second quarter of 2016 was due primarily to $0.7 million in lower wages and benefits due to lower headcount. The decrease for the first six months of 2017 compared to the first six months of 2016 was due primarily to $1.2 million in lower wages and benefits due to lower headcount.

Income taxes. The Income tax benefit was $1.4 million in the second quarter of 2017 (an effective income tax benefit rate of 39.9%) compared to an Income tax benefit of $0.1 million in the second quarter of 2016 (an effective income tax benefit rate of 2.1%). The Income tax benefit was $1.6 million in the first six months of 2017 (an effective income tax benefit rate of 21.2%) compared to an Income tax benefit of $0.7 million in the first six months of 2016 (an effective income tax benefit rate of 4.0%). The effective income tax benefit rate for the second quarter of 2017 was higher than statutory rates primarily because of the favorable impact of the decrease in unrecognized income tax benefits due to a lapse in the statute of limitations. The effective income tax benefit rate for the six months ended June 30, 2017 was lower than statutory rates primarily because of the accounting change discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2017 Q2 Form 10-Q, under which we recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense for the six months ended June 30, 2017. The effective income tax benefit rate for the second quarter and first six months of 2016 was significantly lower than statutory rates because our net operating losses from the period were subject to a valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

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

As of June 30, 2017, our working capital (current assets minus current liabilities) was $88.7 million compared to $93.6 million as of December 31, 2016. Cash and cash equivalents totaled $17.5 million and $21.8 million as of June 30, 2017 and December 31, 2016, respectively. There were no borrowings under the Agreement as of June 30, 2017 and December 31, 2016.

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

Net cash used in operating activities in the first six months of 2017 was $2.9 million. Cash used in operating activities was primarily the result of fluctuations in working capital accounts that included increases in inventories and decreases in accrued and other liabilities, offset by decreases in trade receivables and increases in accounts payable.

Net cash used in investing activities in the first six months of 2017 was $1.1 million. This was due to $1.2 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures are expected to be approximately $6.0 million for 2017.

Net cash used in financing activities in the first six months of 2017 was $0.3 million, primarily due to the $0.1 million payment of contingent consideration in February 2017 for amounts earned on 2016 revenues of Permalok Corporation and capital lease payments totaling $0.2 million.

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

Borrowings on Line of Credit

As of June 30, 2017, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement dated October 26, 2015, as amended on October 19, 2016. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and estimated earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of June 30, 2017, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $12.7 million, net of outstanding letters of credit, under the Agreement as of June 30, 2017. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations in 2017.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Capital Leases

We lease certain equipment used in the manufacturing process. We had a total of $0.7 million in capital lease obligations outstanding as of June 30, 2017. The weighted average interest rate on all of our capital leases was 4.37%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2017 Q2 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2017 Q2 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2016 Form 10-K could materially affect our business, financial condition or operating results. The risks described in our 2016 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2017 Q2 Form 10-Q are listed below:

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

Dated: August 3, 2017

NORTHWEST PIPE COMPANY
By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)