Form 10-Q
period 2017-09-30
NORTHWEST PIPE CO
filed 2017-11-01
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,619,755
(Class)	(Shares outstanding as of October 27, 2017)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$38,804	$41,075	$97,153	$110,208
Cost of sales	36,889	38,136	93,406	114,291
Gross profit (loss)	1,915	2,939	3,747	(4,083)
Selling, general and administrative expense	3,423	3,910	10,835	12,337
Restructuring expense	-	282	881	282
Operating loss	(1,508)	(1,253)	(7,969)	(16,702)
Other income (expense)	(3)	16	181	51
Interest income	-	10	-	14
Interest expense	(117)	(134)	(369)	(368)
Loss before income taxes	(1,628)	(1,361)	(8,157)	(17,005)
Income tax benefit	(41)	(2,781)	(1,607)	(3,437)
Income (loss) from continuing operations	(1,587)	1,420	(6,550)	(13,568)
Discontinued operations:
Loss from operations of discontinued operations	(456)	(810)	(1,459)	(1,653)
Income tax expense (benefit)	26	(117)	(4)	(124)
Loss on discontinued operations	(482)	(693)	(1,455)	(1,529)
Net income (loss)	$(2,069)	$727	$(8,005)	$(15,097)

Basic income (loss) per share:
Continuing operations	$(0.16)	$0.15	$(0.68)	$(1.42)
Discontinued operations	(0.05)	(0.07)	(0.15)	(0.16)
Net income (loss) per share	$(0.21)	$0.08	$(0.83)	$(1.58)

Diluted income (loss) per share:
Continuing operations	$(0.16)	$0.15	$(0.68)	$(1.42)
Discontinued operations	(0.05)	(0.07)	(0.15)	(0.16)
Net income (loss) per share assuming dilution	$(0.21)	$0.08	$(0.83)	$(1.58)

Shares used in per share calculations:
Basic	9,620	9,597	9,611	9,583
Diluted	9,620	9,620	9,611	9,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$(2,069)	$727	$(8,005)	$(15,097)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	102	100	306	299
Unrealized gain (loss) on cash flow hedges	3	17	(11)	(99)
Other comprehensive income, net of tax	105	117	295	200
Comprehensive income (loss)	$(1,964)	$844	$(7,710)	$(14,897)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$5,303	$21,829
Trade and other receivables, less allowance for doubtful accounts of $389 and $515	24,245	25,555
Costs and estimated earnings in excess of billings on uncompleted contracts	50,293	43,663
Inventories	18,998	18,645
Prepaid expenses and other	1,013	2,096
Assets held for sale	36,439	36,822
Total current assets	136,291	148,610
Property and equipment, less accumulated depreciation and amortization of $73,369 and $69,477	79,043	81,671
Other assets	10,591	11,274
Total assets	$225,925	$241,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,699	$5,267
Accrued liabilities	7,787	10,925
Billings in excess of costs and estimated earnings on uncompleted contracts	291	2,038
Current portion of capital lease obligations	244	325
Total current liabilities	12,021	18,555
Capital lease obligations, less current portion	424	602
Deferred income taxes	82	1,282
Other long-term liabilities	10,956	11,903
Total liabilities	23,483	32,342

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,619,755 and 9,601,011 shares issued and outstanding	96	96
Additional paid-in-capital	119,619	118,680
Retained earnings	83,915	91,920
Accumulated other comprehensive loss	(1,188)	(1,483)
Total stockholders’ equity	202,442	209,213
Total liabilities and stockholders’ equity	$225,925	$241,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,005)	$(15,097)
Loss from discontinued operations	(1,455)	(1,529)
Loss from continuing operations	(6,550)	(13,568)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and capital lease amortization	4,674	6,812
Amortization of intangible assets	374	392
Amortization of debt issuance costs	126	124
Provision for doubtful accounts	557	(89)
Deferred income taxes	(1,200)	(3,575)
(Gain) loss on disposal of property and equipment	(69)	14
Share-based compensation expense	963	1,340
Adjustments to contingent consideration	27	(1,042)
Unrealized loss on foreign currency forward contracts	108	294
Changes in operating assets and liabilities:
Trade and other receivables	753	3,001
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(8,377)	156
Inventories	(185)	4,193
Refundable income taxes	81	3,072
Prepaid expenses and other assets	960	517
Accounts payable	(1,595)	650
Accrued and other liabilities	(3,757)	(2,973)
Net cash used in operating activities from continuing operations	(13,110)	(682)
Net cash provided by (used in) operating activities from discontinued operations	(1,090)	5,504
Net cash provided by (used in) operating activities	(14,200)	4,822
Cash flows from investing activities:
Additions to property and equipment	(2,077)	(1,790)
Proceeds from sale of property and equipment	146	20
Net cash used in investing activities from continuing operations	(1,931)	(1,770)
Cash flows from financing activities:
Payments on capital lease obligations	(259)	(181)
Payments of contingent consideration	(112)	(1,233)
Other financing activities	(24)	(31)
Net cash used in financing activities from continuing operations	(395)	(1,445)
Net cash used in financing activities from discontinued operations	-	(111)
Net cash used in financing activities	(395)	(1,556)
Change in cash and cash equivalents	(16,526)	1,496
Cash and cash equivalents, beginning of period	21,829	10,309
Cash and cash equivalents, end of period	$5,303	$11,805

Noncash investing and financing activities:
Accrued property and equipment purchases	$86	$147
Capital lease additions	$-	$259

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

As of September 30, 2017, the Company has one operating segment, Water Transmission, which manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the segment makes products for industrial plant piping systems and certain structural applications. As of September 30, 2017, the Company’s remaining Tubular Products segment, which includes line, structural and standard pipe and is located in Atchison, Kansas (the “Atchison facility”), has been reported as discontinued operations. See Note 2, “Discontinued Operations” for further information.

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017.

2.	Discontinued Operations

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

The Company is in the process of exploring the sale of its remaining Tubular Products business and believes a sale is probable within the next twelve months. Accordingly, as of September 30, 2017, the related assets of the Company’s Atchison facility were reclassified to Assets held for sale in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. Assets are no longer depreciated once classified as held for sale. As the fair value less costs to sell of the disposal group exceeds the carrying value, no impairment charge has been recorded in the accompanying financial statements.

In accordance with applicable accounting guidance, the Company concluded that the Atchison facility met the criteria for discontinued operations reporting as of September 30, 2017. Accordingly, the Company reclassified the financial results of the Atchison facility as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. These financial results are presented as Loss from discontinued operations in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016. Cash flows from the Company’s discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows.

The table below presents the components of the balance sheet accounts associated with the Atchison facility as of September 30, 2017 and December 31, 2016 (in thousands). All assets held for sale as of September 30, 2017 and December 31, 2016 were reported as current on the Condensed Consolidated Balance Sheets.

	September 30, 2017	December 31, 2016
Assets
Inventories	$388	$392
Property and equipment, net	36,051	36,430
Total assets	$36,439	$36,822

The table below presents the operating results for the Company’s discontinued operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$-	$13	$9	$6,869
Cost of sales	457	829	1,469	8,262
Gross loss	(457)	(816)	(1,460)	(1,393)
Selling, general and administrative expense	(1)	(6)	(1)	257
Operating loss	(456)	(810)	(1,459)	(1,650)
Interest expense	-	-	-	(3)
Loss before income taxes	(456)	(810)	(1,459)	(1,653)
Income tax expense (benefit)	26	(117)	(4)	(124)
Net loss	$(482)	$(693)	$(1,455)	$(1,529)

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Short-term inventories:
Raw materials	$15,510	$15,411
Work-in-process	1,246	1,235
Finished goods	627	40
Supplies	1,615	1,959
Total short-term inventories	18,998	18,645

Long-term inventories:
Finished goods	605	773
Total inventories	$19,603	$19,418

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2017
Financial assets:
Deferred compensation plan	$6,230	$5,352	$878	$-

Financial liabilities:
Derivatives	$(70)	$-	$(70)	$-

As of December 31, 2016
Financial assets:
Deferred compensation plan	$6,209	$5,215	$994	$-
Derivatives	58	-	58	-
Total assets	$6,267	$5,215	$1,052	$-

Financial liabilities:
Derivatives	$(8)	$-	$(8)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

5.	Derivative Instruments and Hedging Activities

The Company conducts business in various foreign countries and, from time to time, settles transactions in foreign currencies. The Company has established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in earnings. As of September 30, 2017 and December 31, 2016, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.8 million (CAD$1.0 million) and $0.9 million (CAD$1.3 million), respectively. As of September 30, 2017 and December 31, 2016, the total notional amount of the derivative contracts designated as cash flow hedges was $1.3 million (CAD$1.6 million) and $3.4 million (CAD$4.5 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Condensed Consolidated Balance Sheets.

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Income (Loss). If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of September 30, 2017, except one contract with a notional value of $1.3 million (CAD$1.6 million) which has a remaining maturity of 20 months.

For the three and nine months ended September 30, 2017, gains recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were approximately $0. For the three and nine months ended September 30, 2016, gains (losses) recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were $0.1 million and $(0.1) million, respectively. As of September 30, 2017, unrealized pretax losses on outstanding derivatives in Accumulated other comprehensive loss was approximately $0. Typically, outstanding derivatives balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 9, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Cost of sales	$70	$79	$221	$118
Selling, general and administrative expense	167	439	742	1,222
Loss from operations of discontinued operations	-	1	-	(8)
Total	$237	$519	$963	$1,332

As of September 30, 2017, unrecognized compensation expense related to the unvested portion of the Company’s RSUs was $0.3 million, which is expected to be recognized over a weighted average period of 0.3 years.

 Stock Option Awards

A summary of option activity under the Company’s stock option plans as of September 30, 2017 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2016	26,000	$24.97
Options granted	-	-
Options exercised	-	-
Options canceled	(2,000)	34.77
Balance, September 30, 2017	24,000	24.15
Exercisable, September 30, 2017	24,000	24.15	2.50	$-

Restricted Stock Units and Performance Share Awards

A summary of activity under the Company’s RSUs and PSAs as of September 30, 2017 and changes during the nine months then ended is presented below:

	Number of RSUs and PSAs	Weighted Average Grant Date Fair Value
Unvested RSUs and PSAs as of December 31, 2016	221,791	$17.36
RSUs and PSAs granted	-	-
Unvested RSUs and PSAs canceled	(46,988)	43.68
RSUs vested	(5,220)	36.00
Unvested RSUs as of September 30, 2017	169,583	9.50

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest over a three-year period and have a market-based payout condition. Vesting of the market-based PSAs is dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. In the nine months ended September 30, 2017, the remaining PSAs were canceled because the market-based conditions were not achieved, and the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0%.

Stock Awards

During the nine months ended September 30, 2017 and 2016, stock awards of 14,944 and 27,640 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $14.72 and $9.95 in 2017 and 2016, respectively.

7.	Commitments and Contingencies

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

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Voluntary Agreement”) with the ODEQ. The Company performed remedial investigation work required under the Voluntary Agreement and in 2016 the EPA and the ODEQ requested additional sampling to be conducted. The Company provided a Final Supplemental Groundwater Sampling Work Plan in the third quarter of 2016, and in September 2016 the ODEQ approved work to proceed. The Company completed the groundwater sampling in the third quarter of 2017. The results, which were communicated to the ODEQ and the EPA in August 2017, have been generally consistent with previous sampling and modeling work.

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

Houston Environmental Issue

In connection with the Company’s sale of its oil country tubular goods (“OCTG”) business, a Limited Phase II Environmental Site Assessment was conducted at the Houston, Texas plant and completed in March 2014, which revealed the presence of volatile organic compounds in the groundwater and certain metals in the soil. In June 2014, the Company was accepted into the Texas Commission on Environmental Quality (“TCEQ”) Voluntary Cleanup Program (“VCP”) to address these issues and obtain a Certificate of Completion from the TCEQ. The cost of any potential assessment and cleanup will not be covered by insurance. The Company believes these costs are likely to be recovered from the purchaser of the OCTG business upon future sale of the Houston property.

The Company implemented a remediation plan that included a groundwater assessment, which was completed in December 2016, as well as obtaining a municipal setting designation ordinance to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures. Additionally, in late October 2016, the TCEQ notified the Company that a neighboring facility has asbestos contamination in its soil. In December 2016, the Company was notified that it will need to assess asbestos contamination before the TCEQ will proceed with a Certificate of Completion. In April 2017, the Company completed the asbestos sampling assessment reviewed by the TCEQ and the EPA. In May 2017, the Company submitted the results of the assessment and anticipates receiving an approval in late 2017. In August and September 2017, the EPA and the TCEQ, respectively, informed the Company that no further action in regards to the asbestos in the property’s soil is required. The Company anticipates the TCEQ will issue the Certificate of Completion in late 2017 or early 2018.

The Company currently estimates that the future costs associated with the VCP will be between approximately $0 and $1.5 million. As of September 30, 2017, the Company has a nominal amount accrued for remediation costs based on the low-end estimate of future costs using a probability-weighted analysis of remediation approaches, and estimates that completion of the VCP process will occur between the fourth quarter of 2017 and the first quarter of 2018.

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

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of September 30, 2017. The letters of credit relate to workers’ compensation insurance.

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions and in many state jurisdictions. Internal Revenue Service examinations have been completed for years prior to 2011. With few exceptions, the Company is no longer subject to United States Federal, state or foreign income tax examinations for years before 2013.

The Company recorded an income tax benefit from continuing operations at an estimated effective income tax rate of 2.5% and 19.7% for the three and nine months ended September 30, 2017, respectively, and an income tax benefit from continuing operations at an estimated effective income tax rate of 204.3% and 20.2% for the three and nine months ended September 30, 2016, respectively. The Company’s estimated effective income tax rate for the three and nine months ended September 30, 2017 was lower than statutory rates primarily because a significant portion of the Company’s net operating losses from the period are subject to a valuation allowance. In addition, the Company’s estimated effective income tax rate for the nine months ended September 30, 2017 was affected by the accounting change discussed in Note 11, “Recent Accounting and Reporting Developments” under which the Company recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense from continuing operations, as well as the favorable impact of a decrease in unrecognized income tax benefits due to a lapse in the statute of limitations.

The Company had $4.4 million and $4.9 million of unrecognized income tax benefits as of September 30, 2017 and December 31, 2016, respectively. It is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months as a result of the lapse of tax statutes of limitation; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit from continuing operations.

9.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss during the nine months ended September 30, 2017 and 2016 (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2016	$(1,493)	$10	$(1,483)

Other comprehensive income (loss) before reclassifications	111	(7)	104
Amounts reclassified from Accumulated other comprehensive loss	195	(4)	191
Net current period adjustments to Other comprehensive income	306	(11)	295

Balance, September 30, 2017	$(1,187)	$(1)	$(1,188)

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive income (loss) before reclassifications	127	(75)	52
Amounts reclassified from Accumulated other comprehensive loss	172	(24)	148
Net current period adjustments to Other comprehensive income	299	(99)	200

Balance, September 30, 2016	$(1,325)	$(13)	$(1,338)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Details about Accumulated Other Comprehensive Loss Components	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated Statements of Operations

Pension liability adjustment:
Net periodic pension cost	$(243)	$(213)	Cost of sales
Associated income tax benefit	48	41	Income tax benefit
	(195)	(172)	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain on cash flow hedges	7	39	Net sales
Hedge ineffectiveness	-	(1)	Net sales
Associated income tax expense	(3)	(14)	Income tax benefit
	4	24	Net of tax

Total reclassifications for the period	$(191)	$(148)

10.	Income (Loss) per Share

Income (loss) per basic and diluted weighted average common share outstanding was calculated as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Income (loss) from continuing operations	$(1,587)	$1,420	$(6,550)	$(13,568)
Loss on discontinued operations	(482)	(693)	(1,455)	(1,529)
Net income (loss)	$(2,069)	$727	$(8,005)	$(15,097)

Basic weighted-average common shares outstanding	9,620	9,597	9,611	9,583
Effect of potentially dilutive common shares(1)	-	23	-	-
Diluted weighted-average common shares outstanding	9,620	9,620	9,611	9,583

Income (loss) per basic common share:
Continuing operations	$(0.16)	$0.15	$(0.68)	$(1.42)
Discontinued operations	(0.05)	(0.07)	(0.15)	(0.16)
Net income (loss) per share	$(0.21)	$0.08	$(0.83)	$(1.58)

Income (loss) per diluted common share:
Continuing operations	$(0.16)	$0.15	$(0.68)	$(1.42)
Discontinued operations	(0.05)	(0.07)	(0.15)	(0.16)
Net income (loss) per share assuming dilution	$(0.21)	$0.08	$(0.83)	$(1.58)

(1)

Due to the Company’s net loss in the three and nine months ended September 30, 2017 and the nine months ended September 30, 2016, the assumed exercise of stock options and the vesting of restricted stock units and performance share awards using the treasury stock method would have had an antidilutive effect and were therefore excluded from the computation of diluted loss per share. The weighted average number of such antidilutive shares not included in the computation of diluted loss per share was approximately 194,000 and 195,000 for the three and nine months ended September 30, 2017, respectively, and approximately 181,000 for the nine months ended September 30, 2016.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption of this guidance on January 1, 2017, on a prospective basis, the Company recognized $0.8 million of excess tax deficiencies from share-based compensation in Income tax benefit from continuing operations for the nine months ended September 30, 2017. Historically, these amounts were recorded as Additional paid-in capital.

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

The Company is currently finalizing its review of the impact of this revenue recognition guidance on its consolidated financial statements. To date, the Company has examined its revenue streams, and does not believe that the adoption of ASU 2014-09 will have a material impact on its revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, as the Company expects that revenues generated will continue to be recognized over time utilizing the percent-complete measure of progress consistent with current practice. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company anticipates it will expand its financial statement disclosures to comply with ASU 2014-09. The Company currently expects to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, however the Company does not anticipate early adoption. The Company continues to evaluate the expected impact of this guidance on disclosures, but does not expect a material impact to the Company’s results of operations or cash flows.

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

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. ASU 2017-12 will be effective for the Company beginning January 1, 2019. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently assessing the impact of this ASU on its Consolidated Financial Statements.

12.	Restructuring

In October 2016, the Company sold the Denver, Colorado facility and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expense of $0.9 million during the nine months ended September 30, 2017 related to demobilization activities and $0.3 million during the three and nine months ended September 30, 2016 related to employee severance and termination related restructuring expenses. The Company completed the demobilization project and vacated the facility in the first quarter of 2017 and there were no restructuring expenses in the three months ended September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (“2017 Q3 Form 10-Q”) contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections about our business, management’s beliefs and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2017 Q3 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are the largest manufacturer of engineered steel pipe water systems in North America. With our strategically located manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced from several manufacturing facilities, which are located in Portland, Oregon; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; Salt Lake City, Utah; St. Louis, Missouri; and Monterrey, Mexico.

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

Our Current Economic Environment

We operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50-year build out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and increased capacity from competition could impact the business. Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate will depend on market conditions. Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs.

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

Other than the inventories policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in our 2016 Form 10-K. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q3 Form 10-Q for a description of accounting pronouncements adopted during the period.

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

 Recent Accounting Pronouncements

See Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q3 Form 10-Q for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	$	% of Net Sales	$	% of Net Sales

Net sales	$38,804	100.0%	$41,075	100.0%
Cost of sales	36,889	95.1	38,136	92.8
Gross profit	1,915	4.9	2,939	7.2
Selling, general and administrative expense	3,423	8.8	3,910	9.5
Restructuring expense	-	-	282	0.7
Operating loss	(1,508)	(3.9)	(1,253)	(3.0)
Other income (expense)	(3)	-	16	-
Interest income	-	-	10	-
Interest expense	(117)	(0.3)	(134)	(0.3)
Loss before income taxes	(1,628)	(4.2)	(1,361)	(3.3)
Income tax benefit	(41)	(0.1)	(2,781)	(6.8)
Income (loss) from continuing operations	(1,587)	(4.1)	1,420	3.5
Discontinued operations:
Loss from operations of discontinued operations	(456)	(1.2)	(810)	(2.0)
Income tax expense (benefit)	26	-	(117)	(0.3)
Loss on discontinued operations	(482)	(1.2)	(693)	(1.7)
Net income (loss)	$(2,069)	(5.3)%	$727	1.8%

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	$	% of Net Sales	$	% of Net Sales

Net sales	$97,153	100.0%	$110,208	100.0%
Cost of sales	93,406	96.1	114,291	103.7
Gross profit (loss)	3,747	3.9	(4,083)	(3.7)
Selling, general and administrative expense	10,835	11.2	12,337	11.2
Restructuring expense	881	0.9	282	0.3
Operating loss	(7,969)	(8.2)	(16,702)	(15.2)
Other income	181	0.2	51	-
Interest income	-	-	14	-
Interest expense	(369)	(0.4)	(368)	(0.2)
Loss before income taxes	(8,157)	(8.4)	(17,005)	(15.4)
Income tax benefit	(1,607)	(1.7)	(3,437)	(3.1)
Loss from continuing operations	(6,550)	(6.7)	(13,568)	(12.3)
Discontinued operations:
Loss from operations of discontinued operations	(1,459)	(1.5)	(1,653)	(1.5)
Income tax benefit	(4)	-	(124)	(0.1)
Loss on discontinued operations	(1,455)	(1.5)	(1,529)	(1.4)
Net loss	$(8,005)	(8.2)%	$(15,097)	(13.7)%

As of September 30, 2017, we have one operating segment, Water Transmission, which manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the segment makes products for industrial plant piping systems and certain structural applications. As of September 30, 2017, our remaining Tubular Products segment, which includes line, structural and standard pipe and is located in Atchison, Kansas, has been reported as discontinued operations. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2017 Q3 Form 10-Q for further information.

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Net sales. Net sales from continuing operations decreased 5.5% to $38.8 million for the third quarter of 2017 compared to $41.1 million for the third quarter of 2016 and decreased 11.8% to $97.2 million for the first nine months of 2017 compared to $110.2 million for the first nine months of 2016. Two customers accounted for 17.6% and 13.9% of total Net sales from continuing operations in the third quarter of 2017 and a different customer accounted for 11.9% of total Net sales from continuing operations in the first nine months of 2017. Three customers accounted for 33.1%, 11.8% and 11.5% of total Net sales from continuing operations in the third quarter of 2016 and one customer accounted for 31.6% of total Net sales from continuing operations in the first nine months of 2016.

The decrease in sales in the third quarter of 2017 compared to the third quarter of 2016 was due to a 12% decrease in tons produced, offset by a 7% increase in selling price per ton. The decrease in tons produced was due to project timing. The increase in selling prices per ton was due to improved market conditions and a change in product mix, combined with a 5% increase in material costs per ton. Higher material costs generally lead to higher contract values and, therefore, higher net sales as contractors and municipalities are aware of the input costs and market conditions. The decrease in sales in the first nine months of 2017 compared to the first nine months of 2016 was due to a 51% decrease in tons produced, offset by a 79% increase in selling price per ton. The decrease in tons produced was due to project timing. The increase in selling prices per ton was due to improved market conditions and a change in product mix, combined with a 50% increase in material costs per ton. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit decreased $1.0 million, or 34.8%, to a $1.9 million gross profit (4.9% of Net sales from continuing operations) for the third quarter of 2017 compared to a $2.9 million gross profit (7.2% of Net sales from continuing operations) for the third quarter of 2016. The decrease in gross profit was due to a change in product mix and project timing. Gross profit increased $7.8 million, or 191.8%, to a $3.7 million gross profit (3.9% of Net sales from continuing operations) for the first nine months of 2017 compared to a $4.1 million gross loss (negative 3.7% of Net sales from continuing operations) for the first nine months of 2016. The increase in gross profit was due to improved pricing as well as our focus on margin over volume.

Selling, general and administrative expense. Selling, general and administrative expense decreased 12.4% to $3.4 million (8.8% of total Net sales from continuing operations) for the third quarter of 2017 compared to $3.9 million (9.5% of total Net sales from continuing operations) for the third quarter of 2016 and decreased 12.2% to $10.8 million (11.2% of total Net sales from continuing operations) for the first nine months of 2017 compared to $12.3 million (11.2% of total Net sales from continuing operations) for the first nine months of 2016. The decrease for the third quarter of 2017 compared to the third quarter of 2016 and for the first nine months of 2017 compared to the first nine months of 2016 was due primarily to $0.6 million and $1.9 million, respectively, in lower wages and benefits due to lower headcount.

Income taxes. The Income tax benefit from continuing operations was approximately $0 in the third quarter of 2017 (an effective income tax rate of 2.5%) compared to an Income tax benefit from continuing operations of $2.8 million in the third quarter of 2016 (an effective income tax rate of 204.3%). The Income tax benefit from continuing operations was $1.6 million in the first nine months of 2017 (an effective income tax rate of 19.7%) compared to an Income tax benefit from continuing operations of $3.4 million in the first nine months of 2016 (an effective income tax rate of 20.2%). The effective income tax rate for the third quarter and first nine months of 2017 was lower than statutory rates primarily because a significant portion of our net operating losses from the period are subject to a valuation allowance. In addition, the estimated effective income tax rate for the nine months ended September 30, 2017 was affected by the accounting change discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2017 Q3 Form 10-Q, under which we recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense from continuing operations, as well as the favorable impact of a decrease in unrecognized income tax benefits due to a lapse in the statute of limitations. The effective income tax rate in the third quarter of 2016 was due primarily to a reduction in the expected increase in valuation allowance for 2016, driven by updates to forecasted earnings and the taxable gain associated with the sale of the Denver facility in the fourth quarter of 2016. The effective income tax rate for the first nine months of 2016 was lower than statutory rates because a portion of our net operating losses from the period are subject to a valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

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

As of September 30, 2017, our working capital (current assets minus current liabilities) excluding current assets held for sale was $87.8 million compared to $93.2 million as of December 31, 2016. Cash and cash equivalents totaled $5.3 million and $21.8 million as of September 30, 2017 and December 31, 2016, respectively. There were no borrowings under the Agreement as of September 30, 2017 and December 31, 2016.

Fluctuations in our working capital accounts result from timing differences between production, shipment, invoicing and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. Our revenues are recognized on a percentage-of-completion method; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

Net cash used in operating activities from continuing operations in the first nine months of 2017 was $13.1 million. Cash used in operating activities was primarily the result of fluctuations in working capital accounts that included increases in costs and estimated earnings in excess of billings on uncompleted contracts and inventories and decreases in accounts payable and accrued and other liabilities, offset by decreases in trade receivables and prepaid expenses and other.

Net cash used in investing activities from continuing operations in the first nine months of 2017 was $1.9 million. This was primarily due to $2.1 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures are expected to be approximately $3.7 million for 2017.

Net cash used in financing activities from continuing operations in the first nine months of 2017 was $0.4 million, primarily due to the capital lease payments totaling $0.3 million and the $0.1 million payment of contingent consideration in February 2017 for amounts earned on 2016 revenues of Permalok Corporation.

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

On March 17, 2017, we filed a registration statement on Form S-3 (Registration No. 333-216802) with the Securities and Exchange Commission (the “SEC”) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof. The registration statement was amended on August 18, 2017 and declared effective by the SEC on September 15, 2017. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2017 Q3 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2016 Form 10-K.

Borrowings on Line of Credit

As of September 30, 2017, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement dated October 26, 2015, as amended on October 19, 2016. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and estimated earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of September 30, 2017, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $15.1 million, net of outstanding letters of credit, under the Agreement as of September 30, 2017. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Capital Leases

We lease certain equipment used in the manufacturing process. We had a total of $0.7 million in capital lease obligations outstanding as of September 30, 2017. The weighted average interest rate on all of our capital leases was 4.34%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2017 Q3 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2017 Q3 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2016 Form 10-K could materially affect our business, financial condition or operating results. The risks described in our 2016 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2017 Q3 Form 10-Q are listed below:

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

Dated: November 1, 2017

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross
Scott Montross
Director, President and Chief Executive Officer

By:	/s/ Robin Gantt
Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)