Form 10-K
period 2017-12-31
NORTHWEST PIPE CO
filed 2018-03-16
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

360-397-6250

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Global Select Market
Preferred Stock Purchase Rights	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐      Accelerated filer    ☒      Non-accelerated filer    ☐ (Do not check if a smaller reporting company)

Smaller reporting company    ☐      Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $134,068,871 as of June 30, 2017 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the registrant’s common stock as of February 23, 2018 was 9,723,883 shares.

Documents Incorporated by Reference

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2018 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2017 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our Water Transmission business, the impacts of the Tax Cuts and Jobs Act of 2017 and other risks discussed in Part I — Item 1A. “Risk Factors” of this 2017 Form 10-K and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2017 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our” and “us” are used in this 2017 Form 10-K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the state of Oregon in 1966.

Overview

We are the largest manufacturer of engineered welded steel pipe water systems in North America. With our strategically located manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments.

We manufacture large-diameter, high-pressure, engineered welded steel pipeline systems for use in water transmission applications. Our sales have historically been driven by the need for new water infrastructure, which is based primarily on overall population growth and population movement between regions, as well as by drought conditions, which are causing a dwindling water supply from developed water sources. More recently, we have seen a trend towards spending on water infrastructure replacement, repair and upgrade.

Recent Business Developments

On December 26, 2017, we completed the sale of substantially all of the assets associated with our manufacturing facility in Atchison, Kansas (the “Atchison facility”), including all of the real and tangible personal property located at the site of that manufacturing facility. Total consideration of $37.2 million in cash was paid by the buyer, resulting in a nominal gain recognized on the sale. Of the proceeds received, $0.75 million was placed in escrow until February 2018 and approximately $3.7 million was placed in escrow for twelve months to secure our indemnification obligations under the agreement.

In March 2018, we announced our plans to close our leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to the Permalok® production facility in St. Louis, Missouri during the second quarter of 2018. This will eliminate duplicate overhead and increase production flexibility. In addition, we will begin producing Permalok® product at our Adelanto, California location, which will increase utilization of existing assets and give us better access to the West Coast trenchless market.

In March 2018, we also announced our plans to close our manufacturing facility in Monterrey, Mexico, and to cease production early in the second quarter of 2018.

Our Industry

Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (the “EPA”), believe the United States water infrastructure is in critical need of updates, repairs or replacements. In its 2011 Drinking Water Infrastructure Needs Survey and Assessment released in June 2013, the EPA estimated the nation will need to spend $384 billion in infrastructure investments by 2030 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (the “ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their 2017 Infrastructure Report Card for Drinking Water, and in its Failure to Act: Closing the Infrastructure Investment Gap for America’s Economic Future study published in 2016, the ASCE concludes that significant portions of many municipal water systems are 40 to 50 years old and are nearing the end of their useful lives, and estimates there will be $150 billion in capital investment needs for water and wastewater infrastructure by 2025 and $204 billion in capital investment needs by 2040. The American Water Works Association concluded in their 2012 report, Buried No Longer: Confronting America’s Water Infrastructure Challenge, that from 2011 to 2035 more than $1 trillion will be needed to repair and expand drinking water infrastructure.

Within this market, we focus on large-diameter, engineered welded steel pipeline systems utilized in water, energy, structural and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the addressable market for the products sold will be approximately $1.4 billion over the next three years.

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

The primary drivers of growth in new water infrastructure installation are population growth and movement as well as dwindling supplies from developed water sources. According to the United States Census Bureau, the population of the United States will increase by approximately 72 million people between 2018 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. The 2018 Dodge Construction Outlook forecasts public works construction starts will grow by 3% from 2017 levels.

In addition, many current water supply sources are in danger of being exhausted, as water systems degrade over time and cause failures to the infrastructure. Much of the drinking water infrastructure in major cities was built in the mid-20th century with a lifespan of 75 to 100 years. In its 2017 Infrastructure Report Card for Drinking Water, the ASCE estimates there are 240,000 water main breaks per year in the United States, wasting over two trillion gallons of treated drinking water, which equates to 14% to 18% of each day’s treated water. The ASCE also reports that with utilities averaging a pipe replacement rate of 0.5% per year, it will take an estimated 200 years to replace the system – nearly double the useful life of the pipes. These aging water and wastewater systems will also drive demand for future investment.

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

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The U.S. Senate passed the latest Water Resources Development Act, which was included in the Water Infrastructure Improvements for the Nation Act signed by the President in December 2016, which authorizes new infrastructure projects around the country and contains substantive provisions in regards to drinking water infrastructure. Additionally, the EPA’s Water Infrastructure Finance and Innovation Act (“WIFIA”) program provides approximately $1 billion in credit assistance for water infrastructure projects. In a June 2017 EPA press release, EPA Administrator Scott Pruitt said “Improvements are needed to address drinking and waste water infrastructure, and EPA’s WIFIA program offers opportunities to provide credit assistance to spur innovative investments that address water infrastructure needs.”

In addition to the Federal initiatives, individual states are also taking action. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act (“Proposition 1”). Proposition 1 authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced water treatment technology, water supply management and conveyance, wastewater treatment, drought relief, emergency water supplies and ecosystem and watershed protection and restoration. The State of Texas has earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (SWIFT). This program provides low-interest and deferred loans to state agencies making approved investments in water infrastructure projects. Our strategically located manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Products

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

Marketing

Our plant locations in Oregon, California, West Virginia, Texas, Missouri, Utah and Mexico, allow us to efficiently serve customers throughout the United States, as well as Canada and Mexico. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers and support personnel who work closely with public water agencies, contractors and engineering firms, often years in advance of projects being bid. This allows us to identify and evaluate planned projects at early stages, participate in the engineering and design process, and ultimately promote the advantages of our systems. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

As such, the primary customers for our water transmission products are installation contractors for projects funded by public water agencies. No customer accounted for 10% or more of total Net sales from continuing operations in 2017. One customer accounted for 28% of total Net sales from continuing operations in 2016 and two customers accounted for 16% and 13% of total Net sales from continuing operations in 2015; we do not believe the potential loss of these customers would have had an adverse effect on our business due to the nature of the industry and the competition between installation contractors.

Manufacturing

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

Technology. Advances in technology help us produce high quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. We own interlocking pipe joining system technologies (Permalok®) that provide an alternate joint solution used for connecting steel pipes. To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects and vendor trials of new products.

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

Backlog

We measure backlog as a key metric to evaluate the commercial health of our business. Backlog represents the balance of remaining performance obligations under signed contracts. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2017 and 2016, backlog was approximately $53 million and $57 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. We also have projects for which we have been notified that we are the successful bidder, but a binding agreement has not been executed (“confirmed orders”). As of December 31, 2017 and 2016, backlog and confirmed orders combined were approximately $88 million and $66 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

Competition

We have several regional competitors. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us.

With manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, Utah and Mexico, we believe we can more effectively compete throughout the United States, Canada and Mexico. Our primary competitor in the western United States and southwestern Canada is the Water Transmission Group of Ameron International Corporation, a wholly owned subsidiary of National Oilwell Varco, Inc. East of the Rocky Mountains, our primary competition includes: Thompson Pipe Group, which manufactures concrete pressure pipe, fiberglass reinforced polymer pressure pipe and spiral welded steel pipe; and AMERICAN SpiralWeld Pipe Company, LLC and Mid America Pipe Fabricating and Supply Co., Inc., which manufacture spiral welded steel pipe.

No assurance can be given that other new or existing competitors will not establish new facilities or expand capacity within our market areas. In February 2017, a competitor announced it was building a new spiral-welded steel pipe mill in California. In December 2017, another competitor announced its plans to build a new spiral-welded steel pipe mill in either Oklahoma or Texas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

We have historically purchased hot rolled and galvanized steel coil from both domestic and foreign steel mills, however in 2017 all steel purchases were from domestic steel mills. Domestic suppliers include Nucor Corporation, EVRAZ Inc. North America, Steel Dynamics, Inc., ArcelorMittal USA LLC, SSAB, and Big River Steel. Steel is normally purchased only after a project has been awarded to us. From time to time, we may purchase additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local and foreign environmental and occupational safety and health laws and regulations, violation of which could lead to fines, penalties, other civil sanctions or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff and other environmental matters, and we are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Site discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations or cash flows.

Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Employees

As of January 31, 2018, we had approximately 540 full-time employees. Approximately 34% were salaried and approximately 66% were employed on an hourly basis. All of our employees are non-union, with exception of the hourly employees at our Monterrey, Mexico facility, which represent approximately 9% of our employees. We consider our relations with our employees to be good.

Geographic Information

We sold principally all of our products in the United States and Canada. As of December 31, 2017, all material long-lived assets are located in the United States. See Note 2 and Note 6 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K for revenue by geographic region and property and equipment information.

Executive Officers of the Registrant

Information regarding our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2017 Form 10-K and is incorporated herein by reference.

Available Information

Our internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our internet website and the information contained therein or connected thereto are not incorporated into this 2017 Form 10-K.

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

You should carefully consider the following factors, together with all the other information included in this 2017 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to Our Business

Our business faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete, ductile iron, polyvinyl chloride (“PVC”) and high density polyethylene (“HDPE”) pipe. Orders in our business are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, the recent increases in capacity have negatively affected our sales, gross margins and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications and high freight costs. Although our manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, Utah and Mexico allow us to compete throughout the United States, Canada and Mexico, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity further within our market areas. In February 2017, a competitor announced it was building a new spiral-welded steel pipe mill in California. In December 2017, another competitor announced its plans to build a new spiral-welded steel pipe mill in either Oklahoma or Texas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins and overall profitability in our business.

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

A downturn in government spending related to public water transmission projects would adversely affect our business. Our business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs and replacement and new water infrastructure spending, which, in turn, depends on, among other things:

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

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel was approximately $650 per ton in 2017, $474 per ton in 2016 and $573 per ton in 2015. In 2017, our monthly average steel purchasing costs ranged from a high of approximately $768 per ton to a low of approximately $627 per ton. This volatility can significantly affect our gross profit. On March 8, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962. The tariff will be imposed on all steel imports with the exception of steel imported from Canada, Mexico and Australia, and the administration is considering exemption requests from other countries. We expect these actions to increase steel costs and decrease supply availability. Prior to the announcement, we had already experienced domestic price increases and limited steel availability since the beginning of 2018.

Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flows. In addition, if we are unable to acquire timely steel supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations or cash flows.

Our backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts, was approximately $53 million as of December 31, 2017. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations or cash flows.

We face risks in connection with potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations and our ability to achieve desired operational efficiencies. We may also consider other alternatives for our business units in order to strategically position our business and continue to compete in our markets, which may include joint-ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint-venture or a buyer willing to purchase our assets may adversely affect our business, financial position, results of operations or cash flows.

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

Our use of the percentage-of-completion method of accounting includes estimates. Revenue from construction contracts is recognized on the percentage-of-completion method, measured by the costs incurred to date as a percentage of the estimated total costs of each contract (the cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

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

See Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K for discussion regarding the expected impact of our adoption of new guidance for revenue recognition effective in the first quarter of 2018.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Our information technology systems can be negatively affected by cybersecurity threats. Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary, employee and other key information and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees, lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Increased levels of imports have and could continue to adversely affect pricing and demand for our products. We believe import levels are affected by, among other things, overall worldwide demand, lower cost of production in other countries, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports in the United States and Canada which compete with our products could reduce demand for our products in the future and adversely affect our business, financial position, results of operations or cash flows.

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

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels improve, we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, borrowings under the Loan and Security Agreement (the “Agreement”) with Bank of America, N.A. are limited to the lesser of $60 million or availability under a borrowing base, which is subject to various sublimits and borrowing restrictions as determined under the Agreement. As of December 31, 2017, we had $19.1 million available to borrow under the Agreement. We may not have sufficient availability under the Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital would have a material adverse effect on our business, financial condition, results of operations or cash flows.

The restrictions under which we operate as a result of our debt agreements could have a material adverse effect on our business, financial condition, results of operations or cash flows. We have financed our operations through cash flows from operations, available borrowings and other financing arrangements. As of December 31, 2017, we had approximately $1.1 million of capital lease obligations and no outstanding borrowings on our line of credit. However, we could incur borrowings on our line of credit in the future to finance increases in working capital, fund capital expenditures, fund negative operating cash flows or for other corporate purposes. These borrowings could become significant in the future.

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

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. The agreements governing our current and future debt include covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets, and our ability to experience material adverse events.

Our ability to comply with the covenants under our debt instruments in the future is uncertain and will be affected by our results of operations and financial condition as well as other events and circumstances beyond our control. If market and other economic conditions do not improve, our ability to comply with these covenants may be impaired. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related debt. If any of our debt is accelerated, we cannot assure you that we would have sufficient assets to repay such debt or that we would be able to refinance such debt on commercially reasonable terms or at all. The acceleration of a significant portion of our current and future debt could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. No material weaknesses were identified as of December 31, 2017, 2016 or 2015. However, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The following tables provide certain information about our operating facilities as of December 31, 2017:

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

As of December 31, 2017, we owned all of our facilities except for one of our Saginaw, Texas facilities, our St. Louis, Missouri facility and our Salt Lake City, Utah facility, which are leased. Additionally, land adjacent to our Portland, Oregon facility used for parking and pipe storage is leased.

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K.

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

	Low	High
2017
First Quarter	$15.31	$19.39
Second Quarter	12.67	17.03
Third Quarter	14.57	19.17
Fourth Quarter	16.94	21.08

2016
First Quarter	$7.74	$11.18
Second Quarter	8.56	10.80
Third Quarter	10.59	12.33
Fourth Quarter	11.94	18.77

There were 28 shareholders of record as of February 20, 2018. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. There were no cash dividends declared or paid in fiscal years 2017 or 2016, and we do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

On March 17, 2017, we filed a registration statement on Form S-3 (Registration No. 333-216802) with the SEC covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof. The registration statement was amended on August 18, 2017 and declared effective by the SEC on September 15, 2017. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2017 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” of this 2017 Form 10-K.

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

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2012	100.00	100.00	100.00
December 31, 2013	158.26	138.82	122.87
December 31, 2014	126.24	145.62	125.69
December 31, 2015	46.90	139.19	111.77
December 31, 2016	72.17	168.85	149.55
December 31, 2017	80.22	193.58	154.24

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2017 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected consolidated financial data and should be read in conjunction with Part II — Item 8. “Financial Statements and Supplementary Data,” and Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2017 Form 10-K.

The consolidated financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 are derived from our audited Consolidated Financial Statements included in this 2017 Form 10-K. The consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 are derived from audited Consolidated Financial Statements which are not included in this 2017 Form 10-K and are adjusted for discontinued operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$132,780	$149,387	$173,160	$238,545	$226,427
Gross profit (loss)	5,823	(317)	606	39,601	46,953
Income (loss) from continuing operations	(8,392)	(6,741)	(17,812)	10,439	13,481
Loss on discontinued operations	(1,771)	(2,522)	(11,576)	(28,326)	(14,404)
Net loss	(10,163)	(9,263)	(29,388)	(17,887)	(923)

Earnings per Common Share:
Basic - Income (loss) from continuing operations	$(0.88)	$(0.71)	$(1.86)	$1.10	$1.43
Loss on discontinued operations	(0.18)	(0.26)	(1.21)	(2.98)	(1.53)
Net loss per share	$(1.06)	$(0.97)	$(3.07)	$(1.88)	$(0.10)

Diluted - Income (loss) from continuing operations	$(0.88)	$(0.71)	$(1.86)	$1.09	$1.41
Loss on discontinued operations	(0.18)	(0.26)	(1.21)	(2.95)	(1.51)
Net loss per share assuming dilution	$(1.06)	$(0.97)	$(3.07)	$(1.86)	$(0.10)

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$230,324	$241,555	$259,380	$351,882	$433,459
Long-term debt and capital lease obligations, less current portion	737	602	676	45,701	93,581
Stockholders' equity	200,264	209,213	217,560	245,635	261,850

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I – Item 1A. “Risk Factors” or in other parts of this 2017 Form 10-K.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition:

Revenue from construction contracts is recognized on the percentage-of-completion method. For a majority of contracts, revenue is measured by the costs incurred to date as a percentage of the estimated total costs of each contract (the cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. The cost of steel is recognized as a project cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in the gross profit as a percent of sales increasing or decreasing by more than two percent are reviewed by senior management personnel.

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

See Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K for discussion regarding the expected impact of our adoption of new guidance for revenue recognition effective in the first quarter of 2018.

Inventories:

Inventories are stated at the lower of cost and net realizable value. Determining net realizable value of inventories involves judgments and assumptions, including projecting selling prices and cost of sales. To estimate net realizable value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of all other raw material inventories, as well as work-in-process and supplies is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $0.9 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred income tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $0.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.2 million based on cumulative foreign earnings of $1.1 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of United States generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $0.6 million of the deferred income tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.2 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate as of December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred income tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current income tax expense when the analysis is complete.

Allowance for Doubtful Accounts:

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments based on historical experience and management’s judgment. The extension and revision of credit is determined by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing or other events. We believe the reported allowances as of December 31, 2017 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, additional allowances may need to be recorded which would result in additional expense being recorded for the period in which such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales	$132,780	100.0%	$149,387	100.0%	$173,160	100.0%
Cost of sales	126,957	95.6	149,704	100.2	172,554	99.7
Gross profit (loss)	5,823	4.4	(317)	(0.2)	606	0.3
Selling, general and administrative expense	14,143	10.6	16,921	11.3	20,378	11.7
Impairment of goodwill	-	0.0	-	0.0	5,282	3.1
Gain on sale of facility	-	0.0	(7,860)	(5.3)	-	0.0
Restructuring expense	881	0.7	990	0.7	-	0.0
Operating loss	(9,201)	(6.9)	(10,368)	(6.9)	(25,054)	(14.5)
Other income	193	0.1	24	0.0	58	0.0
Interest income	6	0.0	14	0.0	1	0.0
Interest expense	(490)	(0.3)	(509)	(0.4)	(1,340)	(0.7)
Loss from continuing operations before income taxes	(9,492)	(7.1)	(10,839)	(7.3)	(26,335)	(15.2)
Income tax benefit	(1,100)	(0.8)	(4,098)	(2.8)	(8,523)	(4.9)
Loss from continuing operations	(8,392)	(6.3)	(6,741)	(4.5)	(17,812)	(10.3)
Discontinued operations:
Loss from operations of discontinued operations	(1,779)	(1.4)	(3,180)	(2.1)	(15,004)	(8.7)
Gain on sale of facility	6	0.0	-	0.0	-	0.0
Income tax benefit	(2)	0.0	(658)	(0.4)	(3,428)	(2.0)
Loss on discontinued operations	(1,771)	(1.4)	(2,522)	(1.7)	(11,576)	(6.7)
Net loss	$(10,163)	(7.7)%	$(9,263)	(6.2)%	$(29,388)	(17.0)%

We have one operating segment, Water Transmission, which manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 3 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K for information on discontinued operations, which includes the results of the Atchison facility which were historically reported in the Tubular Products segment.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales. Net sales from continuing operations decreased 11.1% to $132.8 million in 2017 from $149.4 million in 2016. No customer accounted for 10% or more of total Net sales from continuing operations in 2017. One customer accounted for 28% of total Net sales from continuing operations in 2016; we do not believe the potential loss of this customer would have had an adverse effect on our business due to the nature of the industry and the competition between installation contractors.

The decrease in sales was due to a 45% decrease in tons produced, offset by a 62% increase in selling price per ton. The decrease in tons produced was due to project timing. The increase in selling prices per ton was due to improved market conditions and a change in product mix, combined with a 42% increase in material costs per ton. Higher material costs generally lead to higher contract values and, therefore, higher net sales as contractors and municipalities are aware of the input costs and market conditions. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit increased to a $5.8 million gross profit (4.4% of Net sales from continuing operations) in 2017 from a $0.3 million gross loss (negative 0.2% of Net sales from continuing operations) in 2016. During 2017, we did not pursue projects that did not meet our gross profit goals, which contributed to the lower volumes noted in Net sales above. The increase in gross profit was due to improved pricing as well this focus on margin over volume.

Selling, general and administrative expense. Selling, general and administrative expense decreased 16.4% to $14.1 million (10.6% of Net sales from continuing operations) in 2017 from $16.9 million (11.3% of Net sales from continuing operations) in 2016. The decrease was due primarily to $2.4 million in lower wages and benefits due to lower headcount and a $0.8 million decrease in professional fees.

Restructuring expense. In response to adverse market conditions, the decision was made in the second quarter of 2016 to close the Denver, Colorado facility, which was subsequently sold in October 2016. In 2017 and 2016, we incurred restructuring expenses of $0.9 million and $1.0 million, respectively, which includes employee severance and termination related restructuring expenses of $0 and $0.5 million, respectively, and expense related to demobilization activities of $0.9 million and $0.5 million, respectively. We completed the demobilization project and vacated the facility in the first quarter of 2017.

Income taxes. The Income tax benefit from continuing operations was $1.1 million in 2017 (an effective income tax benefit rate of 11.6%) compared to an Income tax benefit from continuing operations of $4.1 million in 2016 (an effective income tax benefit rate of 37.8%). The effective income tax rate for 2017 was lower than statutory rates primarily because a significant portion of our net operating losses from the period are subject to a valuation allowance. In addition, the estimated effective income tax rate for 2017 was affected by the accounting change discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K, under which we recognized $0.8 million of excess tax deficiencies from share-based compensation as an income tax expense from continuing operations, as well as the impact of $0.9 million from the Tax Cuts and Jobs Act of 2017 discussed in Note 16 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K. These amounts were slightly offset by the favorable impact of a decrease in unrecognized income tax benefits due to a lapse in the statute of limitations. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net sales. Net sales from continuing operations decreased 13.7% to $149.4 million in 2016 from $173.2 million in 2015. One customer accounted for 28% of total Net sales from continuing operations in 2016 and two customers accounted for 16% and 13% of total Net sales from continuing operations in 2015. We do not believe the potential loss of these customers would have had an adverse effect on our business due to the nature of the industry and the competition between installation contractors.

The decrease in sales was due to a 27% decrease in average selling price per ton offset in part by a 19% increase in tons produced. The decrease in selling prices per ton was due to a 15% decrease in material costs per ton and increased competition, as well as a change in product mix. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit decreased 152.3% to a $0.3 million gross loss (negative 0.2% of Net sales from continuing operations) in 2016 from a $0.6 million gross profit (0.3% of Net sales from continuing operations) in 2015. The decrease in gross profit was due to the significant competition that we experienced on our project bids, which led to decreased selling prices, combined with the mix of projects produced in 2016.

Selling, general and administrative expense. Selling, general and administrative expense decreased 17.0% to $16.9 million (11.3% of Net sales from continuing operations) in 2016 from $20.4 million (11.7% of Net sales from continuing operations) in 2015. The decrease was due primarily to $1.4 million in lower wages and benefits due to lower headcount and a $1.4 million decrease in professional fees.

Gain on sale of facility. On October 4, 2016, we completed the sale of our Denver, Colorado facility and recorded a gain on the sale of $7.9 million in the fourth quarter of 2016.

Interest expense. Interest expense decreased to $0.5 million in 2016 from $1.3 million in 2015. The decrease was a result of a decrease in borrowings under the line of credit and capital leases in 2016 compared to 2015. Interest expense in 2015 included the write-off of unamortized financing costs totaling $0.4 million associated with the termination of a bank line of credit agreement.

Income taxes. The Income tax benefit from continuing operations was $4.1 million in 2016 (an effective income tax benefit rate of 37.8%) compared to an Income tax benefit from continuing operations of $8.5 million in 2015 (an effective income tax benefit rate of 32.4%). The effective income tax benefit rate from continuing operations for 2015 includes the impact of the recognition of research and development tax credits (which increased the effective income tax benefit rate) as well as non-deductibility of expense related to the impairment of goodwill and the valuation allowance recorded (both of which decreased the effective income tax benefit rate). The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Agreement with Bank of America, N.A. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015 are presented in our Consolidated Statements of Cash Flows contained in this 2017 Form 10-K, and are further discussed below.

As of December 31, 2017, our working capital (current assets minus current liabilities) excluding current assets held for sale was $123.8 million compared to $93.2 million as of December 31, 2016. Cash and cash equivalents totaled $43.6 million and $21.8 million as of December 31, 2017 and 2016, respectively. This increase is primarily attributable to the cash proceeds received in December 2017 from the sale of substantially all of the assets of the Atchison facility. There were no borrowings under the Agreement as of December 31, 2017 and 2016.

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

Net Cash Provided by (Used in) Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations in 2017 was $5.8 million. This was primarily the result of fluctuations in working capital accounts that included increases in trade and other receivables and decreases in accrued and other liabilities, offset by decreases in inventories and increases in accounts payable.

Net cash used in operating activities from continuing operations in 2016 was $1.8 million. This was primarily the result of our net loss from continuing operations adjusted for noncash charges of $8.8 million for depreciation and capital lease amortization offset by $7.9 million for the gain on sale of facility and the net positive cash flow effect of a decrease in our working capital accounts, other than cash and cash equivalents. The decreases consisted primarily of the reduction in our inventories and income tax refunds received during the year. These were partially offset by a reduction in accrued liabilities stemming from fewer loss margin job reserves than the prior year.

Net cash provided by operating activities from continuing operations in 2015 was $20.8 million. This was primarily the result of our net loss from continuing operations adjusted for noncash charges of $7.3 million for depreciation and capital lease amortization and $5.3 million for impairment of goodwill, and the net positive cash flow effect of a decrease in our working capital. The decrease in working capital was primarily driven by decreases in accounts receivable of $15.7 million and inventories of $9.9 million, partially offset by a net decrease in accounts payable and accrued liabilities of $4.5 million.

Net Cash Provided by (Used in) Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations in 2017 was $2.7 million. Capital expenditures of $2.9 million in 2017 were primarily standard capital replacement. Capital expenditures in 2018 are expected to be approximately $8.6 million for standard capital replacement.

Net cash provided by investing activities from continuing operations in 2016 was $11.7 million. This was primarily due to net proceeds of $13.9 million received from the sale of our Denver, Colorado facility on October 4, 2016. Capital expenditures of $2.3 million in 2016 were primarily standard capital replacement.

Net cash provided by investing activities from continuing operations in 2015 was $4.7 million. Capital expenditures of $6.8 million in 2015 were primarily standard capital replacement. Offsetting the cash used for additions to property and equipment was $4.3 million provided by an escrow that was released to us in April 2015 related to the March 2014 disposition of the oil country tubular goods business and $7.2 million collected on a note receivable.

Net Cash Used in Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations in 2017 was $0.5 million, primarily due to the capital lease payments totaling $0.3 million and the $0.1 million payment of contingent consideration in February 2017 for amounts earned on 2016 revenues from Permalok Corporation.

Net cash used in financing activities from continuing operations in 2016 was $1.5 million, primarily from the payment of contingent consideration in January 2016 for amounts earned on 2015 revenues of Permalok Corporation.

Net cash used in financing activities from continuing operations in 2015 was $47.6 million, which resulted primarily from net repayments under our line of credit and capital lease payments totaling $46.9 million.

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

On March 17, 2017, we filed a registration statement on Form S-3 (Registration No. 333-216802) with the SEC covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof. The registration statement was amended on August 18, 2017 and declared effective by the SEC on September 15, 2017. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2017 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” of this 2017 Form 10-K.

Borrowings on Line of Credit

As of December 31, 2017, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit in the aggregate of up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and estimated earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of December 31, 2017, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $19.1 million, net of outstanding letters of credit, under the Agreement as of December 31, 2017. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2017 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$1,055	$318	$526	$211	$-
Operating leases	6,272	1,698	2,350	1,179	1,045
Interest payments (1)	98	43	45	10	-
Total obligations (2) (3)	$7,425	$2,059	$2,921	$1,400	$1,045

(1)	These amounts represent estimated future interest payments related to our capitalized leases.

(2)

Excludes liabilities associated with our pension and our deferred compensation plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2017, liabilities associated with our pension and deferred compensation plan are $1.7 million and $6.2 million, respectively and are recorded in Other long-term liabilities in the Consolidated Balance Sheets.

(3)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $4.1 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 16 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K.

We also have entered into letters of credit that total approximately $2.0 million as of December 31, 2017. The letters of credit relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Adoption of New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting our company, see Note 2 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2017 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risks affecting our business relate to our exposure to commodity risk, interest rate risk and foreign currency exchange rate risk.

Commodity Risk

Certain materials we use in our business are classified as commodities traded in the worldwide markets, of which the most significant commodity is steel, used in the manufacturing of pipe. We do not hedge our commodity risk and do not enter into any transactions in commodities for trading purposes. The impact of volatility in steel prices varies significantly. This volatility can significantly affect our gross profit. Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful.

Steel comprises approximately 20% to 30% of project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is awarded.

Interest Rate Risk

As of December 31, 2017 and 2016, we had no debt outstanding accruing interest at a variable rate. Our capital leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt over the past two years, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our Interest expense in either year.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2017, the total notional amount of these derivative contracts was $2.3 million (CAD$2.9 million), of which we applied hedge accounting to $2.1 million (CAD$2.7 million). As of December 31, 2017, all of our contracts had a remaining maturity of less than twelve months except two contracts with a combined notional amount of $2.1 million (CAD$2.7 million) which have remaining maturities of 15 to 17 months. As of December 31, 2016, the total notional amount of these derivative contracts was $4.3 million (CAD$5.8 million), of which we applied hedge accounting to $3.4 million (CAD$4.5 million).

A hypothetical 10% change in the Canadian Dollar foreign currency exchange rate would not have a material impact on our reported 2017 or 2016 Net sales from continuing operations.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-29 at the end of this 2017 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included in Note 20 of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on their evaluation, as of December 31, 2017, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance.

Name	Age as of December 31, 2017	Current Position with Company
Scott Montross	53	Director, President and Chief Executive Officer
Robin Gantt	46	Senior Vice President, Chief Financial Officer and Corporate Secretary
Martin Dana	52	Executive Vice President, Business Development and Strategy
William Smith	62	Executive Vice President, Water Transmission
Aaron Wilkins	43	Vice President of Finance and Corporate Controller

Scott Montross has served as our Director, President and CEO since January 1, 2013. Mr. Montross joined the Company in May 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational and planning responsibilities and has spent a total of 24 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for EVRAZ Inc. North America's Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of EVRAZ Inc. North America from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2007 and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Robin Gantt has served as our Senior Vice President and CFO since January 2011 and Corporate Secretary since June 2015, after joining the Company in July 2010. Ms. Gantt served as the CFO and Treasurer of EVRAZ Inc. North America from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became EVRAZ Inc. North America after its acquisition by Evraz Group S.A. in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed to Controller in 2005.

Martin Dana served as our Executive Vice President, Business Development and Strategy from April 2016 until his resignation in January 2018. Previous positions at the Company held by Mr. Dana include Executive Vice President, Sales and Marketing, Executive Vice President, Tubular Products Group, Vice President of Operations for Tubular Products, Vice President of Sales and Marketing for the Water Transmission Group and other management and Vice President level positions since joining the Company in 1999. Prior to joining the Company, Mr. Dana held positions at Oregon Steel Mills, Inc.

William Smith has served as our Executive Vice President, Water Transmission since April 2016. Prior to that, Mr. Smith served as our Executive Vice President, Operations and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 41-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe and LB Foster.

Aaron Wilkins has served as our Corporate Controller since March 2014 and was named Vice President of Finance and Corporate Controller in September 2016. Prior to joining the Company, Mr. Wilkins served two years as CFO of Omega Morgan, an industrial moving and transportation company. Prior to that, Mr. Wilkins served seven years with Oregon Steel Mills, Inc. and then EVRAZ Inc. North America holding several finance and accounting positions including Corporate Controller and Assistant Treasurer and Director of Finance of EVRAZ Inc. North America’s Flat Products Group.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 5721 SE Columbia Way, Suite 200, Vancouver, WA 98661. None of the material on our website is part of this 2017 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions Nominating and Governance Committee, Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2017, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)
Equity compensation plans approved by security holders	193,583	$24.15	589,142
Equity compensation plans not approved by security holders (3)	-	-	-
Total	193,583	$24.15	589,142

(1)	Consists of our 2007 Stock Incentive Plan.

(2)

The weighted-average exercise price set forth in this column is calculated excluding outstanding restricted stock units, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2018 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

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

2.2

Asset Purchase Agreement between Northwest Pipe Company and Almacenadora Afirme, S.A. de C.V., Organización Auxiliar del Crédito, Afirme Grupo Financiero, dated as of December 22, 2017, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2017

2.3

Real Estate Purchase Agreement between Northwest Pipe Company and Almacenadora Afirme, S.A. de C.V., Organización Auxiliar del Crédito, Afirme Grupo Financiero, dated as of December 22, 2017, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 29, 2017

3.1

Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308
(“the S-1”)

3.2

First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3, as amended, effective November 1, 2006, Commission Registration No. 333-137923

3.3	Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2016

4.1

Amended and Restated Rights Agreement, dated as of June 18, 2009, between the Company and Mellon Investor Services LLC as Rights Agent, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 19, 2009

Exhibit Number	Description
10.1	1995 Stock Option Plan for Nonemployee Directors, incorporated by reference to Exhibits to the S-1*

10.2

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.3

Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.4

Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012*

10.5

Amendment to the Northwest Pipe Company 2007 Stock Incentive Plan dated April 12, 2013, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 17, 2013*

10.6

Executive Employment Agreement between Northwest Pipe Company and Gary A. Stokes, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2014*

10.7	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.8	Form of Performance Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2014*

10.9

Loan and Security Agreement dated October 26, 2015, among Northwest Pipe Company, Permalok Corporation and Bank of America, N.A., incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2015

10.10	Form of Long Term Incentive Plan Agreement, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2016*

10.11

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.12

Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and each of Robin Gantt, Martin Dana and Bill Smith dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.13

Amendment Number One to Loan and Security Agreement dated October 19, 2016, by and between Northwest Pipe Company and Permalok Corporation, individually and collectively as borrower, and Bank of America, N.A., as agent and lender, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016

10.14

Change in Control Agreement between Northwest Pipe Company and Aaron Wilkins dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 2, 2016*

10.15	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2018*

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Northwest Pipe Company

In our opinion, the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the period ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Northwest Pipe Company and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon

March 4, 2016, except for the effects of discontinued operations discussed in Note 3 to the consolidated financial statements, as to which the date is March 16, 2018

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$132,780	$149,387	$173,160
Cost of sales	126,957	149,704	172,554
Gross profit (loss)	5,823	(317)	606
Selling, general and administrative expense	14,143	16,921	20,378
Impairment of goodwill	-	-	5,282
Gain on sale of facility	-	(7,860)	-
Restructuring expense	881	990	-
Operating loss	(9,201)	(10,368)	(25,054)
Other income	193	24	58
Interest income	6	14	1
Interest expense	(490)	(509)	(1,340)
Loss from continuing operations before income taxes	(9,492)	(10,839)	(26,335)
Income tax benefit	(1,100)	(4,098)	(8,523)
Loss from continuing operations	(8,392)	(6,741)	(17,812)
Discontinued operations:
Loss from operations of discontinued operations	(1,779)	(3,180)	(15,004)
Gain on sale of facility	6	-	-
Income tax benefit	(2)	(658)	(3,428)
Loss on discontinued operations	(1,771)	(2,522)	(11,576)
Net loss	$(10,163)	$(9,263)	$(29,388)

Basic and diluted loss per share:
Continuing operations	$(0.88)	$(0.71)	$(1.86)
Discontinued operations	(0.18)	(0.26)	(1.21)
Net loss per share	$(1.06)	$(0.97)	$(3.07)

Shares used in per share calculations:
Basic and diluted	9,613	9,588	9,560

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net loss	$(10,163)	$(9,263)	$(29,388)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	57	131	238
Unrealized gain (loss) on cash flow hedges	(19)	(76)	57
Other comprehensive income, net of tax	38	55	295
Comprehensive loss	$(10,125)	$(9,208)	$(29,093)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$43,646	$21,829
Trade and other receivables, less allowance for doubtful accounts of $477 and $515	28,990	25,555
Costs and estimated earnings in excess of billings on uncompleted contracts	44,502	43,663
Inventories	17,055	18,645
Prepaid expenses and other	6,562	2,096
Assets held for sale	-	36,822
Total current assets	140,755	148,610
Property and equipment, net	78,756	81,671
Other assets	10,813	11,274
Total assets	$230,324	$241,555

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,521	$5,267
Accrued liabilities	6,563	10,925
Billings in excess of costs and estimated earnings on uncompleted contracts	2,599	2,038
Current portion of capital lease obligations	318	325
Total current liabilities	17,001	18,555
Capital lease obligations, less current portion	737	602
Deferred income taxes	941	1,282
Other long-term liabilities	11,381	11,903
Total liabilities	30,060	32,342

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,619,755 and 9,601,011 shares issued and outstanding	96	96
Additional paid-in-capital	119,856	118,680
Retained earnings	81,757	91,920
Accumulated other comprehensive loss	(1,445)	(1,483)
Total stockholders’ equity	200,264	209,213
Total liabilities and stockholders’ equity	$230,324	$241,555

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2014	9,520,067	$95	$116,802	$130,571	$(1,833)	$245,635
Net loss	-	-	-	(29,388)	-	(29,388)
Other comprehensive income:
Unrealized gain on cash flow hedges, net of tax expense of $34	-	-	-	-	57	57
Pension liability adjustment, net of tax expense of $237	-	-	-	-	238	238
Issuance of common stock under stock compensation plans	44,685	1	(424)	-	-	(423)
Tax benefit from stock compensation plans	-	-	19	-	-	19
Tax deficiency from stock compensation plans	-	-	(352)	-	-	(352)
Share-based compensation expense	-	-	1,774	-	-	1,774
Balances, December 31, 2015	9,564,752	96	117,819	101,183	(1,538)	217,560
Net loss	-	-	-	(9,263)	-	(9,263)
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax benefit of $43	-	-	-	-	(76)	(76)
Pension liability adjustment, net of tax expense of $82	-	-	-	-	131	131
Issuance of common stock under stock compensation plans	36,259	-	(31)	-	-	(31)
Tax deficiency from stock compensation plans	-	-	(909)	-	-	(909)
Share-based compensation expense	-	-	1,801	-	-	1,801
Balances, December 31, 2016	9,601,011	96	118,680	91,920	(1,483)	209,213
Net loss	-	-	-	(10,163)	-	(10,163)
Other comprehensive income (loss):
Unrealized loss on cash flow hedges, net of tax benefit of $6	-	-	-	-	(19)	(19)
Pension liability adjustment, net of tax expense of $21	-	-	-	-	57	57
Issuance of common stock under stock compensation plans	18,744	-	(24)	-	-	(24)
Share-based compensation expense	-	-	1,200	-	-	1,200
Balances, December 31, 2017	9,619,755	$96	$119,856	$81,757	$(1,445)	$200,264

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(10,163)	$(9,263)	$(29,388)
Loss on discontinued operations	(1,771)	(2,522)	(11,576)
Loss from continuing operations	(8,392)	(6,741)	(17,812)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and capital lease amortization	6,060	8,768	7,332
Impairment of goodwill	-	-	5,282
Gain on sale of facility	-	(7,860)	-
Amortization of intangible assets	495	523	523
Amortization of debt issuance costs	168	166	598
Provision for doubtful accounts	638	289	(374)
Deferred income taxes	(341)	(4,750)	(3,560)
(Gain) loss on disposal of property and equipment	(51)	19	105
Share-based compensation expense	1,200	1,809	1,743
Excess tax benefit from stock compensation plans	-	-	(19)
Adjustments to contingent consideration	27	(1,657)	(211)
Unrealized loss on foreign currency forward contracts	90	170	295
Changes in operating assets and liabilities:
Trade and other receivables	(4,073)	80	15,717
Insurance settlements	-	-	2,625
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(278)	447	940
Inventories	1,543	5,728	9,934
Refundable income taxes	(77)	3,254	1,285
Prepaid expenses and other assets	(138)	(630)	1,196
Accounts payable	2,128	1,048	(8,199)
Deferred revenue	-	-	(271)
Accrued and other liabilities	(4,792)	(2,456)	3,694
Net cash provided by (used in) operating activities from continuing operations	(5,793)	(1,793)	20,823
Net cash provided by (used in) operating activities from discontinued operations	(1,727)	3,312	34,383
Net cash provided by (used in) operating activities	(7,520)	1,519	55,206
Cash flows from investing activities:
Additions to property and equipment	(2,851)	(2,292)	(6,831)
Proceeds from sale of business	-	-	4,300
Proceeds from sale of facility	-	13,914	-
Proceeds from sale of property and equipment	146	33	55
Collections on notes receivable	-	-	7,219
Net cash provided by (used in) investing activities from continuing operations	(2,705)	11,655	4,743
Net cash provided by (used in) investing activities from discontinued operations	32,505	-	(1,684)
Net cash provided by investing activities	29,800	11,655	3,059

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from issuance of common stock	$-	$-	$1
Tax withholdings related to net share settlements of restricted stock and performance share awards	(24)	(31)	(424)
Excess tax benefit from stock compensation plans	-	-	19
Borrowings on line of credit	-	-	79,250
Repayments on line of credit	-	-	(124,837)
Payments of debt issuance costs	-	-	(302)
Payments on capital lease obligations	(327)	(279)	(1,270)
Payments of contingent consideration	(112)	(1,233)	-
Net cash used in financing activities from continuing operations	(463)	(1,543)	(47,563)
Net cash used in financing activities from discontinued operations	-	(111)	(920)
Net cash used in financing activities	(463)	(1,654)	(48,483)
Change in cash and cash equivalents	21,817	11,520	9,782
Cash and cash equivalents, beginning of period	21,829	10,309	527
Cash and cash equivalents, end of period	$43,646	$21,829	$10,309

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$258	$283	$846
Cash received during the period for income taxes (net of refunds of $213, $3,427 and $7,949)	$(153)	$(3,322)	$(7,743)
Noncash investing and financing activities:
Accrued property and equipment purchases	$184	$59	$397
Capital lease additions	$455	$259	$854
Proceeds from sale of facility placed in escrow	$4,465	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) operates in one business segment, Water Transmission, which primarily produces steel pipeline systems for use in drinking water infrastructure and has manufacturing facilities located in Portland, Oregon; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; Salt Lake City, Utah and Monterrey, Mexico.

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

Lucid Energy Inc. (“Lucid”) is accounted for under the cost-method of accounting. Lucid is a clean energy company based in Portland, Oregon. The carrying value of this investment is $0 as of December 31, 2017 and 2016 due to a history of net losses by Lucid.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a “book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statement of Cash Flows. The Company had no book overdraft as of December 31, 2017 and 2016.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the Consolidated Balance Sheet net of doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on Company history and management’s judgment. At least monthly, the Company reviews past due balances to identify the reasons for non-payment. The Company will write off a receivable account once the account is deemed uncollectible. The Company believes the reported allowances as of December 31, 2017 and 2016 are adequate. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Inventories

As of December 31, 2016, inventories were stated at the lower of cost or market. Upon adoption of Accounting Standards Update No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” on January 1, 2017, which did not result in a change in the Company’s inventory values, inventories are stated at the lower of cost and net realizable value. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of all other raw material inventories, as well as work-in-process and supplies is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

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

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the net assets in connection with an acquisition. Goodwill is reviewed for impairment annually as of December 31 or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). The Company’s reporting units are equivalent to its operating segments as the individual components meet the criteria for aggregation. As of December 31, 2017 and 2016, the Company’s goodwill was fully impaired. Due to market conditions in 2015, goodwill of $5.3 million was quantitatively evaluated using a weighted average of the income and market approaches. The Company determined that its goodwill was impaired as of June 30, 2015, and it was completely written off in the second quarter of 2015.

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

Intangible Assets

Intangible assets consist primarily of customer relationships, patents and trade names and trademarks recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 4 to 15 years.

See Note 7, “Intangible Assets” for further discussion of the Company’s intangible asset balances.

Workers Compensation

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. During the fourth quarter of 2017, as a result of a change in estimate to its workers compensation reserves, the Company recorded a charge of $1.2 million to Cost of sales. During 2016 and 2015, there were no significant changes in estimates recorded to adjust workers compensation reserves. As of December 31, 2017 and 2016, workers compensation reserves recorded were $3.7 million and $3.4 million, respectively, of which $0.4 million and $0.6 million, respectively, were included in Accrued liabilities and $3.3 million and $2.8 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued liabilities:
Accrued vacation payable	$1,886	$2,313
Reserves for expected losses on uncompleted contracts	911	1,409
Accrued property taxes	898	1,096
Workers compensation reserves	422	569
Litigation accrual	-	1,750
Other	2,446	3,788
Total accrued liabilities	$6,563	$10,925

Derivative Instruments

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

Revenue Recognition

Revenue from construction contracts is recognized on the percentage-of-completion method. For a majority of contracts, revenue is measured by the costs incurred to date as a percentage of the estimated total costs of each contract (cost-to-cost method). For a small number of contracts, revenue is measured using units of delivery as progress is best estimated by the number of units delivered under the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Selling, general and administrative costs are charged to expense as incurred. The cost of steel is recognized as a project cost when the steel is introduced into the manufacturing process.

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

See “Recent Accounting and Reporting Developments” below for discussion regarding the expected impact of the adoption of new guidance for revenue recognition effective in the first quarter of 2018.

No customer accounted for 10% or more of total Net sales from continuing operations for the year ended December 31, 2017. One customer accounted for 28% of total Net sales from continuing operations for the year ended December 31, 2016 and two customers accounted for 16% and 13% of total Net sales from continuing operations for the year ended December 31, 2015.

Net sales from continuing operations by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net sales from continuing operations by geographic region:
United States	$122,179	$137,411	$161,243
Canada	10,601	11,976	11,917
Total	$132,780	$149,387	$173,160

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

The Company estimates the fair value of restricted stock units (“RSUs”) and performance share awards (“PSAs”) using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model requires the use of subjective and complex assumptions including the price volatility of the underlying stock. The expected stock price volatility assumption is determined using the historical volatility of the Company’s and a comparator group of companies’ stock over the most recent historical period equivalent to the expected life. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

See Note 13, “Share-based Compensation” for further discussion of the Company’s share-based compensation.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. For further information, refer to Note 17, “Accumulated Other Comprehensive Loss.”

Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units and performance share awards, to the extent dilutive. Since the Company was in a loss position for all periods presented, basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been antidilutive.

Loss per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015

Loss from continuing operations	$(8,392)	$(6,741)	$(17,812)
Loss on discontinued operations	(1,771)	(2,522)	(11,576)
Net loss	$(10,163)	$(9,263)	$(29,388)

Basic weighted-average common shares outstanding	9,613	9,588	9,560
Effect of potentially dilutive common shares(1)	-	-	-
Diluted weighted-average common shares outstanding	9,613	9,588	9,560

Basic and diluted loss per common share:
Continuing operations	$(0.88)	$(0.71)	$(1.86)
Discontinued operations	(0.18)	(0.26)	(1.21)
Net loss per share	$(1.06)	$(0.97)	$(3.07)

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted loss per share was approximately 196,000, 198,000 and 179,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, derivative contracts and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors and contractors, dispersed across a wide geographic base. As of December 31, 2017 and 2016, two customers had a balance in excess of 10% of total accounts receivable. Derivative contracts are with a high quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. As a result of the adoption of this guidance on January 1, 2017, on a prospective basis, the Company recognized $0.8 million of excess tax deficiencies from share-based compensation in Income tax benefit from continuing operations for the year ended December 31, 2017. Historically, these amounts were recorded as Additional paid-in capital.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which will replace most existing revenue recognition guidance in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 is effective for the Company beginning January 1, 2018. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU 2014-09 but do not change the core principle of the guidance.

The Company has finalized its analysis of the adoption of ASU 2014-09, which is not expected to have a material impact on its internal controls over financial reporting or its revenue recognition patterns as compared to revenue recognition under the previous revenue guidance. Revenues generated will continue to be recognized over time utilizing costs to measure progress of performance obligations which is consistent with previous practice. The Company will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective method and will recognize the cumulative effect of approximately $1 million from initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The adjustment to the opening balance of retained earnings is the result of a change in the timing of revenue recognition on certain costs under the new standard, as well as, to a lesser extent, a change in the costs included in the provisions for losses on uncompleted contracts. Previously reported results will not be restated under this transition method. Additionally, upon adoption of ASU 2014-09, the Company will expand its financial statement disclosures around the nature and timing of the Company’s performance obligations, deferred revenue contract liabilities, deferred contract cost assets, as well as significant judgments and practical expedients used by the Company in applying the five-step revenue model.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the Company beginning January 1, 2018. In February 2018, the FASB issued Accounting Standards Update No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. ASU 2018-03 is effective for the Company beginning July 1, 2018. Early adoption is permitted once ASU 2016-01 has been adopted. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, however the Company does not anticipate early adoption. The Company continues to evaluate ASU 2016-02, including the review and implementation of the necessary changes to existing processes and systems that will be required to implement this new standard. While the Company expects the adoption of ASU 2016-02 will materially increase its assets and liabilities on the Consolidated Balance Sheet, it currently does not expect ASU 2016-02 will have a material effect on its results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues, which previous U.S. GAAP did not address, should be categorized as operating, investing or financing activities in the statement of cash flows. ASU 2016-15 is effective for the Company beginning January 1, 2018. The Company does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires that the service cost component of net benefit cost be presented in the same income statement line as other employee compensation costs, while the other components of net benefit cost are to be presented outside income from operations. ASU 2017-07 is effective for the Company on a retrospective basis beginning January 1, 2018. The effect of adopting ASU 2017-07 will be the reclassification of the non-service cost components from Cost of sales to Other expense, resulting in an increase to Gross profit and Operating income. There is no impact to Income before income taxes or Net income, so therefore no impact to Net income per share. Upon adoption, the Company expects a decrease to Cost of sales and an increase to Other expense of approximately $0 and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. ASU 2017-12 will be effective for the Company beginning January 1, 2019. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently assessing the impact of ASU 2017-12 on its Consolidated Financial Statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company beginning January 1, 2019. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently assessing the impact of ASU 2018-02, but does not expect a material impact to the Company’s financial position, results of operations or cash flows from adoption of this guidance.

3.	DISCONTINUED OPERATIONS:

On December 26, 2017, the Company completed the sale of substantially all of the assets associated with the Company’s manufacturing facility in Atchison, Kansas (the “Atchison facility”), including all of the real and tangible personal property located at the site of that manufacturing facility. Total consideration of $37.2 million in cash was paid by the buyer, resulting in a nominal gain recognized on the sale. Of the proceeds received, $0.75 million was placed in escrow until February 2018 and approximately $3.7 million was placed in escrow for twelve months to secure the Company’s indemnification obligations under the agreement.

In accordance with applicable accounting guidance, the related assets of the Company’s Atchison facility are classified as current Assets held for sale in the Consolidated Balance Sheets for periods presented prior to the sale, and the financial results of the Atchison facility are presented as discontinued operations in the Consolidated Statements of Operations for all periods. Cash flows from the Company’s discontinued operations are presented separately in the Consolidated Statements of Cash Flows. As the Atchison facility was the remaining Tubular Products business, the Company now operates in only one business segment, Water Transmission.

The table below presents the components of the balance sheet accounts associated with the Atchison facility which were reported as current Assets held for sale on the Consolidated Balance Sheets (in thousands).

	December 31,
	2017	2016
Assets
Inventories	$-	$392
Property and equipment, net	-	36,430
Total assets	$-	$36,822

The table below presents the operating results for the Company’s discontinued operations (in thousands).

	Year Ended December 31,
	2017	2016	2015

Net sales	$12	$6,869	$63,448
Cost of sales	1,792	9,777	76,679
Gross loss	(1,780)	(2,908)	(13,231)
Selling, general and administrative expense	(1)	257	1,925
Gain on sale of facility	(6)	-	-
Operating loss	(1,773)	(3,165)	(15,156)
Other income (expense)	-	(1)	30
Interest income	-	-	172
Interest expense	-	(14)	(50)
Loss before income taxes	(1,773)	(3,180)	(15,004)
Income tax benefit	(2)	(658)	(3,428)
Net loss	$(1,771)	$(2,522)	$(11,576)

In April 2015, the Company initiated a production curtailment at the Atchison facility. Severance related restructuring expenses associated with the production curtailment during the year ended December 31, 2015 were $0.6 million, of which $0.5 million was included in cost of sales and $0.1 million was included in selling, general and administrative expense in the table of operating results for discontinued operations above.

4.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS AND BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS:

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

	December 31,
	2017	2016
	(in thousands)
Costs incurred on uncompleted contracts	$227,048	$238,050
Estimated earnings	9,722	7,247
	236,770	245,297
Less billings to date	(194,867)	(203,672)
	$41,903	$41,625
Amounts are presented in the Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,502	$43,663
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,599)	(2,038)
	$41,903	$41,625

5.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Short-term inventories:
Raw materials	$13,700	$15,411
Work-in-process	1,268	1,235
Finished goods	464	40
Supplies	1,623	1,959
Total short-term inventories	17,055	18,645

Long-term inventories:
Finished goods	820	773
Total inventories	$17,875	$19,418

Long-term inventories are recorded in Other assets.

6.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2017	2016

Land and improvements	$20,185	$19,787
Buildings	30,301	30,219
Machinery and equipment	100,438	99,485
Equipment under capital lease	1,171	1,126
Construction in progress	972	531
	153,067	151,148
Less accumulated depreciation and amortization	(74,311)	(69,477)
Property and equipment, net	$78,756	$81,671

Accumulated amortization associated with equipment under capital lease was $0.5 million and $0.6 million as of December 31, 2017 and 2016, respectively.

All property and equipment is located in the United States, except for $3.8 million and $4.1 million of property and equipment which is located in Mexico as of December 31, 2017 and 2016, respectively.

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

7.	INTANGIBLE ASSETS:

Intangible assets, included in Other assets on the Consolidated Balance Sheets, consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2017
Customer relationships	$1,378	$(551)	$827
Patents	1,162	(929)	233
Trade names and trademarks	1,132	(302)	830
Other (1)	176	(163)	13
Total	$3,848	$(1,945)	$1,903

As of December 31, 2016
Customer relationships	$1,378	$(413)	$965
Patents	1,162	(697)	465
Trade names and trademarks	1,132	(226)	906
Other (1)	295	(233)	62
Total	$3,967	$(1,569)	$2,398

(1) Other intangibles consist of favorable lease contracts and non-compete agreements.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2018	$459
2019	213
2020	213
2021	213
2022	213
Thereafter	592
$1,903

8.	LINE OF CREDIT:

The Company’s Loan and Security Agreement (the “Agreement”) with Bank of America, N.A, as amended, expires on October 25, 2018 and provides for revolving loans and letters of credit in the aggregate of up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, costs and estimated earnings in excess of billings, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. The Company has the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of the Company’s assets. As of December 31, 2017 and 2016, there were no outstanding borrowings. As of December 31, 2017, the Company’s borrowing capacity under the Agreement was $19.1 million, net of outstanding letters of credit.

The Agreement also contains customary representations, warranties and events of default, which include the occurrence of events or circumstances which have a Material Adverse Effect, as defined in the Agreement. Payment of outstanding advances may be accelerated, at the option of Bank of America, should the Company default in its obligations under the Agreement.

In October 2015, the Company terminated its previous credit agreement and incurred incremental interest expense of $0.4 million related to the write-off of unamortized financing costs associated with the terminated agreement.

Interest expense from continuing operations from line of credit borrowings and capital leases was $0.5 million, net of a nominal amount capitalized in 2017, $0.5 million in 2016 and $1.3 million, net of amounts capitalized of $0.1 million in 2015. No interest was capitalized in 2016.

9.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The Company had a total of $1.1 million in capital lease obligations outstanding as of December 31, 2017. The weighted-average interest rate on all of the Company’s capital leases was 4.68%. The future minimum payments under the Company’s capital leases as of December 31, 2017 are as follows (in thousands):

2018	$361
2019	333
2020	238
2021	121
2022	100
Total minimum lease payments	1,153
Amount representing interest	(98)
Present value of minimum lease payments	1,055
Current portion of capital lease obligations	318
Capital lease obligations, less current portion	$737

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense from continuing operations for the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $3.0 million and $3.1 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. The future minimum payments for operating leases with initial or remaining terms in excess of one year as of December 31, 2017 are as follows (in thousands):

2018	$1,698
2019	1,242
2020	1,108
2021	798
2022	381
Thereafter	1,045
$6,272

10.	FAIR VALUE MEASUREMENTS:

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

Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2017	Total	Level 1	Level 2	Level 3
Financial assets:
Deferred compensation plan	$6,244	$5,251	$993	$-

Financial liabilities:
Derivatives	$(60)	$-	$(60)	$-

As of December 31, 2016
Financial assets:
Deferred compensation plan	$6,209	$5,215	$994	$-
Derivatives	58	-	58	-
Total assets	$6,267	$5,215	$1,052	$-

Financial liabilities:
Derivatives	$(8)	$-	$(8)	$-

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

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company measures its financial assets, including non-marketable cost-method investments, at fair value on a nonrecurring basis when they are determined to be other-than-temporarily impaired. The fair value of these assets is determined using Level 3 unobservable inputs due to the absence of observable market inputs, and because the valuations require management judgment. There were no material impairment charges recorded on investments during the years ended December 31, 2017, 2016 and 2015.

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

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Consolidated Statements of Comprehensive Loss. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

As of December 31, 2017 and 2016, the total notional amount of the derivative contracts designated as cash flow hedges was $2.1 million (CAD$2.7 million) and $3.4 million (CAD$4.5 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Consolidated Balance Sheets.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of December 31, 2017, except two contracts with a combined notional amount of $2.1 million (CAD$2.7 million) which have remaining maturities of 15 to 17 months.

As of December 31, 2017 and 2016, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.2 million (CAD$0.2 million) and $0.9 million (CAD$1.3 million), respectively. For the years ended December 31, 2017, 2016 and 2015, gains recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were approximately $0, $0 and $0.4 million, respectively. As of December 31, 2017, unrealized pretax losses on outstanding derivatives in Accumulated other comprehensive loss was approximately $0. Typically, outstanding derivatives balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 17, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

12.	RETIREMENT PLANS:

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

As of December 31, 2017 and 2016, the Company had recorded, in accordance with the actuarial valuations, an accrued pension liability of $1.7 million and $1.9 million, respectively, in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.4 million and $1.5 million, respectively, in Accumulated other comprehensive loss. Additionally, as of December 31, 2017 and 2016, the projected and accumulated benefit obligation was $6.6 million and $6.5 million, respectively, and the fair value of plan assets was $4.9 million and $4.6 million, respectively.

The net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 was approximately $0, $0.4 million and $0.4 million, respectively. The weighted-average discount rates used to measure the projected benefit obligation were 3.36% and 3.74% as of December 31, 2017 and 2016, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.5% as of December 31, 2017 and 2016.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. The deferred compensation plan generally matched up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. It also provided officers with a Company funded component with a retirement target benefit, until this component of the deferred compensation plan was frozen in 2015. The retirement target benefit amount was an actuarially estimated amount necessary to provide 35% of final base pay after a 35-year career with the Company or 1% of final base pay per year of service. The actual benefit, however, assumed an investment growth at 8% per year. Should the investment growth be greater than 8%, the benefit will be more, but if it is less than 8%, the amount will be less and the Company does not make up any deficiency. As of December 31, 2017 and 2016, $6.2 million for the deferred compensation plan was recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $1.4 million and $1.5 million, respectively. Included in these amounts was $0.1 million reported in Loss from operations of discontinued operations for the year ended December 31, 2015.

13.	SHARE-BASED COMPENSATION:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, RSUs and PSAs. In addition, the Company had one inactive stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, under which remaining previously granted options expired unexercised during the year ended December 31, 2017. The plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. The plans also provide for other equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest according to the terms of the grant and may have performance- or market-based payout conditions.

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2017	2016	2015

Cost of sales	$292	$422	$412
Selling, general and administrative expense	908	1,387	1,331
Loss from operations of discontinued operations	-	(8)	31
Total	$1,200	$1,801	$1,774

As of December 31, 2017, the remaining nominal amount of unrecognized compensation expense related to the unvested portion of the Company’s RSUs is expected to be recognized over a weighted-average period of one month.

There were no options granted during the years ended December 31, 2017, 2016 or 2015. There were 589,142 shares of common stock available for future issuance under the Company’s stock compensation plan as of December 31, 2017.

Stock Options Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2016	26,000	$24.97
Options granted	-	-
Options exercised	-	-
Options canceled	(2,000)	34.77
Balance, December 31, 2017	24,000	24.15
Exercisable, December 31, 2017	24,000	24.15	2.24	$-

The total intrinsic value, defined as the difference between the current market value and the grant price, of options exercised during the year ended December 31, 2015 was approximately $0. No options were exercised in 2017 or 2016.

Restricted Stock Units and Performance Share Awards

The Company estimates the fair value of RSUs and PSAs using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used.

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2016	221,791	$17.36
RSUs and PSAs granted	-	-
Unvested PSAs canceled	(46,988)	43.68
RSUs vested	(5,220)	36.00
Unvested RSUs as of December 31, 2017	169,583	9.50

(1)	The number of shares disclosed in this table are at the target level of 100%.

The unvested balance of RSUs and PSAs as of December 31, 2016 included approximately 47,000 market-based PSAs at a target level of performance. Vesting of these PSAs was dependent upon the performance of the market price of the Company’s stock relative to a peer group of companies. In the year ended December 31, 2017, these PSAs were canceled because the market-based conditions were not achieved, and the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0%.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2016 was $9.50. There were no RSUs granted during the years ended December 31, 2017 or 2015 and no PSAs granted during the years ended December 31, 2017, 2016 or 2015. The total fair value of RSUs and PSAs vested during the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.1 million and $1.6 million, respectively.

Stock Awards

For the years ended December 31, 2017, 2016 and 2015, stock awards of 14,944 shares, 27,640 shares and 10,464 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant dates of $14.72 in 2017, $9.95 in 2016 and $21.02 in 2015.

14.	SHAREHOLDER RIGHTS PLAN:

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

15.	COMMITMENTS AND CONTINGENCIES:

Portland Harbor Superfund

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study of the Portland Harbor Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The remedial investigation report was finalized in February 2016. The feasibility study was finalized in June 2016 by the EPA, and identified multiple remedial alternatives. The EPA issued the Record of Decision in January 2017 selecting the remedy for cleanup at the Portland Harbor Site, which it believes will cost approximately $1 billion and 13 years to complete. The Record of Decision did not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties.

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility furthest from the river. Assessment work was conducted in 2002 and 2003 to further characterize the groundwater. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Voluntary Agreement”) with the ODEQ, and has performed remedial investigation work required under the Voluntary Agreement. In 2016, the EPA and the ODEQ requested additional groundwater sampling, which was completed in the third quarter of 2017. The results, which were communicated to the ODEQ and the EPA in August 2017, have been generally consistent with previous sampling and modeling work. The Company is currently awaiting a response from the ODEQ, but anticipates it will file a final Remedial Investigation/Source Control Evaluation report with the ODEQ and the EPA in 2018.

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

The Company implemented a remediation plan that included a groundwater assessment, which was completed in December 2016, as well as obtaining a municipal setting designation ordinance to prevent consumption of shallow groundwater from beneath the property, thereby eliminating the need for more costly remediation measures. In December 2017, the TCEQ issued the Certificate of Completion.

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

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of December 31, 2017. The letters of credit relate to workers’ compensation insurance.

16.	INCOME TAXES:

The components of Income tax benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Current:
Federal	$(454)	$(740)	$(5,076)
State	49	(102)	35
Total current income tax benefit	(405)	(842)	(5,041)
Deferred:
Federal	(766)	(2,883)	(5,524)
State	71	(373)	2,042
Total deferred income tax benefit	(695)	(3,256)	(3,482)
	$(1,100)	$(4,098)	$(8,523)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has estimated its provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result has recorded $0.9 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred income tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $0.6 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $0.2 million based on cumulative foreign earnings of $1.1 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $0.6 million of the deferred income tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $0.2 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate as of December 31, 2017. Additional work is necessary for a more detailed analysis of the Company’s deferred income tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current income tax expense when the analysis is complete.

The difference between the Company’s effective income tax rate and the federal statutory income tax rate of 35% is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015

Income tax benefit at federal statutory rate of 35%	$(3,322)	$(3,755)	$(9,133)
State benefit, net of federal income tax effect	(472)	(286)	(440)
Federal and state income tax credits	36	(154)	(5,060)
Disallowed domestic manufacturing deduction	-	-	630
Change in valuation allowance	1,570	585	2,059
Excess income tax shortfall on share-based compensation	765	-	-
Effect of Tax Cuts and Jobs Act of 2017	874	-	-
Uncertain income tax positions	(562)	(4)	1,275
Goodwill impairment (nondeductible)	-	-	1,849
Nondeductible expenses	63	63	91
Nontaxable adjustment to contingent consideration	-	(580)	103
Other	(52)	33	103
Income tax benefit	$(1,100)	$(4,098)	$(8,523)
Effective income tax rate	(11.6)%	(37.8)%	(32.4)%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2017	2016

Deferred income tax assets:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	$-	$1,270
Accrued employee benefits	2,806	5,025
Inventories	296	563
Trade receivable, net	105	199
Net operating loss carryforwards	9,850	15,637
Tax credit carryforwards	5,478	5,069
Other assets	1,201	1,830
Other	81	1,018
	19,817	30,611
Valuation allowance	(10,413)	(8,217)
	9,404	22,394
Deferred income tax liabilities:
Costs and estimated earnings in excess of billings on uncompleted contracts, net	(110)	-
Property and equipment	(9,524)	(22,380)
Intangible assets	(433)	(819)
Prepaid expenses	(278)	(477)
	(10,345)	(23,676)

Net deferred income tax liabilities	$(941)	$(1,282)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses, management did not consider projections of future taxable income as persuasive evidence for the recoverability of its deferred income tax assets. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2017, net of any valuation allowance.

As of December 31, 2017, the Company had approximately $35.9 million of federal net operating loss carryforwards, which expire on various dates between 2035 and 2036, and $3.0 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2036. As of December 31, 2017, the Company also had approximately $51.5 million of state net operating loss carryforwards, which expire on various dates between 2019 and 2036, and state income tax credit carryforwards of $4.2 million, which begin to expire in 2018.

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

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015

Unrecognized income tax benefits, beginning of year	$4,874	$4,874	$2,313
Decreases for lapse in statute of limitations	(520)	-	(1,199)
Increases for positions taken in prior years	-	-	3,716
Decreases for positions taken in prior years	(238)	-	-
Increases for positions taken in the current year	-	-	44
Unrecognized income tax benefits, end of year	$4,116	$4,874	$4,874

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2017 and 2016, the Company had $0 and $0.1 million, respectively, of accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2017 or 2016 and decreased by approximately $0.1 million in 2015.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2017	2016
Pension liability adjustment, net of income tax benefit of $866 and $886	$(1,436)	$(1,493)
Unrealized gain (loss) on cash flow hedges, net of income tax expense (benefit) of $(1) and $6	(9)	10
Total	$(1,445)	$(1,483)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Balance, December 31, 2015	$(1,624)	$86	$(1,538)

Other comprehensive loss before reclassifications	(125)	(48)	(173)
Amounts reclassified from Accumulated other comprehensive loss	256	(28)	228
Net current period adjustments to Other comprehensive income	131	(76)	55

Balance, December 31, 2016	(1,493)	10	(1,483)

Other comprehensive income (loss) before reclassifications	54	(16)	38
Amounts reclassified from Accumulated other comprehensive loss	3	(3)	-
Net current period adjustments to Other comprehensive income	57	(19)	38

Balance, December 31, 2017	$(1,436)	$(9)	$(1,445)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Details about Accumulated Other Comprehensive Loss Components	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the Consolidated Statements of Operations

Pension liability adjustment:
Net periodic pension cost	$(3)	$(392)	$(352)	Cost of sales
Associated income tax benefit	-	136	131	Income tax benefit
	(3)	(256)	(221)	Net of tax
Unrealized gain on cash flow hedges:
Gain on cash flow hedges	5	45	147	Net sales
Hedge ineffectiveness	-	-	2	Net sales
Associated income tax expense	(2)	(17)	(56)	Income tax benefit
	3	28	93	Net of tax
Total reclassifications for the period	$-	$(228)	$(128)

18.	RESTRUCTURING:

In October 2016, the Company sold the Denver, Colorado facility and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expenses of $0.9 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively, which includes employee severance and termination related restructuring expenses of $0 and $0.5 million, respectively and expense related to demobilization activities of $0.9 million and $0.5 million, respectively. The Company completed the demobilization project and vacated the facility in the first quarter of 2017.

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

20.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data, adjusted for discontinued operations, is as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2017
Net sales	$29,657	$28,692	$38,804	$35,627	$132,780
Gross profit (1)	1,165	667	1,915	2,076	5,823
Operating loss	(3,556)	(2,904)	(1,508)	(1,233)	(9,201)
Net loss	(3,868)	(2,068)	(2,069)	(2,158)	(10,163)

Basic and diluted loss per share:
Continuing operations	$(0.37)	$(0.15)	$(0.16)	$(0.20)	$(0.88)
Discontinued operations	(0.03)	(0.07)	(0.05)	(0.03)	(0.18)
Net loss per share	$(0.40)	$(0.22)	$(0.21)	$(0.23)	$(1.06)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2016
Net sales	$29,358	$39,775	$41,075	$39,179	$149,387
Gross profit (loss)	(5,750)	(1,272)	2,939	3,766	(317)
Operating income (loss) (2)	(10,192)	(5,257)	(1,253)	6,334	(10,368)
Net income (loss)	(9,583)	(6,242)	727	5,834	(9,263)

Basic income (loss) per share:
Continuing operations	$(1.01)	$(0.55)	$0.15	$0.71	$(0.71)
Discontinued operations	0.01	(0.10)	(0.07)	(0.10)	(0.26)
Net income (loss) per share	$(1.00)	$(0.65)	$0.08	$0.61	$(0.97)

Diluted income (loss) per share:
Continuing operations	$(1.01)	$(0.55)	$0.15	$0.70	$(0.71)
Discontinued operations	0.01	(0.10)	(0.07)	(0.10)	(0.26)
Net income (loss) per share assuming dilution	$(1.00)	$(0.65)	$0.08	$0.60	$(0.97)

(1)	Gross profit for the fourth quarter of 2017 includes a charge of $1.2 million to cost of sales as a result of a change in estimate to workers compensation reserves.

(2)	Operating income for the fourth quarter of 2016 includes the gain on sale of facility of $7.9 million.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period		Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2017:
Allowance for doubtful accounts	$515		$637	$(675)	$477
Valuation allowance for deferred tax assets	8,217		2,196	-	10,413

Year Ended December 31, 2016:
Allowance for doubtful accounts	$751	(1)	$295	$(531)	$515
Valuation allowance for deferred tax assets	7,057		1,160	-	8,217

Year Ended December 31, 2015:
Allowance for doubtful accounts	$755	(1)	$416	$(420)	$751	(1)
Valuation allowance for deferred tax assets	1,858		5,217	(18)	7,057

(1) Includes amounts that were classified as held for sale.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2018.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on the 16th day of March 2018.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President and Chief Executive Officer (principal executive officer)
Scott Montross

/S/ ROBIN GANTT	Senior Vice President, Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)
Robin Gantt

/S/ MICHELLE APPLEBAUM	Director
Michelle Applebaum

/S/ HARRY L. DEMOREST	Director
Harry L. Demorest

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ KEITH R. LARSON	Director
Keith R. Larson