Form 10-Q
period 2018-03-31
NORTHWEST PIPE CO
filed 2018-05-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,723,883
(Class)	(Shares outstanding as of April 26, 2018)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Net sales	$33,365	$29,657
Cost of sales	32,017	28,414
Gross profit	1,348	1,243
Selling, general and administrative expense	3,385	3,840
Restructuring expense	305	881
Operating loss	(2,342)	(3,478)
Other income (expense)	170	(89)
Interest income	77	-
Interest expense	(128)	(137)
Loss from continuing operations before income taxes	(2,223)	(3,704)
Income tax benefit	(272)	(162)
Loss from continuing operations	(1,951)	(3,542)
Discontinued operations:
Loss from operations of discontinued operations	-	(385)
Income tax benefit	-	(59)
Loss on discontinued operations	-	(326)
Net loss	$(1,951)	$(3,868)

Basic and diluted loss per share:
Continuing operations	$(0.20)	$(0.37)
Discontinued operations	-	(0.03)
Net loss per share	$(0.20)	$(0.40)

Shares used in per share calculations:
Basic and diluted	9,707	9,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(1,951)	$(3,868)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	24	102
Unrealized gain (loss) on cash flow hedges	25	(7)
Other comprehensive income, net of tax	49	95
Comprehensive loss	$(1,902)	$(3,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$39,991	$43,646
Trade and other receivables, less allowance for doubtful accounts of $503 and $477	24,241	28,990
Contract assets	44,845	44,502
Inventories	17,126	17,055
Prepaid expenses and other	5,683	6,562
Total current assets	131,886	140,755
Property and equipment, less accumulated depreciation and amortization of $75,660 and $74,311	78,349	78,756
Other assets	9,492	10,813
Total assets	$219,727	$230,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,460	$7,521
Accrued liabilities	5,105	6,563
Contract liabilities	1,155	2,599
Current portion of capital lease obligations	397	318
Total current liabilities	11,117	17,001
Capital lease obligations, less current portion	1,022	737
Deferred income taxes	354	941
Other long-term liabilities	10,967	11,381
Total liabilities	23,460	30,060

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,723,883 and 9,619,755 shares issued and outstanding	97	96
Additional paid-in-capital	118,635	119,856
Retained earnings	78,931	81,757
Accumulated other comprehensive loss	(1,396)	(1,445)
Total stockholders’ equity	196,267	200,264
Total liabilities and stockholders’ equity	$219,727	$230,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,951)	$(3,868)
Loss on discontinued operations	-	(326)
Loss from continuing operations	(1,951)	(3,542)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and capital lease amortization	1,522	1,729
Amortization of intangible assets	119	128
Amortization of debt issuance costs	42	42
Provision for doubtful accounts	87	261
Deferred income taxes	(330)	(238)
(Gain) loss on disposal of property and equipment	71	(19)
Share-based compensation expense	81	271
Adjustments to contingent consideration	-	27
Unrealized (gain) loss on foreign currency forward contracts	(32)	30
Changes in operating assets and liabilities:
Trade and other receivables	4,196	6,678
Contract assets, net	(3,236)	(2,498)
Inventories	610	2,038
Prepaid expenses and other assets	650	387
Accounts payable	(3,045)	(1,714)
Accrued and other liabilities	(1,050)	(3,657)
Net cash used in operating activities from continuing operations	(2,266)	(77)
Net cash used in operating activities from discontinued operations	-	(205)
Net cash used in operating activities	(2,266)	(282)
Cash flows from investing activities:
Additions to property and equipment	(744)	(529)
Proceeds from sale of property and equipment	-	25
Net cash used in investing activities from continuing operations	(744)	(504)
Net cash provided by investing activities from discontinued operations	750	-
Net cash provided by (used in) investing activities	6	(504)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,301)	(24)
Payments on capital lease obligations	(94)	(100)
Payments of contingent consideration	-	(112)
Net cash used in financing activities from continuing operations	(1,395)	(236)
Change in cash and cash equivalents	(3,655)	(1,022)
Cash and cash equivalents, beginning of period	43,646	21,829
Cash and cash equivalents, end of period	$39,991	$20,807

Noncash investing and financing activities:
Accrued property and equipment purchases	$168	$133
Capital lease additions	$458	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Northwest Pipe Company (the “Company”) and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

The Company operates in one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Company makes products for industrial plant piping systems and certain structural applications.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information as of December 31, 2017 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2017 Form 10-K.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018.

2.	Discontinued Operations

On December 26, 2017, the Company completed the sale of substantially all of the assets associated with the Company’s manufacturing facility in Atchison, Kansas (the “Atchison facility”), including all of the real and tangible personal property located at the site of that manufacturing facility. Total consideration of $37.2 million in cash was paid by the buyer, resulting in a nominal gain recognized on the sale. Of the proceeds received, $0.8 million was placed in escrow until it was released in February 2018 and approximately $3.7 million was placed in escrow for twelve months to secure the Company’s indemnification obligations under the agreement.

In accordance with applicable accounting guidance, the financial results of the Atchison facility are presented as discontinued operations in the Condensed Consolidated Statements of Operations. Cash flows from the Company’s discontinued operations are presented separately in the Condensed Consolidated Statements of Cash Flows. As the Atchison facility was the remaining Tubular Products business, the Company now operates in only one business segment, Water Transmission.

The table below presents the operating results for the Company’s discontinued operations prior to the sale (in thousands).

Three Months Ended March 31, 2017

Net sales	$9
Cost of sales	394
Gross loss	(385)
Selling, general and administrative expense	-
Operating loss	(385)
Interest expense	-
Loss before income taxes	(385)
Income tax benefit	(59)
Net loss	$(326)

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Short-term inventories:
Raw materials	$13,135	$13,700
Work-in-process	1,457	1,268
Finished goods	938	464
Supplies	1,596	1,623
Total short-term inventories	17,126	17,055

Long-term inventories:
Finished goods	139	820
Total inventories	$17,265	$17,875

Long-term inventories are recorded in Other assets.

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2018
Financial assets:
Deferred compensation plan	$5,871	$4,900	$971	$-
Derivatives	42	-	42	-
Total assets	$5,913	$4,900	$1,013	$-

Financial liabilities:
Derivatives	$(45)	$-	$(45)	$-

As of December 31, 2017
Financial assets:
Deferred compensation plan	$6,244	$5,251	$993	$-

Financial liabilities:
Derivatives	$(60)	$-	$(60)	$-

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

Effective January 1, 2018, upon the adoption of Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company has elected to measure its investment in Lucid Energy, Inc. (“Lucid”), a clean energy company based in Portland, Oregon, at cost minus impairment plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of the Company’s investment in Lucid was $0 as of March 31, 2018 and December 31, 2017 due to a history of net losses. This carrying amount includes cumulative impairment losses of $2.0 million. There were no material impairment charges recorded for the Company’s investment in Lucid during the three months ended March 31, 2018 or 2017.

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

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Loss. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative contract prospectively.

As of March 31, 2018 and December 31, 2017, the total notional amount of the derivative contracts designated as cash flow hedges was $4.5 million (CAD$5.7 million) and $2.1 million (CAD$2.7 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Condensed Consolidated Balance Sheets.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of March 31, 2018, except one contract with a notional amount of $0.5 million (CAD$0.7 million) which has a remaining maturity of 14 months.

As of March 31, 2018 and December 31, 2017, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.2 million (CAD$0.2 million). For the three months ended March 31, 2018 and 2017, gains recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were approximately $0. As of March 31, 2018, unrealized pretax losses on outstanding derivatives in Accumulated other comprehensive loss was approximately $0. Typically, outstanding derivatives balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 10, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

The Company recognizes the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, the Company recognizes compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions are ultimately not met.

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2018	2017

Cost of sales	$17	$81
Selling, general and administrative expense	64	190
Total	$81	$271

As of March 31, 2018, unrecognized compensation expense related to the unvested portion of the Company’s PSAs was $0.2 million, which is expected to be recognized over a weighted-average period of 1.0 years.

 Stock Option Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2017	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, March 31, 2018	24,000	24.15
Exercisable, March 31, 2018	24,000	24.15	2.00	$-

Restricted Stock Units and Performance Share Awards

RSUs and PSAs are measured at the estimated fair value on the date of grant. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest according to the terms of the grant and may have performance- and/or market-based payout conditions.

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value
Unvested RSUs as of December 31, 2017	169,583	$9.50
PSAs granted	43,077	19.97
Unvested PSAs canceled	(3,085)	19.97
RSUs vested	(169,583)	9.50
Unvested PSAs as of March 31, 2018	39,992	19.97

(1)	The number of performance share awards disclosed in this table are at the target level of 100%.

The unvested balance of PSAs as of March 31, 2018 includes approximately 40,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

7.	Commitments and Contingencies

Portland Harbor Superfund Site

On December 1, 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). In 2008, the Company was asked to file information disclosure reports with the EPA (CERCLA 104 (e) information request). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The remedial investigation report was finalized in February 2016. The feasibility study was finalized in June 2016 by the EPA, and identified multiple remedial alternatives. The EPA issued the Record of Decision in January 2017 selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion and 13 years to complete. The Record of Decision did not determine who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the potentially responsible parties.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment; of this amount, $0.2 million was paid in July 2014 and the remainder was paid in January 2015. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA. In January 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the potentially responsible parties including the Company to recover costs related to their own injury assessment and compensation for natural resources damages.

The Company’s potential liability is a portion of the costs of the remedy for the entire Portland Harbor Superfund Site. The cost of that remedy is expected to be allocated among more than 100 potentially responsible parties. Because of the large number of responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of the date of this filing. The Company has insurance policies for defense costs, as well as indemnification policies it believes will provide reimbursement for any share of the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

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

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of March 31, 2018. The letters of credit relate to workers’ compensation insurance.

8.	Revenue

The Company manufactures water infrastructure steel pipe products, which are generally made to custom specifications for installation contractors serving projects funded by public water agencies. Each of the Company’s contracts with its customers contains a single performance obligation, as the promise to transfer products is not separately identifiable from other promises in the contract and, therefore, is not distinct.

Materially all revenue is recognized over time as the manufacturing process progresses because the customer typically controls the work in process as evidenced by the Company’s rights to payment for work performed to date plus a reasonable profit for products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor and other direct costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process.

The Company begins to recognize revenue on a contract when the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance and its collectability is probable.

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Revisions in contract estimates resulted in an increase (decrease) in revenue of $0.8 million and $(1.0) million in the three months ended March 31, 2018 and 2017, respectively. Provisions for losses on uncompleted contracts are included in Accrued liabilities and are made in the period such losses are known.

Contract Balances

Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts and were historically presented as costs and estimated earnings in excess of billings on uncompleted contracts. These amounts will be billed based on the terms of the contracts, which include achievement of milestones, partial shipments or completion of the contracts. Payments terms of amounts billed vary based on the customer, but are typically due within 30 days of invoicing. Contract liabilities represent amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned. These amounts were historically presented as billings in excess of costs and estimated earnings on uncompleted contracts.

The difference between the opening and closing balances of the Company’s Contract assets and Contract liabilities primarily results from the timing difference between the Company’s performance and billings, and the changes in the Contract asset and Contract liability balances during the three months ended March 31, 2018 and 2017 were not materially affected by any other factors.

Revenue recognized in the three months ended March 31, 2018 and 2017 that was included in the Contract liability balance at the beginning of each period was $1.7 million and $1.5 million, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of March 31, 2018, backlog was approximately $40.8 million. The Company expects to recognize approximately 77% of the remaining performance obligations in 2018, 15% in 2019, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state or foreign income tax examinations for years before 2013.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Additional work is necessary for a more detailed analysis of the Company’s deferred income tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. The Company also considers it likely that further technical guidance regarding certain components of the TCJA, as well as clarification regarding state income tax conformity to current federal tax code, may be issued. Any subsequent adjustment to the amounts recorded in the fourth quarter of 2017 will be recorded to current income tax expense when the analysis is complete.

The Company recorded an income tax benefit from continuing operations at an estimated effective income tax rate of 12.2% and 4.4% for the three months ended March 31, 2018 and 2017, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2018 was impacted by the estimated changes in the Company’s valuation allowance, as well as by the tax windfall from share-based compensation.

The Company had $4.1 million of unrecognized income tax benefits as of March 31, 2018 and December 31, 2017. The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit from continuing operations.

10.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2017	$(1,436)	$(9)	$(1,445)

Other comprehensive income before reclassifications	24	23	47
Amounts reclassified from Accumulated other comprehensive loss	-	2	2
Net current period adjustments to Other comprehensive income	24	25	49

Balance, March 31, 2018	$(1,412)	$16	$(1,396)

	Pension Liability Adjustment	Unrealized Gain on Cash Flow Hedges	Total
Balance, December 31, 2016	$(1,493)	$10	$(1,483)

Other comprehensive income (loss) before reclassifications	25	(12)	13
Amounts reclassified from Accumulated other comprehensive loss	77	5	82
Net current period adjustments to Other comprehensive income	102	(7)	95

Balance, March 31, 2017	$(1,391)	$3	$(1,388)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Details about Accumulated Other Comprehensive Loss Components	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated Statements of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$-	$(3)	Cost of sales
Non-service cost	-	(78)	Other income (loss)
Associated income tax benefit	-	4	Income tax benefit
	-	(77)	Net of tax

Unrealized loss on cash flow hedges:
Loss on cash flow hedges	(3)	(8)	Net sales
Associated income tax benefit	1	3	Income tax benefit
	(2)	(5)	Net of tax

Total reclassifications for the period	$(2)	$(82)

11.	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units and performance share awards, to the extent dilutive. Performance-based performance share awards are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss from continuing operations, all potential shares of common stock are excluded from the computation of diluted loss per share as the impact would be antidilutive.

Net loss per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017

Loss from continuing operations	$(1,951)	$(3,542)
Loss on discontinued operations	-	(326)
Net loss	$(1,951)	$(3,868)

Basic weighted-average common shares outstanding	9,707	9,604
Effect of potentially dilutive common shares(1)	-	-
Diluted weighted-average common shares outstanding	9,707	9,604

Basic and diluted loss per common share:
Continuing operations	$(0.20)	$(0.37)
Discontinued operations	-	(0.03)
Net loss per share	$(0.20)	$(0.40)

(1)

The weighted-average number of such antidilutive shares not included in the computation of diluted loss per share was approximately 87,000 and 196,000 for the three months ended March 31, 2018 and 2017, respectively, including approximately 34,000 performance-based share awards, at the target level of 100%, for the three months ended March 31, 2018 that were not included because the performance conditions had not been met as of March 31, 2018.

12.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2017 Form 10-K, except for the following:

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which will replace most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU 2014-09 but do not change the core principle of the guidance.

The Company adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” (“Topic 606”) on January 1, 2018 using the modified retrospective method applied to those contracts that were not completed as of that date. The Company recorded the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Under the modified retrospective method, periods prior to the adoption date were not adjusted and continue to be reported in accordance with accounting standards in effect for those periods.

The cumulative effect of adopting Topic 606 was a decrease to Retained earnings due to a change in the timing of revenue recognition on certain costs under the new revenue standard, as well as, to a lesser extent, a change in the costs included in the provisions for losses on uncompleted contracts. Additionally, Costs and estimated earnings in excess of billings on uncompleted contracts and certain amounts of Trade and other receivables, net were reclassified to establish the opening balance of Contract assets and Billings in excess of costs and estimated earnings on uncompleted contracts were reclassified to establish the opening balance of Contract liabilities. The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 was as follows (in thousands):

	December 31, 2017	Effects of Adoption of Topic 606	January 1, 2018
Condensed Consolidated Balance Sheet
Assets:
Trade and other receivables, net	$28,990	$(420)	$28,570
Costs and estimated earnings in excess of billings on uncompleted contracts	44,502	(44,502)	-
Contract assets	-	42,945	42,945

Liabilities:
Accrued liabilities	$6,563	$(783)	$5,780
Billings in excess of costs and estimated earnings on uncompleted contracts	2,599	(2,599)	-
Contract liabilities	-	2,537	2,537
Deferred income taxes	941	(257)	684

Stockholders' equity:
Retained earnings	$81,757	$(875)	$80,882

The impact of Topic 606 on our Condensed Consolidated Statement of Operations and on the Condensed Consolidated Balance Sheet was as follows (in thousands):

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Condensed Consolidated Statement of Operations
Net sales	$33,365	$835	$34,200
Cost of sales	32,017	(13)	32,004
Selling, general and administrative expense	3,385	-	3,385
Operating loss	(2,342)	848	(1,494)
Income tax benefit	(272)	113	(159)
Net loss	(1,951)	735	(1,216)

	March 31, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Condensed Consolidated Balance Sheet
Assets:
Trade and other receivables, net	$24,241	$466	$24,707
Costs and estimated earnings in excess of billings on uncompleted contracts	-	46,759	46,759
Contract assets	44,845	(44,845)	-

Liabilities:
Accrued liabilities	$5,105	$770	$5,875
Billings in excess of costs and estimated earnings on uncompleted contracts	-	785	785
Contract liabilities	1,155	(1,155)	-
Deferred income taxes	354	370	724

Stockholders' equity:
Retained earnings	$78,931	$1,610	$80,541

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. In February 2018, the FASB issued Accounting Standards Update No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The Company adopted this guidance on January 1, 2018 and the impact was not material to the Company’s financial position, results of operations or cash flows. Additional information and disclosures required by this new standard are contained in Note 4, “Fair Value Measurements.”

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues, which previous U.S. GAAP did not address, should be categorized as operating, investing or financing activities in the statement of cash flows. The Company adopted this guidance on January 1, 2018 and the impact was not material to the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires that the service cost component of net benefit cost be presented in the same income statement line as other employee compensation costs, while the other components of net benefit cost are to be presented outside income from operations. The Company adopted this guidance on a retrospective basis on January 1, 2018. The non-service cost components of $0.1 million for the three months ended March 31, 2017 were reclassified from Cost of sales to Other income (expense), resulting in an increase to Gross profit and Operating income. There was no impact to Loss from continuing operations before income taxes or Net loss, so therefore no impact to Net loss per share.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, however the Company does not anticipate early adoption. The Company continues to evaluate ASU 2016-02, including the review and implementation of the necessary changes to existing processes and systems that will be required to implement this new standard. While the Company expects the adoption of ASU 2016-02 will materially increase its assets and liabilities on the Condensed Consolidated Balance Sheet, it currently does not expect ASU 2016-02 will have a material effect on its results of operations or cash flows.

13.	Restructuring

In March 2018, the Company announced its plans to close its leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to the Permalok® production facility in St. Louis, Missouri during the second quarter of 2018. Also in March 2018, the Company announced its plans to close its manufacturing facility in Monterrey, Mexico, and to cease production early in the second quarter of 2018. The Company incurred restructuring expense of $0.3 million during the three months ended March 31, 2018, which includes employee severance and termination related restructuring expense of $0.2 million and expense related to demobilization activities of $0.1 million. The Company expects to incur additional restructuring expense of $0.4 million related to employee severance and termination and $0.4 million related to demobilization activities, which will result in future cash outlays.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (“2018 Q1 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our Water Transmission business, the impacts of the Tax Cuts and Jobs Act of 2017 and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2018 Q1 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are the largest manufacturer of engineered welded steel pipe water systems in North America. With our strategically located manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced from several manufacturing facilities, which are located in Portland, Oregon; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and St. Louis, Missouri. Our Salt Lake City, Utah and Monterrey, Mexico facilities will be closed in the second quarter of 2018.

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

On March 8, 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962. Tariff exemptions were granted for steel imports from Canada, Mexico, Australia, Argentina, South Korea, Brazil and the member countries of the European Union through April 30, 2018. The tariff exemptions have been extended 30 days for Canada, Mexico and the member countries of the European Union. A permanent tariff exemption was granted to South Korea effective May 1, 2018, and agreements in principle have been reached with Australia, Argentina and Brazil. We expect these actions to increase steel costs and decrease supply availability. Prior to the announcement, we had already experienced domestic price increases and limited steel availability since the beginning of 2018.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2018 Q1 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Other than the revenue recognition policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018 as compared to the critical accounting policies and estimates disclosed in our 2017 Form 10-K.

Revenue Recognition:

Materially all revenue is recognized over time as the manufacturing process progresses because the customer typically controls the work in process as evidenced by our right to payment for work performed to date plus a reasonable profit for products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process.

We begin to recognize revenue on a contract when the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance and its collectability is probable.

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are included in Accrued liabilities and are made in the period such losses are known.

Recent Accounting Pronouncements

See Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2018 Q1 Form 10-Q for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	$	% of Net Sales	$	% of Net Sales

Net sales	$33,365	100.0%	$29,657	100.0%
Cost of sales	32,017	96.0	28,414	95.8
Gross profit	1,348	4.0	1,243	4.2
Selling, general and administrative expense	3,385	10.1	3,840	12.9
Restructuring expense	305	0.9	881	3.0
Operating loss	(2,342)	(7.0)	(3,478)	(11.7)
Other income (expense)	170	0.5	(89)	(0.3)
Interest income	77	0.2	-	-
Interest expense	(128)	(0.4)	(137)	(0.5)
Loss from continuing operations before income taxes	(2,223)	(6.7)	(3,704)	(12.5)
Income tax benefit	(272)	(0.9)	(162)	(0.6)
Loss from continuing operations	(1,951)	(5.8)	(3,542)	(11.9)
Discontinued operations:
Loss from operations of discontinued operations	-	-	(385)	(1.3)
Income tax benefit	-	-	(59)	(0.2)
Loss on discontinued operations	-	-	(326)	(1.1)
Net loss	$(1,951)	(5.8)%	$(3,868)	(13.0)%

We have one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2018 Q1 Form 10-Q for information on discontinued operations, which includes the results of our manufacturing facility in Atchison, Kansas which were historically reported in the Tubular Products segment.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net sales. Net sales from continuing operations increased 12.5% to $33.4 million for the first quarter of 2018 compared to $29.7 million for the first quarter of 2017. The increase in sales in the first quarter of 2018 compared to the first quarter of 2017 was due to a 49% increase in tons produced, partially offset by a 24% decrease in selling price per ton. The increase in tons produced was due to project timing. The decrease in selling prices per ton was due to a change in product mix. Even though tons produced increased for the first quarter of 2018, we had fewer downstream fabrication services leading to lower selling prices. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 8.4% to a $1.3 million gross profit (4.0% of Net sales from continuing operations) for the first quarter of 2018 compared to a $1.2 million gross profit (4.2% of Net sales from continuing operations) for the first quarter of 2017. The increase in gross profit was due to increased sales.

Selling, general and administrative expense. Selling, general and administrative expense decreased 11.8% to $3.4 million (10.1% of total Net sales from continuing operations) for the first quarter of 2018 compared to $3.8 million (12.9% of total Net sales from continuing operations) for the first quarter of 2017. The decrease for the first quarter of 2018 compared to the first quarter of 2017 was due primarily to $0.4 million in lower incentive compensation related expense.

Restructuring expense. In March 2018, we announced our plan to close our leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to our Permalok® production facility in St. Louis, Missouri during the second quarter of 2018. This will eliminate duplicate overhead and increase production flexibility. Also in March 2018, we announced our plan to close our manufacturing facility in Monterrey, Mexico, and to cease production early in the second quarter of 2018. This will allow us to focus on growing our Water Transmission business. We incurred restructuring expense of $0.3 million in the first quarter of 2018, which includes employee severance and termination related restructuring expense of $0.2 million and expense related to demobilization activities of $0.1 million. We expect to incur additional restructuring expense of $0.4 million related to employee severance and termination and $0.4 million related to demobilization activities, which will result in future cash outlays.

In response to adverse market conditions, we sold our Denver, Colorado facility in October 2016. We incurred restructuring expense of $0.9 million in the first quarter of 2017 related to demobilization activities. We completed the demobilization project and vacated the Denver facility in the first quarter of 2017.

Income taxes. The Income tax benefit from continuing operations was $0.3 million in the first quarter of 2018 (an effective income tax rate of 12.2%) compared to an Income tax benefit from continuing operations of $0.2 million in the first quarter of 2017 (an effective income tax rate of 4.4%). The effective income tax rate for the first quarter of 2018 was impacted by the estimated changes in our valuation allowance, as well as by the tax windfall from share-based compensation. The effective income tax rate for the first quarter of 2017 was significantly lower than statutory rates primarily because of $0.8 million of excess tax deficiencies from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Loan and Security Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016 (the “Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the three months ended March 31, 2018 and 2017 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2018 Q1 Form 10-Q, and are further discussed below.

As of March 31, 2018, our working capital (current assets minus current liabilities) was $120.8 million compared to $123.8 million as of December 31, 2017. Cash and cash equivalents totaled $40.0 million and $43.6 million as of March 31, 2018 and December 31, 2017, respectively. There were no borrowings under the Agreement as of March 31, 2018 and December 31, 2017.

Fluctuations in our working capital accounts result from timing differences between production, shipment, invoicing and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. Our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

Net cash used in operating activities from continuing operations in the first three months of 2018 was $2.3 million. Cash used in operating activities was primarily the result of fluctuations in working capital accounts that included increases in contract assets and decreases in accounts payable and accrued and other liabilities, offset by decreases in trade receivables, inventories and prepaid expenses and other.

Net cash used in investing activities from continuing operations in the first three months of 2018 was $0.7 million. This was primarily due to $0.7 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures in 2018 are expected to be approximately $8.6 million for standard capital replacement.

Net cash used in financing activities from continuing operations in the first three months of 2018 was $1.4 million, primarily due to the tax withholdings of $1.3 million related to net share settlements of restricted stock awards vested and capital lease payments totaling $0.1 million.

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

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2018 Q1 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2017 Form 10-K.

Borrowings on Line of Credit

As of March 31, 2018, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit in the aggregate of up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of March 31, 2018, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $14.9 million, net of outstanding letters of credit, under the Agreement as of March 31, 2018. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Capital Leases

We lease certain equipment used in the manufacturing process. We had a total of $1.4 million in capital lease obligations outstanding as of March 31, 2018. The weighted-average interest rate on all of our capital leases was 4.87%.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with foreign currencies and interest rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2018 Q1 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2018 Q1 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2017 Form 10-K could materially affect our business, financial condition or operating results. The risks described in our 2017 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2018 Q1 Form 10-Q are listed below:

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

Dated: May 3, 2018

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President and Chief Executive Officer (principal executive officer)

By:	/s/ Robin Gantt

Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(principal financial and accounting officer)