Form 10-Q
period 2018-06-30
NORTHWEST PIPE CO
filed 2018-08-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

OREGON	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 NE Park Plaza Drive, Suite 100

Vancouver, Washington 98684

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,735,055
(Class)	(Shares outstanding as of July 27, 2018)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$28,785	$28,692	$62,150	$58,349
Cost of sales	30,023	27,946	62,040	56,360
Gross profit (loss)	(1,238)	746	110	1,989
Selling, general and administrative expense	3,806	3,572	7,191	7,412
Restructuring expense	783	-	1,088	881
Operating loss	(5,827)	(2,826)	(8,169)	(6,304)
Other income	20	116	190	27
Interest income	141	-	218	-
Interest expense	(128)	(115)	(256)	(252)
Loss from continuing operations before income taxes	(5,794)	(2,825)	(8,017)	(6,529)
Income tax benefit	(108)	(1,404)	(380)	(1,566)
Loss from continuing operations	(5,686)	(1,421)	(7,637)	(4,963)
Discontinued operations:
Loss from operations of discontinued operations	-	(618)	-	(1,003)
Income tax expense (benefit)	-	29	-	(30)
Loss on discontinued operations	-	(647)	-	(973)
Net loss	$(5,686)	$(2,068)	$(7,637)	$(5,936)

Basic and diluted loss per share:
Continuing operations	$(0.59)	$(0.15)	$(0.79)	$(0.52)
Discontinued operations	-	(0.07)	-	(0.10)
Net loss per share	$(0.59)	$(0.22)	$(0.79)	$(0.62)

Shares used in per share calculations:
Basic and diluted	9,727	9,610	9,717	9,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(5,686)	$(2,068)	$(7,637)	$(5,936)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	37	102	61	204
Unrealized gain (loss) on cash flow hedges	10	(7)	35	(14)
Other comprehensive income, net of tax	47	95	96	190
Comprehensive loss	$(5,639)	$(1,973)	$(7,541)	$(5,746)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$41,887	$43,646
Trade and other receivables, less allowance for doubtful accounts of $286 and $477	16,334	28,990
Contract assets	44,320	44,502
Inventories	19,270	17,055
Prepaid expenses and other	5,300	6,562
Assets held for sale	3,088	-
Total current assets	130,199	140,755
Property and equipment, less accumulated depreciation and amortization of $75,408 and $74,311	74,430	78,756
Other assets	9,300	10,813
Total assets	$213,929	$230,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,568	$7,521
Accrued liabilities	5,013	6,563
Contract liabilities	184	2,599
Current portion of capital lease obligations	400	318
Total current liabilities	11,165	17,001
Capital lease obligations, less current portion	920	737
Deferred income taxes	233	941
Other long-term liabilities	10,783	11,381
Total liabilities	23,101	30,060

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,735,055 and 9,619,755 shares issued and outstanding	97	96
Additional paid-in-capital	118,835	119,856
Retained earnings	73,245	81,757
Accumulated other comprehensive loss	(1,349)	(1,445)
Total stockholders’ equity	190,828	200,264
Total liabilities and stockholders’ equity	$213,929	$230,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,637)	$(5,936)
Loss on discontinued operations	-	(973)
Loss from continuing operations	(7,637)	(4,963)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and capital lease amortization	3,168	2,961
Amortization of intangible assets	232	252
Amortization of debt issuance costs	84	84
Provision for doubtful accounts	42	323
Deferred income taxes	(451)	(1,088)
(Gain) loss on disposal of property and equipment	95	(101)
Share-based compensation expense	281	726
Adjustments to contingent consideration	-	27
Unrealized (gain) loss on foreign currency forward contracts	(92)	62
Changes in operating assets and liabilities:
Trade and other receivables	12,389	4,257
Contract assets, net	(3,924)	(541)
Inventories	(1,516)	(3,423)
Refundable income taxes	(107)	81
Prepaid expenses and other assets	1,185	733
Accounts payable	(1,882)	2,213
Accrued and other liabilities	(1,244)	(3,775)
Net cash provided by (used in) operating activities from continuing operations	623	(2,172)
Net cash used in operating activities from discontinued operations	-	(732)
Net cash provided by (used) in operating activities	623	(2,904)
Cash flows from investing activities:
Additions to property and equipment	(1,640)	(1,216)
Proceeds from sale of property and equipment	2	143
Net cash used in investing activities from continuing operations	(1,638)	(1,073)
Net cash provided by investing activities from discontinued operations	750	-
Net cash used in investing activities	(888)	(1,073)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,301)	(24)
Payments on capital lease obligations	(193)	(188)
Payments of contingent consideration	-	(112)
Net cash used in financing activities from continuing operations	(1,494)	(324)
Change in cash and cash equivalents	(1,759)	(4,301)
Cash and cash equivalents, beginning of period	43,646	21,829
Cash and cash equivalents, end of period	$41,887	$17,528

Noncash investing and financing activities:
Accrued property and equipment purchases	$114	$199
Capital lease additions	$458	$-

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018.

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

The table below presents the operating results for the Company’s discontinued operations prior to the sale (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Net sales	$-	$9
Cost of sales	618	1,012
Gross loss	(618)	(1,003)
Selling, general and administrative expense	-	-
Operating loss	(618)	(1,003)
Interest expense	-	-
Loss before income taxes	(618)	(1,003)
Income tax expense (benefit)	29	(30)
Net loss	$(647)	$(973)

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Short-term inventories:
Raw materials	$15,532	$13,700
Work-in-process	1,417	1,268
Finished goods	753	464
Supplies	1,568	1,623
Total short-term inventories	19,270	17,055

Long-term inventories:
Finished goods	121	820
Total inventories	$19,391	$17,875

Long-term inventories are recorded in Other assets.

4.	Assets Held for Sale

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

The Company is in the process of exploring the sale of its property in Houston, Texas and believes a sale is probable within the next twelve months. Accordingly, as of June 30, 2018, the property was reclassified to Assets held for sale in the accompanying Condensed Consolidated Balance Sheets. Assets are no longer depreciated once classified as held for sale. As the fair value less costs to sell of the disposal group exceeds the carrying value, no impairment charge has been recorded in the accompanying financial statements.

5.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2018
Financial assets:
Deferred compensation plan	$5,762	$4,788	$974	$-
Derivatives	68	-	68	-
Total assets	$5,830	$4,788	$1,042	$-

As of December 31, 2017
Financial assets:
Deferred compensation plan	$6,244	$5,251	$993	$-

Financial liabilities:
Derivatives	$(60)	$-	$(60)	$-

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

Effective January 1, 2018, upon the adoption of Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company has elected to measure its investment in Lucid Energy, Inc. (“Lucid”), a clean energy company based in Portland, Oregon, at cost minus impairment plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of the Company’s investment in Lucid was $0 as of June 30, 2018 and December 31, 2017 due to a history of net losses. This carrying amount includes cumulative impairment losses of $2.0 million. There were no material impairment charges recorded for the Company’s investment in Lucid during the three and six months ended June 30, 2018 or 2017.

6.	Derivative Instruments and Hedging Activities

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

For each derivative contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Loss. If it is determined that a derivative contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that derivative contract prospectively.

As of June 30, 2018 and December 31, 2017, the total notional amount of the derivative contracts designated as cash flow hedges was $3.5 million (CAD$4.6 million) and $2.1 million (CAD$2.7 million), respectively. Derivative assets are included within Prepaid expenses and other and derivative liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Condensed Consolidated Balance Sheets.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of June 30, 2018.

As of June 30, 2018, all derivative contracts were designated as cash flow hedges. As of December 31, 2017, the total notional amount of the derivative contracts not designated as cash flow hedges was $0.2 million (CAD$0.2 million). For the three and six months ended June 30, 2018, gains recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2017, gains recognized in Net sales from continuing operations from derivative contracts not designated as hedging instruments were approximately $0. As of June 30, 2018, unrealized pretax gains on outstanding derivatives in Accumulated other comprehensive loss was approximately $0. Typically, outstanding derivatives balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding derivative gains and losses.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of sales	$(5)	$70	$12	$151
Selling, general and administrative expense	205	385	269	575
Total	$200	$455	$281	$726

Stock Option Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2017	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, June 30, 2018	24,000	24.15
Exercisable, June 30, 2018	24,000	24.15	1.75	$-

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

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value
Unvested RSUs as of December 31, 2017	169,583	$9.50
PSAs granted	43,077	19.97
Unvested PSAs canceled	(3,085)	19.97
RSUs vested	(169,583)	9.50
Unvested PSAs as of June 30, 2018	39,992	19.97

(1)	The number of performance share awards disclosed in this table are at the target level of 100%.

The unvested balance of PSAs as of June 30, 2018 includes approximately 40,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of June 30, 2018, the Company has determined that the likelihood of achieving the specified performance-based conditions in the PSAs is remote; therefore, the unrecognized compensation expense with respect to these performance-based PSAs as of June 30, 2018 was $0.

Stock Awards

For the six months ended June 30, 2018 and 2017, stock awards of 11,172 and 14,944 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $21.48 and $14.72 in 2018 and 2017, respectively.

8.	Commitments and Contingencies

Portland Harbor Superfund Site

In December 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (the “EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (the “ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The EPA finalized the remedial investigation report in February 2016, and the feasibility study in June 2016, which identified multiple remedial alternatives. In January 2017, the EPA issued its Record of Decision selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion and 13 years to complete. The EPA has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 100 potentially responsible parties. Because of the large number of potentially responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of the date of this filing.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA. It is uncertain whether the Company will enter into an early settlement for natural resource damages or what costs it may incur in any such early settlement.

In January 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the potentially responsible parties including the Company to recover costs related to their own injury assessment and compensation for natural resources damages. The Company does not have sufficient information to determine the likelihood of a loss in this matter or the amount of damages that could be allocated to the Company.

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

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of June 30, 2018. The letters of credit relate to workers’ compensation insurance.

9.	Revenue

The Company manufactures water infrastructure steel pipe products, which are generally made to custom specifications for installation contractors serving projects funded by public water agencies. Generally, each of the Company’s contracts with its customers contains a single performance obligation, as the promise to transfer products is not separately identifiable from other promises in the contract and, therefore, is not distinct.

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

The Company does not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance and its collectability is probable.

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Revisions in contract estimates resulted in an increase (decrease) in revenue of $(0.1) million and $0.7 million for the three and six months ended June 30, 2018, respectively and $0.4 million and $(0.6) million for the three and six months ended June 30, 2017, respectively. Provisions for losses on uncompleted contracts are included in Accrued liabilities and are made in the period such losses are known.

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

The difference between the opening and closing balances of the Company’s Contract assets and Contract liabilities primarily results from the timing difference between the Company’s performance and billings, and the changes in the Contract assets and Contract liabilities balances during the three and six months ended June 30, 2018 and 2017 were not materially affected by any other factors.

Revenue recognized that was included in the Contract liabilities balance at the beginning of each period was $1.1 million and $2.5 million during the three and six months ended June 30, 2018, respectively and $0.5 million and $1.6 million during the three and six months ended June 30, 2017, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of June 30, 2018, backlog was approximately $58.1 million. The Company expects to recognize approximately 74% of the remaining performance obligations in 2018, 21% in 2019, and the balance thereafter.

10.	Income Taxes

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

The Company recorded an income tax benefit from continuing operations at an estimated effective income tax rate of 1.9% and 4.7% for the three and six months ended June 30, 2018, respectively, and an income tax benefit from continuing operations at an estimated effective income tax rate of 49.7% and 24.0% for the three and six months ended June 30, 2017, respectively. The Company’s estimated effective income tax rate for the three and six months ended June 30, 2018 was impacted by the estimated changes in the Company’s valuation allowance, as well as by the tax windfall from share-based compensation.

The Company had $4.1 million of unrecognized income tax benefits as of June 30, 2018 and December 31, 2017. The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit from continuing operations.

11.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2017	$(1,436)	$(9)	$(1,445)

Other comprehensive income before reclassifications	61	33	94
Amounts reclassified from Accumulated other comprehensive loss	-	2	2
Net current period adjustments to Other comprehensive income	61	35	96

Balance, June 30, 2018	$(1,375)	$26	$(1,349)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss				Affected line item in the Condensed Consolidated
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		Statements of
Comprehensive Loss Components	2018	2017	2018	2017	Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$-	$(2)	$-	$(5)	Cost of sales
Non-service cost	-	(79)	-	(157)	Other income
Associated income tax benefit	-	30	-	34	Income tax benefit
	-	(51)	-	(128)	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	-	6	(3)	(2)	Net sales
Associated income tax (expense) benefit	-	(2)	1	1	Income tax benefit
	-	4	(2)	(1)	Net of tax
Total reclassifications for the period	$-	$(47)	$(2)	$(129)

12.	Net Loss per Share

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

Net loss per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Loss from continuing operations	$(5,686)	$(1,421)	$(7,637)	$(4,963)
Loss on discontinued operations	-	(647)	-	(973)
Net loss	$(5,686)	$(2,068)	$(7,637)	$(5,936)

Basic weighted-average common shares outstanding	9,727	9,610	9,717	9,607
Effect of potentially dilutive common shares(1)	-	-	-	-
Diluted weighted-average common shares outstanding	9,727	9,610	9,717	9,607

Basic and diluted loss per common share:
Continuing operations	$(0.59)	$(0.15)	$(0.79)	$(0.52)
Discontinued operations	-	(0.07)	-	(0.10)
Net loss per share	$(0.59)	$(0.22)	$(0.79)	$(0.62)

(1)

The weighted-average number of such antidilutive shares not included in the computation of diluted loss per share for the three and six months ended June 30, 2018 was approximately 64,000 and 75,000, respectively, including approximately 40,000 and 37,000, respectively, of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of June 30, 2018. The weighted-average number of such antidilutive shares not included in the computation of diluted loss per share for the three and six months ended June 30, 2017 was approximately 195,000 and 196,000, respectively.

13.	Recent Accounting and Reporting Developments

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

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” (“Topic 606”) on January 1, 2018 using the modified retrospective method applied to those contracts that were not completed as of that date. The Company recorded the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. Under the modified retrospective method, periods prior to the adoption date were not adjusted and continue to be reported in accordance with accounting standards in effect for those periods.

The cumulative effect of adopting Topic 606 was a decrease to Retained earnings due to a change in the timing of revenue recognition on certain costs under the new revenue standard, as well as, to a lesser extent, a change in the costs included in the provisions for losses on uncompleted contracts. Additionally, Costs and estimated earnings in excess of billings on uncompleted contracts and certain amounts of Trade and other receivables, net were reclassified to establish the opening balance of Contract assets and Billings in excess of costs and estimated earnings on uncompleted contracts were reclassified to establish the opening balance of Contract liabilities. The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 was as follows (in thousands):

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

The impact of Topic 606 on the Company’s Condensed Consolidated Statement of Operations and on the Condensed Consolidated Balance Sheet was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Condensed Consolidated Statement of Operations
Net sales	$28,785	$385	$29,170	$62,150	$1,220	$63,370
Cost of sales	30,023	145	30,168	62,040	132	62,172
Operating loss	(5,827)	240	(5,587)	(8,169)	1,088	(7,081)
Income tax benefit	(108)	(51)	(159)	(380)	62	(318)
Net loss	(5,686)	291	(5,395)	(7,637)	1,026	(6,611)

	June 30, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Condensed Consolidated Balance Sheet
Assets:
Trade and other receivables, net	$16,334	$225	$16,559
Costs and estimated earnings in excess of billings on uncompleted contracts	-	47,187	47,187
Contract assets	44,320	(44,320)	-

Liabilities:
Accrued liabilities	$5,013	$915	$5,928
Billings in excess of costs and estimated earnings on uncompleted contracts	-	142	142
Contract liabilities	184	(184)	-
Deferred income taxes	233	318	551

Stockholders' equity:
Retained earnings	$73,245	$1,901	$75,146

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. In February 2018, the FASB issued Accounting Standards Update No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The Company adopted this guidance on January 1, 2018 and the impact was not material to the Company’s financial position, results of operations or cash flows. Additional information and disclosures required by this new standard are contained in Note 5, “Fair Value Measurements.”

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires that the service cost component of net benefit cost be presented in the same income statement line as other employee compensation costs, while the other components of net benefit cost are to be presented outside income from operations. The Company adopted this guidance on a retrospective basis on January 1, 2018. The non-service cost components of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, were reclassified from Cost of sales to Other income (expense), resulting in an increase to Gross profit and Operating income. There was no impact to Loss from continuing operations before income taxes or Net loss, so therefore no impact to Net loss per share.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” which updates narrow aspects of the guidance in ASC Topic 842, “Leases” (“Topic 842”) and Accounting Standards Update No. 2018-11, "Leases (Topic 842): Targeted Improvements," which provides an additional (and optional) transition method to apply the lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Topic 842 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. Early adoption is permitted, however the Company does not anticipate early adoption. The Company continues to evaluate Topic 842, including the review and implementation of the necessary changes to existing processes and systems that will be required to implement this new standard. While the Company expects the adoption of Topic 842 will materially increase its assets and liabilities on the Condensed Consolidated Balance Sheet, it currently does not expect Topic 842 will have a material effect on its results of operations or cash flows.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, “Codification Improvements” (“ASU 2018-09”), which clarifies, corrects errors in or makes minor improvements to the ASC. The transition and effective date varies based on the facts and circumstances of each amendment included in ASU 2018-09. The Company is currently assessing the impact of ASU 2018-09 on its Consolidated Financial Statements.

14.	Restructuring

In March 2018, the Company announced its plans to close its leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to the Permalok® production facility in St. Louis, Missouri, which was completed during the second quarter of 2018. Also in March 2018, the Company announced its plans to close its manufacturing facility in Monterrey, Mexico, and ceased production early in the second quarter of 2018. The Company incurred restructuring expense of $0.8 million and $1.1 million during the three and six months ended June 30, 2018, which includes employee severance and termination related restructuring expense of $0.4 million and $0.6 million, respectively, and expense related to demobilization activities of $0.4 million and $0.5 million, respectively. The Company expects to incur additional restructuring expense of $0.1 million related to employee severance and termination which will result in future cash outlays.

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

15.	Subsequent Event

On July 27, 2018, the Company completed the acquisition of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of approximately $38.3 million. Ameron is a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. Headquartered in Rancho Cucamonga, California, Ameron has pipe operations in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (“2018 Q2 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our Water Transmission business, our ability to effectively integrate Ameron Water Transmission Group, LLC into our business and operations and achieve significant administrative and operational cost synergies, the impacts of the Tax Cuts and Jobs Act of 2017 and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2018 Q2 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are the largest manufacturer of engineered welded steel pipeline systems in North America. With our strategically located manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced from several manufacturing facilities, which are located in Portland, Oregon; Adelanto, California; Parkersburg, West Virginia; Saginaw, Texas; and St. Louis, Missouri. In the second quarter of 2018, we closed our leased facility in Salt Lake City, Utah and ceased production at our Monterrey, Mexico facility.

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

On July 27, 2018, we completed the acquisition of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of approximately $38.3 million. Ameron is a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to expanding our footprint in a key water transmission pipe market, this acquisition adds bar-wrapped concrete cylinder pipe, reinforced concrete pipe and T-Lock, a proprietary PVC lining for concrete pipe sewer applications, to our product portfolio. Headquartered in Rancho Cucamonga, California, Ameron has pipe operations in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

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

In March 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962, with temporary or permanent exemptions granted for certain countries. We expect these actions to increase steel costs and decrease supply availability. Prior to the announcement, we had already experienced domestic price increases and limited steel availability since the beginning of 2018. In July 2018, Canada imposed a 25% surtax on imports of U.S. steel products, the cost of which will be passed on to our Canadian customers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2018 Q2 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Other than the revenue recognition policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018 as compared to the critical accounting policies and estimates disclosed in our 2017 Form 10-K.

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

We do not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance and its collectability is probable.

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

Recent Accounting Pronouncements

See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2018 Q2 Form 10-Q for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	$	% of Net Sales	$	% of Net Sales

Net sales	$28,785	100.0%	$28,692	100.0%
Cost of sales	30,023	104.3	27,946	97.4
Gross profit (loss)	(1,238)	(4.3)	746	2.6
Selling, general and administrative expense	3,806	13.2	3,572	12.4
Restructuring expense	783	2.7	-	-
Operating loss	(5,827)	(20.2)	(2,826)	(9.8)
Other income	20	0.1	116	0.4
Interest income	141	0.4	-	-
Interest expense	(128)	(0.4)	(115)	(0.4)
Loss from continuing operations before income taxes	(5,794)	(20.1)	(2,825)	(9.8)
Income tax benefit	(108)	(0.3)	(1,404)	(4.8)
Loss from continuing operations	(5,686)	(19.8)	(1,421)	(5.0)
Discontinued operations:
Loss from operations of discontinued operations	-	-	(618)	(2.1)
Income tax expense	-	-	29	0.1
Loss on discontinued operations	-	-	(647)	(2.2)
Net loss	$(5,686)	(19.8)%	$(2,068)	(7.2)%

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	$	% of Net Sales	$	% of Net Sales

Net sales	$62,150	100.0%	$58,349	100.0%
Cost of sales	62,040	99.8	56,360	96.6
Gross profit	110	0.2	1,989	3.4
Selling, general and administrative expense	7,191	11.5	7,412	12.7
Restructuring expense	1,088	1.8	881	1.5
Operating loss	(8,169)	(13.1)	(6,304)	(10.8)
Other income	190	0.3	27	-
Interest income	218	0.3	-	-
Interest expense	(256)	(0.4)	(252)	(0.4)
Loss from continuing operations before income taxes	(8,017)	(12.9)	(6,529)	(11.2)
Income tax benefit	(380)	(0.6)	(1,566)	(2.7)
Loss from continuing operations	(7,637)	(12.3)	(4,963)	(8.5)
Discontinued operations:
Loss from operations of discontinued operations	-	-	(1,003)	(1.8)
Income tax benefit	-	-	(30)	(0.1)
Loss on discontinued operations	-	-	(973)	(1.7)
Net loss	$(7,637)	(12.3)%	$(5,936)	(10.2)%

We have one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2018 Q2 Form 10-Q for information on discontinued operations, which includes the results of our manufacturing facility in Atchison, Kansas which were historically reported in the Tubular Products segment.

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Net sales. Net sales from continuing operations increased 0.3% to $28.8 million for the second quarter of 2018 compared to $28.7 million for the second quarter of 2017. The increase in sales in the second quarter of 2018 compared to the second quarter of 2017 was due to a 14% increase in tons produced, partially offset by a 12% decrease in selling price per ton. Net sales from continuing operations increased 6.5% to $62.2 million for the first six months of 2018 compared to $58.3 million for the first six months of 2017. The increase in sales in the first six months of 2018 compared to the first six months of 2017 was due to a 33% increase in tons produced, partially offset by a 20% decrease in selling price per ton. Even though tons produced increased as a result of project timing, we had a greater proportion of less value-added (and lower-priced) tons in our product mix. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit decreased 266.0% to a $1.2 million gross loss (negative 4.3% of Net sales from continuing operations) for the second quarter of 2018 compared to a $0.7 million gross profit (2.6% of Net sales from continuing operations) for the second quarter of 2017 and decreased 94.5% to a $0.1 million gross profit (0.2% of Net sales from continuing operations) for the first six months of 2018 compared to $2.0 million gross profit (3.4% of Net sales from continuing operations) for the first six months of 2017. The decrease in gross profit was due to a combination of a less value-added mix of products and reduced fixed-cost overhead absorption.

Selling, general and administrative expense. Selling, general and administrative expense increased 6.6% to $3.8 million (13.2% of total Net sales from continuing operations) for the second quarter of 2018 compared to $3.6 million (12.4% of total Net sales from continuing operations) for the second quarter of 2017 and decreased 3.0% to $7.2 million (11.5% of total Net sales from continuing operations) for the first six months of 2018 compared to $7.4 million (12.7% of total Net sales from continuing operations) for the first six months of 2017. The increase for the second quarter of 2018 compared to the second quarter of 2017 was due primarily to $0.7 million in higher professional fees offset by $0.4 million in lower incentive compensation related expense. The decrease for the first six months of 2018 compared to the first six months of 2017 was due primarily to $0.8 million in lower incentive compensation related expense offset by $0.6 million in higher professional fees. Increased professional fees were due to the acquisition of Ameron that was completed in the third quarter of 2018.

Restructuring expense. In March 2018, we announced our plan to close our leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to our Permalok® production facility in St. Louis, Missouri, which was completed during the second quarter of 2018. This eliminated duplicate overhead and increased production flexibility. Also in March 2018, we announced our plan to close our manufacturing facility in Monterrey, Mexico, and we ceased production early in the second quarter of 2018. This allows us to focus on growing our Water Transmission business. We incurred restructuring expense of $0.8 million in the second quarter of 2018 and $1.1 million in the first six months of 2018, which includes employee severance and termination related restructuring expense of $0.4 million and $0.6 million, respectively, and expense related to demobilization activities of $0.4 million and $0.5 million, respectively. We expect to incur additional restructuring expense of $0.1 million related to employee severance and termination which will result in future cash outlays.

In response to adverse market conditions, we sold our Denver, Colorado facility in October 2016. We incurred restructuring expense of $0.9 million in the first six months of 2017 related to demobilization activities. We completed the demobilization project and vacated the Denver facility in the first quarter of 2017.

Income taxes. The Income tax benefit from continuing operations was $0.1 million in the second quarter of 2018 (an effective income tax rate of 1.9%) compared to an Income tax benefit from continuing operations of $1.4 million in the second quarter of 2017 (an effective income tax rate of 49.7%). The Income tax benefit from continuing operations was $0.4 million in the first six months of 2018 (an effective income tax rate of 4.7%) compared to an Income tax benefit from continuing operations of $1.6 million in the first six months of 2017 (an effective income tax rate of 24.0%). The effective income tax rate for the second quarter and first six months of 2018 was impacted by the estimated changes in our valuation allowance, as well as by the tax windfall from share-based compensation. The effective income tax rate for the second quarter of 2017 was higher than statutory rates primarily because of the favorable impact of the decrease in unrecognized income tax benefits due to a lapse in the statute of limitations. The effective income tax rate for the first six months of 2017 was lower than statutory rates primarily because of $0.8 million of excess tax deficiencies from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Loan and Security Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016 (the “Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the six months ended June 30, 2018 and 2017 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2018 Q2 Form 10-Q, and are further discussed below.

As of June 30, 2018, our working capital (current assets minus current liabilities) was $119.0 million compared to $123.8 million as of December 31, 2017. Cash and cash equivalents totaled $41.9 million and $43.6 million as of June 30, 2018 and December 31, 2017, respectively. There were no borrowings under the Agreement as of June 30, 2018 and December 31, 2017.

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

Net cash provided by operating activities from continuing operations in the first six months of 2018 was $0.6 million. Cash provided by operating activities was primarily the result of fluctuations in working capital accounts that included decreases in trade receivables and prepaid expenses and other, offset by increases in contract assets, net and inventories and decreases in accounts payable and accrued and other liabilities.

Net cash used in investing activities from continuing operations in the first six months of 2018 was $1.6 million, due to $1.6 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures in 2018 are expected to be approximately $6.2 million for standard capital replacement.

Net cash used in financing activities from continuing operations in the first six months of 2018 was $1.5 million, primarily due to the tax withholdings of $1.3 million related to net share settlements of restricted stock awards vested and capital lease payments totaling $0.2 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under the Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Ameron in July 2018, which was funded by working capital.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2018 Q2 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2017 Form 10-K.

Borrowings on Line of Credit

As of June 30, 2018, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement. The Agreement expires on October 25, 2018 and provides for revolving loans and letters of credit in the aggregate of up to the maximum principal amount (the “Revolver Commitment”) of $60 million, subject to a borrowing base. We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories and fixed assets, subject to various exclusions, adjustments and sublimits by asset class. Additionally, the Agreement effectively limits availability under the borrowing base during times when our Fixed Charge Coverage Ratio, as defined in the Agreement, is not met for the previous twelve-month period. As of June 30, 2018, the Fixed Charge Coverage Ratio was not met, and therefore the availability limit applied. Including the effect of this limit, we had additional borrowing capacity of $14.3 million, net of outstanding letters of credit, under the Agreement as of June 30, 2018. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Borrowings under the Agreement bear interest at rates related to London Interbank Offered Rate plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement are secured by substantially all of our assets.

Capital Leases

We lease certain equipment used in the manufacturing process. We had a total of $1.3 million in capital lease obligations outstanding as of June 30, 2018. The weighted-average interest rate on all of our capital leases was 4.88%.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2018 Q2 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2018 Q2 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2017 Form 10-K could materially affect our business, financial condition or operating results. The risks described in our 2017 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2018 Q2 Form 10-Q are listed below:

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

Dated: August 3, 2018

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President and Chief Executive Officer (principal executive officer)

By:	/s/ Robin Gantt

Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(principal financial and accounting officer)