Form 10-Q
period 2018-09-30
NORTHWEST PIPE CO
filed 2018-11-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, par value $.01 per share	9,735,055
(Class)	(Shares outstanding as of November 2, 2018)

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$52,455	$38,804	$114,605	$97,153
Cost of sales	47,252	36,811	109,292	93,171
Gross profit	5,203	1,993	5,313	3,982
Selling, general and administrative expense	5,332	3,423	12,523	10,835
Gain on sale of property	(2,760)	-	(2,760)	-
Restructuring expense	134	-	1,222	881
Operating income (loss)	2,497	(1,430)	(5,672)	(7,734)
Bargain purchase gain	21,880	-	21,880	-
Other income (expense)	59	(81)	249	(54)
Interest income	38	-	256	-
Interest expense	(129)	(117)	(385)	(369)
Income (loss) from continuing operations before income taxes	24,345	(1,628)	16,328	(8,157)
Income tax benefit	(3,456)	(41)	(3,836)	(1,607)
Income (loss) from continuing operations	27,801	(1,587)	20,164	(6,550)
Discontinued operations:
Loss from operations of discontinued operations	-	(456)	-	(1,459)
Income tax expense (benefit)	-	26	-	(4)
Loss on discontinued operations	-	(482)	-	(1,455)
Net income (loss)	$27,801	$(2,069)	$20,164	$(8,005)

Basic income (loss) per share:
Continuing operations	$2.86	$(0.16)	$2.07	$(0.68)
Discontinued operations	-	(0.05)	-	(0.15)
Net income (loss) per share	$2.86	$(0.21)	$2.07	$(0.83)

Diluted income (loss) per share:
Continuing operations	$2.86	$(0.16)	$2.07	$(0.68)
Discontinued operations	-	(0.05)	-	(0.15)
Net income (loss) per share	$2.86	$(0.21)	$2.07	$(0.83)

Shares used in per share calculations:
Basic	9,735	9,620	9,723	9,611
Diluted	9,735	9,620	9,732	9,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$27,801	$(2,069)	$20,164	$(8,005)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	23	102	84	306
Unrealized gain (loss) on cash flow hedges	(16)	3	19	(11)
Other comprehensive income, net of tax	7	105	103	295
Comprehensive income (loss)	$27,808	$(1,964)	$20,267	$(7,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,547	$43,646
Trade and other receivables, less allowance for doubtful accounts of $558 and $477	33,955	28,990
Contract assets	64,130	44,502
Inventories	34,742	17,055
Prepaid expenses and other	5,350	6,562
Total current assets	139,724	140,755
Property and equipment, less accumulated depreciation and amortization of $76,980 and $74,311	107,907	78,756
Other assets	9,593	10,813
Total assets	$257,224	$230,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,291	$7,521
Accrued liabilities	6,063	6,563
Contract liabilities	802	2,599
Current portion of capital lease obligations	430	318
Total current liabilities	26,586	17,001
Borrowings on line of credit	190	-
Capital lease obligations, less current portion	931	737
Deferred income taxes	67	941
Other long-term liabilities	10,814	11,381
Total liabilities	38,588	30,060

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,735,055 and 9,619,755 shares issued and outstanding	97	96
Additional paid-in-capital	118,835	119,856
Retained earnings	101,046	81,757
Accumulated other comprehensive loss	(1,342)	(1,445)
Total stockholders’ equity	218,636	200,264
Total liabilities and stockholders’ equity	$257,224	$230,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$20,164	$(8,005)
Loss on discontinued operations	-	(1,455)
Income (loss) from continuing operations	20,164	(6,550)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Bargain purchase gain	(21,880)	-
Depreciation and capital lease amortization	5,644	4,674
Amortization of intangible assets	382	374
Amortization of debt issuance costs	126	126
Provision for doubtful accounts	322	557
Deferred income taxes	(3,915)	(1,200)
Gain on disposal of property and equipment	(2,536)	(69)
Share-based compensation expense	281	963
Adjustments to contingent consideration	-	27
Unrealized (gain) loss on foreign currency forward contracts	(42)	108
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	6,014	753
Contract assets, net	(11,142)	(8,377)
Inventories	(7,063)	(185)
Refundable income taxes	(107)	81
Prepaid expenses and other assets	1,238	960
Accounts payable	6,291	(1,595)
Accrued and other liabilities	(1,007)	(3,757)
Net cash used in operating activities from continuing operations	(7,230)	(13,110)
Net cash used in operating activities from discontinued operations	-	(1,090)
Net cash used in operating activities	(7,230)	(14,200)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(37,223)	-
Additions to property and equipment	(3,087)	(2,077)
Proceeds from sale of property and equipment	5,954	146
Net cash used in investing activities from continuing operations	(34,356)	(1,931)
Net cash provided by investing activities from discontinued operations	750	-
Net cash used in investing activities	(33,606)	(1,931)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,301)	(24)
Borrowings on line of credit	190	-
Payments on capital lease obligations	(152)	(259)
Payments of contingent consideration	-	(112)
Net cash used in financing activities from continuing operations	(1,263)	(395)
Change in cash and cash equivalents	(42,099)	(16,526)
Cash and cash equivalents, beginning of period	43,646	21,829
Cash and cash equivalents, end of period	$1,547	$5,303

Noncash investing and financing activities:
Accrued property and equipment purchases	$144	$86
Capital lease additions	$458	$-

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

The Company operates in one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems, as well as reinforced concrete pipe and protective linings, for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, the Company makes products for industrial plant piping systems and certain structural applications.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018.

2.	Business Combination

On July 27, 2018, the Company completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of approximately $38.1 million in cash, subject to a post-closing adjustment based on changes in net working capital. The results of Ameron’s operations have been included in the consolidated financial statements since that date. Ameron is a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. Headquartered in Rancho Cucamonga, California, Ameron has pipe operations in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California. This acquisition expands the Company's footprint in a key water transmission pipe market and adds bar-wrapped concrete cylinder pipe, reinforced concrete pipe and T-Lock, a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications, to the Company’s product portfolio.

The following table summarizes the preliminary purchase consideration and preliminary fair value of the assets acquired and liabilities assumed as of July 27, 2018 (in thousands):

Assets
Cash and cash equivalents	$912
Trade and other receivables	12,806
Contract assets	11,858
Inventories	9,895
Prepaid expenses and other	452
Property and equipment	34,709
Other assets	218
Total assets acquired	70,850

Liabilities
Accounts payable	5,520
Accrued liabilities	1,894
Contract liabilities	123
Deferred income taxes	3,298
Total liabilities assumed	10,835

Bargain purchase gain	(21,880)

Total purchase consideration	$38,135

The asset and liability fair value measurements are preliminary and subject to change. The adjustments arising from the completion of the detailed valuations and necessary calculations may materially affect the preliminary allocation of the purchase price. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The excess of the aggregate fair value of the net assets acquired over the consideration paid has been treated as a gain on bargain purchase. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Ameron assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to Ameron was appropriate and required under U.S. GAAP. The Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business.

The Company incurred acquisition-related costs during the three and nine months ended September 30, 2018 of $1.9 million and $2.0 million, respectively. These costs are included in Selling, general and administrative expense in the Condensed Consolidated Statements Operations.

Ameron operations contributed net sales of $11.1 million and operating loss of $0.7 million, including acquisition-related costs of $1.9 million, to the Company for the period from July 27, 2018 to September 30, 2018.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Ameron had occurred on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$57,250	$53,071	$142,969	$142,836
Net income (loss) from continuing operations	6,822	1,229	(18,059)	(5,050)
Net income (loss) from continuing operations per basic share	0.70	0.13	(1.86)	(0.53)
Net income (loss) from continuing operations per diluted share	0.70	0.13	(1.86)	(0.53)

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had occurred on January 1, 2017. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2017 and 2018 prior to the acquisition is included based on prior accounting records maintained by Ameron. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Ameron to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2017, and the consequential tax effects. Aside from revising the 2018 net income (loss) for the effect of the bargain purchase gain, there were no material, non-recurring adjustments to this unaudited pro forma information.

3.	Discontinued Operations

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

The following table presents the operating results for the Company’s discontinued operations prior to the sale (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Net sales	$-	$9
Cost of sales	457	1,469
Gross loss	(457)	(1,460)
Selling, general and administrative expense	(1)	(1)
Operating loss	(456)	(1,459)
Interest expense	-	-
Loss before income taxes	(456)	(1,459)
Income tax expense (benefit)	26	(4)
Net loss	$(482)	$(1,455)

4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Short-term inventories:
Raw materials	$29,471	$13,700
Work-in-process	3,099	1,268
Finished goods	585	464
Supplies	1,587	1,623
Total short-term inventories	34,742	17,055

Long-term inventories:
Finished goods	91	820
Total inventories	$34,833	$17,875

Long-term inventories are recorded in Other assets.

5.	Property and Equipment

In August 2018, the Company sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

6.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2018
Financial assets:
Deferred compensation plan	$5,885	$4,901	$984	$-
Foreign currency forward contracts	19	-	19	-
Total assets	$5,904	$4,901	$1,003	$-

Financial liabilities:
Foreign currency forward contracts	$(16)	$-	$(16)	$-

As of December 31, 2017
Financial assets:
Deferred compensation plan	$6,244	$5,251	$993	$-

Financial liabilities:
Foreign currency forward contracts	$(60)	$-	$(60)	$-

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy.

The Company’s foreign currency forward contracts, which are derivatives accounted for as cash flow hedges, are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Effective January 1, 2018, upon the adoption of Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” the Company has elected to measure its investment in Lucid Energy, Inc. (“Lucid”), a clean energy company based in Portland, Oregon, at cost minus impairment plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The carrying amount of the Company’s investment in Lucid was $0 as of September 30, 2018 and December 31, 2017 due to a history of net losses. This carrying amount includes cumulative impairment losses of $2.0 million. There were no material impairment charges recorded for the Company’s investment in Lucid during the three and nine months ended September 30, 2018 or 2017.

7.	Derivative Instruments and Hedging Activities

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

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Income (Loss). If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of September 30, 2018 and December 31, 2017, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $2.0 million (CAD$2.6 million) and $2.1 million (CAD$2.7 million), respectively. Foreign currency forward contract assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Condensed Consolidated Balance Sheets.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of September 30, 2018.

As of September 30, 2018, all foreign currency forward contracts were designated as cash flow hedges. As of December 31, 2017, the total notional amount of the foreign currency forward contracts not designated as cash flow hedges was $0.2 million (CAD$0.2 million). For the three months ended September 30, 2018 and the three and nine months ended September 30, 2017, losses recognized in Net sales from continuing operations from foreign currency forward contracts not designated as hedging instruments were approximately $0. For the nine months ended September 30, 2018, gains recognized in Net sales from continuing operations from foreign currency forward contracts not designated as hedging instruments were $0.1 million. As of September 30, 2018, unrealized pretax gains on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was approximately $0. Typically, outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 12, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract gains and losses.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of sales	$-	$70	$12	$221
Selling, general and administrative expense	-	167	269	742
Total	$-	$237	$281	$963

Stock Option Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2017	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, September 30, 2018	24,000	24.15
Exercisable, September 30, 2018	24,000	24.15	1.50	$-

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

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value
Unvested RSUs as of December 31, 2017	169,583	$9.50
PSAs granted	43,077	19.97
Unvested PSAs canceled	(3,085)	19.97
RSUs vested	(169,583)	9.50
Unvested PSAs as of September 30, 2018	39,992	19.97

(1)	The number of performance share awards disclosed in this table are at the target level of 100%.

The unvested balance of PSAs as of September 30, 2018 includes approximately 40,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of September 30, 2018, the Company has determined that the likelihood of achieving the specified performance-based conditions in the PSAs is remote; therefore, the unrecognized compensation expense with respect to these performance-based PSAs as of September 30, 2018 was $0.

Stock Awards

For the nine months ended September 30, 2018 and 2017, stock awards of 11,172 and 14,944 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the fair market value per share of the awards on the grant date of $21.48 and $14.72 in 2018 and 2017, respectively.

9.	Commitments and Contingencies

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

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (the “Voluntary Agreement”) with the ODEQ, and has performed remedial investigation work required under the Voluntary Agreement. In 2016, the EPA and the ODEQ requested additional groundwater sampling, which was completed in the third quarter of 2017. The results, which were communicated to the ODEQ and the EPA in August 2017, have been generally consistent with previous sampling and modeling work. The Company received feedback from the ODEQ and the EPA and anticipates it will file a final Remedial Investigation/Source Control Evaluation report with the ODEQ and the EPA in 2018.

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

Guarantees

The Company has entered into certain letters of credit that total $2.0 million as of September 30, 2018. The letters of credit relate to workers’ compensation insurance.

10.	Revenue

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

Changes in job performance, job conditions and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs and final contract settlements may result in revisions to estimates of revenue, costs and income and are recognized in the period in which the revisions are determined. Revisions in contract estimates resulted in an increase (decrease) in revenue of $(0.2) million and $0.5 million for the three and nine months ended September 30, 2018, respectively and $0.3 million and $(0.3) million for the three and nine months ended September 30, 2017, respectively. Provisions for losses on uncompleted contracts are included in Accrued liabilities and are made in the period such losses are known.

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

The difference between the opening and closing balances of the Company’s Contract assets and Contract liabilities primarily results from the timing difference between the Company’s performance and billings and an increase due to the acquisition of Ameron of $11.9 million of Contract assets and $0.1 million of Contract liabilities. The changes in the Contract assets and Contract liabilities balances during the three and nine months ended September 30, 2018 and 2017 were not materially affected by any other factors.

Revenue recognized that was included in the Contract liabilities balance at the beginning of each period was $0.1 million and $2.2 million during the three and nine months ended September 30, 2018, respectively and $0.9 million and $1.7 million during the three and nine months ended September 30, 2017, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of September 30, 2018, backlog was approximately $100.2 million. The Company expects to recognize approximately 48% of the remaining performance obligations in 2018, 41% in 2019, and the balance thereafter.

11.	Income Taxes

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

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. Additional work is necessary for a more detailed analysis of the Company’s deferred income tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. The Company also considers it likely that further technical guidance regarding certain components of the TCJA, as well as clarification regarding state income tax conformity to current federal tax code, may be issued. Any subsequent adjustment to the amounts recorded in the fourth quarter of 2017 will be recorded to current income tax expense when the analysis is complete in the fourth quarter of 2018. Through September 30, 2018, the Company had not made any material adjustments to the provisional amount.

The Company recorded an income tax benefit from continuing operations at an estimated effective income tax rate of 14.2% and 23.5% for the three and nine months ended September 30, 2018, respectively, and an income tax benefit from continuing operations at an estimated effective income tax rate of 2.5% and 19.7% for the three and nine months ended September 30, 2017, respectively. The Company’s estimated effective income tax rate for the three and nine months ended September 30, 2018 was impacted by the nontaxable $21.9 million bargain purchase gain recorded in connection with the acquisition of Ameron, as well as the estimated changes in the Company’s valuation allowance and the tax windfall from share-based compensation.

The Company had $4.1 million of unrecognized income tax benefits as of September 30, 2018 and December 31, 2017. The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit from continuing operations.

12.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2017	$(1,436)	$(9)	$(1,445)

Other comprehensive income before reclassifications	84	26	110
Amounts reclassified from Accumulated other comprehensive loss	-	(7)	(7)
Net current period adjustments to Other comprehensive income	84	19	103

Balance, September 30, 2018	$(1,352)	$10	$(1,342)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss				Affected line item in the
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated
Comprehensive Loss Components	2018	2017	2018	2017	Statements of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$-	$(3)	$-	$(8)	Cost of sales
Non-service cost	-	(78)	-	(235)	Other income (expense)
Associated income tax benefit	-	14	-	48	Income tax benefit
	-	(67)	-	(195)	Net of tax

Unrealized gain on cash flow hedges:
Gain on cash flow hedges	12	9	9	7	Net sales
Associated income tax expense	(3)	(4)	(2)	(3)	Income tax benefit
	9	5	7	4	Net of tax

Total reclassifications for the period	$9	$(62)	$7	$(191)

13.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, restricted stock units and performance share awards, to the extent dilutive. Performance-based performance share awards are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss from continuing operations, all potential shares of common stock are excluded from the computation of diluted net loss per share as the impact would be antidilutive.

Net income (loss) per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Income (loss) from continuing operations	$27,801	$(1,587)	$20,164	$(6,550)
Loss on discontinued operations	-	(482)	-	(1,455)
Net income (loss)	$27,801	$(2,069)	$20,164	$(8,005)

Basic weighted-average common shares outstanding	9,735	9,620	9,723	9,611
Effect of potentially dilutive common shares(1)	-	-	9	-
Diluted weighted-average common shares outstanding	9,735	9,620	9,732	9,611

Income (loss) per basic common share:
Continuing operations	$2.86	$(0.16)	$2.07	$(0.68)
Discontinued operations	-	(0.05)	-	(0.15)
Net income (loss) per share	$2.86	$(0.21)	$2.07	$(0.83)

Income (loss) per diluted common share:
Continuing operations	$2.86	$(0.16)	$2.07	$(0.68)
Discontinued operations	-	(0.05)	-	(0.15)
Net income (loss) per share assuming dilution	$2.86	$(0.21)	$2.07	$(0.83)

(1)

The weighted-average number of such antidilutive shares not included in the computation of diluted net income per share for the three and nine months ended September 30, 2018 was approximately 64,000 and 62,000, respectively, including approximately 40,000 and 38,000, respectively, of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of September 30, 2018. The weighted-average number of such antidilutive shares not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2017 was approximately 194,000 and 195,000, respectively.

14.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2017 Form 10-K, except for the following:

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which replaces most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU 2014-09 but do not change the core principle of the guidance.

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

The impact of Topic 606 on the Company’s Condensed Consolidated Statement of Operations and on the Condensed Consolidated Balance Sheet was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Condensed Consolidated Statement of Operations
Net sales	$52,455	$(477)	$51,978	$114,605	$743	$115,348
Cost of sales	47,252	(288)	46,964	109,292	(156)	109,136
Operating income (loss)	2,497	(189)	2,308	(5,672)	899	(4,773)
Income tax benefit	(3,456)	(59)	(3,515)	(3,836)	3	(3,833)
Net income	27,801	(130)	27,671	20,164	896	21,060

	September 30, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Condensed Consolidated Balance Sheet
Assets:
Trade and other receivables, net	$33,955	$463	$34,418
Costs and estimated earnings in excess of billings on uncompleted contracts	-	66,200	66,200
Contract assets	64,130	(64,130)	-

Liabilities:
Accrued liabilities	$6,063	$627	$6,690
Billings in excess of costs and estimated earnings on uncompleted contracts	-	677	677
Contract liabilities	802	(802)	-
Deferred income taxes	67	260	327

Stockholders' equity:
Retained earnings	$101,046	$1,771	$102,817

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. In February 2018, the FASB issued Accounting Standards Update No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2018-03”). ASU 2018-03 clarifies certain aspects of the guidance issued in ASU 2016-01. The Company adopted this guidance on January 1, 2018 and the impact was not material to the Company’s financial position, results of operations or cash flows. Additional information and disclosures required by this new standard are contained in Note 6, “Fair Value Measurements.”

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

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which requires that the service cost component of net benefit cost be presented in the same income statement line as other employee compensation costs, while the other components of net benefit cost are to be presented outside income from operations. The Company adopted this guidance on a retrospective basis on January 1, 2018. The non-service cost components of approximately $0 and $0.2 million for the three and nine months ended September 30, 2017, respectively, were reclassified from Cost of sales to Other income (expense), resulting in an increase to Gross profit and Operating income. There was no impact to Loss from continuing operations before income taxes or Net loss, so therefore no impact to Net loss per share.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” which updates narrow aspects of the guidance in ASC Topic 842, “Leases” (“Topic 842”) and Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an additional (and optional) transition method to apply the lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Topic 842 requires qualitative disclosures along with specific quantitative disclosures and will be effective for the Company beginning January 1, 2019, including interim periods in 2019. Early adoption is permitted, however the Company does not anticipate early adoption. The Company continues to evaluate Topic 842, including the review and implementation of the necessary changes to existing processes and systems that will be required to implement this new standard. While the Company expects the adoption of Topic 842 will materially increase its assets and liabilities on the Condensed Consolidated Balance Sheet, it currently does not expect Topic 842 will have a material effect on its results of operations or cash flows.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, “Codification Improvements” (“ASU 2018-09”), which clarifies, corrects errors in or makes minor improvements to the ASC. The transition and effective date varies based on the facts and circumstances of each amendment included in ASU 2018-09. The Company is currently assessing the impact of ASU 2018-09 on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for the Company beginning January 1, 2020, with early adoption permitted for the removed and modified disclosures and delayed adoption until the effective date permitted for the additional disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect a material impact to its financial position, results of operations or cash flows from adoption of this guidance.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. The new disclosures include an explanation of significant gains and losses related to changes in benefit obligations. ASU 2018-14 is effective for the Company beginning January 1, 2021, with early adoption permitted, and will be adopted on a retrospective basis. The Company does not expect a material impact to its financial position, results of operations or cash flows from adoption of this guidance.

15.	Restructuring

In March 2018, the Company announced its plans to close its leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to the Permalok® production facility in St. Louis, Missouri, which was completed during the second quarter of 2018. Also in March 2018, the Company announced its plans to close its manufacturing facility in Monterrey, Mexico, and ceased production early in the second quarter of 2018. The Company incurred restructuring expense of $0.1 million and $1.2 million during the three and nine months ended September 30, 2018, which includes employee severance and termination related restructuring expense of approximately $0 and $0.6 million, respectively, and expense related to demobilization activities of $0.1 million and $0.6 million, respectively. The Company expects to incur nominal additional restructuring expense related to employee severance and termination which will result in future cash outlays.

In October 2016, the Company sold the Denver, Colorado facility and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expense of $0.9 million during the nine months ended September 30, 2017 related to demobilization activities. The Company completed the demobilization project and vacated the facility in the first quarter of 2017 and there were no restructuring expenses in the three months ended September 30, 2017.

16.	Subsequent Event

On October 25, 2018, upon expiration of the Loan and Security Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016, the Company entered into a Credit Agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (the “Revolver Commitment”). The Company has the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories and fixed assets, subject to various exclusions, adjustments and sublimits. As of October 25, 2018, the Company had $6.0 million of outstanding borrowings under the Credit Agreement and additional borrowing capacity of $32.5 million.

Borrowings under the Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate plus 1.5% to 2.0%. The Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement) during any month. Such fee is payable monthly in arrears. The Credit Agreement will expire on October 25, 2023.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Credit Agreement also requires the Company to regularly provide financial information to Wells Fargo and to maintain a specified fixed charge coverage ratio upon certain triggers.

In connection with the execution and delivery of the Credit Agreement, the Company and certain of its subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (“2018 Q3 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our Water Transmission business, our ability to effectively integrate Ameron Water Transmission Group, LLC into our business and operations and achieve significant administrative and operational cost synergies, the impacts of the Tax Cuts and Jobs Act of 2017 and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2018 Q3 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

We are the largest manufacturer of engineered welded steel pipeline systems in North America. With our strategically located manufacturing facilities, we are well-positioned to meet North America’s growing needs for water and wastewater infrastructure. We serve a wide range of markets and our solutions-based products are a good fit for applications including water transmission, plant piping, tunnels and river crossings. We have established a prominent position based on a strong and widely-recognized reputation for quality, service and an extensive range of products engineered and manufactured to meet expectations in all categories of performance including highly corrosive environments. These pipeline systems are produced from several manufacturing facilities, which are located in Portland, Oregon; Adelanto, California; Tracy, California; Brea, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico. In the second quarter of 2018, we closed our leased facility in Salt Lake City, Utah and ceased production at our Monterrey, Mexico facility.

On July 27, 2018, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of approximately $38.1 million. Ameron is a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to expanding our footprint in a key water transmission pipe market, this acquisition adds bar-wrapped concrete cylinder pipe, reinforced concrete pipe and T-Lock, a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications, to our product portfolio. Headquartered in Rancho Cucamonga, California, Ameron has pipe operations in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

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

In March 2018, President Trump signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962, with temporary or permanent exemptions granted for certain countries. We expect these actions to increase steel costs and decrease supply availability. Prior to the announcement, we had already experienced domestic price increases and limited steel availability since the beginning of 2018. In July 2018, Canada imposed a 25% surtax on imports of U.S. steel products, the cost of which may be passed on to our Canadian customers. With the acquisition of Ameron in July 2018, we now import products from Mexico to the U.S., which are subject to the 25% tariff. The cost of the tariff may be passed on to our U.S. customers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2018 Q3 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Other than the revenue recognition policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018 as compared to the critical accounting policies and estimates disclosed in our 2017 Form 10-K.

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

Recent Accounting Pronouncements

See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2018 Q3 Form 10-Q for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on financial position, results of operations and cash flows.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations.

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	$	% of Net Sales	$	% of Net Sales

Net sales	$52,455	100.0%	$38,804	100.0%
Cost of sales	47,252	90.1	36,811	94.9
Gross profit	5,203	9.9	1,993	5.1
Selling, general and administrative expense	5,332	10.1	3,423	8.8
Gain on sale of property	(2,760)	(5.3)	-	-
Restructuring expense	134	0.3	-	-
Operating income (loss)	2,497	4.8	(1,430)	(3.7)
Bargain purchase gain	21,880	41.6	-	-
Other income (expense)	59	0.1	(81)	(0.2)
Interest income	38	0.1	-	-
Interest expense	(129)	(0.2)	(117)	(0.3)
Income (loss) from continuing operations before income taxes	24,345	46.4	(1,628)	(4.2)
Income tax benefit	(3,456)	(6.6)	(41)	(0.1)
Income (loss) from continuing operations	27,801	53.0	(1,587)	(4.1)
Discontinued operations:
Loss from operations of discontinued operations	-	-	(456)	(1.2)
Income tax expense	-	-	26	-
Loss on discontinued operations	-	-	(482)	(1.2)
Net income (loss)	$27,801	53.0%	$(2,069)	(5.3)%

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	$	% of Net Sales	$	% of Net Sales

Net sales	$114,605	100.0%	$97,153	100.0%
Cost of sales	109,292	95.4	93,171	95.9
Gross profit	5,313	4.6	3,982	4.1
Selling, general and administrative expense	12,523	10.8	10,835	11.2
Gain on sale of property	(2,760)	(2.4)	-	-
Restructuring expense	1,222	1.1	881	0.9
Operating loss	(5,672)	(4.9)	(7,734)	(8.0)
Bargain purchase gain	21,880	19.0	-	-
Other income (expense)	249	0.2	(54)	-
Interest income	256	0.2	-	-
Interest expense	(385)	(0.3)	(369)	(0.4)
Income (loss) from continuing operations before income taxes	16,328	14.2	(8,157)	(8.4)
Income tax benefit	(3,836)	(3.4)	(1,607)	(1.7)
Income (loss) from continuing operations	20,164	17.6	(6,550)	(6.7)
Discontinued operations:
Loss from operations of discontinued operations	-	-	(1,459)	(1.5)
Income tax benefit	-	-	(4)	-
Loss on discontinued operations	-	-	(1,455)	(1.5)
Net income (loss)	$20,164	17.6%	$(8,005)	(8.2)%

We have one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems, as well as reinforced concrete pipe and protective linings, for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 3 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2018 Q3 Form 10-Q for information on discontinued operations, which includes the results of our manufacturing facility in Atchison, Kansas which were historically reported in the Tubular Products segment.

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Net sales. Net sales from continuing operations increased 35.2% to $52.5 million for the third quarter of 2018 compared to $38.8 million for the third quarter of 2017. The acquired Ameron operations contributed $11.1 million of the increase in sales in the third quarter and first nine months of 2018. Excluding the impact of the Ameron acquisition, the increase in sales in the third quarter of 2018 compared to the third quarter of 2017 of $2.6 million was due to a 35% increase in selling price per ton, partially offset by a 21% decrease in tons produced. The decrease in production was due to project mix. The increase in selling price per ton was due to improved market conditions and a change in product mix, combined with higher material costs per ton. Higher material costs generally lead to higher contract values and, therefore, higher net sales as contractors and municipalities are aware of the input costs and market conditions. Net sales from continuing operations increased 18.0% to $114.6 million for the first nine months of 2018 compared to $97.2 million for the first nine months of 2017. Excluding the impact of the Ameron acquisition, the increase in sales in the first nine months of 2018 compared to the first nine months of 2017 of $6.3 million was due to a 6% increase in tons produced. The increase in production was due to project mix. Bidding activity, backlog and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 161.1% to $5.2 million (9.9% of Net sales from continuing operations) for the third quarter of 2018 compared to $2.0 million (5.1% of Net sales from continuing operations) for the third quarter of 2017 and increased 33.4% to $5.3 million (4.6% of Net sales from continuing operations) for the first nine months of 2018 compared to $4.0 million (4.1% of Net sales from continuing operations) for the first nine months of 2017. The increase in gross profit for the third quarter of 2018 was due to improved pricing coupled with the addition of the Ameron facilities, and the decrease in gross profit for the first nine months of 2018 was due to a combination of a less value-added mix of products and reduced fixed-cost overhead absorption.

Selling, general and administrative expense. Selling, general and administrative expense increased 55.8% to $5.3 million (10.1% of total Net sales from continuing operations) for the third quarter of 2018 compared to $3.4 million (8.8% of total Net sales from continuing operations) for the third quarter of 2017 and increased 15.6% to $12.5 million (10.8% of total Net sales from continuing operations) for the first nine months of 2018 compared to $10.8 million (11.2% of total Net sales from continuing operations) for the first nine months of 2017. The increase for the third quarter of 2018 compared to the third quarter of 2017 was due primarily to $1.9 million in acquisition-related costs. The increase for the first nine months of 2018 compared to the first nine months of 2017 was due primarily to $2.0 million in acquisition-related costs and $0.2 million in higher professional fees offset by $0.7 million in lower incentive compensation related expense.

Gain on sale of property. In August 2018, we sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

Restructuring expense. In March 2018, we announced our plan to close our leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to our Permalok® production facility in St. Louis, Missouri, which was completed during the second quarter of 2018. This eliminated duplicate overhead and increased production flexibility. Also in March 2018, we announced our plan to close our manufacturing facility in Monterrey, Mexico, and we ceased production early in the second quarter of 2018. This allows us to focus on growing our Water Transmission business. We incurred restructuring expense of $0.1 million in the third quarter of 2018 and $1.2 million in the first nine months of 2018, which includes employee severance and termination related restructuring expense of approximately $0 and $0.6 million, respectively, and expense related to demobilization activities of $0.1 million and $0.6 million, respectively. We expect to incur nominal additional restructuring expense related to employee severance and termination which will result in future cash outlays.

In response to adverse market conditions, we sold our Denver, Colorado facility in October 2016. We incurred restructuring expense of $0.9 million in the first nine months of 2017 related to demobilization activities. We completed the demobilization project and vacated the Denver facility in the first quarter of 2017.

Bargain purchase gain. We acquired Ameron in July 2018. The excess of the aggregate fair value of the net assets acquired over the consideration paid has been treated as a gain on bargain purchase. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Ameron assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, we concluded that recording a bargain purchase gain with respect to Ameron was appropriate and required under accounting principles generally accepted in the United States of America. We believe the seller was motivated to complete the transaction as part of an overall repositioning of its business.

Income taxes. The Income tax benefit from continuing operations was $3.5 million in the third quarter of 2018 (an effective income tax rate of 14.2%) compared to approximately $0 in the third quarter of 2017 (an effective income tax rate of 2.5%). The Income tax benefit from continuing operations was $3.8 million in the first nine months of 2018 (an effective income tax rate of 23.5%) compared to $1.6 million in the first nine months of 2017 (an effective income tax rate of 19.7%). The effective income tax rate for the third quarter and first nine months of 2018 was impacted by the nontaxable $21.9 million bargain purchase gain recorded in connection with the acquisition of Ameron, as well as the estimated changes in our valuation allowance and the tax windfall from share-based compensation. The effective income tax rate for the third quarter of 2017 and the first nine months of 2017 was lower than statutory rates primarily because a significant portion of our net operating losses from the period were subject to a valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Loan and Security Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016 (the “Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital and debt service. Information regarding our cash flows for the nine months ended September 30, 2018 and 2017 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2018 Q3 Form 10-Q, and are further discussed below.

As of September 30, 2018, our working capital (current assets minus current liabilities) was $113.1 million compared to $123.8 million as of December 31, 2017. Cash and cash equivalents totaled $1.5 million and $43.6 million as of September 30, 2018 and December 31, 2017, respectively. This decrease is primarily attributable to the cash used in July 2018 for the acquisition of Ameron. There were borrowings of $0.2 million under the Agreement as of September 30, 2018. There were no borrowings under the Agreement as of December 31, 2017.

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

Net cash used in operating activities from continuing operations in the first nine months of 2018 was $7.2 million. Cash used in operating activities was primarily the result of fluctuations in working capital accounts, net of acquired assets and assumed liabilities from the acquisition of Ameron, that included increases in contract assets, net and inventories and decreases in accrued and other liabilities offset by decreases in trade receivables and prepaid expenses and other and increases in accounts payable.

Net cash used in investing activities from continuing operations in the first nine months of 2018 was $34.4 million, due to the acquisition of Ameron for $37.2 million, net of cash acquired and $3.1 million of capital expenditures, which was primarily standard capital replacement, offset by $5.8 million in net proceeds from the sale of property in Houston, Texas. Total capital expenditures in 2018 are expected to be approximately $5.0 million for standard capital replacement.

Net cash used in financing activities from continuing operations in the first nine months of 2018 was $1.3 million, primarily due to the tax withholdings of $1.3 million related to net share settlements of restricted stock awards vested and capital lease payments totaling $0.2 million, offset by borrowings on line of credit of $0.2 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations and amounts available under our revolving credit agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Ameron in July 2018, which was funded by working capital.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2018 Q3 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2017 Form 10-K.

Borrowings on Line of Credit

As of September 30, 2018, we had $0.2 million in outstanding borrowings and $2.0 million of outstanding letters of credit under the Agreement. The Agreement expired on October 25, 2018 and provided for revolving loans and letters of credit in the aggregate of up to the maximum principal amount (the “Commitment”) of $60 million, subject to a borrowing base. We had the ability to increase the Commitment to $100 million, subject to the provisions of the Agreement. Borrowings under the Agreement bore interest at rates related to London Interbank Offered Rate (“LIBOR”) plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement were secured by substantially all of our assets.

On October 25, 2018, upon expiration of the Agreement, we entered into a Credit Agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (the “Revolver Commitment”). We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories and fixed assets, subject to various exclusions, adjustments and sublimits. As of October 25, 2018, we had $6.0 million of outstanding borrowings under the Credit Agreement and additional borrowing capacity of $32.5 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Borrowings under the Credit Agreement bear interest at rates related to the daily three month LIBOR plus 1.5% to 2.0%. The Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement) during any month. Such fee is payable monthly in arrears. The Credit Agreement will expire on October 25, 2023.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Credit Agreement also requires us to regularly provide financial information to Wells Fargo and to maintain a specified fixed charge coverage ratio upon certain triggers.

In connection with the execution and delivery of the Credit Agreement, we and certain of our subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (the “Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets.

Capital Leases

We lease certain equipment used in the manufacturing process. We had a total of $1.4 million in capital lease obligations outstanding as of September 30, 2018. The weighted-average interest rate on all of our capital leases was 4.99%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2018 Q3 Form 10-Q, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) on July 27, 2018. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Ameron from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. We have reported the operating results of Ameron in our condensed consolidated statements of operations and cash flows from the acquisition date through September 30, 2018. As of September 30, 2018, total assets related to Ameron represented approximately 21.0% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of September 30, 2018. Revenues from Ameron comprised approximately 21.2% of our total consolidated revenues for the three months ended September 30, 2018.

Changes in Internal Control over Financial Reporting

As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Ameron. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and it will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for changes in internal controls that we have made related to the integration of Ameron into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2018 Q3 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2018 Q3 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2017 Form 10-K could materially affect our business, financial condition or operating results. The risks described in our 2017 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2018 Q3 Form 10-Q are listed below:

Exhibit Number	Description
2.1

Membership Interest Purchase Agreement dated as of July 27, 2018 by and between Northwest Pipe Company and Ameron International Corporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2018

10.1

Credit Agreement dated October 25, 2018 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and Ameron Water Transmission Group, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

10.2	Guaranty and Security Agreement dated October 25, 2018 among Northwest Pipe Company, Ameron Water Transmission Group, LLC, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2018

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President and Chief Executive Officer
(principal executive officer)

By:	/s/ Robin Gantt

Robin Gantt
Senior Vice President, Chief Financial Officer and Corporate Secretary
(principal financial and accounting officer)