Form 10-K
period 2018-12-31
NORTHWEST PIPE CO
filed 2019-03-15
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Registrant’s telephone number, including area code: 360-397-6250

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $156,324,442 as of June 29, 2018 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the registrant’s common stock as of March 4, 2019 was 9,735,055 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its Proxy Statement for its 2019 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2018 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our Water Transmission business, our ability to effectively integrate acquisitions into our business and operations and achieve significant administrative and operational cost synergies, the impacts of the Tax Cuts and Jobs Act of 2017 (“TCJA”), and other risks discussed in Part I — Item 1A. “Risk Factors” of this 2018 Form 10-K and from time to time in our other Securities and Exchange Commission (“SEC”) filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2018 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2018 Form 10-K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

Overview

Northwest Pipe Company is the largest manufacturer of engineered welded steel pipe water systems in North America. Our manufacturing facilities are strategically positioned to meet North America’s growing needs for water and wastewater infrastructure. Our solution-based products serve a wide range of markets including water transmission, plant piping, tunnels, and river crossings. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments.

As the leader in manufacturing large-diameter, high-pressure, engineered welded steel pipeline systems, our sales have historically been driven by the need for new water infrastructure. In addition to fabricating pipes for water transmission primarily related to drinking water systems, we also make products for hydroelectric power systems, wastewater systems, industrial plant piping systems, and certain structural applications.

With steady population growth and regional community expansion, as well as continued drought conditions, existing water sources have become stressed. Combined with a recognized trend of increased spending on water infrastructure replacement, repair and upgrades, Northwest Pipe Company sees continued opportunities for growth in North American infrastructure.

Recent Strategic Actions

In July 2018, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of $38.1 million. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening our position in the water transmission pipe market, this acquisition expands our bar-wrapped concrete cylinder pipe capabilities and adds reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (“PVC”) lining for concrete pipe sewer applications—to our product portfolio. In connection with the acquisition, we acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

In the second quarter of 2018, we closed our leased Permalok® facility in Salt Lake City, Utah, and moved production to our Permalok® facility in St. Louis, Missouri. This move eliminated redundant overhead and increased production flexibility. In addition, we obtained the capability to manufacture our Permalok® product at our Adelanto, California facility, which increases utilization of existing assets and furthers our access to the West Coast trenchless market.

Production at our manufacturing facility in Monterrey, Mexico ceased early in the second quarter of 2018, and the facility was sold in December 2018.

Our Industry

Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (“EPA”), believe the United States water infrastructure is in critical need of update, repair, or replacement. In its 2015 Drinking Water Infrastructure Needs Survey and Assessment released in March 2018, the EPA estimated the nation will need to spend $473 billion in infrastructure investments by 2034 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (“ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their 2017 Infrastructure Report Card for Drinking Water. In its Failure to Act: Closing the Infrastructure Investment Gap for America’s Economic Future study published in 2016, the ASCE concludes that significant portions of many municipal water systems are 40 to 50 years old and are nearing the end of their useful lives, and estimates there will be $150 billion in capital investment needs for water and wastewater infrastructure by 2025, and $204 billion in capital investment needs by 2040. The American Water Works Association concluded in their 2012 report, Buried No Longer: Confronting America’s Water Infrastructure Challenge, that from 2011 to 2035 more than $1 trillion will be needed to repair and expand drinking water infrastructure.

Within this market, we focus on large-diameter, engineered welded steel pipeline systems utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the total addressable market for the products sold will be approximately $2.1 billion over the next three years.

A combination of new population centers, rising demand on developed water sources, substantial underinvestment in water infrastructure over the past several decades, and increasingly stringent regulatory policies are driving demand for water infrastructure projects in the United States. These trends are intensifying the need for new water infrastructure as well as the need to upgrade, repair, and replace existing water infrastructure. While we believe this offers the potential for increased demand for our water infrastructure products and other products related to water transmission, we also expect that current governmental and public water agency budgetary pressures could impact near-term demand.

According to the United States Census Bureau, the population of the United States will increase by approximately 61 million people between 2019 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. The 2019 Dodge Construction Outlook forecasts public works construction starts will grow by 4% from 2018 levels.

As water systems degrade over time and cause failures, many current water supply sources are in danger of being exhausted. Much of the drinking water infrastructure in major cities was built in the mid-20th century with a lifespan of 75 to 100 years. In its 2017 Infrastructure Report Card for Drinking Water, the ASCE estimates there are 240,000 water main breaks per year in the United States, wasting over two trillion gallons of treated drinking water, which equates to 14% to 18% of each day’s treated water. The ASCE also reports that with utilities averaging a pipe replacement rate of 0.5% per year, it will take an estimated 200 years to replace the system – nearly double the useful life of the pipes. These aging water and wastewater systems will drive demand for future investment.

Finally, the increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness is expected to contribute to demand in the water infrastructure industry.

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The U.S. Senate passed the latest Water Resources Development Act, which was included in the Water Infrastructure Improvements for the Nation Act signed by the President in December 2016. This authorizes new infrastructure projects around the country and contains substantive provisions in regards to drinking water infrastructure. Additionally, the EPA’s Water Infrastructure Finance and Innovation Act (“WIFIA”) program provides approximately $2 billion in credit assistance for water infrastructure projects. In an April 2018 EPA press release, EPA Administrator Scott Pruitt said, “Thanks to the President’s leadership, this WIFIA funding will spark new investments to repair our nation’s crumbling water infrastructure. EPA will play a key role in the President’s infrastructure efforts by incentivizing states, municipalities, and public-private partnerships to protect public health, fix local infrastructure problems, create jobs, and provide clean water to communities.”

In addition to the Federal initiatives, individual states are also taking action. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act (“Proposition 1”). Proposition 1 authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced water treatment technology, water supply management and conveyance, wastewater treatment, drought relief, emergency water supplies, and ecosystem and watershed protection and restoration. The State of Texas has earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (SWIFT). This program provides low-interest and deferred loans to state agencies making approved investments in water infrastructure projects. Our strategically located manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Products

Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inch to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches or wall thicknesses exceeding 1.00 inch. Linings and coating capabilities include cement mortar, polyurethane, epoxies, polyethylene tape, and coal-tar enamel according to our customers’ project specifications. Fabrication of fitting and specials are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

We manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects. In 2018, we added T-Lock® and Arrow-Lock® Sheet Lining Systems to our product line. The PVC sheet material provides protection against hydrogen sulfide gas, acids, alkalis, salt, and other forms of corrosion in precast concrete pipe, concrete structures, and monolithic tunnels. T-Lock® is applied during concrete casting and permanently locks into place as a part of the substrate. Arrow-Lock® can be used in both new and rehabilitation projects. The flexible sheets can be easily shaped over intricate forms, making it ideal for manholes, lift stations, digesters, primary effluent channels, sludge wet wells, primary sedimentation tanks, and headworks. Additionally we manufacture wet-cast reinforced concrete pipe typically used in non-pressure, gravity fed sewer and stormwater applications.

Marketing

Our plant locations in Oregon, Mexico, California, Texas, West Virginia, and Missouri allow us to efficiently serve customers throughout North America. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and products, and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with public water agencies, contractors, and engineering firms, often years in advance of projects being bid. These relationships allow us to identify and evaluate planned projects at early stages, and pursue these projects by offering technical support and resources. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

As such, the primary customers for our water transmission products are installation contractors for projects funded by public water agencies. No customer accounted for 10% or more of total Net sales from continuing operations in 2018 or 2017. One customer accounted for 28% of total Net sales from continuing operations in 2016. We do not believe the potential loss of this customer would have had an adverse effect on our business, due to the nature of the industry and the competition between installation contractors.

Manufacturing

Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxies, cement mortar, coal-tar enamel, and Pritec®. The inside of the pipe cylinders can be lined with cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities. Typically, completed pipe segments are evaluated for structural integrity with a hydrotester. Upon final inspection, the pipe is prepared for shipment. We ship our products to project sites principally by truck.

Technology. Advances in technology help us produce high-quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. We own interlocking pipe joining system technologies (Permalok®) that provide an alternate joint solution used for connecting steel pipes. We also own T-Lock® and Arrow-Lock® Sheet Lining Systems that provide long-term protection against corrosion in concrete for both new and rehabilitation projects. The PVC sheet lining material protects against hydrogen sulfide gas, acids, alkalis, salt, and other forms of corrosion in precast concrete pipe, concrete structures, and monolithic tunnels.

To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects, and vendor trials of new products. Our staff includes some of the most tenured and experienced pipe manufacturing professionals in the nation.

Quality Assurance. We have quality management systems in place that assure we are consistently providing products that meet or exceed customer and applicable regulatory requirements. All of our quality management systems in the United States and Mexico are registered under a multi-site registration either by the International Organization for Standardization (“ISO”) or the Steel Plate Fabricators Association (“SPFA”). In addition to ISO and SPFA qualifications, we are certified for specific products or operations by the American Institute of Steel Construction, American Concrete Pressure Pipe Association, American Petroleum Institute, American Society of Mechanical Engineers, American Society for Nondestructive Testing, American Welding Society, Caltrans, and NSF International. Our Quality Assurance Department is responsible for monitoring and measuring characteristics of product. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis, and finished product final inspection. Product is not released for customer shipment until there is verification that all product requirements have been met.

Product Liability. The manufacturing and use of our products involves a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages including consequential damages. We warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in the amount of $51 million, which we believe to be adequate. Historically, product liability claims against us have not been material. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Backlog

We measure backlog as a key metric to evaluate the commercial health of our business. Backlog represents the balance of remaining performance obligations under signed contracts. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2018 and 2017, backlog was approximately $81 million and $53 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2018 and 2017, backlog including confirmed orders, which is the metric we have traditionally reported, was approximately $252 million and $88 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

Competition

We have several regional competitors. Most water transmission projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us.

With manufacturing facilities in Oregon, Mexico, California, Texas, West Virginia, and Missouri we believe we can more effectively compete throughout North America. Our primary competitors in the western United States and southwestern Canada are Imperial Pipe and West Coast Pipe. East of the Rocky Mountains, our primary competition includes Thompson Pipe Group, AMERICAN SpiralWeld Pipe Company, LLC, and Mid America Pipe Fabricating & Supply, LLC.

No assurance can be given that new or existing competitors will not build new facilities or expand capacity within our market areas. In October 2018, a competitor announced it was building a new spiral-welded steel pipe plant in Texas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

The main raw component in our manufacturing process is steel. We have historically purchased hot rolled and galvanized steel coil from both domestic and foreign steel mills; however, in 2018 all steel purchases were from domestic steel mills. Domestic suppliers include Big River Steel, ArcelorMittal USA LLC, Nucor Corporation, Steel Dynamics, Inc., EVRAZ North America, SSAB, California Steel Industries, Inc., and JDM Steel Service, Inc. Steel is normally purchased after project award. From time to time, we may purchase small quantities of additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions and currency exchange rates.

We also rely on certain suppliers of coating materials, lining materials, and certain custom fabricated items. We have at least two suppliers for most of our raw materials. We believe our relationships with our suppliers are positive and have no indication that we will experience shortages of raw materials or components essential to our production processes or that we will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local, and foreign environmental and occupational safety and health laws and regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water (including stormwater); and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations, or cash flows.

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

Employees

As of January 31, 2019, we had 691 full-time employees; approximately 30% were salaried and approximately 70% were employed on an hourly basis. Approximately 21% of our employees are subject to collective bargaining agreements. We consider our relations with our employees and labor unions to be good.

Geographic Information

We sold principally all of our products in the United States and Canada. As of December 31, 2018, our long-lived assets are located in the United States and Mexico. See Note 6 and Note 16 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K for property and equipment information and revenue by geographic region.

Executive Officers of the Registrant

Information regarding our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2018 Form 10-K and is incorporated herein by reference.

Available Information

Our Internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2018 Form 10-K.

Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2018 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risks Related to Our Business

Our business faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete, ductile iron, PVC, and high density polyethylene (“HDPE”) pipe. Orders in our business are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, the recent increases in capacity have negatively affected our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our manufacturing facilities in Oregon, Mexico, California, Texas, West Virginia, and Missouri allow us to compete throughout North America, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity further within our market areas. In October 2018, a competitor announced it was building a new spiral-welded steel pipe plant in Texas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

Water transmission pipe is manufactured generally from steel, concrete, ductile iron, PVC, or HDPE. Each pipe material has advantages and disadvantages. Steel and concrete are more common materials for larger-diameter water transmission pipelines because ductile iron pipe generally is limited in diameter due to the manufacturing process. The public agencies and engineers who determine the specifications for water transmission projects analyze these pipe materials for suitability for each project. Individual project circumstances normally dictate the preferred material. If we experience cost increases in raw materials, labor, and overhead specific to our industry or the location of our facilities, while competing products or companies do not experience similar changes, we could experience an adverse change in the demand, price, and profitability of our products, which could have a material adverse effect on our business, financial position, results of operations, or cash flows.

A downturn in government spending related to public water transmission projects could adversely affect our business. Our business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs, and replacement, and new water infrastructure spending, which in turn depends on, among other things:

•	the need for new or replacement infrastructure;

•	the priorities placed on various projects by governmental entities;

•	federal, state, and local government spending levels, including budgetary constraints related to capital projects and the ability to obtain financing; and

•	the ability of governmental entities to obtain environmental approvals, right-of-way permits, and other required approvals and permits.

Decreases in the number of, or government funding of, public water transmission projects could adversely affect our business, financial position, results of operations, or cash flows.

We face risks in connection with the integration of Ameron and future potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations, and our ability to achieve desired operational efficiencies. We may also consider other alternatives for our business in order to strategically position our business and continue to compete in our markets, which may include joint ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint venture or a buyer willing to purchase our assets may adversely affect our business, financial position, results of operations, or cash flows.

We acquired Ameron on July 27, 2018. The success of this acquisition depends, in part, on our ability to successfully integrate this business with our current operations and to realize the anticipated benefits, including synergies, from the acquisition on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate Ameron with our current business and to realize the anticipated benefits of this acquisition, including all of the risks identified in the paragraph above. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Tariffs could adversely affect our business. In March 2018, the President signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962. In June 2018, Mexico imposed a 25% tariff on all steel products shipped from the U.S. to Mexico, and in July 2018, Canada imposed a 25% surtax on imports of U.S. steel products. These tariffs cover our primary raw material, hot rolled coil, as well as our finished steel pipe product. We routinely ship steel pipe into Canada. The tariffs may lead to project delays or cancellations while they are in place. In addition, our newly acquired location in San Luis Río Colorado, Mexico (“SLRC”) may also be negatively impacted. Historically, the raw material has been purchased in the U.S. and shipped to Mexico for manufacturing, and the finished product has been shipped from Mexico to the U.S. If we continue this practice, we will have a tariff on the purchased hot rolled coil as well as the finished steel pipe. We may not be able to pass these increased costs to our customers. We may not be able to develop sufficient steel suppliers outside of the U.S. that can supply SLRC at a competitive price. We also may not be able to develop a sufficient market outside of the U.S. for SLRC’s finished products. This may lead us to shut down our SLRC facility, which could have an adverse effect on our business, financial position, results of operations, or cash flows.

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations, changes in ability to obtain adequate project funding, and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with insufficient notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations, or cash flows may be adversely affected by unplanned downtime.

We have a foreign operation which exposes us to the risks of doing business abroad. Our facility in SLRC primarily exports products to the United States. We may operate in additional countries in the future. Any material changes in the quotas, regulations, or duties on imports imposed by the United States government and our agencies, or on exports imposed by these foreign governments and their agencies could adversely affect our foreign operations.

We also sell some of our products internationally. Our foreign activities are also subject to various other risks of doing business in a foreign country, including:

•	currency fluctuations;

•	the imposition of duties, tariffs, and other trade barriers;

•	transportation delays and interruptions;

•	political, social, and economic instability and disruptions;

•	government embargoes or foreign trade restrictions;

•	import and export controls;

•	labor unrest and current and changing regulatory environments;

•	limitations on our ability to enforce legal rights and remedies; and

•	potentially adverse tax consequences.

No assurance can be given that our operations may not be adversely affected in the future. Any of these events could have an adverse effect on our operations in the future by reducing the demand for our products and services, decreasing the prices at which we can sell our products, or increasing costs such that there could be an adverse effect on our business, financial position, results of operations, or cash flows. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations, or any other laws or regulations to which we may be subject, or that any such regulations or laws will not be modified. Any failure by us to comply with any such applicable regulations or laws, or any changes in any such regulations or laws could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our cost for a ton of steel was approximately $818 per ton in 2018, $650 per ton in 2017, and $474 per ton in 2016. In 2018, our monthly average steel purchasing costs ranged from a high of approximately $997 per ton to a low of approximately $685 per ton. This volatility can significantly affect our gross profit.

Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations, or cash flows. In addition, if we are unable to acquire timely steel supplies, we may need to decline bid and order opportunities, which could also have an adverse effect on our business, financial position, results of operations, or cash flows.

The success of our business is affected by general economic conditions, and our business may be adversely affected by an economic slowdown or recession. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, have and could further decrease the demand for our products, affect the price of our products, and adversely impact our business. We have been impacted in the past by the general slowing of the economy, and the economic slowdown has had an adverse impact on our business, financial position, results of operations, or cash flows.

Our backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts, was approximately $81 million as of December 31, 2018. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

Our recognition of revenue over time includes estimates. Revenue from construction contracts is recognized over time as the manufacturing process progresses, and is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel.

Significant judgment is required in estimating total costs and measuring the progress of project completion, as well as whether a loss is expected to be incurred on the contract. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Due to the variability of events affecting our estimates which have a material impact on our contract accounting, actual results could differ from those estimates, which could adversely affect our financial position, results of operations, or cash flows.

Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows. Our manufacturing operations are subject to typical hazards and risks relating to the manufacture of similar products such as:

•	explosions, fires, inclement weather, and natural disasters;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	loss of process control and quality;

•	disruptions to supply;

•	raw materials quality defects;

•	service provider delays or failures;

•	transportation delays or failures;

•	an inability to obtain or maintain required licenses or permits; and

•	environmental hazards such as chemical spills, discharges, or releases of toxic or hazardous substances or gases into the environment or workplace.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. These operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace injury, exposure to hazardous materials, workers’ compensation, and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth. We will continue to actively seek to develop new products and to expand our existing products into new markets, but we cannot assure you that we will be successful in these efforts. If we are unsuccessful in developing and marketing new products, expanding into new markets, or we do not obtain or maintain requisite approvals for our products, the demand for our products could be adversely affected, which could adversely affect our business, financial position, results of operations, or cash flows.

Our quarterly results of operations are subject to significant fluctuation. Our net sales and operating results may fluctuate significantly from quarter to quarter due to a number of factors, including:

•	the commencement, completion, or termination of contracts during any particular quarter;

•	unplanned down time due to project delays or mechanical failure;

•	underutilized capacity or factory productivity;

•	adverse weather conditions;

•	fluctuations in the cost of steel and other raw materials; and

•	competitive pressures.

Results of operations in any period are not indicative of results for any future period, and comparisons between any two periods may not be meaningful.

We are subject to stringent environmental, health, and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits. We are subject to many federal, state, local, and foreign environmental, health, and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge, and disposal of substances and hazardous wastes used or generated in our manufacturing processes. Compliance with these laws and regulations is a significant factor in our business. We have incurred, and expect to continue to incur, significant expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment, or remedial actions.

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

We expect to continue to be subject to increasingly stringent environmental, health, and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental, health, and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising, for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations, or cash flows. We warrant our products to be free of certain defects. We have, from time to time, had claims alleging defects in our products. We cannot assure you that we will not experience material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liabilities exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

We may not be able to recover costs and damages from vendors that supply defective materials. We may receive defective materials from our vendors that are incorporated into our products during the manufacturing process. The cost to repair, remake, or replace defective products could be greater than the amount that can be recovered from the vendor. Such excess costs could have an adverse effect on our business, financial position, results of operations, or cash flows.

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters. As of December 31, 2018, we had approximately 148 employees that were represented by labor unions. Although we believe that our relations with our employees and the labor unions are good, no assurances can be made that we will not experience conflicts with labor unions, other groups representing employees, or our employees in general, especially in the context of any future negotiations with our labor unions. We can also make no assurance that future negotiations with our labor unions will not result in a significant increase in the cost of labor.

Additionally, the employees of some of our customers are unionized. Any strikes, work stoppages, or other labor matters experienced by our customers may impact our ability to work on projects and, as a result, have an adverse effect on our business, financial position, results of operations, or cash flows.

Our information technology systems can be negatively affected by cybersecurity threats. Increased global information technology security requirements, vulnerabilities, threats, and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks, and the confidentiality, availability, and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification, or destruction of proprietary, employee, and other key information and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers, and employees, lead to claims against us, and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels improve, we will have to increase our working capital substantially, as it will take several months for new orders to be translated into cash receipts. In general, borrowings under the Credit Agreement with Wells Fargo Bank, N.A. dated October 25, 2018 (“Credit Agreement”) are limited to the lesser of $60 million or availability under a borrowing base, which is subject to various sublimits and borrowing restrictions as determined under the Credit Agreement. As of December 31, 2018, we had additional borrowing capacity under the Credit Agreement of $38.0 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. We may not have sufficient availability under the Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations and the restrictions under which we operate as a result of our debt agreements could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2018, we had $11.5 million of outstanding borrowings on our line of credit and $1.3 million of capital lease obligations. We could incur additional borrowings on our line of credit in the future to finance increases in working capital, fund capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

Our current and future debt and debt service obligations could:

•	limit our ability to obtain additional financing for working capital or other purposes in the future;

•	reduce the amount of funds available to finance our operations, capital expenditures, and other activities;

•	increase our vulnerability to economic downturns, illiquid capital markets, and adverse industry conditions;

•	limit our flexibility in responding to changing business and economic conditions, including increased competition;

•	place us at a disadvantage when compared to our competitors that have less debt; and

•	with respect to our borrowings that bear interest at variable rates, cause us to be vulnerable to increases in interest rates.

Our ability to make scheduled payments on our current and future debt will depend on our future operating performance and cash flows, which are subject to prevailing economic conditions, prevailing interest rate levels, and other financial, competitive, and business factors, many of which are beyond our control. Our inability to make scheduled payments on our debt or any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In addition, our variable rate indebtedness uses London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

Disruptions in the financial markets and a general economic slowdown could cause us to be unable to obtain financing and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The United States equity and credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. These events may make it less likely that we will be able to obtain additional financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or equity securities.

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

Risks Related to Our Internal Control Over Financial Reporting

Failure to implement internal controls at acquired companies could increase risk of material weaknesses. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Our assessment of and conclusion on the effectiveness of our internal control over financial reporting as of December 31, 2018 did not include the internal controls of Ameron, which was acquired on July 27, 2018. Although our management will continue to review and evaluate the effectiveness of our internal controls in light of this acquisition, we cannot provide any assurances that there will be no significant deficiencies or material weaknesses in our internal control over financial reporting. Any significant deficiencies or material weaknesses in the internal control structure of Ameron may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of the Sarbanes-Oxley Act.

We have identified material weaknesses in internal control in prior years. No material weaknesses were identified as of December 31, 2018, 2017, or 2016. However, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The market price of our common stock could be subject to significant fluctuations. The market price of our common stock has experienced, and may continue to experience, significant volatility. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income, and net sales;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	loss of any member of our senior management team;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructuring;

•	sales of our common stock by shareholders;

•	relatively low trading volume;

•	general market conditions and market expectations for our industry and the financial health of our customers; and

•	domestic and international economic, legal, and regulatory factors unrelated to our performance.

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

•

permit the board of directors to issue preferred stock in one or more series, fix the number of shares constituting any such series, and determine the voting powers and all other rights and preferences of any such series, without any further vote or action by our shareholders.

In addition, we are subject to the Oregon Business Combination Act, which imposes certain restrictions on business combination transactions and may encourage parties interested in acquiring us to negotiate in advance with our board of directors. We also have a shareholder rights plan that acts to discourage any person or group from making a tender offer for, or acquiring, more than 15% of our common stock without the approval of our board of directors. Any of these provisions could discourage potential acquisition proposals, could deter, delay, or prevent a change in control that our shareholders consider favorable, and could depress the market value of our common stock.

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

The following table provides certain information about our operating facilities as of December 31, 2018:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Number and Type of Mills
Portland, Oregon	300,000	25	3 Spiral mills
San Luis Río Colorado, Mexico	273,000	105	2 Spiral mills, 1 Plate roll
Adelanto, California	200,000	100	3 Spiral mills, 1 Plate roll
Saginaw, Texas (2 facilities)	170,000	50	2 Spiral mills
Tracy, California	165,000	87	2 Spiral mills
Parkersburg, West Virginia	145,000	90	2 Spiral mills
St. Louis, Missouri	100,000	20	2 Plate rolls
Brea, California	73,000	5	2 Extruders

As of December 31, 2018, we owned all of our facilities except for one of our Saginaw, Texas facilities, our St. Louis, Missouri facility, and our Brea, California facility, which are leased. Additionally, land adjacent to our Portland, Oregon facility and our Saginaw, Texas facility used for parking and/or pipe storage is leased.

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.”

There were 24 shareholders of record as of March 4, 2019. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. We do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2018 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” of this 2018 Form 10-K.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite index of certain peer companies (“Peer Group”) selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The Peer Group is comprised of Mueller Water Products, Inc., Lindsay Corporation, and Aegion Corporation.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2013	100.00	100.00	100.00
December 31, 2014	79.77	104.89	102.29
December 31, 2015	29.63	100.26	90.96
December 31, 2016	45.60	121.63	121.71
December 31, 2017	50.69	139.44	125.52
December 31, 2018	61.68	124.09	101.65

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2018 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected consolidated financial data and should be read in conjunction with Part II — Item 8. “Financial Statements and Supplementary Data” and Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2018 Form 10-K.

The consolidated financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 are derived from our audited Consolidated Financial Statements included in this 2018 Form 10-K. The consolidated financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 are derived from audited Consolidated Financial Statements which are not included in this 2018 Form 10-K and are adjusted for discontinued operations and adoption of accounting standards required to be applied retrospectively.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$172,149	$132,780	$149,387	$173,160	$238,545
Gross profit	12,096	5,815	64	945	39,770
Income (loss) from continuing operations	20,312	(8,392)	(6,741)	(17,812)	10,439
Loss on discontinued operations	-	(1,771)	(2,522)	(11,576)	(28,326)
Net income (loss)	20,312	(10,163)	(9,263)	(29,388)	(17,887)

Earnings per Common Share:
Basic - Income (loss) from continuing operations	$2.09	$(0.88)	$(0.71)	$(1.86)	$1.10
Loss on discontinued operations	-	(0.18)	(0.26)	(1.21)	(2.98)
Net income (loss) per share	$2.09	$(1.06)	$(0.97)	$(3.07)	$(1.88)

Diluted - Income (loss) from continuing operations	$2.09	$(0.88)	$(0.71)	$(1.86)	$1.09
Loss on discontinued operations	-	(0.18)	(0.26)	(1.21)	(2.95)
Net income (loss) per share assuming dilution	$2.09	$(1.06)	$(0.97)	$(3.07)	$(1.86)

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$271,350	$230,324	$241,555	$259,380	$351,882
Long-term debt and capital lease obligations, less current portion	12,303	737	602	676	45,701
Stockholders' equity	218,590	200,264	209,213	217,560	245,635

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I – Item 1A. “Risk Factors” or in other parts of this 2018 Form 10-K.

Overview

Northwest Pipe Company is the largest manufacturer of engineered welded steel pipe water systems in North America. Our manufacturing facilities are strategically positioned to meet North America’s growing needs for water and wastewater infrastructure. Our solution-based products serve a wide range of markets including water transmission, plant piping, tunnels, and river crossings. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. These pipeline systems are produced from several manufacturing facilities which are located in Portland, Oregon; San Luis Río Colorado, Mexico; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and Brea, California. In the second quarter of 2018, we closed our leased facility in Salt Lake City, Utah and ceased production at our Monterrey, Mexico facility. The Monterrey, Mexico facility was sold in December 2018.

In July 2018, we completed the acquisition of 100% of Ameron for a purchase price of $38.1 million. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening our position in the water transmission pipe market, this acquisition expands our bar-wrapped concrete cylinder pipe capabilities and adds reinforced concrete pipe and T-Lock®—a proprietary PVC lining for concrete pipe sewer applications—to our product portfolio. In connection with the acquisition, we acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to municipal agencies or privately-owned water companies for specific projects. We believe our sales are substantially driven by spending on new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the total range of pipe products, our products tend to fit the larger-diameter, higher-pressure applications.

Our Current Economic Environment

We operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50-year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets along with increased capacity from competition could impact the business. Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs.

In March 2018, the President signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962. In June 2018, Mexico imposed a 25% tariff on all steel products shipped from the U.S. to Mexico, and in July 2018, Canada imposed a 25% surtax on imports of U.S. steel products. These tariffs cover our primary raw material, hot rolled coil, as well as our finished steel pipe product. We routinely ship steel pipe into Canada. The tariffs may lead to project delays or cancellations while they are in place. In addition, our newly acquired location in SLRC may also be negatively impacted. Historically, the raw material has been purchased in the U.S. and shipped to Mexico for manufacturing, and the finished product has been shipped from Mexico to the U.S. If we continue this practice, we will have a tariff on the purchased hot rolled coil as well as the finished steel pipe.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management Estimates

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our Consolidated Financial Statements.

Revenue Recognition

For a majority of contracts, revenue is recognized over time as the manufacturing process progresses because of our right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor, and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel. Significant judgment is required in estimating total costs and measuring the progress of project completion, as well as whether a loss is expected to be incurred on the contract. We use certain assumptions and develop estimates based on a number of factors, including the degree of required product customization, our historical experience, the project plans, and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined.

Provisions for losses on uncompleted contracts are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

We do not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance, and its collectability is probable.

See Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K for discussion regarding the impact of our adoption of new guidance for revenue recognition on January 1, 2018.

Business Combinations

Business combinations are accounted for under the acquisition method which requires identifiable assets acquired and liabilities assumed in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The amount by which the net fair value of assets acquired and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Acquisition-related costs are expensed as incurred.

Accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to allocate purchase price consideration properly. These assumptions and estimates include a market participant’s use of the asset and the appropriate discount rates for a market participant. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase gain.

Inventories

Inventories are stated at the lower of cost and net realizable value. Determining net realizable value of inventories involves judgments and assumptions, including projecting selling prices and cost of sales. To estimate net realizable value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends, and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of all other raw material inventories, as well as work-in-process and supplies, is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are recorded at cost, and are depreciated using either the units of production method or the straight-line method depending on the classification of the asset. Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method. We evaluate historical and projected units of production at each plant to reassess the units of production expected on an annual basis.

We assess impairment of property and equipment whenever changes in circumstances indicate that the carrying values of the asset or asset group(s) may not be recoverable. The recoverable value of a long-lived asset group is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Estimates of future cash flows used in the recoverability test incorporate our own assumptions about the use of the asset group and shall consider all available evidence. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment will not be recoverable, we calculate and record an impairment loss.

Share-based Compensation

We recognize the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, we recognize compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions are ultimately not met.

We estimate the fair value of restricted stock units and performance share awards (“PSAs”) using the value of our stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used. The Monte Carlo simulation model calculates many potential outcomes for an award and estimates fair value based on the most likely outcome.

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized income tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

We record income tax reserves for federal, state, local, and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. We assess our income tax positions and record income tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that an income tax benefit will be sustained, we have recorded the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that an income tax benefit will be sustained, no income tax benefit has been recognized in the Consolidated Financial Statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We estimated our provision for income taxes in accordance with the TCJA and guidance available at the time the legislation was enacted, and finalized our provision for income taxes in accordance with the TCJA during the fourth quarter of 2018, which did not result in material changes from the amount recorded in 2017.

Allowance for Doubtful Accounts

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments or from contract disputes. The amounts of such allowances are based on historical experience and management’s judgment. The extension and revision of credit is determined by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing, or other events. We believe the reported allowances as of December 31, 2018 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales from continuing operations.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales	$172,149	100.0%	$132,780	100.0%	$149,387	100.0%
Cost of sales	160,053	93.0	126,965	95.6	149,323	100.0
Gross profit	12,096	7.0	5,815	4.4	64	0.0
Selling, general, and administrative expense	16,663	9.6	14,143	10.6	16,921	11.3
Gain on sale of facilities	(2,960)	(1.7)	-	0.0	(7,860)	(5.3)
Restructuring expense	1,364	0.8	881	0.7	990	0.7
Operating loss	(2,971)	(1.7)	(9,209)	(6.9)	(9,987)	(6.7)
Bargain purchase gain	20,080	11.6	-	0.0	-	0.0
Other income (expense)	267	0.2	201	0.1	(357)	(0.2)
Interest income	267	0.2	6	0.0	14	0.0
Interest expense	(583)	(0.4)	(490)	(0.3)	(509)	(0.4)
Income (loss) from continuing operations before income taxes	17,060	9.9	(9,492)	(7.1)	(10,839)	(7.3)
Income tax benefit	(3,252)	(1.9)	(1,100)	(0.8)	(4,098)	(2.8)
Income (loss) from continuing operations	20,312	11.8	(8,392)	(6.3)	(6,741)	(4.5)
Discontinued operations:
Loss from operations of discontinued operations	-	0.0	(1,779)	(1.4)	(3,180)	(2.1)
Gain on sale of facility	-	0.0	6	0.0	-	0.0
Income tax benefit	-	0.0	(2)	0.0	(658)	(0.4)
Loss on discontinued operations	-	0.0	(1,771)	(1.4)	(2,522)	(1.7)
Net income (loss)	$20,312	11.8%	$(10,163)	(7.7)%	$(9,263)	(6.2)%

We have one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems, as well as reinforced concrete pipe and protective linings, for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 3 and Note 4 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K for information on our acquisition of Ameron in July 2018 and our discontinued operations, which includes the results of our manufacturing facility in Atchison, Kansas that was sold in December 2017.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net sales. Net sales from continuing operations increased 29.6% to $172.1 million in 2018 from $132.8 million in 2017. The acquired Ameron operations contributed $30.2 million of the increase in net sales in 2018. Excluding the impact of the Ameron acquisition, the increase in net sales in 2018 compared to 2017 of $9.1 million was due to a 6% increase in selling price per ton and a 1% increase in tons produced. The increase in selling price per ton was due to improved market conditions and a change in product mix, combined with higher material costs per ton. Higher material costs generally lead to higher contract values and, therefore, higher net sales as contractors and municipalities are aware of the input costs and market conditions. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased to $12.1 million (7.0% of Net sales from continuing operations) in 2018 from $5.8 million (4.4% of Net sales from continuing operations) in 2017. The increase in gross profit in 2018 was primarily due to improved pricing coupled with the addition of the Ameron facilities.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 17.8% to $16.7 million (9.6% of Net sales from continuing operations) in 2018 from $14.1 million (10.6% of Net sales from continuing operations) in 2017. The increase was due primarily to $2.6 million in acquisition-related costs and $0.7 million in higher professional fees offset by $0.9 million in lower incentive compensation related expense.

Gain on sale of facilities. In December 2018, we sold our Monterrey, Mexico facility for net proceeds of $2.7 million, resulting in a gain of $0.2 million. In August 2018, we sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

Restructuring expense. In March 2018, we announced our plan to close our leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to our Permalok® production facility in St. Louis, Missouri, which was completed during the second quarter of 2018. This eliminated duplicate overhead and increased production flexibility. Also in March 2018, we announced our plan to close our manufacturing facility in Monterrey, Mexico. Production ceased early in the second quarter of 2018, and the facility was sold in December 2018. This allows us to focus on growing our Water Transmission business. We incurred restructuring expense of $1.4 million in 2018, which includes employee severance and termination related restructuring expense of $0.6 million and expense related to demobilization activities of $0.8 million.

Bargain purchase gain. We acquired 100% of Ameron in July 2018. The excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred as the purchase price has been recorded as a bargain purchase gain. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Ameron assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, we concluded that recording a bargain purchase gain with respect to Ameron was appropriate and required under U.S. GAAP. We believe the seller was motivated to complete the transaction as part of an overall repositioning of its business.

Income taxes. The Income tax benefit from continuing operations was $3.3 million in 2018 (an effective income tax benefit rate of 19.1%) compared to $1.1 million in 2017 (an effective income tax benefit rate of 11.6%). The effective income tax rate for 2018 was impacted by the nontaxable $20.1 million bargain purchase gain recorded in connection with the acquisition of Ameron, as well as the estimated changes in our valuation allowance and the tax windfall from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net sales. Net sales from continuing operations decreased 11.1% to $132.8 million in 2017 from $149.4 million in 2016. The decrease in net sales was due to a 45% decrease in tons produced, offset by a 62% increase in selling price per ton. The decrease in tons produced was due to project timing. The increase in selling prices per ton was due to improved market conditions and a change in product mix, combined with a 42% increase in material costs per ton. Higher material costs generally lead to higher contract values and, therefore, higher net sales as contractors and municipalities are aware of the input costs and market conditions. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased to $5.8 million (4.4% of Net sales from continuing operations) in 2017 from $0.1 million (0.0% of Net sales from continuing operations) in 2016. During 2017, we did not pursue projects that did not meet our gross profit goals, which contributed to the lower volumes noted in Net sales above. The increase in gross profit was due to improved pricing as well as this focus on margin over volume.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 16.4% to $14.1 million (10.6% of Net sales from continuing operations) in 2017 from $16.9 million (11.3% of Net sales from continuing operations) in 2016. The decrease was due primarily to $2.4 million in lower wages and benefits due to lower headcount and a $0.8 million decrease in professional fees.

Gain on sale of facilities. In October 2016, we sold our Denver, Colorado facility for net proceeds of $13.9 million, resulting in a gain of $7.9 million.

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

Income taxes. The Income tax benefit from continuing operations was $1.1 million in 2017 (an effective income tax benefit rate of 11.6%) compared to $4.1 million in 2016 (an effective income tax benefit rate of 37.8%). The effective income tax rate for 2017 was lower than statutory rates primarily because a significant portion of our net operating losses from the period are subject to a valuation allowance. In addition, the estimated effective income tax rate for 2017 was affected by the $0.8 million of excess tax deficiencies from share-based compensation, as well as the impact of $0.9 million from the TCJA discussed in Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K. These amounts were slightly offset by the favorable impact of a decrease in unrecognized income tax benefits due to a lapse in the statute of limitations. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. dated October 25, 2018. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the years ended December 31, 2018, 2017, and 2016 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K, and are further discussed below.

As of December 31, 2018, our working capital (current assets minus current liabilities) was $128.0 million compared to $123.8 million as of December 31, 2017. Cash and cash equivalents totaled $6.7 million and $43.6 million as of December 31, 2018 and 2017, respectively. This decrease is primarily attributable to the cash used in July 2018 for the acquisition of Ameron.

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

There were borrowings of $11.5 million under the Credit Agreement as of December 31, 2018. There were no borrowings under the previous revolving credit agreement as of December 31, 2017.

Net Cash Used in Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations in 2018 was $18.4 million. This was primarily the result of fluctuations in working capital accounts, net of acquired assets and assumed liabilities from the acquisition of Ameron, that included increases in contract assets, net and inventories and decreases in accrued and other liabilities offset by decreases in trade and other receivables and prepaid expenses and other assets and increases in accounts payable.

Net cash used in operating activities from continuing operations in 2017 was $5.8 million. This was primarily the result of fluctuations in working capital accounts that included increases in trade and other receivables and decreases in accrued and other liabilities, offset by decreases in inventories and increases in accounts payable.

Net cash used in operating activities from continuing operations in 2016 was $1.8 million. This was primarily the result of our net loss from continuing operations adjusted for noncash charges of $8.8 million for depreciation and capital lease amortization offset by $7.9 million for the gain on sale of facilities and the net positive cash flow effect of a decrease in our working capital accounts, other than cash and cash equivalents. The decreases consisted primarily of the reduction in our inventories and income tax refunds received during the year. These were partially offset by a reduction in accrued liabilities stemming from fewer loss margin job reserves than the prior year.

Net Cash Provided by (Used in) Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations in 2018 was $32.4 million, primarily due to the acquisition of Ameron for $37.2 million, net of cash acquired and $3.8 million of capital expenditures, which was primarily standard capital replacement, offset by $8.5 million in net proceeds from the sale of facilities in Houston, Texas and Monterrey, Mexico. Total capital expenditures in 2019 are expected to be approximately $12.4 million for standard capital replacement.

Net cash used in investing activities from continuing operations in 2017 was $2.7 million. Capital expenditures of $2.9 million in 2017 were primarily standard capital replacement.

Net cash provided by investing activities from continuing operations in 2016 was $11.7 million. This was primarily due to net proceeds of $13.9 million received from the sale of our Denver, Colorado facility. Capital expenditures of $2.3 million in 2016 were primarily standard capital replacement.

Net Cash Provided by (Used in) Financing Activities From Continuing Operations

Net cash provided by financing activities from continuing operations in 2018 was $9.3 million, primarily due to net borrowings on line of credit of $11.5 million, offset by the tax withholdings of $1.3 million related to net share settlements of restricted stock awards vested, capital lease payments totaling $0.4 million, and payment of debt issuance costs of $0.4 million.

Net cash used in financing activities from continuing operations in 2017 was $0.5 million, primarily due to the capital lease payments totaling $0.3 million and the $0.1 million payment of contingent consideration for amounts earned on 2016 revenues of Permalok Corporation.

Net cash used in financing activities from continuing operations in 2016 was $1.5 million, primarily from the payment of contingent consideration for amounts earned on 2015 revenues of Permalok Corporation.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Credit Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and capital and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired 100% of Ameron in July 2018, which was funded by working capital.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2018 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” of this 2018 Form 10-K.

Borrowings on Line of Credit

As of December 31, 2018, we had $11.5 million in outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Agreement. The Credit Agreement expires on October 25, 2023 and provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (“Revolver Commitment”). We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits. As of December 31, 2018, we had additional borrowing capacity of $38.0 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

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

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Credit Agreement also requires us to regularly provide financial information to Wells Fargo and to maintain a specified fixed charge coverage ratio upon certain triggers.

In connection with the execution and delivery of the Credit Agreement, we and certain of our subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (“Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, our obligations under the Credit Agreement are secured by a security interest in substantially all of our and our subsidiaries’ assets.

Contractual Obligations, Commitments, and Off Balance Sheet Arrangements

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2018 (in thousands):

		Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Borrowings on line of credit (1)	$11,464	$-	$-	$11,464	$-
Capital leases	1,255	416	577	262	-
Operating leases	10,251	1,582	2,601	1,721	4,347
Interest payments (2)	118	54	56	8	-
Total obligations (3) (4)	$23,088	$2,052	$3,234	$13,455	$4,347

(1)

Borrowings on line of credit are classified as a long-term liability within the Consolidated Balance Sheet as the Credit Agreement will expire on October 25, 2023, and we expect to extend, renew, or replace our existing line of credit borrowings to the extent required by working capital or other borrowing needs.

(2)	These amounts represent estimated future interest payments related to our capitalized leases.

(3)

Excludes liabilities associated with our pension and our deferred compensation plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2018, liabilities associated with our pension and deferred compensation plan are $1.7 million and $4.7 million, respectively, and are recorded in Other long-term liabilities in the Consolidated Balance Sheets.

(4)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $4.4 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K.

We also have entered into letters of credit that total approximately $1.6 million as of December 31, 2018. The letters of credit relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K.

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

Steel comprises approximately 25% to 30% of project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is awarded.

Interest Rate Risk

Our debt as of December 31, 2018 bears interest at both fixed and variable rates. As of December 31, 2018, $11.5 million of our outstanding debt accrues interest at a variable rate. As of December 31, 2017, we had no debt outstanding accruing interest at a variable rate. Our capital leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our Interest expense in 2018 or 2017.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. As of December 31, 2018, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar and Mexican Peso.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2018, the total notional amount of these foreign currency forward contracts was $1.7 million (CAD$2.3 million), of which we applied hedge accounting to all. As of December 31, 2018, all of our contracts had a remaining maturity of less than twelve months. As of December 31, 2017, the total notional amount of these foreign currency forward contracts was $2.3 million (CAD$2.9 million), of which we applied hedge accounting to $2.1 million (CAD$2.7 million).

A hypothetical 10% change in the Canadian Dollar or Mexican Peso foreign currency exchange rates would not have a material impact on our reported Net income (loss) from continuing operations in 2018 or 2017.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-31 at the end of this 2018 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included in Note 20 of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on their evaluation, as of December 31, 2018, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

As discussed in Note 3 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2018 Form 10-K, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) on July 27, 2018. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Ameron from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Ameron. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Ameron from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. We have reported the operating results of Ameron in our consolidated statements of operations and cash flows from the acquisition date through December 31, 2018. As of December 31, 2018, total assets related to Ameron represented approximately 18.5% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2018. Revenues from Ameron comprised approximately 17.5% of our total consolidated revenues for the year ended December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Ameron into the post-acquisition combined company, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance.

Name	Age as of December 31, 2018	Current Position with Northwest Pipe Company
Scott Montross	54	Director, President and Chief Executive Officer
Robin Gantt	47	Senior Vice President, Chief Financial Officer and Corporate Secretary
William Smith	63	Executive Vice President of Water Transmission Engineered Systems
Aaron Wilkins	44	Vice President of Finance and Corporate Controller
Miles Brittain	55	Vice President of Operations for Water Transmission Engineered Systems

Scott Montross has served as our Director, President and CEO since January 1, 2013. Mr. Montross joined the Company in May 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 24 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for EVRAZ North America's Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of EVRAZ North America from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2007, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

Robin Gantt has served as our Senior Vice President and CFO since January 2011 and Corporate Secretary since June 2015, after joining the Company in July 2010. Ms. Gantt served as the CFO and Treasurer of EVRAZ North America from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became EVRAZ North America after its acquisition by Evraz Group S.A. in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed to Controller in 2005.

William Smith has served as our Executive Vice President of Water Transmission Engineered Systems since September 2018. Prior to that, Mr. Smith served as our Executive Vice President Water Transmission, Executive Vice President Operations, and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 42-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe, and LB Foster.

Aaron Wilkins has served as our Vice President of Finance and Corporate Controller since September 2016. Mr. Wilkins joined the Company in March 2014 as our Corporate Controller. Prior to joining the Company, Mr. Wilkins served two years as CFO of Omega Morgan, an industrial moving and transportation company. Prior to that, Mr. Wilkins served seven years with Oregon Steel Mills, Inc. and then EVRAZ North America holding several finance and accounting positions including Corporate Controller and Assistant Treasurer and Director of Finance of EVRAZ North America’s Flat Products Group.

Miles Brittain has served as our Vice President of Operations for Water Transmission Engineered Systems since September 2018. Mr. Brittain joined the Company in 2013 as our Vice President of Operations, Water Transmission. Prior to joining the Company, Mr. Brittain served in the steel industry for over 28 years, holding key positions including Vice President and General Manager for EVRAZ North America/Claymont Steel, Director of Operations for EVRAZ North America/Oregon Steel Mills, Inc., and Regional Director of Quality Assurance for National Steel Corporation.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 201 NE Park Plaza Drive, Suite 100, Vancouver, WA 98684. None of the material on our website is part of this 2018 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions Nominating and Governance Committee, Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)
Equity compensation plans approved by security holders	63,992	$24.15	537,978
Equity compensation plans not approved by security holders (3)	-	-	-
Total	63,992	$24.15	537,978

(1)	Consists of our 2007 Stock Incentive Plan.

(2)

The weighted-average exercise price set forth in this column is calculated excluding outstanding performance share awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2019 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The Consolidated Financial Statements, together with the report thereon of Moss Adams LLP are included on the pages indicated below.

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

2.2

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
10.1

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.2

Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.3

Executive Employment Agreement dated December 19, 2012 between Northwest Pipe Company and Richard A. Roman, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 20, 2012*

10.4

Amendment to the Northwest Pipe Company 2007 Stock Incentive Plan dated April 12, 2013, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 17, 2013*

10.5

Loan and Security Agreement dated October 26, 2015, among Northwest Pipe Company, Permalok Corporation and Bank of America, N.A., incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 29, 2015

10.6

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.7

Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and each of Robin Gantt, Martin Dana, and Bill Smith dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.8

Amendment Number One to Loan and Security Agreement dated October 19, 2016, by and between Northwest Pipe Company and Permalok Corporation, individually and collectively as borrower, and Bank of America, N.A., as agent and lender, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2016

10.9

Change in Control Agreement between Northwest Pipe Company and Aaron Wilkins dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 2, 2016*

10.10	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2018*

10.11	Credit Agreement dated October 25, 2018 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and Ameron Water Transmission Group, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

10.12	Guaranty and Security Agreement dated October 25, 2018 among Northwest Pipe Company, Ameron Water Transmission Group, LLC, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of Accounting Standards Codification Topic No. 606.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Management’s Report on Internal Control over Financial Reporting, on July 27, 2018, the Company acquired Ameron Water Transmission Group, LLC (“Ameron”). For the purposes of assessing internal control over financial reporting, management excluded Ameron, whose financial statements constitute 18.5% of the Company’s consolidated total assets and 17.5% of consolidated net revenues as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of Ameron.

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

/s/ Moss Adams LLP

Portland, Oregon

March 15, 2019

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Net sales	$172,149	$132,780	$149,387
Cost of sales	160,053	126,965	149,323
Gross profit	12,096	5,815	64
Selling, general, and administrative expense	16,663	14,143	16,921
Gain on sale of facilities	(2,960)	-	(7,860)
Restructuring expense	1,364	881	990
Operating loss	(2,971)	(9,209)	(9,987)
Bargain purchase gain	20,080	-	-
Other income (expense)	267	201	(357)
Interest income	267	6	14
Interest expense	(583)	(490)	(509)
Income (loss) from continuing operations before income taxes	17,060	(9,492)	(10,839)
Income tax benefit	(3,252)	(1,100)	(4,098)
Income (loss) from continuing operations	20,312	(8,392)	(6,741)
Discontinued operations:
Loss from operations of discontinued operations	-	(1,779)	(3,180)
Gain on sale of facility	-	6	-
Income tax benefit	-	(2)	(658)
Loss on discontinued operations	-	(1,771)	(2,522)
Net income (loss)	$20,312	$(10,163)	$(9,263)

Basic income (loss) per share:
Continuing operations	$2.09	$(0.88)	$(0.71)
Discontinued operations	-	(0.18)	(0.26)
Net income (loss) per share	$2.09	$(1.06)	$(0.97)

Diluted income (loss) per share:
Continuing operations	$2.09	$(0.88)	$(0.71)
Discontinued operations	-	(0.18)	(0.26)
Net income (loss) per share	$2.09	$(1.06)	$(0.97)

Shares used in per share calculations:
Basic	9,726	9,613	9,588
Diluted	9,733	9,613	9,588

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2018	2017	2016

Net income (loss)	$20,312	$(10,163)	$(9,263)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	(115)	57	131
Unrealized gain (loss) on cash flow hedges	24	(19)	(76)
Other comprehensive income (loss), net of tax	(91)	38	55
Comprehensive income (loss)	$20,221	$(10,125)	$(9,208)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,677	$43,646
Trade and other receivables, less allowance for doubtful accounts of $660 and $477	34,394	28,990
Contract assets	74,271	44,502
Inventories	39,376	17,055
Prepaid expenses and other	4,795	6,562
Total current assets	159,513	140,755
Property and equipment, net	103,447	78,756
Other assets	8,390	10,813
Total assets	$271,350	$230,324

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,784	$7,521
Accrued liabilities	7,547	6,563
Contract liabilities	3,745	2,599
Current portion of capital lease obligations	416	318
Total current liabilities	31,492	17,001
Borrowings on line of credit	11,464	-
Capital lease obligations, less current portion	839	737
Deferred income taxes	68	941
Other long-term liabilities	8,897	11,381
Total liabilities	52,760	30,060

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,735,055 and 9,619,755 shares issued and outstanding	97	96
Additional paid-in-capital	118,835	119,856
Retained earnings	101,194	81,757
Accumulated other comprehensive loss	(1,536)	(1,445)
Total stockholders’ equity	218,590	200,264
Total liabilities and stockholders’ equity	$271,350	$230,324

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2015	9,564,752	$96	$117,819	$101,183	$(1,538)	$217,560
Net loss	-	-	-	(9,263)	-	(9,263)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $82	-	-	-	-	131	131
Unrealized loss on cash flow hedges, net of tax benefit of $43	-	-	-	-	(76)	(76)
Issuance of common stock under stock compensation plans	36,259	-	(31)	-	-	(31)
Tax deficiency from stock compensation plans	-	-	(909)	-	-	(909)
Share-based compensation expense	-	-	1,801	-	-	1,801
Balances, December 31, 2016	9,601,011	96	118,680	91,920	(1,483)	209,213
Net loss	-	-	-	(10,163)	-	(10,163)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $21	-	-	-	-	57	57
Unrealized loss on cash flow hedges, net of tax benefit of $6	-	-	-	-	(19)	(19)
Issuance of common stock under stock compensation plans	18,744	-	(24)	-	-	(24)
Share-based compensation expense	-	-	1,200	-	-	1,200
Balances, December 31, 2017	9,619,755	96	119,856	81,757	(1,445)	200,264
Cumulative-effect adjustment (Note 2)	-	-	-	(875)	-	(875)
Balances, January 1, 2018	9,619,755	96	119,856	80,882	(1,445)	199,389
Net income	-	-	-	20,312	-	20,312
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $46	-	-	-	-	(115)	(115)
Unrealized gain on cash flow hedges, net of tax expense of $9	-	-	-	-	24	24
Issuance of common stock under stock compensation plans	115,300	1	(1,302)	-	-	(1,301)
Share-based compensation expense	-	-	281	-	-	281
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$20,312	$(10,163)	$(9,263)
Loss on discontinued operations	-	(1,771)	(2,522)
Income (loss) from continuing operations	20,312	(8,392)	(6,741)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Bargain purchase gain	(20,080)	-	-
Depreciation and capital lease amortization	8,767	6,060	8,768
Gain on sale of facilities	(2,960)	-	(7,860)
Amortization of intangible assets	550	495	523
Amortization of debt issuance costs	151	168	166
Provision for doubtful accounts	429	638	289
Deferred income taxes	(3,847)	(341)	(4,750)
(Gain) loss on disposal of property and equipment	222	(51)	19
Share-based compensation expense	281	1,200	1,809
Adjustments to contingent consideration	-	27	(1,657)
Unrealized (gain) loss on foreign currency forward contracts	(137)	90	170
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	2,220	(4,073)	80
Contract assets, net	(17,809)	(278)	447
Inventories	(13,628)	1,543	5,728
Refundable income taxes	(146)	(77)	3,254
Prepaid expenses and other assets	3,056	(138)	(630)
Accounts payable	6,592	2,128	1,048
Accrued and other liabilities	(2,373)	(4,792)	(2,456)
Net cash used in operating activities from continuing operations	(18,400)	(5,793)	(1,793)
Net cash provided by (used in) operating activities from discontinued operations	-	(1,727)	3,312
Net cash provided by (used in) operating activities	(18,400)	(7,520)	1,519
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(37,223)	-	-
Additions to property and equipment	(3,797)	(2,851)	(2,292)
Proceeds from sale of facilities	8,515	-	13,914
Proceeds from sale of property and equipment	141	146	33
Net cash provided by (used in) investing activities from continuing operations	(32,364)	(2,705)	11,655
Net cash provided by investing activities from discontinued operations	4,465	32,505	-
Net cash provided by (used in) investing activities	(27,899)	29,800	11,655

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock and performance share awards	$(1,301)	$(24)	$(31)
Borrowings on line of credit	29,904	-	-
Repayments on line of credit	(18,440)	-	-
Payments of debt issuance costs	(435)	-	-
Payments on capital lease obligations	(398)	(327)	(279)
Payments of contingent consideration	-	(112)	(1,233)
Net cash provided by (used in) financing activities from continuing operations	9,330	(463)	(1,543)
Net cash used in financing activities from discontinued operations	-	-	(111)
Net cash provided by (used in) financing activities	9,330	(463)	(1,654)
Change in cash and cash equivalents	(36,969)	21,817	11,520
Cash and cash equivalents, beginning of period	43,646	21,829	10,309
Cash and cash equivalents, end of period	$6,677	$43,646	$21,829

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$330	$258	$283
Cash paid (received) during the period for income taxes (net of refunds of $1, $213 and $3,427)	$170	$(153)	$(3,322)
Noncash investing and financing activities:
Accrued property and equipment purchases	$336	$184	$59
Capital lease additions	$599	$455	$259
Proceeds from sale of facility placed in escrow	$-	$4,465	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) operates in one business segment, Water Transmission, which produces steel pipeline systems, as well as reinforced concrete pipe and protective linings, primarily for use in drinking water infrastructure and has manufacturing facilities located in Portland, Oregon; San Luis Río Colorado, Mexico; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and Brea, California.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates all of its estimates, including those related to allowance for doubtful accounts, inventories, long-lived assets (including depreciation and amortization), revenue recognition, share-based compensation, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Northwest Pipe Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Business Combinations

Business combinations are accounted for under the acquisition method which requires identifiable assets acquired and liabilities assumed in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The amount by which the net fair value of assets acquired and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Acquisition-related costs are expensed as incurred.

These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill or bargain purchase gain. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a “book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statement of Cash Flows. The Company had no book overdraft as of December 31, 2018 and 2017.

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the Consolidated Balance Sheet net of doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on historical experience and management’s judgment. The Company will write down or write off a receivable account once the account is deemed uncollectible. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

Contract Assets and Liabilities

Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts and were historically presented as costs and estimated earnings in excess of billings on uncompleted contracts. These amounts will be billed based on the terms of the contracts, which include achievement of milestones, partial shipments, or completion of the contracts. Payments terms of amounts billed vary based on the customer, but are typically due within 30 days of invoicing. Contract liabilities represent amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned. These amounts were historically presented as billings in excess of costs and estimated earnings on uncompleted contracts.

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of all other raw material inventories, as well as work-in-process and supplies, is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15 – 30 years); Buildings (20 – 40 years); and Machinery and equipment (3 – 30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term capital leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

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

Intangible Assets

Intangible assets consist primarily of customer relationships and trade names and trademarks recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from eleven months to 15 years. See Note 7, “Intangible Assets” for further discussion of the Company’s intangible asset balances.

Workers Compensation

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2018 and 2017, workers compensation reserves recorded were $2.7 million and $3.7 million, respectively, of which $0.5 million and $0.4 million, respectively, were included in Accrued liabilities and $2.2 million and $3.3 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued liabilities:
Accrued vacation payable	$2,211	$1,886
Accrued sales tax	1,753	550
Accrued property taxes	600	898
Workers compensation reserves	452	422
Provision for losses on uncompleted contracts	85	911
Other	2,446	1,896
Total accrued liabilities	$7,547	$6,563

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

Foreign Currency Transactions

The functional currency of the Company, including its Mexican operations, is the United States dollar. Monetary assets and liabilities are remeasured at current exchange rates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses related to monetary assets and liabilities are remeasured at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities.

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity.

For the years ended December 31, 2018, 2017, and 2016, net foreign currency transaction gains (losses) of $(0.4) million, $(0.2) million, and $0.1 million, respectively, were recognized in earnings.

Revenue Recognition

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

For a majority of contracts, revenue is recognized over time as the manufacturing process progresses because of the Company’s right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). For a small number of contracts, revenue is recognized when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and collectability is reasonably assured. Contract costs include all material, labor, and other direct costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined.

Provisions for losses on uncompleted contracts, included in Accrued liabilities, are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

The Company does not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance, and its collectability is probable.

See Note 16, “Revenue” for further discussion of the Company’s revenue.

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

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of the provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal and state and, to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized income tax benefits or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

The Company records income tax reserves for federal, state, local, and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. The Company assesses income tax positions and records income tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that an income tax benefit will be sustained, the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information has been recorded. For those income tax positions where it is not more-likely-than-not that an income tax benefit will be sustained, no income tax benefit has been recognized in the Consolidated Financial Statements.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and changes in the funded status of the defined benefit pension plans, both net of the related income tax effect. See Note 18, “Accumulated Other Comprehensive Loss” for further discussion of the Company’s accumulated other comprehensive loss.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs, and PSAs, to the extent dilutive. Performance-based performance share awards are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss from continuing operations, all potential shares of common stock are excluded from the computation of diluted net loss per share as the impact would be antidilutive.

Net income (loss) per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016

Income (loss) from continuing operations	$20,312	$(8,392)	$(6,741)
Loss on discontinued operations	-	(1,771)	(2,522)
Net income (loss)	$20,312	$(10,163)	$(9,263)

Basic weighted-average common shares outstanding	9,726	9,613	9,588
Effect of potentially dilutive common shares(1)	7	-	-
Diluted weighted-average common shares outstanding	9,733	9,613	9,588

Income (loss) per basic common share:
Continuing operations	$2.09	$(0.88)	$(0.71)
Discontinued operations	-	(0.18)	(0.26)
Net income (loss) per share	$2.09	$(1.06)	$(0.97)

Income (loss) per diluted common share:
Continuing operations	$2.09	$(0.88)	$(0.71)
Discontinued operations	-	(0.18)	(0.26)
Net income (loss) per share assuming dilution	$2.09	$(1.06)	$(0.97)

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 63,000, for the year ended December 31, 2018, including approximately 39,000 of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of December 31, 2018. The weighted-average number of antidilutive shares not included in the computation of diluted net loss per share was approximately 196,000 and 198,000 for the years ended December 31, 2017 and 2016, respectively.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2018, one customer had a balance in excess of 10% of total accounts receivable. As of December 31, 2017, two customers had a balance in excess of 10% of total accounts receivable. Foreign currency forward contracts are with a high quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Recent Accounting and Reporting Developments

Accounting Changes

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) which replaces most existing revenue recognition guidance in accordance with U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. During 2016 and 2017, the FASB issued several ASUs that clarify the implementation guidance for ASU 2014-09 but do not change the core principle of the guidance.

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

The cumulative effect of adopting Topic 606 was a decrease to Retained earnings due to a change in the timing of revenue recognition on certain costs under the new revenue standard, as well as, to a lesser extent, a change in the costs included in the provisions for losses on uncompleted contracts. Additionally, Costs and estimated earnings in excess of billings on uncompleted contracts and certain amounts of Trade and other receivables, net were reclassified to establish the opening balance of Contract assets and Billings in excess of costs and estimated earnings on uncompleted contracts were reclassified to establish the opening balance of Contract liabilities. The cumulative effect of the changes made to the Company’s Consolidated Balance Sheet as of January 1, 2018 for the adoption of Topic 606 was as follows (in thousands):

	December 31, 2017	Effects of Adoption of Topic 606	January 1, 2018
Consolidated Balance Sheet
Assets:
Trade and other receivables, net	$28,990	$(420)	$28,570
Costs and estimated earnings in excess of billings on uncompleted contracts	44,502	(44,502)	-
Contract assets	-	42,945	42,945

Liabilities:
Accrued liabilities	$6,563	$(783)	$5,780
Billings in excess of costs and estimated earnings on uncompleted contracts	2,599	(2,599)	-
Contract liabilities	-	2,537	2,537
Deferred income taxes	941	(257)	684

Stockholders' equity:
Retained earnings	$81,757	$(875)	$80,882

The impact of Topic 606 on the Company’s Consolidated Statement of Operations and on the Consolidated Balance Sheet was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Consolidated Statement of Operations
Net sales	$172,149	$766	$172,915
Cost of sales	160,053	532	160,585
Operating loss	(2,971)	234	(2,737)
Income tax benefit	(3,252)	1	(3,251)
Net income	20,312	233	20,545

	December 31, 2018
	As Reported	Adjustments	Balance Without Adjustment for Adoption of Topic 606
Consolidated Balance Sheet
Assets:
Trade and other receivables, net	$34,394	$834	$35,228
Costs and estimated earnings in excess of billings on uncompleted contracts	-	76,033	76,033
Contract assets	74,271	(74,271)	-

Liabilities:
Accrued liabilities	$7,547	$1,315	$8,862
Billings in excess of costs and estimated earnings on uncompleted contracts	-	3,660	3,660
Contract liabilities	3,745	(3,745)	-
Deferred income taxes	68	258	326

Stockholders' equity:
Retained earnings	$101,194	$1,108	$102,302

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 makes changes to the accounting for equity investments and financial liabilities accounted for under the fair value option, and changes presentation and disclosure requirements for financial instruments. In February 2018, the FASB issued Accounting Standards Update No. 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which clarifies certain aspects of the guidance issued in ASU 2016-01. The Company adopted this guidance on January 1, 2018 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues, which previous U.S. GAAP did not address, should be categorized as operating, investing, or financing activities in the statement of cash flows. The Company adopted this guidance on January 1, 2018 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 requires that the service cost component of net benefit cost be presented in the same income statement line as other employee compensation costs, while the other components of net benefit cost are to be presented outside income from operations. The Company adopted this guidance on a retrospective basis on January 1, 2018. The non-service cost components of approximately $0 and $0.4 million for the years ended December 31, 2017 and 2016, respectively, were reclassified from Cost of sales to Other income (expense), resulting in a change to Gross profit and Operating loss. There was no impact to Loss from continuing operations or Net loss, so therefore no impact to Net loss per share.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 makes changes to U.S. GAAP, requiring the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. For operating leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. The cost of the lease is then allocated over the lease term generally on a straight-line basis. All cash payments will be classified within operating activities in the statement of cash flows. For financing leases, the lease asset and lease liability will be initially measured at the present value of the lease payments in the balance sheet. Interest on the lease liability will be recognized separately from amortization of the lease asset in the statement of comprehensive income. In the statement of cash flows, repayments of the principal portion of the lease liability will be classified within financing activities, and payments of interest on the lease liability and variable payments will be classified within operating activities. For leases with terms of twelve months or less, a lessee is permitted to make an accounting policy election by asset class not to recognize lease assets and lease liabilities. Lease expense for such leases will be generally recognized straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from previous U.S. GAAP. ASU 2016-02 provides for a transitional adoption, with lessees and lessors required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. During 2018 and 2019, the FASB issued additional ASUs that clarify the implementation guidance for ASU 2016-02 but do not change the core principle of the guidance.

The Company will adopt ASC Topic 842, “Leases,” on January 1, 2019 using the modified retrospective transition method and initially apply the transition provisions at January 1, 2019, which allows it to continue to apply legacy guidance for periods prior to 2019. The Company will elect the package of transition practical expedients, which, among other things, allows it to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. The Company will also make an accounting policy election to apply the short-term lease exception, which allows it to keep leases with an initial term of twelve months or less off the balance sheet. While the Company is continuing to assess all potential impacts of the standard, it expects to recognize right-of-use assets and lease liabilities for operating leases of approximately $8.0 million as of January 1, 2019. The Company does not expect a material impact to its results of operations or cash flows from adoption of Topic 842.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. ASU 2017-12 is effective for the Company beginning January 1, 2019. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”) and requires certain disclosures about stranded tax effects. ASU 2018-02 is effective for the Company beginning January 1, 2019. The Company is currently assessing the impact of ASU 2018-02 on its Consolidated Financial Statements, but does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, “Codification Improvements” (“ASU 2018-09”), which clarifies, corrects errors in or makes minor improvements to the ASC. ASU 2018-09 is effective for the Company beginning January 1, 2019. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning January 1, 2020, with early adoption permitted for the removed and modified disclosures and delayed adoption until the effective date permitted for the additional disclosures. Upon adoption, the removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. The new disclosures include an explanation of significant gains and losses related to changes in benefit obligations. ASU 2018-14 is effective for the Company beginning January 1, 2021, with early adoption permitted, and will be adopted on a retrospective basis. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

3.	BUSINESS COMBINATION:

On July 27, 2018, the Company completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of $38.1 million in cash. The results of Ameron’s operations have been included in the consolidated financial statements since that date. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening the Company’s position in the water transmission pipe market, this acquisition expands the Company's bar-wrapped concrete cylinder pipe capabilities and adds reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications—to the Company’s product portfolio. In connection with the acquisition, the Company acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

The following table summarizes the preliminary purchase consideration and preliminary fair value of the assets acquired and liabilities assumed as of July 27, 2018 (in thousands):

Assets
Cash and cash equivalents	$912
Trade and other receivables	8,887
Contract assets	12,018
Inventories	7,937
Prepaid expenses and other	3,777
Property and equipment	34,827
Other assets	320
Total assets acquired	68,678

Liabilities
Accounts payable	5,520
Accrued liabilities	1,599
Contract liabilities	123
Deferred income taxes	3,221
Total liabilities assumed	10,463

Bargain purchase gain	(20,080)

Total purchase consideration	$38,135

The asset and liability fair value measurements are preliminary, primarily related to income, deferred, and foreign taxes, and are subject to change as additional information is obtained and certain tax returns are finalized. As a result of additional information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the fourth quarter of 2018, which resulted in a net decrease of the bargain purchase gain of $1.8 million. The adjustments primarily included reclassifications between balance sheet categories and a $2.0 million reduction in inventories. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred as the purchase price has been recorded as a bargain purchase gain. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Ameron assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to Ameron was appropriate and required under U.S. GAAP. The Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business.

The Company incurred acquisition-related costs during the year ended December 31, 2018 of $2.6 million. These costs are included in Selling, general, and administrative expense in the Consolidated Statements Operations.

Ameron operations contributed net sales of $30.2 million to the Company’s continuing operations for the period from July 27, 2018 to December 31, 2018. It is impracticable to determine the effect on net income as a substantial portion of Ameron has been integrated into the Company’s ongoing operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Ameron had occurred on January 1, 2017 (in thousands):

	Year Ended December 31,
	2018	2017

Net sales	$200,513	$186,377
Net loss from continuing operations	(15,102)	(10,611)

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had occurred on January 1, 2017. Moreover, this information is not indicative of what the Company’s future operating results will be. The information for 2017 and 2018 prior to the acquisition is included based on prior accounting records maintained by Ameron. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Ameron to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1, 2017, and the consequential tax effects. Aside from revising the 2018 net income for the effect of the bargain purchase gain, there were no material, non-recurring adjustments to this unaudited pro forma information.

4.	DISCONTINUED OPERATIONS:

On December 26, 2017, the Company completed the sale of substantially all of the assets associated with the Company’s manufacturing facility in Atchison, Kansas (“Atchison facility”), including all of the real and tangible personal property located at the site of that manufacturing facility. Total consideration of $37.2 million in cash was paid by the buyer, resulting in a nominal gain recognized on the sale. Of the proceeds received, $0.8 million was placed in escrow until it was released in February 2018 and $3.7 million was placed in escrow until it was released in December 2018.

In accordance with applicable accounting guidance, the financial results of the Atchison facility are presented as discontinued operations in the Consolidated Statements of Operations. Cash flows from the Company’s discontinued operations are presented separately in the Consolidated Statements of Cash Flows. As the Atchison facility was the remaining Tubular Products business, the Company now operates in only one business segment, Water Transmission.

The following table presents the operating results for the Company’s discontinued operations prior to the sale (in thousands):

	Year Ended December 31,
	2017	2016

Net sales	$12	$6,869
Cost of sales	1,792	9,777
Gross loss	(1,780)	(2,908)
Selling, general, and administrative expense	(1)	257
Gain on sale of facility	(6)	-
Operating loss	(1,773)	(3,165)
Other expense	-	(1)
Interest expense	-	(14)
Loss before income taxes	(1,773)	(3,180)
Income tax benefit	(2)	(658)
Net loss	$(1,771)	$(2,522)

5.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Current inventories:
Raw materials	$34,426	$13,700
Work-in-process	2,368	1,268
Finished goods	1,075	464
Supplies	1,507	1,623
Total current inventories	39,376	17,055

Noncurrent inventories:
Finished goods	65	820
Total inventories	$39,441	$17,875

Noncurrent inventories are recorded in Other assets.

6.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017

Land and improvements	$22,940	$20,185
Buildings	40,477	30,301
Machinery and equipment	112,884	100,438
Equipment under capital lease	1,683	1,171
	177,984	152,095
Less accumulated depreciation and amortization	(76,861)	(74,311)
	101,123	77,784
Construction in progress	2,324	972
Property and equipment, net	$103,447	$78,756

Accumulated amortization associated with equipment under capital lease was $0.9 million and $0.5 million as of December 31, 2018 and 2017, respectively.

All property and equipment is located in the United States, except for $21.6 million and $3.8 million of property and equipment which is located in Mexico as of December 31, 2018 and 2017, respectively.

In December 2018, the Company sold its Monterrey, Mexico facility for net proceeds of $2.7 million, resulting in a gain of $0.2 million. In August 2018, the Company sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

In October 2016, the Company sold its Denver, Colorado facility for net proceeds of $13.9 million, resulting in a gain of $7.9 million. Under the terms of the sale, the Company leased the property through March 1, 2017, in order to conclude production at the facility, complete final shipments and transfer certain equipment assets to other Company facilities.

7.	INTANGIBLE ASSETS:

Intangible assets, included in Other assets on the Consolidated Balance Sheets, consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2018
Customer relationships	$1,378	$(689)	$689
Trade names and trademarks	1,132	(377)	755
Backlog (1)	200	(91)	109
Total	$2,710	$(1,157)	$1,553

As of December 31, 2017
Customer relationships	$1,378	$(551)	$827
Patents	1,162	(929)	233
Trade names and trademarks	1,132	(302)	830
Other (2)	176	(163)	13
Total	$3,848	$(1,945)	$1,903

(1) Backlog, included in the July 2018 acquisition of Ameron, has a weighted-average amortization period of eleven months.

(2) Other intangibles consist of favorable lease contracts and non-compete agreements.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2019	$322
2020	213
2021	213
2022	213
2023	213
Thereafter	379
$1,553

8.	LINE OF CREDIT:

The Company entered into a Credit Agreement with Wells Fargo Bank, N.A. (“Credit Agreement”) on October 25, 2018, upon expiration of the Loan and Security Agreement with Bank of America, N.A. dated October 26, 2015, as amended on October 19, 2016 (“Agreement”). The Credit Agreement provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (“Revolver Commitment”). The Company has the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits. The Credit Agreement will expire on October 25, 2023.

As of December 31, 2018, the Company had $11.5 million of outstanding borrowings under the Credit Agreement and additional borrowing capacity of $38.0 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. Borrowings under the Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate (“LIBOR”) plus 1.5% to 2.0%. As of December 31, 2018, the weighted-average interest rate for outstanding borrowings was 4.56%. The Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement) during any month. Such fee is payable monthly in arrears.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Credit Agreement also requires the Company to regularly provide financial information to Wells Fargo and to maintain a specified fixed charge coverage ratio upon certain triggers.

In connection with the execution and delivery of the Credit Agreement, the Company and certain of its subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (“Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets.

The Agreement, which expired on October 25, 2018, provided for revolving loans and letters of credit in the aggregate of up to the maximum principal amount (the “Commitment”) of $60 million, subject to a borrowing base. The Company had the ability to increase the Commitment to $100 million, subject to the provisions of the Agreement. Borrowings under the Agreement bore interest at rates related to LIBOR plus 1.75% to 2.25%, or at Bank of America’s prime rate plus 0.75% to 1.25%. Borrowings under the Agreement were secured by substantially all of the Company’s assets. As of December 31, 2017, there were no outstanding borrowings.

Interest expense from continuing operations from line of credit borrowings and capital leases for the years ended December 31, 2018, 2017, and 2016 was $0.6 million, $0.5 million, and $0.5 million, respectively. A nominal amount of interest was capitalized in 2018 and 2017, and no interest was capitalized in 2016.

9.	LEASES:

Capital Leases

The Company leases certain equipment used in the manufacturing process. The Company had a total of $1.3 million in capital lease obligations outstanding as of December 31, 2018. The weighted-average interest rate on all of the Company’s capital leases was 5.01%. The future minimum payments under the Company’s capital leases as of December 31, 2018 are as follows (in thousands):

2019	$470
2020	375
2021	258
2022	237
2023	33
Total minimum lease payments	1,373
Amount representing interest	(118)
Present value of minimum lease payments	1,255
Current portion of capital lease obligations	416
Capital lease obligations, less current portion	$839

Operating Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Total rental expense from continuing operations for the years ended December 31, 2018, 2017, and 2016 was $2.7 million, $3.0 million, and $3.0 million, respectively. Certain of the Company’s operating lease agreements include renewals and/or purchase options set to expire at various dates. The future minimum payments for operating leases with initial or remaining terms in excess of one year as of December 31, 2018 are as follows (in thousands):

2019	$1,582
2020	1,456
2021	1,145
2022	959
2023	762
Thereafter	4,347
$10,251

10.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2018	Total	Level 1	Level 2	Level 3
Financial assets:
Deferred compensation plan	$4,719	$3,925	$794	$-
Foreign currency forward contracts	101	-	101	-
Total financial assets	$4,820	$3,925	$895	$-

As of December 31, 2017
Financial assets:
Deferred compensation plan	$6,244	$5,251	$993	$-

Financial liabilities:
Foreign currency forward contracts	$(60)	$-	$(60)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Consolidated Statements of Comprehensive Income (Loss). If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of December 31, 2018 and 2017, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $1.7 million (CAD$2.3 million) and $2.1 million (CAD$2.7 million), respectively. Foreign currency forward contract assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Consolidated Balance Sheets.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of December 31, 2018.

As of December 31, 2018, all foreign currency forward contracts were designated as cash flow hedges. As of December 31, 2017, the total notional amount of the foreign currency forward contracts not designated as cash flow hedges was $0.2 million (CAD$0.2 million). For the years ended December 31, 2018, 2017, and 2016, gains recognized in Net sales from continuing operations from foreign currency forward contracts not designated as hedging instruments were approximately $0.2 million, $0, and $0, respectively. As of December 31, 2018, unrealized pretax gains on outstanding foreign currency forward contract in Accumulated other comprehensive loss was approximately $0. Typically, outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 18, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract gains and losses.

12.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 6% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers 23 investment options.

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

As of December 31, 2018 and 2017, the Company had recorded, in accordance with the actuarial valuations, an accrued pension liability of $1.7 million in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.6 million and $1.4 million, respectively, in Accumulated other comprehensive loss. Additionally, as of December 31, 2018 and 2017, the projected and accumulated benefit obligation was $6.1 million and $6.6 million, respectively, and the fair value of plan assets was $4.4 million and $4.9 million, respectively.

The net periodic benefit cost for the years ended December 31, 2018, 2017, and 2016 was approximately $0, $0, and $0.4 million, respectively. The weighted-average discount rates used to measure the projected benefit obligation were 3.98% and 3.36% as of December 31, 2018 and 2017, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.5% as of December 31, 2018 and 2017.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. The deferred compensation plan generally matched up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. As of December 31, 2018 and 2017, deferred compensation plan balances of $4.7 million and $6.2 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2018, 2017, and 2016 was $0.9 million, $0.9 million, and $1.4 million, respectively.

13.	SHARE-BASED COMPENSATION:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, RSUs, and PSAs. In addition, the Company had one inactive stock option plan, the 1995 Stock Option Plan for Nonemployee Directors, under which remaining previously granted options expired unexercised during the year ended December 31, 2017. The plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. The plans also provide for other equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest according to the terms of the grant and may have performance- and/or market-based payout conditions.

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2018	2017	2016

Cost of sales	$12	$292	$422
Selling, general, and administrative expense	269	908	1,387
Loss from operations of discontinued operations	-	-	(8)
Total	$281	$1,200	$1,801

There were 537,978 shares of common stock available for future issuance under the Company’s stock compensation plan as of December 31, 2018.

Stock Options Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2017	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, December 31, 2018	24,000	24.15
Exercisable, December 31, 2018	24,000	24.15	1.24	$-

There were no options granted or exercised during the years ended December 31, 2018, 2017, or 2016.

Restricted Stock Units and Performance Share Awards

The Company estimates the fair value of RSUs and PSAs using the value of the Company’s stock on the date of grant, with the exception of market-based PSAs, for which a Monte Carlo simulation model is used.

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs as of December 31, 2017	169,583	$9.50
PSAs granted	43,077	19.97
Unvested PSAs canceled	(3,085)	19.97
RSUs vested	(169,583)	9.50
Unvested PSAs as of December 31, 2018	39,992	19.97

(1)	The number of shares disclosed in this table are at the target level of 100%.

The unvested balance of PSAs as of December 31, 2018 is comprised of performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%. As of December 31, 2018, the Company has determined that the likelihood of achieving the specified performance-based conditions in the PSAs is remote; therefore, the unrecognized compensation expense with respect to these performance-based PSAs as of December 31, 2018 was $0.

The weighted-average grant date fair value of PSAs granted during the year ended December 31, 2018 was $19.97, as shown in the table above. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2016 was $9.50. There were no RSUs granted during the years ended December 31, 2018 or 2017 and no PSAs granted during the years ended December 31, 2017 or 2016. The total fair value of RSUs and PSAs vested during the years ended December 31, 2018, 2017, and 2016 was $1.6 million, $0.1 million, and $0.1 million, respectively.

Stock Awards

For the years ended December 31, 2018, 2017, and 2016, stock awards of 11,172 shares, 14,944 shares, and 27,640 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $21.48 in 2018, $14.72 in 2017, and $9.95 in 2016.

14.	SHAREHOLDER RIGHTS PLAN:

In June 1999, the Board of Directors adopted a Shareholder Rights Plan (“Plan”) designed to ensure fair and equal treatment for all shareholders in the event of a proposed acquisition of the Company by enhancing the ability of the Board of Directors to negotiate more effectively with a prospective acquirer, and reserved 150,000 shares of Series A Junior Participating Preferred Stock (“Preferred Stock”) for purposes of the Plan. In connection with the adoption of the Plan, the Board of Directors declared a dividend distribution of one non-detachable preferred stock purchase right (“Right”) per share of common stock, payable to shareholders of record on July 9, 1999. Each Right represents the right to purchase one one-hundredth of a share of Preferred Stock at a price of $83.00, subject to adjustment. The Rights will be exercisable only if a person or group acquires, or commences a tender offer to acquire, 15% or more of the Company’s outstanding shares of common stock. Subject to the terms of the Plan and upon the occurrence of certain events, each Right would entitle the holder to purchase common stock of the Company, or of an acquiring company in certain circumstances, having a market value equal to two times the exercise price of the Right. The Company may redeem the Rights at a price of $0.01 per Right under certain circumstances.

On June 18, 2009, the Company and Computershare (“Rights Agent”) entered into an Amended and Restated Rights Agreement (“Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement amended and restated the Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. (predecessor to the Rights Agent). The Amended and Restated Rights Agreement extended the final expiration date of the Rights from June 28, 2009 to June 28, 2019. The Amended and Restated Rights Agreement also reflected certain changes in the rights and obligations of the Rights Agent and certain changes in procedural requirements under the Amended and Restated Rights Agreement.

15.	COMMITMENTS AND CONTINGENCIES:

Portland Harbor Superfund Site

In December 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The EPA finalized the remedial investigation report in February 2016, and the feasibility study in June 2016, which identified multiple remedial alternatives. In January 2017, the EPA issued its Record of Decision selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion and 13 years to complete. The EPA has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 potentially responsible parties. Because of the large number of potentially responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Consolidated Financial Statements has been recorded as of the date of this filing.

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Voluntary Agreement”) with the ODEQ, and has performed remedial investigation work required under the Voluntary Agreement. In 2016, the EPA and the ODEQ requested additional groundwater sampling. The results of this sampling, which is ongoing, have been generally consistent with previous sampling and modeling work. The Company anticipates it will file a final Remedial Investigation/Source Control Evaluation report with the ODEQ and the EPA in 2019; and based on discussions with the ODEQ and the EPA, the Company believes the selected remedy will be Monitored Natural Attenuation.

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies, and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA. It is uncertain whether the Company will enter into an early settlement for natural resource damages or what costs it may incur in any such early settlement.

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

All Sites

The Company operates its facilities under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. The Company’s operations are also governed by many other laws and regulations, including those relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations there under which, among other requirements, establish noise and dust standards. The Company believes it is in material compliance with its permits and licenses and these laws and regulations, and the Company does not believe that future compliance with such laws and regulations will have a material adverse effect on its financial position, results of operations, or cash flows.

Other Contingencies and Legal Proceedings

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. To the extent that insurance does not cover legal, defense, and indemnification costs associated with a loss contingency, the Company records accruals when such losses are considered probable and reasonably estimable. The Company believes that it is not presently a party to litigation, the outcome of which would have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of December 31, 2018. The letters of credit relate to workers’ compensation insurance.

16.	REVENUE:

Net sales from continuing operations by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net sales from continuing operations by geographic region:
United States	$161,415	$122,179	$137,411
Canada	10,734	10,601	11,976
Total	$172,149	$132,780	$149,387

No customer accounted for 10% or more of total Net sales from continuing operations for the years ended December 31, 2018 or 2017. One customer accounted for 28% of total Net sales from continuing operations for the year ended December 31, 2016.

Revisions in contract estimates resulted in an increase (decrease) in revenue of $(0.2) million, $(0.2) million, and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Contract Assets and Liabilities

The difference between the opening and closing balances of the Company’s Contract assets and Contract liabilities primarily results from the timing difference between the Company’s performance and billings, and an increase due to the acquisition of Ameron of $12.0 million of Contract assets and $0.1 million of Contract liabilities. The changes in the Contract assets and Contract liabilities balances during the years ended December 31, 2018, 2017, and 2016 were not materially affected by any other factors.

Revenue recognized that was included in the Contract liabilities balance at the beginning of each period was $2.6 million, $1.9 million, and $0.5 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of December 31, 2018, backlog was approximately $81.3 million. The Company expects to recognize approximately 83% of the remaining performance obligations in 2019, 13% in 2020, and the balance thereafter.

17.	INCOME TAXES:

The United States and foreign components of Income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

United States	$16,207	$(9,634)	$(10,959)
Foreign	853	142	120
Total	$17,060	$(9,492)	$(10,839)

The components of Income tax benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

Current:
Federal	$(117)	$(466)	$(844)
State	99	49	(102)
Foreign	395	12	104
Total current income tax expense (benefit)	377	(405)	(842)
Deferred:
Federal	(2,954)	(766)	(2,883)
State	(807)	71	(373)
Foreign	132	-	-
Total deferred income tax benefit	(3,629)	(695)	(3,256)
	$(3,252)	$(1,100)	$(4,098)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the TCJA, the Company recorded $0.9 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $0.6 million related to the remeasurement of certain deferred income tax assets and liabilities and $0.2 million related to the transition tax. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis based on legislative updates relating to the TCJA currently available, which did not result in material changes from the amount recorded in 2017.

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016

Income tax expense (benefit) at federal statutory rate	$3,583	$(3,322)	$(3,755)
State benefit, net of federal income tax effect	(218)	(472)	(286)
Federal and state income tax credits	(7)	36	(154)
Change in valuation allowance	(2,618)	1,570	585
Tax windfall on share-based compensation	(369)	-	-
Excess income tax shortfall on share-based compensation	-	765	-
Bargain purchase gain	(4,228)	-	-
Effect of Tax Cuts and Jobs Act of 2017	-	874	-
Uncertain income tax positions	-	(562)	(4)
Nondeductible expenses	427	63	63
Foreign rate differential	77	-	-
Nontaxable adjustment to contingent consideration	-	-	(580)
Other	101	(52)	33
Income tax benefit	$(3,252)	$(1,100)	$(4,098)
Effective income tax rate	(19.1)%	(11.6)%	(37.8)%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2018	2017

Deferred income tax assets:
Contract assets, net	$425	$-
Accrued employee benefits	2,157	2,806
Inventories	347	296
Trade receivable, net	1,040	105
Net operating loss carryforwards	12,867	9,850
Tax credit carryforwards	5,181	5,478
Other assets	-	1,201
Other	226	81
	22,243	19,817
Valuation allowance	(9,433)	(10,413)
	12,810	9,404
Deferred income tax liabilities:
Contract assets, net	-	(110)
Property and equipment	(11,984)	(9,524)
Intangible assets	(310)	(433)
Prepaid expenses	(470)	(278)
	(12,764)	(10,345)

Net deferred income tax assets (liabilities)	$46	$(941)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$114	$-
Deferred income taxes	(68)	(941)
Net deferred income tax assets (liabilities)	$46	$(941)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses, management did not consider projections of future taxable income as persuasive evidence for the recoverability of its deferred income tax assets. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2018, net of any valuation allowance.

As of December 31, 2018, the Company had approximately $45.4 million of federal net operating loss carryforwards, $36.3 million of which expire on various dates between 2035 and 2036 and $9.1 million of which are indefinite lived, and $2.9 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2038. As of December 31, 2018, the Company also had approximately $56.7 million of state net operating loss carryforwards, which expire on various dates between 2019 and 2037, and state income tax credit carryforwards of $4.2 million, which begin to expire in 2019. As of December 31, 2018, the Company also had approximately $1.6 million of foreign net operating loss carryforwards, which expire on various dates between 2023 and 2028.

During the year ended December 31, 2016, the Company determined that it no longer considers the earnings of its Mexican subsidiary to be indefinitely reinvested outside the United States. This change was made to allow the Company to more efficiently manage its cash balances and working capital. The change did not have a significant effect on the Company’s income taxes.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2014.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016

Unrecognized income tax benefits, beginning of year	$4,116	$4,874	$4,874
Decreases for lapse in statute of limitations	-	(520)	-
Decreases for positions taken in prior years	-	(238)	-
Increases for positions taken in the current year	234	-	-
Unrecognized income tax benefits, end of year	$4,350	$4,116	$4,874

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit from continuing operations. As of December 31, 2018 and 2017, the Company had no accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2018, 2017, or 2016.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2018	2017
Pension liability adjustment, net of income tax benefit of $911 and $866	$(1,551)	$(1,436)
Unrealized gain (loss) on cash flow hedges, net of income tax expense (benefit) of $8 and $(1)	15	(9)
Total	$(1,536)	$(1,445)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Balance, December 31, 2017	$(1,436)	$(9)	$(1,445)

Other comprehensive income (loss) before reclassifications	(66)	36	(30)
Amounts reclassified from Accumulated other comprehensive loss	(49)	(12)	(61)
Net current period adjustments to Other comprehensive income (loss)	(115)	24	(91)

Balance, December 31, 2018	$(1,551)	$15	$(1,536)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the
Details about Accumulated Other	Year Ended December 31,			Consolidated Statements
Comprehensive Loss Components	2018	2017	2016	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(11)	$(11)	$(11)	Cost of sales
Non-service cost	52	8	(381)	Other income (expense)
Associated income tax benefit	8	-	136	Income tax benefit
	49	(3)	(256)	Net of tax
Unrealized gain on cash flow hedges:
Gain on cash flow hedges	13	5	45	Net sales
Associated income tax expense	(1)	(2)	(17)	Income tax benefit
	12	3	28	Net of tax
Total reclassifications for the period	$61	$-	$(228)

19.	RESTRUCTURING:

In March 2018, the Company announced its plan to close its leased Permalok® manufacturing facility in Salt Lake City, Utah and move the production to the Permalok® production facility in St. Louis, Missouri, which was completed during the second quarter of 2018. Also in March 2018, the Company announced its plan to close its manufacturing facility in Monterrey, Mexico. Production ceased early in the second quarter of 2018, and the facility was sold in December 2018. The Company incurred restructuring expense of $1.4 million during the year ended December 31, 2018, which includes employee severance and termination related restructuring expense of $0.6 million and expense related to demobilization activities of $0.8 million.

In October 2016, the Company sold its Denver, Colorado facility and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments, and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expenses of $0.9 million and $1.0 million during the years ended December 31, 2017 and 2016, respectively, which includes employee severance and termination related restructuring expenses of $0 and $0.5 million, respectively and expense related to demobilization activities of $0.9 million and $0.5 million, respectively. The Company completed the demobilization project and vacated the facility in the first quarter of 2017.

20.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data, adjusted for discontinued operations and adoption of ASU 2017-07, is as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2018
Net sales	$33,365	$28,785	$52,455	$57,544	$172,149
Gross profit (loss)	1,348	(1,238)	5,203	6,783	12,096
Operating income (loss) (1)	(2,342)	(5,827)	2,497	2,701	(2,971)
Net income (loss) (2)	(1,951)	(5,686)	27,801	148	20,312

Income (loss) per share:
Basic	$(0.20)	$(0.59)	$2.86	$0.02	$2.09

Diluted	$(0.20)	$(0.59)	$2.86	$0.02	$2.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2017
Net sales	$29,657	$28,692	$38,804	$35,627	$132,780
Gross profit (3)	1,243	746	1,993	1,833	5,815
Operating loss	(3,478)	(2,826)	(1,430)	(1,475)	(9,209)
Loss from continuing operations	(3,542)	(1,421)	(1,587)	(1,842)	(8,392)
Loss on discontinued operations	(326)	(647)	(482)	(316)	(1,771)
Net loss	(3,868)	(2,068)	(2,069)	(2,158)	(10,163)

Basic and diluted loss per share:
Continuing operations	$(0.37)	$(0.15)	$(0.16)	$(0.20)	$(0.88)
Discontinued operations	(0.03)	(0.07)	(0.05)	(0.03)	(0.18)
Net loss per share	$(0.40)	$(0.22)	$(0.21)	$(0.23)	$(1.06)

(1)

Operating income for the third quarter of 2018 includes a gain on sale of facility of $2.8 million for the sale of property in Houston, Texas. Operating income for the fourth quarter of 2018 includes a gain on sale of facility of $0.2 million for the sale of the Monterrey, Mexico facility.

(2)

Net income for the third quarter of 2018 includes a preliminary bargain purchase gain of $21.9 million. Net income for the fourth quarter of 2018 includes a measurement period adjustment of $1.8 million to decrease the bargain purchase gain.

(3)	Gross profit for the fourth quarter of 2017 includes a charge of $1.2 million to cost of sales as a result of a change in estimate to workers compensation reserves.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period		Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2018:
Allowance for doubtful accounts	$477		$449	$(266)	$660
Valuation allowance for deferred income tax assets	10,413		1,785	(2,765)	9,433

Year Ended December 31, 2017:
Allowance for doubtful accounts	$515		$637	$(675)	$477
Valuation allowance for deferred income tax assets	8,217		2,196	-	10,413

Year Ended December 31, 2016:
Allowance for doubtful accounts	$751	(1)	$295	$(531)	$515
Valuation allowance for deferred income tax assets	7,057		1,160	-	8,217

(1) Includes amounts that were classified as held for sale.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2019.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 15th day of March 2019.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President and Chief Executive Officer
Scott Montross	(principal executive officer)

/S/ ROBIN GANTT	Senior Vice President, Chief Financial Officer and Corporate Secretary
Robin Gantt	(principal financial and accounting officer)

/S/ MICHELLE APPLEBAUM	Director
Michelle Applebaum

/S/ HARRY L. DEMOREST	Director
Harry L. Demorest

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ KEITH R. LARSON	Director
Keith R. Larson