Form 10-Q
period 2019-03-31
NORTHWEST PIPE CO
filed 2019-05-10
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NWPX	Nasdaq Global Select Market
Preferred Stock Purchase Rights	n/a	Nasdaq Global Select Market

The number of shares outstanding of the registrant’s common stock as of May 1, 2019 was 9,735,055 shares.

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Net sales	$62,643	$33,365
Cost of sales	56,072	32,017
Gross profit	6,571	1,348
Selling, general, and administrative expense	4,247	3,385
Restructuring expense	-	305
Operating income (loss)	2,324	(2,342)
Other income	159	170
Interest income	4	77
Interest expense	(131)	(128)
Income (loss) before income taxes	2,356	(2,223)
Income tax expense (benefit)	191	(272)
Net income (loss)	$2,165	$(1,951)

Net income (loss) per share:
Basic	$0.22	$(0.20)
Diluted	$0.22	$(0.20)

Shares used in per share calculations:
Basic	9,735	9,707
Diluted	9,735	9,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$2,165	$(1,951)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	26	24
Unrealized gain (loss) on cash flow hedges	(15)	25
Other comprehensive income, net of tax	11	49
Comprehensive income (loss)	$2,176	$(1,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,843	$6,677
Trade and other receivables, less allowance for doubtful accounts of $564 and $660	27,791	34,394
Contract assets	70,267	74,271
Inventories	41,116	39,376
Prepaid expenses and other	4,505	4,795
Total current assets	147,522	159,513
Property and equipment, less accumulated depreciation and amortization of $79,438 and $76,861	102,397	103,447
Other assets	16,606	8,390
Total assets	$266,525	$271,350

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,524	$19,784
Accrued liabilities	8,916	7,963
Contract liabilities	4,530	3,745
Total current liabilities	28,970	31,492
Borrowings on line of credit	-	11,464
Other long-term liabilities	16,767	9,804
Total liabilities	45,737	52,760

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,735,055 shares issued and outstanding	97	97
Additional paid-in-capital	118,857	118,835
Retained earnings	103,594	101,194
Accumulated other comprehensive loss	(1,760)	(1,536)
Total stockholders’ equity	220,788	218,590
Total liabilities and stockholders’ equity	$266,525	$271,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018-02 (Note 13)	-	-	-	235	(235)	-
Net income	-	-	-	2,165	-	2,165
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	26	26
Unrealized loss on cash flow hedges, net of tax benefit of $8	-	-	-	-	(15)	(15)
Share-based compensation expense	-	-	22	-	-	22
Balances, March 31, 2019	9,735,055	$97	$118,857	$103,594	$(1,760)	$220,788

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2017	9,619,755	$96	$119,856	$81,757	$(1,445)	$200,264
Cumulative-effect adjustment for ASC Topic 606	-	-	-	(875)	-	(875)
Net loss	-	-	-	(1,951)	-	(1,951)
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	24	24
Unrealized gain on cash flow hedges, net of tax expense of $5	-	-	-	-	25	25
Issuance of common stock under stock compensation plans	104,128	1	(1,302)	-	-	(1,301)
Share-based compensation expense	-	-	81	-	-	81
Balances, March 31, 2018	9,723,883	$97	$118,635	$78,931	$(1,396)	$196,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,165	$(1,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	2,669	1,522
Amortization of intangible assets	108	119
Amortization of debt issuance costs	22	42
Provision for doubtful accounts	(81)	87
Deferred income taxes	(10)	(330)
Loss on disposal of property and equipment	3	71
Share-based compensation expense	22	81
Unrealized (gain) loss on foreign currency forward contracts	86	(32)
Changes in operating assets and liabilities:
Trade and other receivables	5,856	4,196
Contract assets, net	5,616	(3,236)
Inventories	(1,740)	610
Prepaid expenses and other assets	300	650
Accounts payable	(4,264)	(3,045)
Accrued and other liabilities	(395)	(1,050)
Net cash provided by (used in) operating activities	10,357	(2,266)
Cash flows from investing activities:
Additions to property and equipment	(1,622)	(744)
Proceeds from sale of property and equipment	2	-
Net cash used in investing activities from continuing operations	(1,620)	(744)
Net cash provided by investing activities from discontinued operations	-	750
Net cash provided by (used in) investing activities	(1,620)	6
Cash flows from financing activities:
Borrowings on line of credit	12,003	-
Repayments on line of credit	(23,467)	-
Tax withholdings related to net share settlements of restricted stock and performance share awards	-	(1,301)
Payments on finance lease obligations	(107)	(94)
Net cash used in financing activities	(11,571)	(1,395)
Change in cash and cash equivalents	(2,834)	(3,655)
Cash and cash equivalents, beginning of period	6,677	43,646
Cash and cash equivalents, end of period	$3,843	$39,991

Noncash investing and financing activities:
Accrued property and equipment purchases	$339	$168
Right-of-use assets obtained in exchange for operating lease liabilities	$506	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$-	$458

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

The Company operates in one business segment, Water Transmission, which produces steel pipeline systems, as well as reinforced concrete pipe and protective linings, primarily for use in drinking water infrastructure. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, the Company makes products for industrial plant piping systems and certain structural applications.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in United States Dollars. The financial information as of December 31, 2018 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2018 Form 10-K.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2019.

The Company recorded revenue of $1.2 million during the three and twelve months ended December 31, 2018, which should have been recorded in the three months ended March 31, 2019. The misstatement in the timing of revenue recognition was due to an error in the measurement of costs incurred to date relative to estimated total direct costs at a recently acquired Ameron Water Transmission Group, LLC (“Ameron”) facility. Management concluded that this out of period adjustment was not material to the consolidated financial results for the year ended December 31, 2018 or to the projected financial results for 2019.

2.	Business Combination

On July 27, 2018, the Company completed the acquisition of 100% of Ameron Water Transmission Group, LLC for a purchase price of $38.1 million in cash. The results of Ameron’s operations have been included in the consolidated financial statements since that date. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening the Company's position in the water transmission pipe market, this acquisition expands the Company’s bar-wrapped concrete cylinder pipe capabilities and adds reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications—to the Company’s product portfolio. In connection with the acquisition, the Company acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

The following table summarizes the purchase consideration and preliminary fair value of the assets acquired and liabilities assumed as of July 27, 2018 (in thousands):

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

The asset and liability fair value measurements are preliminary, primarily related to income, deferred, and foreign taxes, and are subject to change as additional information is obtained and certain tax returns are finalized. The Company recorded no measurement period adjustments during the three months ended March 31, 2019. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

The Company incurred acquisition-related costs during the three months ended March 31, 2019 and 2018 of $0.1 million and approximately $0, respectively. These costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements Operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Ameron had occurred on January 1 of the year prior to the acquisition (in thousands):

Three Months Ended March 31, 2018

Net sales	$43,567
Net loss	(22,614)

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by Ameron. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Ameron to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the year prior to the acquisition, and the consequential tax effects. There were no material, non-recurring adjustments to this unaudited pro forma information.

3.	Discontinued Operations

On December 26, 2017, the Company completed the sale of substantially all of the assets associated with the Company’s manufacturing facility in Atchison, Kansas, including all of the real and tangible personal property located at the site of that manufacturing facility. Total consideration of $37.2 million in cash was paid by the buyer, resulting in a nominal gain recognized on the sale. Of the proceeds received, $0.8 million was placed in escrow until it was released in February 2018 and $3.7 million was placed in escrow until it was released in December 2018. In accordance with applicable accounting guidance, cash flows from the Company’s discontinued operations are presented separately in the Condensed Consolidated Statements of Cash Flows.

4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Current inventories:
Raw materials	$37,381	$34,426
Work-in-process	1,409	2,368
Finished goods	824	1,075
Supplies	1,502	1,507
Total current inventories	$41,116	$39,376

5.	Leases

The Company has entered into various equipment and property leases with terms of ten years or less. Certain lease agreements include renewals and/or purchase options set to expire at various dates, and certain lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its asset-based lending rate in determining the present value of lease payments. The Company has lease agreements with lease and non-lease components, which are accounted for separately.

Lease cost consists of the following (in thousands):

Three Months Ended March 31,
2019
Finance lease cost:
Amortization of right-of-use assets	$109
Interest on lease liabilities	15
Operating lease cost	425
Short-term lease cost	262
Variable lease cost	40
Total lease cost	$851

The future maturities of lease liabilities as of March 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases

2019	$348	$1,334
2020	375	1,664
2021	258	1,134
2022	237	903
2023	34	752
Thereafter	-	4,338
Total lease payments	1,252	10,125
Amount representing interest	(103)	(1,839)
Present value of lease liabilities	1,149	8,286
Current portion of lease liabilities, included in Accrued liabilities	(393)	(1,426)
Lease liabilities, less current portion, included in Other long-term liabilities	$756	$6,860

The following table summarizes the lease terms and discount rates for the lease liabilities:

March 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.28
Operating leases	8.85
Weighted-average discount rate
Finance leases	5.03%
Operating leases	4.55%

The following table presents other information related to the operating and finance leases (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(415)
Operating cash flows from finance leases	(15)
Financing cash flows from finance leases	(107)
Right-of-use assets obtained in exchange for operating lease liabilities	506
Right-of-use assets obtained in exchange for finance lease liabilities	-

6.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2019
Financial assets:
Deferred compensation plan	$5,125	$4,328	$797	$-

As of December 31, 2018
Financial assets:
Deferred compensation plan	$4,719	$3,925	$794	$-
Foreign currency forward contracts	101	-	101	-
Total financial assets	$4,820	$3,925	$895	$-

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy.

The Company’s foreign currency forward contracts, which are derivatives accounted for as cash flow hedges, are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. Foreign currency forward contracts are presented at their gross fair values. Foreign currency forward contract assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments.

7.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share awards (“PSAs”).

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2019	2018

Cost of sales	$6	$17
Selling, general, and administrative expense	16	64
Total	$22	$81

Stock Option Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2018	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, March 31, 2019	24,000	24.15
Exercisable, March 31, 2019	24,000	24.15	1.00	$-

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

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value
Unvested PSAs as of December 31, 2018	39,992	$19.97
RSUs and PSAs granted	86,701	23.56
Unvested RSUs and PSAs canceled	-	-
PSAs vested (2)	(39,992)	19.97
Unvested RSUs and PSAs as of March 31, 2019	86,701	23.56

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

The PSAs vested on March 29, 2019; the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0%, as the performance-based conditions were not achieved.

The unvested balance of RSUs and PSAs as of March 31, 2019 includes approximately 65,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 150%.

As of March 31, 2019, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

8.	Commitments and Contingencies

Portland Harbor Superfund Site

In December 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Since the listing of the site, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The EPA finalized the remedial investigation report in February 2016, and the feasibility study in June 2016, which identified multiple remedial alternatives. In January 2017, the EPA issued its Record of Decision selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion and 13 years to complete. The EPA has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 potentially responsible parties. Because of the large number of potentially responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of the date of this filing.

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

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of March 31, 2019. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in revenue of $(1.5) million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

Contract Assets and Liabilities

Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts. These amounts will be billed based on the terms of the contracts, which include achievement of milestones, partial shipments, or completion of the contracts. Payment terms of amounts billed vary based on the customer, but are typically due within 30 days of invoicing. Contract liabilities represent amounts billed based on the terms of the contracts in advance of costs incurred and revenue earned.

Revenue recognized that was included in the Contract liabilities balance at the beginning of each period was $3.3 million and $1.7 million during the three months ended March 31, 2019 and 2018, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of March 31, 2019, backlog was approximately $167.3 million. The Company expects to recognize approximately 71% of the remaining performance obligations in 2019, 25% in 2020, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2014.

The Company recorded an income tax expense (benefit) at an estimated effective income tax rate of 8.1% and 12.2% for the three months ended March 31, 2019 and 2018, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2019 was impacted by the estimated changes in the Company’s valuation allowance.

The Company had $4.4 million of unrecognized income tax benefits as of March 31, 2019 and December 31, 2018. The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense (benefit).

11.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2018	$(1,551)	$15	$(1,536)

Cumulative-effect adjustment for ASU 2018-02 (Note 13)	(235)	-	(235)

Other comprehensive income (loss) before reclassifications	23	(10)	13
Amounts reclassified from Accumulated other comprehensive loss	3	(5)	(2)
Net current period adjustments to Other comprehensive income	26	(15)	11

Balance, March 31, 2019	$(1,760)	$-	$(1,760)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the
Details about Accumulated Other	Three Months Ended March 31,		Condensed Consolidated
Comprehensive Loss Components	2019	2018	Statements of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(3)	$-	Cost of sales
	(3)	-	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	7	(3)	Net sales
Associated income tax (expense) benefit	(2)	1	Income tax expense (benefit)
	5	(2)	Net of tax

Total reclassifications for the period	$2	$(2)

12.	Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs, and PSAs, to the extent dilutive. Performance-based PSAs are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss, all potential shares of common stock are excluded from the computation of diluted net loss per share as the impact would be antidilutive.

Net income (loss) per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018

Net income (loss)	$2,165	$(1,951)

Basic weighted-average common shares outstanding	9,735	9,707
Effect of potentially dilutive common shares(1)	-	-
Diluted weighted-average common shares outstanding	9,735	9,707

Net income (loss) per common share:
Basic	$0.22	$(0.20)
Diluted	$0.22	$(0.20)

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was 24,000 for the three months ended March 31, 2019. The weighted-average number of antidilutive shares not included in the computation of diluted net loss per share was approximately 87,000 for the three months ended March 31, 2018, including approximately 34,000 of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of March 31, 2018.

13.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2018 Form 10-K, except for the following:

Accounting Changes

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to recognize on the balance sheet right-of-use assets and lease liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. During 2018 and 2019, the FASB issued additional ASUs that clarify the implementation guidance for ASU 2016-02 but do not change the core principle of the guidance. The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” on January 1, 2019 using the modified retrospective transition method which allowed it to continue to apply legacy guidance for periods prior to 2019. The Company elected the package of transition practical expedients which, among other things, allowed it to keep the historical lease classifications and not reassess the lease classification for any existing leases as of the date of adoption. The Company also made an accounting policy election to apply the short-term lease exception, which allows it to keep leases with an initial term of twelve months or less off the balance sheet. Upon adoption on January 1, 2019, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $8.0 million.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which better aligns risk management activities and financial reporting for hedging relationships, simplifies hedge accounting requirements, and improves disclosures of hedging arrangements. The Company adopted this guidance on January 1, 2019 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted this guidance on January 1, 2019, which resulted in reclassification between Accumulated other comprehensive loss and Retained earnings of $0.2 million, and had no impact on the Company’s results of operations or cash flows.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, “Codification Improvements,” which clarifies, corrects errors in, or makes minor improvements to the ASC. The Company adopted this guidance on January 1, 2019 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

14.	Restructuring

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

15.	Subsequent Event

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility will be impaired while the Company assesses and repairs the damage. The Company’s other production locations can be deployed to absorb whatever lost production it has as a result. The Company has insurance coverage in place covering, among other things, property damage and business interruption up to certain specified amounts, and has notified its insurers of the incident.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (“2019 Q1 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our Water Transmission business, our ability to effectively integrate acquisitions into our business and operations and achieve significant administrative and operational cost synergies, the impacts of the Tax Cuts and Jobs Act of 2017, and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2019 Q1 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

In July 2018, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of $38.1 million. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening our position in the water transmission pipe market, this acquisition expands our bar-wrapped concrete cylinder pipe capabilities and adds reinforced concrete pipe and T-Lock® — a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications — to our product portfolio. In connection with the acquisition, we acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

On April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility will be impaired while we assess and repair the damage. Our other production locations can be deployed to absorb whatever lost production we have as a result. We have insurance coverage in place covering, among other things, property damage and business interruption up to certain specified amounts, and have notified our insurers of the incident.

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

In March 2018, the President signed a proclamation imposing a 25% tariff on all imported steel products for an indefinite amount of time under Section 232 of the Trade Expansion Act of 1962. In June 2018, Mexico imposed a 25% tariff on all steel products shipped from the U.S. to Mexico, and in July 2018, Canada imposed a 25% surtax on imports of U.S. steel products. These tariffs cover our primary raw material, hot rolled coil, as well as our finished steel pipe product. We routinely ship steel pipe into Canada. The tariffs may lead to project delays or cancellations while they are in place. In addition, our facility in San Luis Río Colorado, Mexico may also be negatively impacted. Historically, the raw material has been purchased in the U.S. and shipped to Mexico for manufacturing, and the finished product has been shipped from Mexico to the U.S. If we continue this practice, we will have a tariff on the purchased hot rolled coil as well as the finished steel pipe.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2019 Q1 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019 as compared to the critical accounting policies and estimates disclosed in our 2018 Form 10-K.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2019 Q1 Form 10-Q.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$	% of Net Sales	$	% of Net Sales

Net sales	$62,643	100.0%	$33,365	100.0%
Cost of sales	56,072	89.5	32,017	96.0
Gross profit	6,571	10.5	1,348	4.0
Selling, general, and administrative expense	4,247	6.8	3,385	10.1
Restructuring expense	-	-	305	0.9
Operating income (loss)	2,324	3.7	(2,342)	(7.0)
Other income	159	0.3	170	0.5
Interest income	4	-	77	0.2
Interest expense	(131)	(0.2)	(128)	(0.4)
Income (loss) before income taxes	2,356	3.8	(2,223)	(6.7)
Income tax expense (benefit)	191	0.3	(272)	(0.9)
Net income (loss)	$2,165	3.5%	$(1,951)	(5.8)%

We have one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems, as well as reinforced concrete pipe and protective linings, for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2019 Q1 Form 10-Q for information on our acquisition of Ameron in July 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net sales. Net sales increased 87.8% to $62.6 million for the first quarter of 2019 compared to $33.4 million for the first quarter of 2018. The acquired Ameron operations contributed $11.8 million of the increase in net sales for the first quarter of 2019. The increase in net sales in the first quarter of 2019 compared to the first quarter of 2018 was due to a 68% increase in tons produced and a 12% increase in selling price per ton. The increase in tons produced was due to project mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 387.5% to $6.6 million (10.5% of Net sales) for the first quarter of 2019 compared to $1.3 million (4.0% of Net sales) for the first quarter of 2018. The increase in gross profit for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to increased production volume.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 25.5% to $4.2 million (6.8% of total Net sales) for the first quarter of 2019 compared to $3.4 million (10.1% of total Net sales) for the first quarter of 2018. The increase in selling, general, and administrative expense for the first quarter of 2019 compared to the first quarter of 2018 was primarily due to $0.8 million in higher wages and incentive compensation related expense.

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

Income taxes. Income tax expense was $0.2 million in the first quarter of 2019 (an effective income tax rate of 8.1%) compared to an income tax benefit of $0.3 million in the first quarter of 2018 (an effective income tax rate of 12.2%). The effective income tax rate for the first quarter of 2019 was impacted by the estimated changes in our valuation allowance. The effective income tax rate for the first quarter of 2018 was impacted by the estimated changes in our valuation allowance, as well as by the tax windfall from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. dated October 25, 2018 (the “Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the three months ended March 31, 2019 and 2018 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2019 Q1 Form 10-Q, and are further discussed below.

As of March 31, 2019, our working capital (current assets minus current liabilities) was $118.6 million compared to $128.0 million as of December 31, 2018. Cash and cash equivalents totaled $3.8 million and $6.7 million as of March 31, 2019 and December 31, 2018, respectively.

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

There were no borrowings under the Credit Agreement as of March 31, 2019. Borrowings under the Credit Agreement were $11.5 million as of December 31, 2018.

Net cash provided by operating activities in the first three months of 2019 was $10.4 million. Cash provided by operating activities was primarily the result of our net income adjusted for noncash charges and the fluctuations in working capital accounts that included decreases in trade and other receivables, contract assets, net, and prepaid expenses and other offset by increases in inventories and decreases in accounts payable and accrued and other liabilities.

Net cash used in investing activities in the first three months of 2019 was $1.6 million, primarily due to $1.6 million of capital expenditures, which was primarily standard capital replacement. Total capital expenditures in 2019 are expected to range between $9.0 million and $12.5 million for standard capital replacement, which do not include amounts to replace equipment damaged in the Saginaw fire.

Net cash used in financing activities in the first three months of 2019 was $11.6 million, primarily due to net repayments on line of credit of $11.5 million.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Credit Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2019 Q1 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2018 Form 10-K.

Borrowings on Line of Credit

As of March 31, 2019, we had no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Agreement. The Credit Agreement expires on October 25, 2023 and provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (the “Revolver Commitment”). We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits. As of March 31, 2019, we had additional borrowing capacity of $49.5 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with foreign currencies and interest rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2019 Q1 Form 10-Q, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) on July 27, 2018. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Ameron. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Ameron from its evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. We have reported the operating results of Ameron in our condensed consolidated statements of operations and cash flows from the acquisition date through March 31, 2019. As of March 31, 2019, total assets related to Ameron represented approximately 17.7% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2019. Revenues from Ameron comprised approximately 18.8% of our total consolidated revenues for the three months ended March 31, 2019.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Ameron into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2019 Q1 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2019 Q1 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2018 Form 10-K could materially affect our business, financial condition, or operating results. The risks described in our 2018 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2019 Q1 Form 10-Q are listed below:

Exhibit Number	Description
10.1	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.2	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2019*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2019

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Robin Gantt

Robin Gantt
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)