Form 10-Q
period 2019-06-30
NORTHWEST PIPE CO
filed 2019-08-07
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2019 was 9,744,827 shares.

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$69,203	$28,785	$131,846	$62,150
Cost of sales	60,985	30,023	117,057	62,040
Gross profit (loss)	8,218	(1,238)	14,789	110
Selling, general, and administrative expense	4,705	3,806	8,952	7,191
Restructuring expense	-	783	-	1,088
Operating income (loss)	3,513	(5,827)	5,837	(8,169)
Other income	25	20	184	190
Interest income	3	141	7	218
Interest expense	(120)	(128)	(251)	(256)
Income (loss) before income taxes	3,421	(5,794)	5,777	(8,017)
Income tax expense (benefit)	447	(108)	638	(380)
Net income (loss)	$2,974	$(5,686)	$5,139	$(7,637)

Net income (loss) per share:
Basic	$0.31	$(0.59)	$0.53	$(0.79)
Diluted	$0.31	$(0.59)	$0.53	$(0.79)

Shares used in per share calculations:
Basic	9,736	9,727	9,736	9,717
Diluted	9,753	9,727	9,745	9,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$2,974	$(5,686)	$5,139	$(7,637)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	27	37	53	61
Unrealized gain (loss) on cash flow hedges	-	10	(15)	35
Other comprehensive income, net of tax	27	47	38	96
Comprehensive income (loss)	$3,001	$(5,639)	$5,177	$(7,541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,054	$6,677
Trade and other receivables, less allowance for doubtful accounts of $558 and $660	30,162	34,394
Contract assets	84,093	74,271
Inventories	33,513	39,376
Prepaid expenses and other	3,983	4,795
Total current assets	161,805	159,513
Property and equipment, less accumulated depreciation and amortization of $81,050 and $76,861	100,285	103,447
Other assets	16,962	8,390
Total assets	$279,052	$271,350

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,694	$19,784
Accrued liabilities	10,725	7,963
Contract liabilities	13,986	3,745
Total current liabilities	37,405	31,492
Borrowings on line of credit	-	11,464
Other long-term liabilities	17,205	9,804
Total liabilities	54,610	52,760

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,744,827 and 9,735,055 shares issued and outstanding	97	97
Additional paid-in-capital	119,510	118,835
Retained earnings	106,568	101,194
Accumulated other comprehensive loss	(1,733)	(1,536)
Total stockholders’ equity	224,442	218,590
Total liabilities and stockholders’ equity	$279,052	$271,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2019	9,735,055	$97	$118,857	$103,594	$(1,760)	$220,788
Net income	-	-	-	2,974	-	2,974
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	27	27
Issuance of common stock under stock compensation plans	9,772	-	-	-	-	-
Share-based compensation expense	-	-	653	-	-	653
Balances, June 30, 2019	9,744,827	$97	$119,510	$106,568	$(1,733)	$224,442

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2018	9,723,883	$97	$118,635	$78,931	$(1,396)	$196,267
Net loss	-	-	-	(5,686)	-	(5,686)
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	37	37
Unrealized gain on cash flow hedges, net of tax expense of $3	-	-	-	-	10	10
Issuance of common stock under stock compensation plans	11,172	-	-	-	-	-
Share-based compensation expense	-	-	200	-	-	200
Balances, June 30, 2018	9,735,055	$97	$118,835	$73,245	$(1,349)	$190,828

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018-02 (Note 14)	-	-	-	235	(235)	-
Net income	-	-	-	5,139	-	5,139
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	53	53
Unrealized loss on cash flow hedges, net of tax benefit of $8	-	-	-	-	(15)	(15)
Issuance of common stock under stock compensation plans	9,772	-	-	-	-	-
Share-based compensation expense	-	-	675	-	-	675
Balances, June 30, 2019	9,744,827	$97	$119,510	$106,568	$(1,733)	$224,442

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2017	9,619,755	$96	$119,856	$81,757	$(1,445)	$200,264
Cumulative-effect adjustment for ASC Topic 606	-	-	-	(875)	-	(875)
Net loss	-	-	-	(7,637)	-	(7,637)
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	61	61
Unrealized gain on cash flow hedges, net of tax expense of $8	-	-	-	-	35	35
Issuance of common stock under stock compensation plans	115,300	1	(1,302)	-	-	(1,301)
Share-based compensation expense	-	-	281	-	-	281
Balances, June 30, 2018	9,735,055	$97	$118,835	$73,245	$(1,349)	$190,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,139	$(7,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and finance lease amortization	5,713	3,168
Amortization of intangible assets	216	232
Other, net	1,097	(41)
Changes in operating assets and liabilities:
Trade and other receivables	3,319	12,389
Contract assets, net	1,870	(3,924)
Inventories	5,863	(1,516)
Prepaid expenses and other assets	1,064	1,078
Accounts payable	(7,891)	(1,882)
Accrued and other liabilities	909	(1,244)
Net cash provided by operating activities	17,299	623
Cash flows from investing activities:
Additions to property and equipment	(2,645)	(1,640)
Proceeds from sale of property and equipment	2	2
Proceeds from insurance	400	-
Net cash used in investing activities from continuing operations	(2,243)	(1,638)
Net cash provided by investing activities from discontinued operations	-	750
Net cash used in investing activities	(2,243)	(888)
Cash flows from financing activities:
Borrowings on line of credit	34,034	-
Repayments on line of credit	(45,498)	-
Tax withholdings related to net share settlements of restricted stock and performance share awards	-	(1,301)
Payments on finance lease obligations	(215)	(193)
Net cash used in financing activities	(11,679)	(1,494)
Change in cash and cash equivalents	3,377	(1,759)
Cash and cash equivalents, beginning of period	6,677	43,646
Cash and cash equivalents, end of period	$10,054	$41,887

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,137	$114
Right-of-use assets obtained in exchange for operating lease liabilities	$1,238	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$-	$458

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2019.

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

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of July 27, 2018 (in thousands):

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

The Company recorded no measurement period adjustments during the three and six months ended June 30, 2019.

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

The Company incurred acquisition-related costs of approximately $0 and $0.1 million during the three and six months ended June 30, 2019, respectively, and $0.1 million during the three and six months ended June 30, 2018. These costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements Operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Ameron had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Net sales	$42,152	$85,719
Net loss	(2,267)	(24,881)

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

4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018

Raw materials	$29,564	$34,426
Work-in-process	1,515	2,368
Finished goods	915	1,075
Supplies	1,519	1,507
Total inventories	$33,513	$39,376

5.	Leases

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

The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its asset-based lending rate in determining the present value of lease payments. Some of the Company's lease agreements contain non-lease components, which are accounted for separately.

Lease cost consists of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$110	$219
Interest on lease liabilities	14	29
Operating lease cost	480	905
Short-term lease cost	313	575
Variable lease cost	35	75
Total lease cost	$952	$1,803

The future maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2019	$225	$1,019
2020	375	1,934
2021	258	1,257
2022	237	951
2023	34	802
Thereafter	-	4,478
Total lease payments	1,129	10,441
Amount representing interest	(89)	(1,810)
Present value of lease liabilities	1,040	8,631
Current portion of lease liabilities, included in Accrued liabilities	(369)	(1,667)
Lease liabilities, less current portion, included in Other long-term liabilities	$671	$6,964

The following table summarizes the lease terms and discount rates for the lease liabilities:

June 30, 2019
Weighted-average remaining lease term (years)
Finance leases	3.12
Operating leases	8.42
Weighted-average discount rate
Finance leases	5.06%
Operating leases	4.51%

The following table presents other information related to the operating and finance leases (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(887)
Operating cash flows from finance leases	(29)
Financing cash flows from finance leases	(215)
Right-of-use assets obtained in exchange for operating lease liabilities	1,238
Right-of-use assets obtained in exchange for finance lease liabilities	-

6.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2019
Financial assets:
Deferred compensation plan	$5,265	$4,463	$802	$-

Financial liabilities:
Foreign currency forward contracts	$(27)	$-	$(27)	$-

As of December 31, 2018
Financial assets:
Deferred compensation plan	$4,719	$3,925	$794	$-
Foreign currency forward contracts	101	-	101	-
Total financial assets	$4,820	$3,925	$895	$-

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy.

The Company’s foreign currency forward contracts are derivatives valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. Foreign currency forward contracts are presented at their gross fair values. Foreign currency forward contract assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Cost of sales	$118	$(5)	$124	$12
Selling, general, and administrative expense	535	205	551	269
Total	$653	$200	$675	$281

Stock Option Awards

A summary of option activity under the Company’s stock option plans is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2018	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, June 30, 2019	24,000	24.15
Exercisable, June 30, 2019	24,000	24.15	0.75	$39

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

A summary of activity under the Company’s RSUs and PSAs is presented below:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value
Unvested PSAs as of December 31, 2018	39,992	$19.97
RSUs and PSAs granted	86,701	23.56
Unvested RSUs and PSAs canceled	-	-
PSAs vested (2)	(39,992)	19.97
Unvested RSUs and PSAs as of June 30, 2019	86,701	23.56

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

The PSAs vested on March 29, 2019; the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0% as the performance-based conditions were not achieved.

The unvested balance of RSUs and PSAs as of June 30, 2019 includes approximately 65,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 150%.

As of June 30, 2019, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

For the six months ended June 30, 2019 and 2018, stock awards of 9,772 shares and 11,172 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $24.56 in 2019 and $21.48 in 2018.

8.	Shareholder Rights Plan

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

On June 18, 2009, the Company and Computershare (“Rights Agent”) entered into an Amended and Restated Rights Agreement (“Amended and Restated Rights Agreement”). The Amended and Restated Rights Agreement amended and restated the Rights Agreement dated as of June 28, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C. (predecessor to the Rights Agent). The Rights Agreement extended the final expiration date of the Rights from June 28, 2009 to June 28, 2019. The Amended and Restated Rights Agreement also reflected certain changes in the rights and obligations of the Rights Agent and certain changes in procedural requirements under the Amended and Restated Rights Agreement.

On June 28, 2019, the Amended and Restated Rights Agreement expired in accordance with its terms and is of no further force or effect. The Rights distributed to holders of the Company’s common stock pursuant to the Amended and Restated Rights Agreement expired upon the expiration of the Amended and Restated Rights Agreement.

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility continues to be impaired while the Company repairs the damage. The Company’s other production locations have been deployed to absorb the lost production that has resulted. The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts, and is actively working with its insurance company to restore the facility to full service as safely and quickly as possible. As of June 30, 2019, the Company has written off $0.9 million of property and equipment and $0.1 million of inventories that were damaged in the fire, which was offset by $0.4 million of insurance proceeds and $0.5 million of insurance receivable. The Company also maintains business interruption insurance coverage. As of June 30, 2019, the Company has incurred $3.2 million in production costs resulting from the fire at the Saginaw facility. Insurance recoveries associated with these costs will be recorded as they are received in future quarters as the Company works with its insurer to settle the claim. No recovery of business interruption expenses has been recorded in the Condensed Consolidated Financial Statements as of June 30, 2019.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of June 30, 2019. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in revenue of approximately $0 and $(1.5) million for the three and six months ended June 30, 2019, respectively, and $(0.1) million and $0.7 million during the three and six months ended June 30, 2018, respectively.

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $0.9 million and $3.4 million during the three and six months ended June 30, 2019, respectively, and $1.1 million and $2.5 million during the three and six months ended June 30, 2018, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of June 30, 2019, backlog was approximately $180.2 million. The Company expects to recognize approximately 58% of the remaining performance obligations in 2019, 21% in 2020, and the balance thereafter.

11.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2014.

The Company recorded an income tax expense (benefit) at an estimated effective income tax rate of 13.1% and 11.0% for the three and six months ended June 30, 2019, respectively, and 1.9% and 4.7% for the three and six months ended June 30, 2018, respectively. The Company’s estimated effective income tax rate for the three and six months ended June 30, 2019 was impacted by the final Section 965 regulations issued in June 2019 related to certain foreign tax credit aspects of the transition tax, as well as the estimated changes in the Company’s valuation allowance.

The Company had $4.4 million of unrecognized income tax benefits as of June 30, 2019 and December 31, 2018. The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense (benefit).

12.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2018	$(1,551)	$15	$(1,536)

Cumulative-effect adjustment for ASU 2018-02 (Note 14)	(235)	-	(235)

Other comprehensive income (loss) before reclassifications	47	(10)	37
Amounts reclassified from Accumulated other comprehensive loss	6	(5)	1
Net current period adjustments to Other comprehensive income	53	(15)	38

Balance, June 30, 2019	$(1,733)	$-	$(1,733)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

Details about Accumulated	Amount reclassified from Accumulated Other Comprehensive Loss				Affected line item in the
Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated
Loss Components	2019	2018	2019	2018	Statements of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(3)	$-	$(6)	$-	Cost of sales
	(3)	-	(6)	-	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	-	-	7	(3)	Net sales
Associated income tax (expense) benefit	-	-	(2)	1	Income tax expense (benefit)
	-	-	5	(2)	Net of tax

Total reclassifications for the period	$(3)	$-	$(1)	$(2)

13.	Net Income (Loss) per Share

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

Net income (loss) per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$2,974	$(5,686)	$5,139	$(7,637)

Basic weighted-average common shares outstanding	9,736	9,727	9,736	9,717
Effect of potentially dilutive common shares(1)	17	-	9	-
Diluted weighted-average common shares outstanding	9,753	9,727	9,745	9,717

Net income (loss) per common share:
Basic	$0.31	$(0.59)	$0.53	$(0.79)
Diluted	$0.31	$(0.59)	$0.53	$(0.79)

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net loss per share was approximately 64,000 and 75,000 for the three and six months ended June 30, 2018, respectively, including approximately 40,000 and 37,000, respectively, of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of June 30, 2018.

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

15.	Restructuring

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (“2019 Q2 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business, our ability to effectively integrate acquisitions into our business and operations and achieve significant administrative and operational cost synergies, the impacts of the Tax Cuts and Jobs Act of 2017, the adequacy of our insurance coverage, operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters, and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2019 Q2 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

In July 2018, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of $38.1 million. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening our position in the water transmission pipe market, this acquisition expands our bar-wrapped concrete cylinder pipe capabilities and adds reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications—to our product portfolio. In connection with the acquisition, we acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as a protective lining facility in Brea, California.

On April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility continues to be impaired while we repair the damage. Our other production locations have been deployed to absorb the lost production that has resulted. We have insurance coverage in place covering, among other things, property damage up to certain specified amounts, and we are actively working with the insurance company to restore the facility to full service as safely and quickly as possible. We also maintain business interruption insurance coverage and are working with the insurer to settle the claim.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2019 Q2 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019 as compared to the critical accounting policies and estimates disclosed in our 2018 Form 10-K.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2019 Q2 Form 10-Q.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	$	% of Net Sales	$	% of Net Sales

Net sales	$69,203	100.0%	$28,785	100.0%
Cost of sales	60,985	88.1	30,023	104.3
Gross profit (loss)	8,218	11.9	(1,238)	(4.3)
Selling, general, and administrative expense	4,705	6.8	3,806	13.2
Restructuring expense	-	-	783	2.7
Operating income (loss)	3,513	5.1	(5,827)	(20.2)
Other income	25	-	20	0.1
Interest income	3	-	141	0.4
Interest expense	(120)	(0.2)	(128)	(0.4)
Income (loss) before income taxes	3,421	4.9	(5,794)	(20.1)
Income tax expense (benefit)	447	0.6	(108)	(0.3)
Net income (loss)	$2,974	4.3%	$(5,686)	(19.8)%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	$	% of Net Sales	$	% of Net Sales

Net sales	$131,846	100.0%	$62,150	100.0%
Cost of sales	117,057	88.8	62,040	99.8
Gross profit	14,789	11.2	110	0.2
Selling, general, and administrative expense	8,952	6.8	7,191	11.5
Restructuring expense	-	-	1,088	1.8
Operating income (loss)	5,837	4.4	(8,169)	(13.1)
Other income	184	0.1	190	0.3
Interest income	7	-	218	0.3
Interest expense	(251)	(0.1)	(256)	(0.4)
Income (loss) before income taxes	5,777	4.4	(8,017)	(12.9)
Income tax expense (benefit)	638	0.5	(380)	(0.6)
Net income (loss)	$5,139	3.9%	$(7,637)	(12.3)%

We have one business segment, Water Transmission, which manufactures large-diameter, high-pressure, engineered welded steel pipeline systems, as well as reinforced concrete pipe and protective linings, for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, we make products for industrial plant piping systems and certain structural applications. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2019 Q2 Form 10-Q for information on our acquisition of Ameron in July 2018.

Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018

Net sales. Net sales increased 140.4% to $69.2 million for the second quarter of 2019 compared to $28.8 million for the second quarter of 2018 due to a 186% increase in tons produced, partially offset by a 16% decrease in selling price per ton. The increase in tons produced was due to increased demand coupled with the acquired Ameron operations, which contributed $13.8 million in net sales during the second quarter of 2019. The decrease in selling price per ton was due to a change in product mix. Net sales increased 112.1% to $131.8 million for the first six months of 2019 compared to $62.2 million for the first six months of 2018 primarily due to a 114% increase in tons produced. The increase in tons produced was due to increased demand coupled with the acquired Ameron operations, which contributed $25.6 million in net sales during the first six months of 2019. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit (loss). Gross profit increased to $8.2 million gross profit (11.9% of Net sales) for the second quarter of 2019 compared to a $1.2 million gross loss (4.3% of Net sales) for the second quarter of 2018 and increased to $14.8 million gross profit (11.2% of Net sales) for the first six months of 2019 compared to $0.1 million gross profit (0.2% of Net sales) for the first six months of 2018. The increase in gross profit was primarily due to increased production volume coupled with the addition of the Ameron operations. This was partially offset by $3.2 million in higher production costs resulting from the fire at our Saginaw facility. Insurance recoveries associated with these costs will be recorded as they are received in future quarters as we work with our insurer to settle the claim.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 23.6% to $4.7 million (6.8% of total Net sales) for the second quarter of 2019 compared to $3.8 million (13.2% of total Net sales) for the second quarter of 2018 and increased 24.5% to $9.0 million (6.8% of total Net sales) for the first six months of 2019 compared to $7.2 million (11.5% of total Net sales) for the first six months of 2018. The increase in selling, general, and administrative expense for the second quarter of 2019 compared to the second quarter of 2018 was primarily due to $1.3 million in higher wages and incentive compensation-related expense offset by $0.3 million in lower professional fees. The increase in selling, general, and administrative expense for the first six months of 2019 compared to the first six months of 2018 was primarily due to $2.0 million in higher wages and incentive compensation-related expense offset by $0.2 million in lower professional fees.

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

Income taxes. Income tax expense was $0.4 million in the second quarter of 2019 (an effective income tax rate of 13.1%) compared to an income tax benefit of $0.1 million in the second quarter of 2018 (an effective income tax rate of 1.9%). Income tax expense was $0.6 million in the first six months of 2019 (an effective income tax rate of 11.0%) compared to an income tax benefit of $0.4 million in the first six months of 2018 (an effective income tax rate of 4.7%). The effective income tax rate for the second quarter and first six months of 2019 was impacted by the final Section 965 regulations issued in June 2019 related to certain foreign tax credit aspects of the transition tax, as well as the estimated changes in our valuation allowance. The effective income tax rate for the second quarter and first six months of 2018 was impacted by the estimated changes in our valuation allowance, as well as by the tax windfall from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. dated October 25, 2018 (the “Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the six months ended June 30, 2019 and 2018 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2019 Q2 Form 10-Q, and are further discussed below.

As of June 30, 2019, our working capital (current assets minus current liabilities) was $124.4 million compared to $128.0 million as of December 31, 2018. Cash and cash equivalents totaled $10.1 million and $6.7 million as of June 30, 2019 and December 31, 2018, respectively.

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

There were no borrowings under the Credit Agreement as of June 30, 2019. Borrowings under the Credit Agreement were $11.5 million as of December 31, 2018.

Net cash provided by operating activities in the first six months of 2019 was $17.3 million. Cash provided by operating activities was primarily the result of our net income adjusted for noncash charges and the fluctuations in working capital accounts that included decreases in trade and other receivables, contract assets, net, inventories, and prepaid expenses and other and increases in accrued and other liabilities offset by a decrease in accounts payable.

Net cash used in investing activities in the first six months of 2019 was $2.2 million, primarily due to $2.6 million of capital expenditures, which was primarily standard capital replacement, offset by $0.4 million of insurance proceeds from the Saginaw fire. Total capital expenditures in 2019 are expected to be $12.1 million for standard capital replacement and replacement of fire damaged property and equipment at our Saginaw facility.

Net cash used in financing activities in the first six months of 2019 was $11.7 million, primarily due to net repayments on line of credit of $11.5 million.

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

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2019 Q2 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2018 Form 10-K.

Borrowings on Line of Credit

As of June 30, 2019, we had no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Agreement. The Credit Agreement expires on October 25, 2023 and provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (the “Revolver Commitment”). We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and fixed assets, subject to various exclusions, adjustments, and sublimits. As of June 30, 2019, we had additional borrowing capacity of $49.4 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2019 Q2 Form 10-Q, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) on July 27, 2018. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Ameron. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Ameron from its evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. We have reported the operating results of Ameron in our condensed consolidated statements of operations and cash flows from the acquisition date through June 30, 2019. As of June 30, 2019, total assets related to Ameron represented approximately 16.4% of total assets. Revenues from Ameron comprised approximately 19.4% of total consolidated revenues for the six months ended June 30, 2019.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Ameron into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2019 Q2 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2019 Q2 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2018 Form 10-K could materially affect our business, financial condition, or operating results. The risks described in our 2018 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2019 Q2 Form 10-Q are listed below:

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

Dated: August 6, 2019

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Robin Gantt

Robin Gantt
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)