Form 10-Q
period 2019-09-30
NORTHWEST PIPE CO
filed 2019-10-31
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock as of October 22, 2019 was 9,746,979 shares.

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net sales	$75,226	$52,455	$207,072	$114,605
Cost of sales	59,751	47,252	176,808	109,292
Gross profit	15,475	5,203	30,264	5,313
Selling, general, and administrative expense	4,900	5,332	13,852	12,523
Gain on sale of facilities	-	(2,760)	-	(2,760)
Restructuring expense	-	134	-	1,222
Operating income (loss)	10,575	2,497	16,412	(5,672)
Bargain purchase gain	-	21,880	-	21,880
Other income	2,792	59	2,976	249
Interest income	23	38	30	256
Interest expense	(114)	(129)	(365)	(385)
Income before income taxes	13,276	24,345	19,053	16,328
Income tax expense (benefit)	2,529	(3,456)	3,167	(3,836)
Net income	$10,747	$27,801	$15,886	$20,164

Net income per share:
Basic	$1.10	$2.86	$1.63	$2.07
Diluted	$1.10	$2.86	$1.63	$2.07

Shares used in per share calculations:
Basic	9,745	9,735	9,739	9,723
Diluted	9,785	9,735	9,762	9,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$10,747	$27,801	$15,886	$20,164

Other comprehensive income (loss), net of tax:
Pension liability adjustment	25	23	78	84
Unrealized gain (loss) on cash flow hedges	(2)	(16)	(17)	19
Other comprehensive income, net of tax	23	7	61	103
Comprehensive income	$10,770	$27,808	$15,947	$20,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,744	$6,677
Trade and other receivables, less allowance for doubtful accounts of $532 and $660	36,632	34,394
Contract assets	90,800	74,271
Inventories	27,287	39,376
Prepaid expenses and other	3,178	4,795
Total current assets	169,641	159,513
Property and equipment, less accumulated depreciation and amortization of $84,477 and $76,861	99,440	103,447
Other assets	16,232	8,390
Total assets	$285,313	$271,350

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,626	$19,784
Accrued liabilities	12,174	7,963
Contract liabilities	10,862	3,745
Total current liabilities	30,662	31,492
Borrowings on line of credit	-	11,464
Other long-term liabilities	18,898	9,804
Total liabilities	49,560	52,760

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,746,979 and 9,735,055 shares issued and outstanding	97	97
Additional paid-in-capital	120,051	118,835
Retained earnings	117,315	101,194
Accumulated other comprehensive loss	(1,710)	(1,536)
Total stockholders’ equity	235,753	218,590
Total liabilities and stockholders’ equity	$285,313	$271,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2019	9,744,827	$97	$119,510	$106,568	$(1,733)	$224,442
Net income	-	-	-	10,747	-	10,747
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	25	25
Unrealized loss on cash flow hedges, net of tax benefit of $1	-	-	-	-	(2)	(2)
Issuance of common stock under stock compensation plans	2,152	-	-	-	-	-
Share-based compensation expense	-	-	541	-	-	541
Balances, September 30, 2019	9,746,979	$97	$120,051	$117,315	$(1,710)	$235,753

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2018	9,735,055	$97	$118,835	$73,245	$(1,349)	$190,828
Net income	-	-	-	27,801	-	27,801
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	23	23
Unrealized loss on cash flow hedges, net of tax benefit of $5	-	-	-	-	(16)	(16)
Balances, September 30, 2018	9,735,055	$97	$118,835	$101,046	$(1,342)	$218,636

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018-02 (Note 14)	-	-	-	235	(235)	-
Net income	-	-	-	15,886	-	15,886
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	78	78
Unrealized loss on cash flow hedges, net of tax benefit of $9	-	-	-	-	(17)	(17)
Issuance of common stock under stock compensation plans	11,924	-	-	-	-	-
Share-based compensation expense	-	-	1,216	-	-	1,216
Balances, September 30, 2019	9,746,979	$97	$120,051	$117,315	$(1,710)	$235,753

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2017	9,619,755	$96	$119,856	$81,757	$(1,445)	$200,264
Cumulative-effect adjustment for ASC Topic 606	-	-	-	(875)	-	(875)
Net income	-	-	-	20,164	-	20,164
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	84	84
Unrealized gain on cash flow hedges, net of tax expense of $3	-	-	-	-	19	19
Issuance of common stock under stock compensation plans	115,300	1	(1,302)	-	-	(1,301)
Share-based compensation expense	-	-	281	-	-	281
Balances, September 30, 2018	9,735,055	$97	$118,835	$101,046	$(1,342)	$218,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,886	$20,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bargain purchase gain	-	(21,880)
Depreciation and finance lease amortization	9,215	5,644
Gain on sale of facilities	-	(2,760)
Amortization of intangible assets	269	382
Deferred income taxes	2,718	(3,915)
Gain on insurance proceeds	(431)	-
Share-based compensation expense	1,216	281
Other, net	157	630
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	(4,263)	6,014
Contract assets, net	(7,373)	(11,142)
Inventories	12,016	(7,063)
Prepaid expenses and other assets	2,507	1,131
Accounts payable	(12,337)	6,291
Accrued and other liabilities	1,786	(1,007)
Net cash provided by (used in) operating activities	21,366	(7,230)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(37,223)
Additions to property and equipment	(5,925)	(3,087)
Proceeds from sale of facilities	-	5,848
Proceeds from sale of property and equipment	15	106
Proceeds from insurance	1,400	-
Net cash used in investing activities from continuing operations	(4,510)	(34,356)
Net cash provided by investing activities from discontinued operations	-	750
Net cash used in investing activities	(4,510)	(33,606)
Cash flows from financing activities:
Borrowings on line of credit	41,744	190
Repayments on line of credit	(53,208)	-
Tax withholdings related to net share settlements of restricted stock and performance share awards	-	(1,301)
Payments on finance lease obligations	(325)	(152)
Net cash used in financing activities	(11,789)	(1,263)
Change in cash and cash equivalents	5,067	(42,099)
Cash and cash equivalents, beginning of period	6,677	43,646
Cash and cash equivalents, end of period	$11,744	$1,547

Noncash investing and financing activities:
Accrued property and equipment purchases	$515	$144
Right-of-use assets obtained in exchange for operating lease liabilities	$1,238	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$-	$458

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The Condensed Consolidated Financial Statements are expressed in United States Dollars and include the accounts of Northwest Pipe Company (the “Company”) and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

The Company produces engineered pipeline systems including steel pipe, reinforced concrete pipe, and protective linings. These pipeline systems are primarily used in water infrastructure including drinking water, hydroelectric power systems, wastewater systems, industrial plant piping systems, certain structural applications, and other applications. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Therefore, the Company has determined that it operates in one segment, Water Infrastructure.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information as of December 31, 2018 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2018 Form 10‑K.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2019.

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

On July 27, 2018, the Company completed the acquisition of 100% of Ameron Water Transmission Group, LLC for a purchase price of $38.1 million in cash. The results of Ameron’s operations have been included in the consolidated financial statements since that date. Ameron was a major supplier of engineered welded steel pressure pipe and reinforced concrete pipe. In addition to strengthening the Company's position in the water infrastructure market, this acquisition expanded the Company’s bar-wrapped concrete cylinder pipe capabilities and added reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications—to the Company’s product portfolio. In connection with the acquisition, the Company acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as protective lining equipment in Brea, California.

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

The Company recorded no measurement period adjustments during the three and nine months ended September 30, 2019. As a result of additional information obtained about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the fourth quarter of 2018, which resulted in a net decrease of the bargain purchase gain of $1.8 million. The adjustments primarily included reclassifications between balance sheet categories and a $2.0 million reduction in inventories.

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

The Company incurred costs associated with this acquisition of $1.9 million and $2.0 million during the three and nine months ended September 30, 2018. These costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Ameron had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018

Net sales	$57,250	$142,969
Net income (loss)	6,822	(18,059)

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

4.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018

Raw materials	$23,103	$34,426
Work-in-process	1,616	2,368
Finished goods	937	1,075
Supplies	1,631	1,507
Total inventories	$27,287	$39,376

5.	Leases

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

Lease cost consists of the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$109	$328
Interest on lease liabilities	13	42
Operating lease cost	514	1,419
Short-term lease cost	383	958
Variable lease cost	33	108
Total lease cost	$1,052	$2,855

The future maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2019	$103	$510
2020	375	1,934
2021	258	1,257
2022	237	951
2023	34	802
Thereafter	-	4,478
Total lease payments	1,007	9,932
Amount representing interest	(76)	(1,714)
Present value of lease liabilities	931	8,218
Current portion of lease liabilities, included in Accrued liabilities	(345)	(1,654)
Lease liabilities, less current portion, included in Other long-term liabilities	$586	$6,564

The following table summarizes the lease terms and discount rates for the lease liabilities:

September 30, 2019
Weighted-average remaining lease term (years)
Finance leases	2.97
Operating leases	8.38
Weighted-average discount rate
Finance leases	5.10%
Operating leases	4.51%

The following table presents other information related to the operating and finance leases (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,396)
Operating cash flows from finance leases	(42)
Financing cash flows from finance leases	(325)
Right-of-use assets obtained in exchange for operating lease liabilities	1,238
Right-of-use assets obtained in exchange for finance lease liabilities	-

6.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2019
Financial assets:
Deferred compensation plan	$5,072	$4,270	$802	$-
Foreign currency forward contracts	1	-	1	-
Total financial assets	$5,073	$4,270	$803	$-

Financial liabilities:
Foreign currency forward contracts	$(18)	$-	$(18)	$-

As of December 31, 2018
Financial assets:
Deferred compensation plan	$4,719	$3,925	$794	$-
Foreign currency forward contracts	101	-	101	-
Total financial assets	$4,820	$3,925	$895	$-

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cost of sales	$125	$-	$249	$12
Selling, general, and administrative expense	416	-	967	269
Total	$541	$-	$1,216	$281

Stock Option Awards

The following table summarizes stock option activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(In thousands)
Balance, December 31, 2018	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, September 30, 2019	24,000	24.15
Exercisable, September 30, 2019	24,000	24.15	0.50	$96

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

The following table summarizes RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value
Unvested PSAs as of December 31, 2018	39,992	$19.97
RSUs and PSAs granted	86,701	23.56
Unvested RSUs and PSAs canceled	(1,531)	23.56
PSAs vested (2)	(39,992)	19.97
Unvested RSUs and PSAs as of September 30, 2019	85,170	23.56

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

The PSAs vested on March 29, 2019; the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0% as the performance-based conditions were not achieved.

The unvested balance of RSUs and PSAs as of September 30, 2019 includes approximately 64,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 150%.

As of September 30, 2019, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Awards

For the nine months ended September 30, 2019 and 2018, stock awards of 11,924 shares and 11,172 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $25.16 in 2019 and $21.48 in 2018.

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

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Voluntary Agreement”) with the ODEQ, and has performed remedial investigation work required under the Voluntary Agreement. In 2016, the EPA and the ODEQ requested additional groundwater sampling. The results of this sampling, which is ongoing, have been generally consistent with previous sampling and modeling work. The Company anticipates it will file a final Remedial Investigation/Source Control Evaluation report with the ODEQ and the EPA in 2019. Based on discussions with the ODEQ and the EPA, the Company believes the selected remedy will be Monitored Natural Attenuation.

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while the Company repaired the damage. The Company’s other production locations were deployed to absorb the lost production that resulted. The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts, and worked with its insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. As of September 30, 2019, the Company had written off $0.9 million of property and equipment and $0.1 million of inventories that were damaged in the fire, which was offset by $1.4 million of insurance proceeds resulting in a gain of $0.4 million recognized in Other income. The Company also maintains business interruption insurance coverage. During the nine months ended September 30, 2019, the Company incurred $3.9 million in incremental production costs resulting from the fire at the Saginaw facility, which was offset by $1.0 million of business interruption insurance proceeds received and recorded in Cost of sales. Any insurance recoveries associated with these costs will be recorded as they are received in future quarters as the Company works with its insurer to settle the claim.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of September 30, 2019. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in revenue of $0.4 million and $(1.1) million for the three and nine months ended September 30, 2019, respectively, and $(0.2) million and $0.5 million during the three and nine months ended September 30, 2018, respectively.

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $6.5 million and $3.3 million during the three and nine months ended September 30, 2019, respectively, and $0.1 million and $2.2 million during the three and nine months ended September 30, 2018, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of September 30, 2019, backlog was approximately $211.3 million. The Company expects to recognize approximately 35% of the remaining performance obligations in 2019, 47% in 2020, and the balance thereafter.

11.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2015.

The Company recorded an income tax expense (benefit) at an estimated effective income tax rate of 19.0% and 16.6% for the three and nine months ended September 30, 2019, respectively, and 14.2% and 23.5% for the three and nine months ended September 30, 2018, respectively. The Company’s estimated effective income tax rate for the three and nine months ended September 30, 2019 was impacted by the final Section 965 regulations issued in June 2019 related to certain foreign tax credit aspects of the transition tax, as well as the estimated changes in the Company’s valuation allowance.

The Company had $4.4 million of unrecognized income tax benefits as of September 30, 2019 and December 31, 2018. The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense (benefit).

12.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Balance, December 31, 2018	$(1,551)	$15	$(1,536)

Cumulative-effect adjustment for ASU 2018-02 (Note 14)	(235)	-	(235)

Other comprehensive income (loss) before reclassifications	70	(10)	60
Amounts reclassified from Accumulated other comprehensive loss	8	(7)	1
Net current period adjustments to Other comprehensive income	78	(17)	61

Balance, September 30, 2019	$(1,708)	$(2)	$(1,710)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item in the Condensed Consolidated
Comprehensive Loss Components	2019	2018	2019	2018	Statements of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(2)	$-	$(8)	$-	Cost of sales
	(2)	-	(8)	-	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain	3	12	10	9	Net sales
Associated income tax expense	(1)	(3)	(3)	(2)	Income tax expense (benefit)
	2	9	7	7	Net of tax
Total reclassifications for the period	$-	$9	$(1)	$7

13.	Net Income per Share

Basic net income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs, and PSAs, to the extent dilutive. Performance-based PSAs are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss, all potential shares of common stock are excluded from the computation of diluted net loss per share as the impact would be antidilutive.

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$10,747	$27,801	$15,886	$20,164

Basic weighted-average common shares outstanding	9,745	9,735	9,739	9,723
Effect of potentially dilutive common shares(1)	40	-	23	9
Diluted weighted-average common shares outstanding	9,785	9,735	9,762	9,732

Net income per common share:
Basic	$1.10	$2.86	$1.63	$2.07
Diluted	$1.10	$2.86	$1.63	$2.07

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 64,000 and 62,000 for the three and nine months ended September 30, 2018, respectively, including approximately 40,000 and 38,000, respectively, of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of September 30, 2018.

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

Accounting Changes

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, “Leases (Topic 842)” (“ASU 2016‑02”), which requires lessees to recognize on the balance sheet right-of-use assets and lease liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. During 2018 and 2019, the FASB issued additional ASUs that clarify the implementation guidance for ASU 2016-02 but do not change the core principle of the guidance. The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” on January 1, 2019 using the modified retrospective transition method which allowed it to continue to apply legacy guidance for periods prior to 2019. The Company elected the package of transition practical expedients which, among other things, allowed it to keep the historical lease classifications and not reassess the lease classification for any existing leases as of the date of adoption. The Company also made an accounting policy election to apply the short-term lease exception, which allows it to keep leases with an initial term of twelve months or less off the balance sheet. Upon adoption on January 1, 2019, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $8.0 million.

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

In July 2019, the FASB issued Accounting Standards Update No. 2019-07, “Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update),” which aligns the guidance in various SEC sections of the FASB ASC with the requirements of certain already effective SEC final rules. The Company adopted this guidance upon issuance and the impact was not material to the Company's Condensed Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (“2019 Q3 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business, our ability to effectively integrate acquisitions into our business and operations and achieve significant administrative and operational cost synergies, the impacts of the Tax Cuts and Jobs Act of 2017, the adequacy of our insurance coverage, operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters, and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2019 Q3 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is the largest manufacturer of engineered steel water pipeline systems in North America. Our manufacturing facilities are strategically positioned to meet North America’s growing needs for water and wastewater infrastructure. Our solution-based products serve a wide range of markets including water transmission, plant piping, tunnels, and river crossings. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. These pipeline systems are produced from several manufacturing facilities which are located in Portland, Oregon; San Luis Río Colorado, Mexico; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and Brea, California. In the second quarter of 2018, we closed our leased facility in Salt Lake City, Utah and ceased production at our Monterrey, Mexico facility. The Monterrey, Mexico facility was sold in December 2018.

In July 2018, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of $38.1 million. Ameron was a major supplier of engineered welded steel pressure pipe and reinforced concrete pipe. In addition to strengthening our position in the water infrastructure market, this acquisition expanded our bar-wrapped concrete cylinder pipe capabilities and added reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications—to our product portfolio. In connection with the acquisition, we acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as protective lining equipment in Brea, California.

On April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while we repaired the damage. Our other production locations were deployed to absorb the lost production that resulted. We have insurance coverage in place covering, among other things, property damage up to certain specified amounts, and worked with the insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. We also maintain business interruption insurance coverage and are working with the insurer to settle the claim.

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

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	$	% of Net Sales	$	% of Net Sales

Net sales	$75,226	100.0%	$52,455	100.0%
Cost of sales	59,751	79.4	47,252	90.1
Gross profit	15,475	20.6	5,203	9.9
Selling, general, and administrative expense	4,900	6.5	5,332	10.1
Gain on sale of facilities	-	-	(2,760)	(5.3)
Restructuring expense	-	-	134	0.3
Operating income	10,575	14.1	2,497	4.8
Bargain purchase gain	-	-	21,880	41.6
Other income	2,792	3.7	59	0.1
Interest income	23	-	38	0.1
Interest expense	(114)	(0.2)	(129)	(0.2)
Income before income taxes	13,276	17.6	24,345	46.4
Income tax expense (benefit)	2,529	3.3	(3,456)	(6.6)
Net income	$10,747	14.3%	$27,801	53.0%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	$	% of Net Sales	$	% of Net Sales

Net sales	$207,072	100.0%	$114,605	100.0%
Cost of sales	176,808	85.4	109,292	95.4
Gross profit	30,264	14.6	5,313	4.6
Selling, general, and administrative expense	13,852	6.7	12,523	10.8
Gain on sale of facilities	-	-	(2,760)	(2.4)
Restructuring expense	-	-	1,222	1.1
Operating income (loss)	16,412	7.9	(5,672)	(4.9)
Bargain purchase gain	-	-	21,880	19.0
Other income	2,976	1.5	249	0.2
Interest income	30	-	256	0.2
Interest expense	(365)	(0.2)	(385)	(0.3)
Income before income taxes	19,053	9.2	16,328	14.2
Income tax expense (benefit)	3,167	1.5	(3,836)	(3.4)
Net income	$15,886	7.7%	$20,164	17.6%

We have one operating segment, Water Infrastructure, which produces engineered pipeline systems including steel pipe, reinforced concrete pipe, and protective linings. These pipeline systems are primarily used in water infrastructure including drinking water, hydroelectric power systems, wastewater systems, industrial plant piping systems, certain structural applications, and other applications. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2019 Q3 Form 10-Q for information on our acquisition of Ameron in July 2018.

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Net sales. Net sales increased 43.4% to $75.2 million for the third quarter of 2019 compared to $52.5 million for the third quarter of 2018 primarily due to a 73% increase in tons produced, partially offset by a 17% decrease in selling price per ton. The increase in tons produced was due to increased demand. The decrease in selling price per ton was due to a change in product mix. Net sales increased 80.7% to $207.1 million for the first nine months of 2019 compared to $114.6 million for the first nine months of 2018 primarily due to a 97% increase in tons produced, partially offset by an 8% decrease in selling price per ton. The increase in tons produced was due to increased demand coupled with the acquired Ameron operations, which contributed $40.7 million and $11.1 million in net sales during the first nine months of 2019 and 2018, respectively. The decrease in selling price per ton was due to a change in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased to $15.5 million (20.6% of Net sales) for the third quarter of 2019 compared to $5.2 million (9.9% of Net sales) for the third quarter of 2018 and increased to $30.3 million (14.6% of Net sales) for the first nine months of 2019 compared to $5.3 million (4.6% of Net sales) for the first nine months of 2018. The increase in gross profit was primarily due to increased production volume coupled with the addition of the Ameron operations. This was partially offset by $0.7 million and $3.9 million in incremental production costs in the third quarter and first nine months of 2019, respectively, resulting from the fire at our Saginaw facility, which were partially offset by $1.0 million of business interruption insurance proceeds received in the third quarter of 2019. Any insurance recoveries associated with these costs will be recorded as they are received in future quarters as we work with our insurer to settle the claim.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 8.1% to $4.9 million (6.5% of total Net sales) for the third quarter of 2019 compared to $5.3 million (10.1% of total Net sales) for the third quarter of 2018 and increased 10.6% to $13.9 million (6.7% of total Net sales) for the first nine months of 2019 compared to $12.5 million (10.8% of total Net sales) for the first nine months of 2018. The decrease in selling, general, and administrative expense for the third quarter of 2019 compared to the third quarter of 2018 was primarily due to $1.3 million in lower professional and other fees related to the Ameron acquisition offset by $1.0 million in higher incentive compensation-related expense. The increase in selling, general, and administrative expense for the first nine months of 2019 compared to the first nine months of 2018 was primarily due to $2.8 million in higher incentive compensation-related expense offset by $1.4 million in lower professional and other fees related to the Ameron acquisition.

Gain on sale of facilities. In August 2018, we sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

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

Other income. In August 2019, we received $2.3 million of proceeds related to a legal settlement involving certain pipe produced at our former Houston, Texas and Bossier City, Louisiana facilities. In addition, during the third quarter of 2019, we recognized a gain of $0.4 million upon receipt of insurance proceeds for property damage resulting from the fire at our Saginaw facility.

Income taxes. Income tax expense was $2.5 million in the third quarter of 2019 (an effective income tax rate of 19.0%) compared to an income tax benefit of $3.5 million in the third quarter of 2018 (an effective income tax rate of 14.2%). Income tax expense was $3.2 million in the first nine months of 2019 (an effective income tax rate of 16.6%) compared to an income tax benefit of $3.8 million in the first nine months of 2018 (an effective income tax rate of 23.5%). The effective income tax rate for the third quarter and first nine months of 2019 was impacted by the final Section 965 regulations issued in June 2019 related to certain foreign tax credit aspects of the transition tax, as well as the estimated changes in our valuation allowance. The effective income tax rate for the third quarter and first nine months of 2018 was impacted by the nontaxable $21.9 million bargain purchase gain recorded in connection with the acquisition of Ameron, as well as the estimated changes in our valuation allowance and the tax windfall from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. dated October 25, 2018 (the “Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the nine months ended September 30, 2019 and 2018 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2019 Q3 Form 10‑Q, and are further discussed below.

As of September 30, 2019, our working capital (current assets minus current liabilities) was $139.0 million compared to $128.0 million as of December 31, 2018. Cash and cash equivalents totaled $11.7 million and $6.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

There were no borrowings under the Credit Agreement as of September 30, 2019. Borrowings under the Credit Agreement were $11.5 million as of December 31, 2018.

Net cash provided by operating activities in the first nine months of 2019 was $21.4 million. Cash provided by operating activities was primarily the result of our net income adjusted for noncash charges and the fluctuations in working capital accounts that included decreases in inventories and prepaid expenses and other and an increase in accrued and other liabilities offset by increases in trade and other receivables and contract assets, net and a decrease in accounts payable.

Net cash used in investing activities in the first nine months of 2019 was $4.5 million, primarily due to $5.9 million of capital expenditures, which was primarily standard capital replacement and replacement of fire damaged property and equipment at our Saginaw facility, offset by $1.4 million of insurance proceeds. Any insurance recoveries associated with these costs will be recorded as they are received in future quarters as we work with our insurer to settle the claim. Total capital expenditures in 2019 are expected to be $11.1 million for standard capital replacement and replacement of fire damaged property and equipment at our Saginaw facility.

Net cash used in financing activities in the first nine months of 2019 was $11.8 million, primarily due to net repayments on the line of credit of $11.5 million.

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

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2019 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2018 Form 10‑K.

Borrowings on Line of Credit

As of September 30, 2019, we had no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Agreement. The Credit Agreement expires on October 25, 2023 and provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (the “Revolver Commitment”). We have the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement.

The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and equipment, subject to various exclusions, adjustments, and sublimits. As of September 30, 2019, we had additional borrowing capacity of $45.1 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2019 Q3 Form 10‑Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2019 Q3 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019 as compared to the critical accounting policies and estimates disclosed in our 2018 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2019 Q3 Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2019 Q3 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2018 Form 10-K could materially affect our business, financial condition, or operating results. The risks described in our 2018 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2019 Q3 Form 10-Q are listed below:

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

Dated: October 31, 2019

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Robin Gantt

Robin Gantt
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)