Form 10-K
period 2019-12-31
NORTHWEST PIPE CO
filed 2020-03-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

OREGON	93-0557988
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $218,253,918 as of June 28, 2019 based upon the last sales price as reported by Nasdaq.

The number of shares outstanding of the registrant’s common stock as of February 24, 2020 was 9,750,851 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its 2018 Form 10‑K, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019, and its Proxy Statement for its 2020 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2019 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business, our ability to effectively integrate Geneva Pipe Company, Inc. (“Geneva”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results, the impacts of recent U.S. tax reform legislation on our results of operations, the adequacy of our insurance coverage, operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters, and other risks discussed in Part I — Item 1A. “Risk Factors” of this 2019 Form 10-K and from time to time in our other SEC filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2019 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2019 Form 10-K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

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

Recent Strategic Actions

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe Company, Inc. for a purchase price of approximately $49.4 million, subject to a post-closing adjustment based on changes in net working capital. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expands our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative products that extend the life of concrete pipe and manholes for sewer applications. Operations will continue with Geneva's current management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. Unless otherwise indicated, the information discussed in Part I — Item 1. “Business” refers to Northwest Pipe Company prior to the acquisition of Geneva.

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

Within this market, we focus on large-diameter, engineered welded steel pipeline systems utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the total addressable market for the products sold will be approximately $1.3 billion over the next three years.

A combination of new population centers, rising demand on developed water sources, substantial underinvestment in water infrastructure over the past several decades, and increasingly stringent regulatory policies are driving demand for water infrastructure projects in the United States. These trends are intensifying the need for new water infrastructure as well as the need to upgrade, repair, and replace existing water infrastructure. While we believe this offers the potential for increased demand for our water infrastructure products and other products related to water transmission, budgetary pressures could impact governmental and public water agency projects in the near-term.

According to the United States Census Bureau, the population of the United States will increase by approximately 59 million people between 2020 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. The 2020 Dodge Construction Outlook forecasts public works construction starts in 2020 will grow by 4% from 2019 levels.

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

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The U.S. Senate passed the latest Water Resources Development Act, which was included in the Water Infrastructure Improvements for the Nation Act signed by the President of the United States in December 2016. This authorizes new infrastructure projects around the country and contains substantive provisions in regards to drinking water infrastructure. Additionally, the EPA’s Water Infrastructure Finance and Innovation Act (“WIFIA”) program provides credit assistance for water infrastructure projects. In a March 2019 EPA press release, EPA Administrator Andrew Wheeler said, “This new round of WIFIA funding provides up to $6 billion in credit assistance which, combined with other sources, could support $12 billion in water infrastructure projects and create more than 180,000 jobs. For this round, we are prioritizing construction-ready projects in three areas: water reuse and recycling, reducing exposure to lead and addressing emerging contaminants, and updating aging infrastructure.”

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

Products

Water transmission pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inch to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches or wall thicknesses exceeding 1.00 inch. Linings and coating capabilities include cement mortar, polyurethane, epoxies, polyethylene tape, and coal-tar enamel according to our customers’ project specifications. Fabrication of fittings and specials are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

We manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects. Additionally we manufacture wet-cast reinforced concrete pipe typically used in non-pressure, gravity fed sewer and stormwater applications.

Marketing

Our plant locations in Oregon, California, Texas, West Virginia, Missouri, and Mexico allow us to efficiently serve customers throughout North America. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and products, and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with public water agencies, contractors, and engineering firms, often years in advance of projects being bid. These relationships allow us to identify and evaluate planned projects at early stages, and pursue these projects by offering technical support and resources. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

As such, the primary customers for our water transmission products are installation contractors for projects funded by public water agencies. One customer accounted for 23% of total Net sales from continuing operations for the year ended December 31, 2019. We do not believe the potential loss of this customer would have had an adverse effect on our business, due to the nature of the industry and the competition between installation contractors. No customer accounted for 10% or more of total Net sales from continuing operations in 2018 or 2017.

Manufacturing

Water transmission manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxies, cement mortar, coal-tar enamel, and Pritec®. The inside of the pipe cylinders can be lined with cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities. Typically, completed pipe segments are evaluated for structural integrity with a hydrotester. Upon final inspection, the pipe is prepared for shipment. We ship our products to project sites principally by commercial truck.

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

Quality Assurance. We have quality management systems in place that assure we are consistently providing products that meet or exceed customer and applicable regulatory requirements. All of our quality management systems in the United States and Mexico are registered under either a multi-site registration by the International Organization for Standardization (“ISO”) or a plant certification from the Steel Plate Fabricators Association (“SPFA”). In addition to ISO and SPFA qualifications, we are certified for specific products or operations by the American Institute of Steel Construction, American Concrete Pressure Pipe Association, American Petroleum Institute, American Society of Mechanical Engineers, American Society for Nondestructive Testing, American Welding Society, Caltrans, and NSF International. Our Quality Assurance Department is responsible for monitoring and measuring the characteristics of our products. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, real-time imaging enhancement, real-time radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis, and finished product final inspection. Product is not released for customer shipment until there is verification that all product requirements have been met.

Product Liability. The manufacturing and use of our products involve a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages including consequential damages. We warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in the amount of $51 million, which we believe to be adequate. Historically, product liability claims against us have not been material. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Backlog

We measure backlog as a key metric to evaluate the commercial health of our business. Backlog represents the balance of remaining performance obligations under signed contracts. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2019 and 2018, backlog was approximately $199 million and $81 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2019 and 2018, backlog including confirmed orders was approximately $258 million and $252 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

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

With manufacturing facilities in Oregon, California, Texas, West Virginia, Missouri, and Mexico we believe we can more effectively compete throughout North America. Our primary competitors in the western United States and southwestern Canada are Imperial Pipe and West Coast Pipe. East of the Rocky Mountains, our primary competitors are Thompson Pipe Group, American SpiralWeld Pipe, and Mid America Pipe Fabricating & Supply, LLC.

No assurance can be given that new or existing competitors will not build new facilities or expand capacity within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe plant in Texas. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

The main raw component in our manufacturing process is steel. We have historically purchased hot rolled and galvanized steel coil from both domestic and foreign steel mills. Our suppliers include ArcelorMittal USA LLC, Nucor Corporation, EVRAZ North America, Steel Dynamics, Inc., Big River Steel, Altos Hornos de Mexico S.A.B de C.V., SSAB, Metal One America, Inc., and California Steel Industries, Inc. Steel is normally purchased after project award. From time to time, we may purchase small quantities of additional steel when it is available at favorable prices. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions, and currency exchange rates.

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

Environmental and Occupational Safety and Health Regulation

We are subject to federal, state, local, and foreign environmental and occupational safety and health laws and regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our financial position, results of operations, or cash flows.

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

Employees

As of January 31, 2020, prior to the acquisition of Geneva, we had 765 full-time employees; approximately 29% were salaried and approximately 71% were employed on an hourly basis. On January 31, 2020, we acquired Geneva and added 144 full-time employees; approximately 26% were salaried and approximately 74% were employed on an hourly basis. Approximately 18% of our employees are subject to collective bargaining agreements. We consider our relations with our employees and labor unions to be good.

Geographic Information

We sold principally all of our products in the United States and Canada. As of December 31, 2019, our long-lived assets are located in the United States and Mexico. See Note 6 and Note 16 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K for property and equipment information and revenue by geographic region.

Executive Officers of the Registrant

Information regarding our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2019 Form 10-K and is incorporated herein by reference.

Available Information

Our Internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2019 Form 10-K.

Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2019 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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

We face risks in connection with the integration of Geneva and future potential acquisitions and divestitures. We acquired Geneva on January 31, 2020. The success of this acquisition depends, in part, on our ability to successfully integrate this business with our current operations and to realize the anticipated benefits, including synergies, from the acquisition on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate Geneva with our current business and to realize the anticipated benefits of this acquisition, including all of the risks identified in the next paragraph. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Our business faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete, ductile iron, polyvinyl chloride (“PVC”), and high density polyethylene (“HDPE”) pipe. Orders in our business are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, recent increases in capacity have negatively affected our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our manufacturing facilities in Oregon, California, Texas, West Virginia, Missouri, and Mexico allow us to compete throughout North America, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity further within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe plant in Texas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

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

We have a foreign operation which exposes us to the risks of doing business abroad. Our facility in San Luis Río Colorado, Mexico primarily exports products to the United States. We may operate in additional countries in the future. Any material changes in the quotas, regulations, tariffs, or duties on imports imposed by the United States government and our agencies, or on exports imposed by these foreign governments and their agencies could adversely affect our foreign operations.

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

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our average cost for a ton of steel was approximately $803 per ton in 2019, $818 per ton in 2018, and $650 per ton in 2017. In 2019, our monthly average steel purchasing costs ranged from a high of approximately $896 per ton to a low of approximately $608 per ton. This volatility can significantly affect our gross profit.

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

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. For example, as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K, on April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while we repaired the damage. The operating problems listed above may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace injury, exposure to hazardous materials, workers’ compensation, and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

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

Our backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts, was approximately $199 million as of December 31, 2019. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

We expect to continue to be subject to increasingly stringent environmental, health, and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental, health, and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance with these laws and regulations will continue to require capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising, for example, out of discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

Our information technology systems can be negatively affected by cybersecurity threats. Increased global information technology security requirements, vulnerabilities, threats, and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks, and the confidentiality, availability, and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification, or destruction of proprietary, employee, and other key information and operational disruptions, which in turn could adversely affect our reputation, competitiveness, and results of operations. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers, and employees, lead to claims against us, and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any of the foregoing factors could have an adverse effect on our business, financial position, results of operations, or cash flows.

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters. As of January 31, 2020, we had approximately 164 employees that were represented by labor unions. Although we believe that our relations with our employees and the labor unions are good, no assurances can be made that we will not experience conflicts with labor unions, other groups representing employees, or our employees in general, especially in the context of any future negotiations with our labor unions. We can also make no assurance that future negotiations with our labor unions will not result in a significant increase in the cost of labor.

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

The impact of the coronavirus on our operations, and the operations of our customers, suppliers and logistics providers, may harm our business. We are monitoring the potential impact of the coronavirus outbreak. This includes evaluating the impact on our customers, suppliers, and logistics providers as well as evaluating governmental actions being taken to curtail the spread of the virus. The significance of the impact on us is yet uncertain; however, a material adverse effect on our customers, suppliers, or logistics providers could adversely affect our business, financial position, results of operations, or cash flows.

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels continue to improve, we will have to increase our working capital substantially, as it takes several months for new orders to be translated into cash receipts. In general, borrowings under the Credit Agreement with Wells Fargo Bank, N.A. dated October 25, 2018 (“Credit Agreement”), as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo Bank, N.A. (collectively the “Amended Credit Agreement”), are limited to the lesser of $74 million or availability under a borrowing base, which is subject to various sublimits and borrowing restrictions as determined under the Amended Credit Agreement. As of January 31, 2020, we had approximately $19 million of outstanding borrowings under the Amended Credit Agreement and additional borrowing capacity of approximately $39 million. We also have an option under the Amended Credit Agreement to request, at any time prior to March 30, 2020, a term loan of up to approximately $16 million. As of the date of this filing, we have not exercised this request. We may not have sufficient availability under the Amended Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2019, we had no outstanding borrowings on our line of credit, $1.6 million of finance lease liabilities, and $7.9 million of operating lease liabilities. We could incur additional borrowings on our line of credit in the future to finance increases in working capital, fund capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

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

In addition, our variable rate indebtedness uses London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past. We expect that reasonable alternatives to LIBOR will be created and implemented prior to the 2021 target date. However, the transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not yet have insight into what the impacts might be.

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

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The agreements governing our debt include covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets. In addition, our Amended Credit Agreement is secured by a security interest in certain of the real property owned by us and our subsidiaries and substantially all of our and our subsidiaries' other assets.

Our ability to comply with the covenants under our debt instruments in the future is uncertain and will be affected by our results of operations and financial condition as well as other events and circumstances beyond our control. If market and other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A failure to comply with the requirements of these covenants, if not waived or cured, could permit acceleration of the related debt. If any of our debt is accelerated, we cannot assure you that we would have sufficient assets to repay such debt or that we would be able to refinance such debt on commercially reasonable terms or at all. The acceleration of a significant portion of our current and future debt could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

In addition, we are subject to certain provisions of the Oregon Business Corporation Act that could discourage potential acquisition proposals, could deter, delay, or prevent a change in control that our shareholders consider favorable, and could depress the market value of our common stock. Additional information regarding the above described provisions of our governing documents and the Oregon Business Corporation Act is set forth in the “Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934” filed as Exhibit 4.2 to this 2019 Form 10‑K.

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

The following table provides certain information about our operating facilities as of December 31, 2019:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Number and Type of Mills
Portland, Oregon	300,000	25	2 Spiral mills
San Luis Río Colorado, Mexico	273,000	105	2 Spiral mills, 1 Plate roll
Adelanto, California	200,000	100	3 Spiral mills, 1 Plate roll
Saginaw, Texas (2 facilities)	170,000	50	2 Spiral mills
Tracy, California	165,000	87	2 Spiral mills
Parkersburg, West Virginia	145,000	90	2 Spiral mills
St. Louis, Missouri	100,000	20	2 Plate rolls

As of December 31, 2019, we owned all of our facilities except for one of our Saginaw, Texas facilities and our St. Louis, Missouri facility, which are leased. Additionally, land adjacent to our Portland, Oregon facility and our Saginaw, Texas facility used for parking and/or pipe storage is leased.

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.”

There were 23 shareholders of record as of February 24, 2020. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. We do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2019 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” of this 2019 Form 10-K.

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

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2014	100.00	100.00	100.00
December 31, 2015	37.15	95.59	88.92
December 31, 2016	57.17	115.95	118.98
December 31, 2017	63.55	132.94	122.71
December 31, 2018	77.32	118.30	99.37
December 31, 2019	110.59	148.49	122.59

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2019 Form 10-K.

Item 6.	Selected Financial Data

The following tables include selected consolidated financial data and should be read in conjunction with Part II — Item 8. “Financial Statements and Supplementary Data” and Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2019 Form 10-K.

The consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 are derived from our audited Consolidated Financial Statements included in this 2019 Form 10-K. The consolidated financial data as of December 31, 2017, 2016, and 2015 and for the years ended December 31, 2016 and 2015 are derived from audited Consolidated Financial Statements which are not included in this 2019 Form 10-K and are adjusted for discontinued operations and the adoption of accounting standards required to be applied retrospectively.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$279,317	$172,149	$132,780	$149,387	$173,160
Gross profit	47,184	12,096	5,815	64	945
Income (loss) from continuing operations	27,902	20,312	(8,392)	(6,741)	(17,812)
Loss on discontinued operations	-	-	(1,771)	(2,522)	(11,576)
Net income (loss)	27,902	20,312	(10,163)	(9,263)	(29,388)

Earnings per Common Share:
Basic - Income (loss) from continuing operations	$2.86	$2.09	$(0.88)	$(0.71)	$(1.86)
Loss on discontinued operations	-	-	(0.18)	(0.26)	(1.21)
Net income (loss) per share	$2.86	$2.09	$(1.06)	$(0.97)	$(3.07)

Diluted - Income (loss) from continuing operations	$2.85	$2.09	$(0.88)	$(0.71)	$(1.86)
Loss on discontinued operations	-	-	(0.18)	(0.26)	(1.21)
Net income (loss) per share assuming dilution	$2.85	$2.09	$(1.06)	$(0.97)	$(3.07)

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Total assets (1)	$310,245	$271,350	$230,324	$241,555	$259,380
Long-term debt and finance lease liabilities, less current portion	1,221	12,303	737	602	676
Operating lease liabilities, less current portion (1)	6,247	-	-	-	-
Stockholders' equity	248,158	218,590	200,264	209,213	217,560

(1)

We adopted Accounting Standards Codification Topic 842, “Leases” on January 1, 2019 using the modified retrospective transition method which allowed us to continue to apply legacy guidance for periods prior to 2019. Results from periods prior to 2019 have not been restated. See Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10‑K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I – Item 1A. “Risk Factors” or in other parts of this 2019 Form 10-K. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2018 compared to the year ended December 31, 2017, refer to Part II — Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017” in our 2018 Form 10-K, which was filed with the SEC on March 15, 2019, and which is incorporated herein by reference.

Overview

Northwest Pipe Company is the largest manufacturer of engineered steel water pipeline systems in North America. Our manufacturing facilities are strategically positioned to meet North America’s growing needs for water and wastewater infrastructure. Our solution-based products serve a wide range of markets including water transmission, plant piping, tunnels, and river crossings. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. These pipeline systems are produced from several manufacturing facilities which are located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

In July 2018, we completed the acquisition of 100% of Ameron Water Transmission Group, LLC (“Ameron”) for a purchase price of $38.1 million. Ameron was a major supplier of engineered welded steel pressure pipe as well as reinforced concrete pipe. In addition to strengthening our position in the water infrastructure market, this acquisition expanded our bar-wrapped concrete cylinder pipe capabilities and added reinforced concrete pipe and T-Lock®—a proprietary PVC lining for concrete pipe sewer applications—to our product portfolio. In connection with the acquisition, we acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as protective lining equipment in Brea, California. In December 2019, we closed our leased facility in Brea, California.

On April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while we repaired the damage. Our other production locations were deployed to absorb the lost production that resulted. We have insurance coverage in place covering, among other things, property damage up to certain specified amounts and business interruption. We worked with the insurance company to restore the Saginaw facility to full service as safely and quickly as possible, resuming operations in October 2019. We are working with the insurer to settle the remaining claim.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe Company, Inc. for a purchase price of approximately $49.4 million, subject to a post-closing adjustment based on changes in net working capital. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expands our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative products that extend the life of concrete pipe and manholes for sewer applications. Operations will continue with Geneva's current management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. The financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations is that of Northwest Pipe Company prior to the acquisition of Geneva because the acquisition was completed after the period covered by the financial statements included in our 2019 Form 10‑K. Accordingly, the historical information included in our 2019 Form 10‑K, unless otherwise indicated, is that of Northwest Pipe Company prior to the acquisition.

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

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales	$279,317	100.0%	$172,149	100.0%	$132,780	100.0%
Cost of sales	232,133	83.1	160,053	93.0	126,965	95.6
Gross profit	47,184	16.9	12,096	7.0	5,815	4.4
Selling, general, and administrative expense	18,495	6.6	16,663	9.6	14,143	10.6
Gain on sale of facilities	-	0.0	(2,960)	(1.7)	-	0.0
Restructuring expense	-	0.0	1,364	0.8	881	0.7
Operating income (loss)	28,689	10.3	(2,971)	(1.7)	(9,209)	(6.9)
Bargain purchase gain	-	0.0	20,080	11.6	-	0.0
Other income	4,383	1.6	267	0.2	201	0.1
Interest income	40	0.0	267	0.2	6	0.0
Interest expense	(472)	(0.2)	(583)	(0.4)	(490)	(0.3)
Income (loss) from continuing operations before income taxes	32,640	11.7	17,060	9.9	(9,492)	(7.1)
Income tax expense (benefit)	4,738	1.7	(3,252)	(1.9)	(1,100)	(0.8)
Income (loss) from continuing operations	27,902	10.0	20,312	11.8	(8,392)	(6.3)
Discontinued operations:
Loss from operations of discontinued operations	-	0.0	-	0.0	(1,779)	(1.4)
Gain on sale of facility	-	0.0	-	0.0	6	0.0
Income tax benefit	-	0.0	-	0.0	(2)	0.0
Loss on discontinued operations	-	0.0	-	-	(1,771)	(1.4)
Net income (loss)	$27,902	10.0%	$20,312	11.8%	$(10,163)	(7.7)%

We have one operating segment, Water Infrastructure, which produces engineered pipeline systems including steel pipe, reinforced concrete pipe, and protective linings. These pipeline systems are primarily used in water infrastructure including drinking water systems, hydroelectric power systems, wastewater systems, industrial plant piping systems, certain structural applications, and other applications. See Note 3 and Note 4 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K for information on our acquisition of Ameron in July 2018 and our discontinued operations, which includes the results of our manufacturing facility in Atchison, Kansas that was sold in December 2017.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net sales. Net sales from continuing operations increased 62.3% to $279.3 million in 2019 compared to $172.1 million in 2018. The increase in net sales from continuing operations was primarily due to an 81% increase in tons produced, partially offset by a 10% decrease in selling price per ton. The increase in tons produced was due to increased demand coupled with the acquired Ameron operations, which contributed $55.4 million and $30.2 million in net sales in 2019 and 2018, respectively. The decrease in selling price per ton was due to a change in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 290.1% to $47.2 million (16.9% of Net sales from continuing operations) in 2019 compared to $12.1 million (7.0% of Net sales from continuing operations) in 2018. The increase in gross profit was primarily due to increased production volume coupled with the addition of the Ameron operations. This increase was partially offset by $6.6 million in incremental production costs in 2019 resulting from the fire at our Saginaw facility, which were partially offset by $5.0 million of business interruption insurance proceeds recorded in 2019. Any further insurance recoveries associated with these costs will be recorded as they are received in future quarters as we work with our insurer to settle the remaining claim.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 11.0% to $18.5 million (6.6% of Net sales from continuing operations) in 2019 compared to $16.7 million (9.6% of Net sales from continuing operations) in 2018. The increase in selling, general, and administrative expense was primarily due to $3.7 million in higher incentive compensation-related expense offset by $1.8 million in lower professional and other fees, primarily related to acquisition costs.

Gain on sale of facilities. In December 2018, we sold our Monterrey, Mexico facility for net proceeds of $2.7 million, resulting in a gain of $0.2 million. In August 2018, we sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

Restructuring expense. In March 2018, we announced our plan to close our leased manufacturing facility in Salt Lake City, Utah and move the production to our facility in St. Louis, Missouri, which was completed during the second quarter of 2018. Also in March 2018, we announced our plan to close our manufacturing facility in Monterrey, Mexico. Production ceased early in the second quarter of 2018, and the facility was sold in December 2018. We incurred restructuring expense of $1.4 million in 2018, which includes employee severance and termination related restructuring expense of $0.6 million and expense related to demobilization activities of $0.8 million.

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

Other income. In August 2019, we received $2.3 million of proceeds related to a favorable legal settlement involving certain pipe produced at our former Houston, Texas and Bossier City, Louisiana facilities. In addition, we recognized a gain in 2019 of $1.6 million on insurance proceeds for property damage resulting from the fire at our Saginaw facility.

Income taxes. Income tax expense from continuing operations was $4.7 million in 2019 (an effective income tax rate of 14.5%) compared to an income tax benefit from continuing operations of $3.3 million in 2018 (an effective income tax rate of 19.1%). The effective income tax rate for 2019 was primarily impacted by the estimated changes in our valuation allowance. The effective income tax rate for 2018 was impacted by the nontaxable $20.1 million bargain purchase gain recorded in connection with the acquisition of Ameron, as well as the estimated changes in our valuation allowance and the tax windfall from share-based compensation. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Amended Credit Agreement. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the years ended December 31, 2019, 2018, and 2017 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K, and are further discussed below.

As of December 31, 2019, our working capital (current assets minus current liabilities) was $153.5 million compared to $128.0 million as of December 31, 2018. Cash and cash equivalents totaled $31.0 million and $6.7 million as of December 31, 2019 and 2018, respectively.

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

There were no borrowings under the Credit Agreement as of December 31, 2019 compared to $11.5 million as of December 31, 2018.

Net Cash Provided by (Used in) Operating Activities From Continuing Operations

Net cash provided by (used in) operating activities from continuing operations was $42.9 million in 2019 compared to $(18.4) million in 2018. Net income, adjusted for non-cash items, generated $45.7 million of operating cash flow in 2019 compared to $3.7 million in 2018. The net change in working capital resulted in a decrease to net cash provided by operations of $2.8 million in 2019 compared to $22.1 million in 2018.

Net Cash Used in Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $6.4 million in 2019 compared to $32.4 million in 2018. Capital expenditures were $8.6 million in 2019 compared to $3.8 million in 2018, which was primarily standard capital replacement and in 2019, replacement of fire damaged property and equipment at our Saginaw facility. Net cash used in investing activities in 2019 was reduced by $2.1 million of insurance proceeds related to the fire at our Saginaw facility. Any further insurance recoveries associated with these costs will be recorded as they are received in future quarters as we work with our insurer to settle the remaining claim. Net cash used in investing activities in 2018 also includes the acquisition of Ameron for $37.2 million, net of cash acquired, offset by $8.5 million in net proceeds from the sale of facilities in Houston, Texas and Monterrey, Mexico.

Total capital expenditures in 2020 are expected to be approximately $14 million to $15 million for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities From Continuing Operations

Net cash provided by (used in) financing activities from continuing operations was $(12.1) million in 2019 compared to $9.3 million in 2018. Net borrowings (repayments) on the line of credit were $(11.5) million in 2019 compared to $11.5 million in 2018. Finance lease payments were $0.4 million in 2019 and 2018. Payment of debt issuance costs were $0.2 million in 2019 compared to $0.4 million in 2018. Net cash provided by financing activities in 2018 was reduced by tax withholdings of $1.3 million related to net share settlements of restricted stock awards vested.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Amended Credit Agreement will be adequate to fund our working capital and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Geneva in January 2020 which was funded by working capital and borrowings on the line of credit.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2019 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” of this 2019 Form 10-K.

Borrowings on Line of Credit

As of December 31, 2019, we had no outstanding borrowings and $1.6 million of outstanding letters of credit under the Credit Agreement. The Amended Credit Agreement expires on October 25, 2024 and provides for revolving loans and letters of credit in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). As of January 31, 2020, we had approximately $19 million of outstanding borrowings under the Amended Credit Agreement and additional borrowing capacity of approximately $39 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Borrowings under the Amended Credit Agreement bear interest at rates related to the daily three month LIBOR plus 1.5% to 2.0%. The Amended Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement) during any month. Such fee is payable monthly in arrears.

The Amended Credit Agreement provides the right to request, at any time prior to March 30, 2020, a Delayed Draw Term Loan (as defined in the Amended Credit Agreement) (“Term Loan”) of up to approximately $16 million bearing interest at the daily three month LIBOR plus 2.0% to 2.5%. If drawn, the Term Loan would be subject to monthly principal payments in the amount of 1/60th of the original principal amount of the Term Loan, with the remaining outstanding unpaid principal and accrued interest due on the maturity date. We will be obligated to prepay the Term Loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. There is also a provision that would require prepayment of the Obligations (as defined in the Amended Credit Agreement) in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). Subject to certain limitations, we may also voluntarily prepay the balance upon ten business days’ written notice.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Amended Credit Agreement also requires us to regularly provide financial information to Wells Fargo. Under the terms of the Amended Credit Agreement, mandatory prepayments may be required to the extent the revolving loans exceed the borrowing base or the Maximum Revolver Amount (as defined in the Amended Credit Agreement), or in the event we or our named affiliates receive cash proceeds from the sale or disposition of assets (including proceeds of insurance or arising from casualty losses), subject to certain limitations and exceptions, including sales of assets in the ordinary course of business.

The Amended Credit Agreement imposes financial covenants requiring us to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. The Amended Credit Agreement also provides a mechanism for determining an alternative benchmark rate to the LIBOR.

In connection with the execution and delivery of the Credit Agreement, we and certain of our subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo. Pursuant to the Amended Credit Agreement, our Obligations under the Amended Credit Agreement are secured by a security interest in certain of the real property owned by us and our subsidiaries and substantially all of our and our subsidiaries’ other assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations, or cash flows.

Contractual Obligations and Commitments

The following table sets forth our scheduled contractual commitments that will affect our future liquidity as of December 31, 2019 (in thousands):

		Payments due by period

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Finance leases	$1,641	$420	$641	$580	$-
Operating leases	7,889	1,642	1,795	1,266	3,186
Interest payments (1)	1,857	400	581	398	478
Total obligations (2) (3)	$11,387	$2,462	$3,017	$2,244	$3,664

(1)	These amounts represent estimated future interest payments related to our finance and operating leases.

(2)

Excludes liabilities associated with our pension and our deferred compensation plan as we are unable to reasonably estimate the ultimate amount or timing of settlement of such obligations. As of December 31, 2019, liabilities associated with our pension and deferred compensation plan are $1.7 million and $5.2 million, respectively, and are recorded in Other long-term liabilities in the Consolidated Balance Sheets.

(3)

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, approximately $4.4 million in uncertain tax positions has been excluded from the contractual table above. For further information, see Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K.

We also have entered into letters of credit that total $1.6 million as of December 31, 2019. The letters of credit relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2019 Form 10-K.

Critical Accounting Policies and Estimates

Management Estimates

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our Consolidated Financial Statements.

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

Share-based Compensation

We recognize the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. We estimate the fair value of restricted stock units and performance share awards using the value of our stock on the date of grant. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, we recognize compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions are ultimately not met.

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

Allowance for Doubtful Accounts

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments or from contract disputes. The amounts of such allowances are based on historical experience and management’s judgment. The extension and revision of credit is determined by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing, or other events. We believe the reported allowances as of December 31, 2019 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

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

Steel comprises approximately 30% to 35% of project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is awarded.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2019, we had no debt outstanding accruing interest at a variable rate, compared to $11.5 million as of December 31, 2018. Our finance and operating leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our Interest expense in 2019 or 2018.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. As of December 31, 2019, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar and Mexican Peso.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2019, the total notional amount of these foreign currency forward contracts was $6.1 million (CAD$7.9 million), of which we applied hedge accounting to all. As of December 31, 2019, all of our contracts had a remaining maturity of less than twelve months, except one contract with a notional amount of $3.6 million (CAD$4.8 million) which has a remaining maturity of 15 months. As of December 31, 2018, the total notional amount of these foreign currency forward contracts was $1.7 million (CAD$2.3 million), of which we applied hedge accounting to all.

A hypothetical 10% change in the Canadian Dollar or Mexican Peso foreign currency exchange rates would not have a material impact on our reported Net income (loss) from continuing operations in 2019 or 2018.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-34 at the end of this 2019 Form 10-K. The financial statement schedule required by this item is included on page S-1. The quarterly information required by this item is included in Note 21 of the Notes to Consolidated Financial Statements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on their evaluation, as of December 31, 2019, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance.

Name	Age as of December 31, 2019	Current Position with Northwest Pipe Company
Scott Montross	55	Director, President, and Chief Executive Officer
Robin Gantt	48	Senior Vice President and Chief Financial Officer
William Smith	64	Executive Vice President of Water Transmission Engineered Systems
Aaron Wilkins	45	Vice President of Finance, Corporate Controller, and Corporate Secretary
Miles Brittain	56	Vice President of Operations for Water Transmission Engineered Systems

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

Robin Gantt has served as our Senior Vice President and CFO since January 2011 and our Corporate Secretary from June 2015 through September 2019, after joining the Company in July 2010. Effective April 1, 2020, Ms. Gantt will retire from the Company. Ms. Gantt served as the CFO and Treasurer of EVRAZ North America from September 2007 through January 2010. From July 2005 through August 2007, Ms. Gantt served as Corporate Controller of Oregon Steel Mills, Inc., which became EVRAZ North America after its acquisition by Evraz Group S.A. in January 2007. Ms. Gantt joined Oregon Steel Mills, Inc. in 1999, holding several finance and accounting positions of increasing responsibility before being appointed to Controller in 2005.

William Smith has served as our Executive Vice President of Water Transmission Engineered Systems since September 2018. Prior to that, Mr. Smith served as our Executive Vice President Water Transmission, Executive Vice President Operations, and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 43-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe, and LB Foster.

Aaron Wilkins has served as our Vice President of Finance and Corporate Controller since September 2016 and our Corporate Secretary since September 2019. Effective April 1, 2020, Mr. Wilkins will succeed Ms. Gantt as CFO. Mr. Wilkins joined the Company in March 2014 as our Corporate Controller. Prior to joining the Company, Mr. Wilkins served two years as CFO of Omega Morgan, an industrial services company. Prior to that, Mr. Wilkins served seven years with Oregon Steel Mills, Inc. and then EVRAZ North America holding several finance and accounting positions including Corporate Controller and Assistant Treasurer and Director of Finance of EVRAZ North America’s Flat Products Group.

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

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 201 NE Park Plaza Drive, Suite 100, Vancouver, WA 98684. None of the material on our website is part of this 2019 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions Nominating and Governance Committee, Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)
Equity compensation plans approved by security holders	109,170	$24.15	480,876
Equity compensation plans not approved by security holders (3)	-	-	-
Total	109,170	$24.15	480,876

(1)	Consists of our 2007 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)

The weighted-average exercise price set forth in this column is calculated excluding outstanding performance share awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

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

Exhibit Number	Description
2.3	Membership Interest Purchase Agreement dated as of July 27, 2018 by and between Northwest Pipe Company and Ameron International Corporation, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 1, 2018

2.4

Agreement and Plan of Merger dated as of January 31, 2020 among Northwest Pipe Company, Hatch Acquisition Corporation, Geneva Pipe Company, Inc., the Shareholders of Geneva Pipe Company, Inc., and Kurt Johnson, as Shareholder Representative, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2020

3.1

Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1, as amended, effective November 30, 1995, Commission Registration No. 33-97308

3.2

First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-3, as amended, as filed with the Securities and Exchange Commission on October 20, 2006, Commission Registration No. 333-137923

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

4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.2

Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.4

Amendment to the Northwest Pipe Company 2007 Stock Incentive Plan dated April 12, 2013, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 17, 2013*

10.6

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.7

Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and each of Robin Gantt and Bill Smith dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.9

Change in Control Agreement between Northwest Pipe Company and Aaron Wilkins dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 2, 2016*

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

Exhibit Number	Description
10.12	Guaranty and Security Agreement dated October 25, 2018 among Northwest Pipe Company, Ameron Water Transmission Group, LLC, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

10.13	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.14	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.15

Consent and Amendment No. 1 to Credit Agreement dated January 31, 2020 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and NWPC, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2020

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification (“ASC”) Topic No. 842, and as disclosed in Note 16, in 2018 the Company changed its method of accounting for revenue recognition due to the adoption of ASC Topic No. 606.

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
March 3, 2020

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017

Net sales	$279,317	$172,149	$132,780
Cost of sales	232,133	160,053	126,965
Gross profit	47,184	12,096	5,815
Selling, general, and administrative expense	18,495	16,663	14,143
Gain on sale of facilities	-	(2,960)	-
Restructuring expense	-	1,364	881
Operating income (loss)	28,689	(2,971)	(9,209)
Bargain purchase gain	-	20,080	-
Other income	4,383	267	201
Interest income	40	267	6
Interest expense	(472)	(583)	(490)
Income (loss) from continuing operations before income taxes	32,640	17,060	(9,492)
Income tax expense (benefit)	4,738	(3,252)	(1,100)
Income (loss) from continuing operations	27,902	20,312	(8,392)
Discontinued operations:
Loss from operations of discontinued operations	-	-	(1,779)
Gain on sale of facility	-	-	6
Income tax benefit	-	-	(2)
Loss on discontinued operations	-	-	(1,771)
Net income (loss)	$27,902	$20,312	$(10,163)

Basic income (loss) per share:
Continuing operations	$2.86	$2.09	$(0.88)
Discontinued operations	-	-	(0.18)
Net income (loss) per share	$2.86	$2.09	$(1.06)

Diluted income (loss) per share:
Continuing operations	$2.85	$2.09	$(0.88)
Discontinued operations	-	-	(0.18)
Net income (loss) per share	$2.85	$2.09	$(1.06)

Shares used in per share calculations:
Basic	9,741	9,726	9,613
Diluted	9,779	9,733	9,613

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$27,902	$20,312	$(10,163)

Other comprehensive income (loss), net of tax:
Pension liability adjustment	16	(115)	57
Unrealized gain (loss) on cash flow hedges	(59)	24	(19)
Other comprehensive income (loss), net of tax	(43)	(91)	38
Comprehensive income (loss)	$27,859	$20,221	$(10,125)

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$31,014	$6,677
Trade and other receivables, less allowance for doubtful accounts of $801 and $660	38,026	34,394
Contract assets	91,186	74,271
Inventories	30,654	39,376
Prepaid expenses and other	4,159	4,795
Total current assets	195,039	159,513
Property and equipment, net	99,631	103,447
Other assets	15,575	8,390
Total assets	$310,245	$271,350

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,493	$19,784
Accrued liabilities	13,792	7,963
Contract liabilities	12,281	3,745
Total current liabilities	41,566	31,492
Borrowings on line of credit	-	11,464
Deferred income taxes	4,265	68
Other long-term liabilities	16,256	9,736
Total liabilities	62,087	52,760

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,746,979 and 9,735,055 shares issued and outstanding	97	97
Additional paid-in-capital	120,544	118,835
Retained earnings	129,331	101,194
Accumulated other comprehensive loss	(1,814)	(1,536)
Total stockholders’ equity	248,158	218,590
Total liabilities and stockholders’ equity	$310,245	$271,350

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2016	9,601,011	$96	$118,680	$91,920	$(1,483)	$209,213
Net loss	-	-	-	(10,163)	-	(10,163)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $21	-	-	-	-	57	57
Unrealized loss on cash flow hedges, net of tax benefit of $6	-	-	-	-	(19)	(19)
Issuance of common stock under stock compensation plans	18,744	-	(24)	-	-	(24)
Share-based compensation expense	-	-	1,200	-	-	1,200
Balances, December 31, 2017	9,619,755	96	119,856	81,757	(1,445)	200,264
Cumulative-effect adjustment for ASC Topic 606 (Note 16)	-	-	-	(875)	-	(875)
Net income	-	-	-	20,312	-	20,312
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $46	-	-	-	-	(115)	(115)
Unrealized gain on cash flow hedges, net of tax expense of $9	-	-	-	-	24	24
Issuance of common stock under stock compensation plans	115,300	1	(1,302)	-	-	(1,301)
Share-based compensation expense	-	-	281	-	-	281
Balances, December 31, 2018	9,735,055	97	118,835	101,194	(1,536)	218,590
Cumulative-effect adjustment for ASU 2018-02 (Note 2)	-	-	-	235	(235)	-
Net income	-	-	-	27,902	-	27,902
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $5	-	-	-	-	16	16
Unrealized loss on cash flow hedges, net of tax benefit of $20	-	-	-	-	(59)	(59)
Issuance of common stock under stock compensation plans	11,924	-	-	-	-	-
Share-based compensation expense	-	-	1,709	-	-	1,709
Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$27,902	$20,312	$(10,163)
Loss on discontinued operations	-	-	(1,771)
Income (loss) from continuing operations	27,902	20,312	(8,392)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Bargain purchase gain	-	(20,080)	-
Depreciation and finance lease amortization	12,391	8,767	6,060
Gain on sale of facilities	-	(2,960)	-
Amortization of intangible assets	322	550	495
Provision for doubtful accounts	290	429	638
Deferred income taxes	4,169	(3,847)	(341)
Gain on insurance proceeds	(1,641)	-	-
Share-based compensation expense	1,709	281	1,200
Other, net	566	236	234
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	(6,134)	2,220	(4,073)
Contract assets, net	(5,680)	(17,809)	(278)
Inventories	8,649	(13,628)	1,543
Prepaid expenses and other assets	2,454	2,910	(215)
Accounts payable	(4,675)	6,592	2,128
Accrued and other liabilities	2,564	(2,373)	(4,792)
Net cash provided by (used in) operating activities from continuing operations	42,886	(18,400)	(5,793)
Net cash used in operating activities from discontinued operations	-	-	(1,727)
Net cash provided by (used in) operating activities	42,886	(18,400)	(7,520)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(37,223)	-
Additions to property and equipment	(8,585)	(3,797)	(2,851)
Proceeds from sale of facilities	-	8,515	-
Proceeds from sale of property and equipment	39	141	146
Proceeds from insurance	2,123	-	-
Net cash used in investing activities from continuing operations	(6,423)	(32,364)	(2,705)
Net cash provided by investing activities from discontinued operations	-	4,465	32,505
Net cash provided by (used in) investing activities	(6,423)	(27,899)	29,800

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Borrowings on line of credit	$41,744	$29,904	$-
Repayments on line of credit	(53,208)	(18,440)	-
Tax withholdings related to net share settlements of restricted stock and performance share awards	-	(1,301)	(24)
Payments of debt issuance costs	(228)	(435)	-
Payments on finance lease liabilities	(434)	(398)	(327)
Payments of contingent consideration	-	-	(112)
Net cash provided by (used in) financing activities	(12,126)	9,330	(463)
Change in cash and cash equivalents	24,337	(36,969)	21,817
Cash and cash equivalents, beginning of period	6,677	43,646	21,829
Cash and cash equivalents, end of period	$31,014	$6,677	$43,646

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$369	$330	$258
Cash paid (received) during the period for income taxes (net of refunds of $286, $1 and $213)	$(55)	$170	$(153)
Noncash investing and financing activities:
Accrued property and equipment purchases	$719	$336	$184
Right-of-use assets obtained in exchange for operating lease liabilities	$1,335	$-	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$819	$599	$455
Proceeds from sale of facility placed in escrow	$-	$-	$4,465

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) produces engineered pipeline systems including steel pipe, reinforced concrete pipe, and protective linings. These pipeline systems are primarily used in water infrastructure including drinking water systems, hydroelectric power systems, wastewater systems, industrial plant piping systems, certain structural applications, and other applications. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Therefore, the Company has determined that it operates in one segment, Water Infrastructure. The Company has manufacturing facilities located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

The Consolidated Financial Statements are expressed in United States Dollars and include the accounts of Northwest Pipe Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Immaterial Correction of Error

The Company recorded revenue of $1.2 million during the three and twelve months ended December 31, 2018, which should have been recorded in the three months ended March 31, 2019. The misstatement in the timing of revenue recognition was due to an error in the measurement of costs incurred to date relative to estimated total direct costs at a recently acquired Ameron Water Transmission Group, LLC (“Ameron”) facility. Management concluded that this out of period adjustment was not material to the consolidated financial results for the years ended December 31, 2019 or 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a “book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statement of Cash Flows. The Company had no book overdraft as of December 31, 2019 and 2018.

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

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15 – 30 years); Buildings (20 – 40 years); and Machinery and equipment (3 – 30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term finance leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

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

Workers Compensation

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2019 and 2018, workers compensation reserves recorded were $1.7 million and $2.7 million, respectively, of which $0.3 million and $0.5 million, respectively, were included in Accrued liabilities and $1.4 million and $2.2 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued liabilities:
Accrued bonus	$3,977	$358
Accrued vacation payable	2,263	2,211
Operating lease liabilities	1,642	-
Accrued sales tax	1,537	1,753
Finance lease liabilities	420	416
Workers compensation reserves	269	452
Other	3,684	2,773
Total accrued liabilities	$13,792	$7,963

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

For the years ended December 31, 2019, 2018, and 2017, net foreign currency transaction gains (losses) of $0.5 million, $(0.4) million, and $(0.2) million, respectively, were recognized in earnings.

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

Share-based Compensation

The Company recognizes the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. The Company estimates the fair value of restricted stock units (“RSUs”) and performance share awards (“PSAs”) using the value of the Company’s stock on the date of grant. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, the Company recognizes compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions are ultimately not met.

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

Net income (loss) per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017

Income (loss) from continuing operations	$27,902	$20,312	$(8,392)
Loss on discontinued operations	-	-	(1,771)
Net income (loss)	$27,902	$20,312	$(10,163)

Basic weighted-average common shares outstanding	9,741	9,726	9,613
Effect of potentially dilutive common shares(1)	38	7	-
Diluted weighted-average common shares outstanding	9,779	9,733	9,613

Income (loss) per basic common share:
Continuing operations	$2.86	$2.09	$(0.88)
Discontinued operations	-	-	(0.18)
Net income (loss) per share	$2.86	$2.09	$(1.06)

Income (loss) per diluted common share:
Continuing operations	$2.85	$2.09	$(0.88)
Discontinued operations	-	-	(0.18)
Net income (loss) per share assuming dilution	$2.85	$2.09	$(1.06)

(1)

There were no antidilutive shares for the year ended December 31, 2019. The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 63,000, for the year ended December 31, 2018, including approximately 39,000 of performance-based share awards, at the target level of 100%, that were not included because the performance conditions had not been met as of December 31, 2018. The weighted-average number of antidilutive shares not included in the computation of diluted net loss per share was approximately 196,000 for the year ended December 31, 2017.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2019, one customer had a balance in excess of 10% of total accounts receivable. As of December 31, 2018, one customer had a balance in excess of 10% of total accounts receivable. Foreign currency forward contracts are with a high quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Recent Accounting and Reporting Developments

Accounting Changes

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑02, “Leases (Topic 842)” (“ASU 2016‑02”), which requires lessees to recognize on the balance sheet right-of-use assets and lease liabilities for the rights and obligations created by the majority of leases, including those historically accounted for as operating leases. During 2018 and 2019, the FASB issued additional ASUs that clarify the implementation guidance for ASU 2016‑02 but do not change the core principle of the guidance. The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“Topic 842”) on January 1, 2019 using the modified retrospective transition method which allowed it to continue to apply legacy guidance for periods prior to 2019. The Company elected the package of transition practical expedients which, among other things, allowed it to keep the historical lease classifications and not reassess the lease classification for any existing leases as of the date of adoption. The Company also made an accounting policy election to apply the short-term lease exception, which allows it to keep leases with an initial term of twelve months or less off the balance sheet. Upon adoption on January 1, 2019, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $8.0 million.

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

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). The Company adopted this guidance on January 1, 2019, which resulted in reclassification between Accumulated other comprehensive loss and Retained earnings of $0.2 million, and had no impact on the Company’s results of operations or cash flows.

In July 2018, the FASB issued Accounting Standards Update No. 2018-09, “Codification Improvements,” which clarifies, corrects errors in, or makes minor improvements to the ASC. The Company adopted this guidance on January 1, 2019 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

In July 2019, the FASB issued Accounting Standards Update No. 2019-07, “Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update),” which aligns the guidance in various Securities and Exchange Commission (“SEC”) sections of the FASB ASC with the requirements of certain already effective SEC final rules. The Company adopted this guidance upon issuance and the impact was not material to the Company's Consolidated Financial Statements.

Recent Accounting Standards

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes” (“Topic 740”). ASU 2019-12 also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance to its financial position, results of operations, and cash flows.

3.	BUSINESS COMBINATION:

On July 27, 2018, the Company completed the acquisition of 100% of Ameron Water Transmission Group, LLC for a purchase price of $38.1 million in cash. The results of Ameron’s operations have been included in the consolidated financial statements since that date. Ameron was a major supplier of engineered welded steel pressure pipe and reinforced concrete pipe. In addition to strengthening the Company’s position in the water infrastructure market, this acquisition expanded the Company's bar-wrapped concrete cylinder pipe capabilities and added reinforced concrete pipe and T-Lock®—a proprietary polyvinyl chloride (PVC) lining for concrete pipe sewer applications—to the Company’s product portfolio. In connection with the acquisition, the Company acquired pipe facilities in Tracy, California and San Luis Río Colorado, Mexico, as well as protective lining equipment in Brea, California. In December 2019, the Company closed its leased facility in Brea, California.

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

As a result of additional information obtained during the measurement period about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the three months ended December 31, 2018 which resulted in a net decrease of the bargain purchase gain of $1.8 million. The adjustments primarily included reclassifications between balance sheet categories and a $2.0 million reduction in inventories. The Company recorded no measurement period adjustments during the year ended December 31, 2019.

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

The Company incurred costs associated with this acquisition of $2.6 million during the year ended December 31, 2018. These costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

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

The following table presents the operating results for the Company’s discontinued operations prior to the sale (in thousands):

Year Ended December 31,
2017

Net sales	$12
Cost of sales	1,792
Gross loss	(1,780)
Selling, general, and administrative expense	(1)
Gain on sale of facility	(6)
Operating loss	(1,773)
Interest expense	-
Loss before income taxes	(1,773)
Income tax benefit	(2)
Net loss	$(1,771)

5.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2019	2018

Raw materials	$26,772	$34,426
Work-in-process	1,579	2,368
Finished goods	683	1,075
Supplies	1,620	1,507
Total inventories	$30,654	$39,376

6.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2019	2018

Land and improvements	$22,480	$22,940
Buildings	44,251	40,477
Machinery and equipment	115,237	112,884
Equipment under finance lease	2,081	1,683
	184,049	177,984
Less accumulated depreciation and amortization	(86,244)	(76,861)
	97,805	101,123
Construction in progress	1,826	2,324
Property and equipment, net	$99,631	$103,447

Accumulated amortization associated with equipment under finance lease was $0.9 million as of December 31, 2019 and 2018.

All property and equipment is located in the United States, except for $19.8 million and $21.6 million of net property and equipment which is located in Mexico as of December 31, 2019 and 2018, respectively.

In December 2018, the Company sold its Monterrey, Mexico facility for net proceeds of $2.7 million, resulting in a gain of $0.2 million. In August 2018, the Company sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

7.	INTANGIBLE ASSETS:

Intangible assets, included in Other assets on the Consolidated Balance Sheets, consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2019
Customer relationships	$1,378	$(827)	$551
Trade names and trademarks	1,132	(452)	680
Total	$2,510	$(1,279)	$1,231

As of December 31, 2018
Customer relationships	$1,378	$(689)	$689
Trade names and trademarks	1,132	(377)	755
Backlog	200	(91)	109
Total	$2,710	$(1,157)	$1,553

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2020	$213
2021	213
2022	213
2023	213
2024	75
Thereafter	304
$1,231

8.	LINE OF CREDIT:

The Company entered into a Credit Agreement with Wells Fargo Bank, N.A. on October 25, 2018 (“Credit Agreement”), which provides for revolving loans and letters of credit in the aggregate amount of up to $60 million, subject to a borrowing base (“Revolver Commitment”). The Company has the ability to increase the Revolver Commitment to $100 million, subject to the provisions of the Credit Agreement. The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and equipment, subject to various exclusions, adjustments, and sublimits. The Credit Agreement will expire on October 25, 2023.

As of December 31, 2019, the Company had no outstanding borrowings under the Credit Agreement and additional borrowing capacity of $40.7 million, net of outstanding letters of credit and the amount required to avoid a covenant trigger event. As of December 31, 2018, the Company had $11.5 million of outstanding borrowings under the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate (“LIBOR”) plus 1.5% to 2.0%. As of December 31, 2019 and 2018, the weighted-average interest rate for outstanding borrowings was 3.43% and 4.56%, respectively. The Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement) during any month. Such fee is payable monthly in arrears.

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

In connection with the execution and delivery of the Credit Agreement, the Company and certain of its subsidiaries also entered into a Guaranty and Security Agreement with Wells Fargo (“Guaranty and Security Agreement”). Pursuant to the Guaranty and Security Agreement, the Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets, other than real property.

Interest expense from continuing operations from line of credit borrowings and finance leases for the years ended December 31, 2019, 2018, and 2017 was $0.5 million, $0.6 million, and $0.5 million, respectively. A nominal amount of interest was capitalized in 2019, 2018, and 2017.

See Note 20, “Subsequent Events” for discussion of the January 2020 amendment to the Credit Agreement.

9.	LEASES:

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

The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company's leases do not provide an implicit rate of return, the Company uses its asset-based lending rate in determining the present value of lease payments. Some of the Company’s lease agreements contain non-lease components, which are accounted for separately.

The following table summarizes the Company's leases recorded on the Consolidated Balance Sheet (in thousands):

December 31,
2019
Right-of-use assets:
Finance leases, included in Property and equipment	$2,081
Operating leases, included in Other assets	7,683
Total right-of-use assets	$9,764

Lease liabilities:
Finance leases	$1,641
Operating leases	7,889
Total lease liabilities	$9,530

Lease cost consists of the following (in thousands):

Year Ended December 31,
2019
Finance lease cost:
Amortization of right-of-use assets	$435
Interest on lease liabilities	57
Operating lease cost	1,934
Short-term lease cost	1,442
Variable lease cost	141
Total lease cost	$4,009

As we have not restated prior-year information for our adoption of Topic 842, total operating lease rental expense under ASC Topic 840, “Leases” for the years ended December 31, 2018 and 2017 was $2.7 million and $3.0 million, respectively.

The future maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Finance Leases	Operating Leases

2020	$499	$1,963
2021	382	1,290
2022	361	984
2023	157	802
2024	471	814
Thereafter	-	3,664
Total lease payments	1,870	9,517
Amount representing interest	(229)	(1,628)
Present value of lease liabilities	1,641	7,889
Current portion of lease liabilities, included in Accrued liabilities	(420)	(1,642)
Lease liabilities, less current portion, included in Other long-term liabilities	$1,221	$6,247

The following table summarizes the lease terms and discount rates for the lease liabilities:

December 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.79
Operating leases	8.31
Weighted-average discount rate
Finance leases	5.40%
Operating leases	4.50%

The following table presents other information related to the operating and finance leases (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(57)
Operating cash flows from operating leases	(1,909)
Financing cash flows from finance leases	(434)
Right-of-use assets obtained in exchange for finance lease liabilities	819
Right-of-use assets obtained in exchange for operating lease liabilities	1,335

10.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

As of December 31, 2019	Total	Level 1	Level 2	Level 3
Financial assets:
Deferred compensation plan	$5,150	$4,268	$882	$-

Financial liabilities:
Foreign currency forward contracts	$(138)	$-	$(138)	$-

As of December 31, 2018
Financial assets:
Deferred compensation plan	$4,719	$3,925	$794	$-
Foreign currency forward contracts	101	-	101	-
Total financial assets	$4,820	$3,925	$895	$-

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

As of December 31, 2019 and 2018, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $6.1 million (CAD$7.9 million) and $1.7 million (CAD$2.3 million), respectively. Foreign currency forward contract assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Consolidated Balance Sheets. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement. The Company presents the assets and liabilities associated with its foreign currency forward contracts at their gross fair values in the Consolidated Balance Sheets.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of December 31, 2019, except one contract with a notional amount of $3.6 million (CAD$4.8 million) which has a remaining maturity of 15 months.

As of December 31, 2019 and 2018, all foreign currency forward contracts were designated as cash flow hedges. For the years ended December 31, 2019, 2018, and 2017, gains (losses) recognized in Net sales from continuing operations from foreign currency forward contracts not designated as hedging instruments were approximately $(0.1) million, $0.2 million, and approximately $0, respectively. As of December 31, 2019, unrealized pretax gains on outstanding foreign currency forward contract in Accumulated other comprehensive loss was approximately $0. Typically, outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales from continuing operations within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales from continuing operations. See Note 18, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract gains and losses.

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

As of December 31, 2019 and 2018, the Company had recorded, in accordance with the actuarial valuations, an accrued pension liability of $1.7 million in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.8 million and $1.6 million, respectively, in Accumulated other comprehensive loss. Additionally, as of December 31, 2019 and 2018, the projected and accumulated benefit obligation was $6.4 million and $6.1 million, respectively, and the fair value of plan assets was $4.8 million and $4.4 million, respectively.

The net periodic benefit cost for each of the years ended December 31, 2019, 2018, and 2017 was approximately $0. The weighted-average discount rates used to measure the projected benefit obligation were 2.83% and 3.98% as of December 31, 2019 and 2018, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.5% as of December 31, 2019 and 2018.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. The deferred compensation plan generally matched up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. As of December 31, 2019 and 2018, deferred compensation plan balances of $5.2 million and $4.7 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2019, 2018, and 2017 was $1.2 million, $0.9 million, and $0.9 million, respectively.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2019	2018	2017

Cost of sales	$383	$12	$292
Selling, general, and administrative expense	1,326	269	908
Total	$1,709	$281	$1,200

There were 480,876 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2019.

Stock Options Awards

The Company’s stock incentive plans provide that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant.

The following table summarizes the Company’s stock option activity:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance, December 31, 2018	24,000	$24.15
Options granted	-	-
Options exercised	-	-
Options canceled	-	-
Balance, December 31, 2019	24,000	24.15
Exercisable, December 31, 2019	24,000	24.15	0.24	$220

There were no options granted or exercised during the years ended December 31, 2019, 2018, or 2017.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plans provide for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest according to the terms of the grant and have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested PSAs as of December 31, 2018	39,992	$19.97
RSUs and PSAs granted	86,701	23.56
Unvested RSUs and PSAs canceled	(1,531)	23.56
PSAs vested (2)	(39,992)	19.97
Unvested RSUs and PSAs as of December 31, 2019	85,170	23.56

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

The PSAs vested on March 29, 2019; the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 0% as the performance-based conditions were not achieved.

The unvested balance of RSUs and PSAs as of December 31, 2019 includes approximately 64,000 performance-based PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 150%.

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2019 was $23.56. The weighted-average grant date fair value of PSAs granted during the years ended December 31, 2019 and 2018 were $23.56 and $19.97, respectively. There were no RSUs granted during the years ended December 31, 2018 or 2017 and no PSAs granted during the year ended December 31, 2017. The total fair value of RSUs and PSAs vested during the years ended December 31, 2019, 2018, and 2017 was $0, $1.6 million, and $0.1 million, respectively.

As of December 31, 2019, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $1.1 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Awards

For the years ended December 31, 2019, 2018, and 2017, stock awards of 11,924 shares, 11,172 shares, and 14,944 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $25.16 in 2019, $21.48 in 2018, and $14.72 in 2017.

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

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Voluntary Agreement”) with the ODEQ, and has performed remedial investigation work required under the Voluntary Agreement. In 2016, the EPA and the ODEQ requested additional groundwater sampling. The results of this sampling, which is ongoing, have been generally consistent with previous sampling and modeling work. The Company anticipates it will file a final Remedial Investigation/Source Control Evaluation report with the ODEQ and the EPA in early 2020. Based on discussions with the ODEQ and the EPA, the Company believes the selected remedy will be Monitored Natural Attenuation.

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

The Company has insurance policies for defense costs, as well as indemnification policies it believes will provide reimbursement for the remediation assessed. However, the Company can provide no assurance that those policies will cover all of the costs which the Company may incur.

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while the Company repaired the damage. The Company’s other production locations were deployed to absorb the lost production that resulted. The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts, and worked with its insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. During the year ended December 31, 2019, the Company had written off $0.9 million of property and equipment and $0.1 million of inventories that were damaged in the fire, which was offset by $2.6 million of insurance proceeds resulting in a gain of $1.6 million recognized in Other income. As of December 31, 2019, $0.5 million of these insurance proceeds were recorded as a receivable. The Company also maintains business interruption insurance coverage. During the year ended December 31, 2019, the Company incurred $6.6 million in incremental production costs resulting from the fire at the Saginaw facility, which was offset by $5.0 million of business interruption insurance proceeds recorded in Cost of sales. As of December 31, 2019, $1.0 million of these insurance proceeds were recorded as a receivable. Any further insurance recoveries associated with these costs will be recorded as they are received in future quarters as the Company works with its insurer to settle the remaining claim.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of December 31, 2019. The letters of credit relate to workers’ compensation insurance.

16.	REVENUE:

The Company adopted ASC Topic 606, “Revenue from Contracts with Customers,” (“Topic 606”) on January 1, 2018 using the modified retrospective method applied to those contracts that were not completed as of that date. The cumulative effect of adopting Topic 606 was a $0.9 million decrease to Retained earnings as of January 1, 2018 due to a change in the timing of revenue recognition on certain costs under the new revenue standard, as well as, to a lesser extent, a change in the costs included in the provisions for losses on uncompleted contracts. Under the modified retrospective method, periods prior to January 1, 2018 were not adjusted and continue to be reported in accordance with accounting standards in effect for those periods.

Net sales from continuing operations by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net sales from continuing operations by geographic region:
United States	$252,797	$161,415	$122,179
Canada	26,520	10,734	10,601
Total	$279,317	$172,149	$132,780

One customer accounted for 23% of total Net sales from continuing operations for the year ended December 31, 2019. No customer accounted for 10% or more of total Net sales from continuing operations for the years ended December 31, 2018 or 2017.

Revisions in contract estimates resulted in a decrease in revenue of $1.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Contract Assets and Liabilities

The difference between the opening and closing balances of the Company’s Contract assets and Contract liabilities primarily results from the timing difference between the Company’s performance and billings, and during the year ended December 31, 2018, an increase due to the acquisition of Ameron of $12.0 million of Contract assets and $0.1 million of Contract liabilities. The changes in the Contract assets and Contract liabilities balances during the years ended December 31, 2019, 2018, and 2017 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $3.7 million, $2.6 million, and $1.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts. As of December 31, 2019, backlog was approximately $199 million. The Company expects to recognize approximately 74% of the remaining performance obligations in 2020, 25% in 2021, and the balance thereafter.

17.	INCOME TAXES:

The United States and foreign components of Income (loss) from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

United States	$32,244	$16,207	$(9,634)
Foreign	396	853	142
Total	$32,640	$17,060	$(9,492)

The components of Income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

Current:
Federal	$174	$(117)	$(466)
State	(16)	99	49
Foreign	439	395	12
Total current income tax expense (benefit)	597	377	(405)
Deferred:
Federal	3,597	(2,954)	(766)
State	561	(807)	71
Foreign	(17)	132	-
Total deferred income tax expense (benefit)	4,141	(3,629)	(695)
	$4,738	$(3,252)	$(1,100)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the TCJA, the Company recorded $0.9 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $0.6 million related to the remeasurement of certain deferred income tax assets and liabilities and $0.2 million related to the transition tax. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis based on legislative updates relating to the TCJA currently available, which did not result in material changes from the amount recorded in 2017.

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2017

Income tax expense (benefit) at federal statutory rate	$6,854	$3,583	$(3,322)
State expense (benefit), net of federal income tax effect	1,261	(218)	(472)
Federal and state income tax credits	-	(7)	36
Change in valuation allowance	(3,564)	(2,618)	1,570
Tax windfall on share-based compensation	-	(369)	-
Excess income tax shortfall on share-based compensation	-	-	765
Bargain purchase gain	-	(4,228)	-
Effect of Tax Cuts and Jobs Act of 2017	-	-	874
Uncertain income tax positions	-	-	(562)
Foreign rate differential	36	77	-
Other	151	528	11
Income tax expense (benefit)	$4,738	$(3,252)	$(1,100)
Effective income tax rate	14.5%	(19.1)%	(11.6)%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Contract assets, net	$-	$425
Accrued employee benefits	3,089	2,157
Inventories	147	347
Trade receivable, net	788	1,040
Net operating loss carryforwards	5,391	12,867
Tax credit carryforwards	5,173	5,181
Other	509	226
	15,097	22,243
Valuation allowance	(6,126)	(9,433)
	8,971	12,810
Deferred income tax liabilities:
Contract assets, net	(1,703)	-
Property and equipment	(10,578)	(11,984)
Intangible assets	(226)	(310)
Prepaid expenses	(587)	(470)
	(13,094)	(12,764)

Net deferred income tax assets (liabilities)	$(4,123)	$46

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$142	$114
Deferred income taxes	(4,265)	(68)
Net deferred income tax assets (liabilities)	$(4,123)	$46

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses, management did not consider projections of future taxable income as persuasive evidence for the recoverability of its deferred income tax assets. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2019, net of any valuation allowance.

As of December 31, 2019, the Company had approximately $13.2 million of federal net operating loss carryforwards, $6.7 million of which expire in 2036 and $6.5 million of which are indefinite lived, $2.9 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2038, and $0.9 million of capital loss carryforwards, which expire in 2023. As of December 31, 2019, the Company also had approximately $32.1 million of state net operating loss carryforwards, which expire on various dates between 2020 and 2037, and state income tax credit carryforwards of $4.2 million, which begin to expire in 2020. As of December 31, 2019, the Company also had approximately $3.0 million of foreign net operating loss carryforwards, which expire on various dates between 2023 and 2029.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2015.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017

Unrecognized income tax benefits, beginning of year	$4,350	$4,116	$4,874
Decreases for lapse in statute of limitations	-	-	(520)
Decreases for positions taken in prior years	-	-	(238)
Increases for positions taken in the current year	-	234	-
Unrecognized income tax benefits, end of year	$4,350	$4,350	$4,116

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax benefit from continuing operations. As of December 31, 2019 and 2018, the Company had no accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2019, 2018, or 2017.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2019	2018
Pension liability adjustment, net of income tax benefit of $671 and $911	$(1,770)	$(1,551)
Unrealized gain (loss) on cash flow hedges, net of income tax expense (benefit) of $(11) and $8	(44)	15
Total	$(1,814)	$(1,536)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Cash Flow Hedges	Total

Balance, December 31, 2018	$(1,551)	$15	$(1,536)

Cumulative-effect adjustment for ASU 2018-02 (Note 2)	(235)	-	(235)

Other comprehensive loss before reclassifications	(6)	(52)	(58)
Amounts reclassified from Accumulated other comprehensive loss	22	(7)	15
Net current period adjustments to Other comprehensive income (loss)	16	(59)	(43)

Balance, December 31, 2019	$(1,770)	$(44)	$(1,814)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the
Details about Accumulated Other	Year Ended December 31,			Consolidated Statements
Comprehensive Loss Components	2019	2018	2017	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(11)	$(11)	$(11)	Cost of sales
Non-service cost	(15)	52	8	Other income
Associated income tax benefit	4	8	-	Income tax expense (benefit)
	(22)	49	(3)
Unrealized gain on cash flow hedges:
Gain on cash flow hedges	5	13	5	Net sales
Associated income tax (expense) benefit	2	(1)	(2)	Income tax expense (benefit)
	7	12	3
Total reclassifications for the period	$(15)	$61	$-

19.	RESTRUCTURING:

In March 2018, the Company announced its plan to close its leased manufacturing facility in Salt Lake City, Utah and move the production to its facility in St. Louis, Missouri, which was completed during the second quarter of 2018. Also in March 2018, the Company announced its plan to close its manufacturing facility in Monterrey, Mexico. Production ceased early in the second quarter of 2018, and the facility was sold in December 2018. The Company incurred restructuring expense of $1.4 million during the year ended December 31, 2018, which includes employee severance and termination related restructuring expense of $0.6 million and expense related to demobilization activities of $0.8 million.

In October 2016, the Company sold its Denver, Colorado facility and leased the property back from the buyer through March 1, 2017 in order to conclude production at the facility, complete final shipments, and transfer certain equipment assets to other Company facilities. The Company incurred restructuring expenses of $0.9 million during the year ended December 31, 2017, which related to demobilization activities. The Company completed the demobilization project and vacated the facility in the first quarter of 2017.

20.	SUBSEQUENT EVENTS:

Business Combination

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe Company, Inc. (“Geneva”) for a purchase price of approximately $49.4 million, subject to a post-closing adjustment based on changes in net working capital. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expands the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative products that extend the life of concrete pipe and manholes for sewer applications. Operations will continue with Geneva's current management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. The Company incurred costs associated with this acquisition of $0.6 million during the year ended December 31, 2019. These costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities assumed and the pro forma results of operations related to this acquisition.

Amendment to the Credit Agreement

On January 31, 2020, the Company entered into the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo Bank, N.A. (the “Amendment”) (together with the Credit Agreement, the “Amended Credit Agreement”). Among other modifications, the Amendment increases the aggregate amount available for revolving loans and letters of credit to an aggregate amount of up to $74 million, subject to a borrowing base, and extends the maturity date to October 25, 2024. As of January 31, 2020, the Company had approximately $19 million of outstanding borrowings under the Amended Credit Agreement and additional borrowing capacity of approximately $39 million.

The Amendment also provides the right to request, at any time prior to March 30, 2020, a Delayed Draw Term Loan (as defined in the Amendment) (“Term Loan”) of up to approximately $16 million bearing interest at the daily three month LIBOR plus 2.0% to 2.5%. If drawn, the Term Loan would be subject to monthly principal payments in the amount of 1/60th of the original principal amount of the Term Loan, with the remaining outstanding unpaid principal and accrued interest due on the maturity date. The Company will be obligated to prepay the Term Loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. There is also a provision that would require prepayment of the Obligations (as defined in the Credit Agreement) in an amount equal to 20% of Excess Cash Flow (as defined in the Amendment). Subject to certain limitations, the Company may also voluntarily prepay the balance upon ten business days’ written notice.

In addition to events of default and remedies as provided in the Credit Agreement, under the terms of the Amendment, mandatory prepayments may be required to the extent the revolving loans exceed the borrowing base or the Maximum Revolver Amount (as defined in the Credit Agreement), or in the event the Company or its named affiliates receive cash proceeds from the sale or disposition of assets (including proceeds of insurance or arising from casualty losses), subject to certain limitations and exceptions, including sales of assets in the ordinary course of business.

The Amendment imposes a new financial covenant requiring the Company to maintain a Senior Leverage Ratio (as defined in the Amendment) not greater than 3.00. Additionally, the Amendment modifies an existing financial covenant, requiring the Company to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.10 to 1.00. The Amendment also provides a mechanism for determining an alternative benchmark rate to the LIBOR.

Pursuant to the Amended Credit Agreement, the Company’s Obligations under the Amended Credit Agreement are secured by a security interest in certain of the real property owned by the Company and its subsidiaries and substantially all of the Company’s and its subsidiaries’ other assets.

21.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2019
Net sales	$62,643	$69,203	$75,226	$72,245	$279,317
Gross profit (1)	6,571	8,218	15,475	16,920	47,184
Operating income	2,324	3,513	10,575	12,277	28,689
Net income (2)	2,165	2,974	10,747	12,016	27,902

Income per share:
Basic	$0.22	$0.31	$1.10	$1.23	$2.86
Diluted	$0.22	$0.31	$1.10	$1.22	$2.85

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2018
Net sales	$33,365	$28,785	$52,455	$57,544	$172,149
Gross profit (loss)	1,348	(1,238)	5,203	6,783	12,096
Operating income (loss) (3)	(2,342)	(5,827)	2,497	2,701	(2,971)
Net income (loss) (4)	(1,951)	(5,686)	27,801	148	20,312

Income (loss) per share:
Basic	$(0.20)	$(0.59)	$2.86	$0.02	$2.09
Diluted	$(0.20)	$(0.59)	$2.86	$0.02	$2.09

(1)

Gross profit includes $3.2 million, $0.7 million, and $2.7 million in incremental production costs resulting from the fire at the Company’s Saginaw, Texas facility in the second, third, and fourth quarters of 2019, respectively. These costs were offset by $1.0 million and $4.0 million of business interruption insurance proceeds in the third and fourth quarters of 2019, respectively.

(2)

Net income for the third quarter of 2019 includes $2.3 million of proceeds related to a legal settlement involving certain pipe produced at the Company’s former Houston, Texas and Bossier City, Louisiana facilities and gain on insurance proceeds of $0.4 million resulting from the fire at the Company’s Saginaw, Texas facility. Net income for the fourth quarter of 2019 includes gain on insurance proceeds of $1.2 million resulting from the fire at the Company’s Saginaw, Texas facility.

(3)

Operating income for the third quarter of 2018 includes a gain on sale of facility of $2.8 million for the sale of property in Houston, Texas. Operating income for the fourth quarter of 2018 includes a gain on sale of facility of $0.2 million for the sale of the Monterrey, Mexico facility.

(4)

Net income for the third quarter of 2018 includes a preliminary bargain purchase gain of $21.9 million. Net income for the fourth quarter of 2018 includes a measurement period adjustment of $1.8 million to decrease the bargain purchase gain.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts	$660	$312	$(171)	$801
Valuation allowance for deferred income tax assets	9,433	345	(3,652)	6,126

Year Ended December 31, 2018:
Allowance for doubtful accounts	$477	$449	$(266)	$660
Valuation allowance for deferred income tax assets	10,413	1,785	(2,765)	9,433

Year Ended December 31, 2017:
Allowance for doubtful accounts	$515	$637	$(675)	$477
Valuation allowance for deferred income tax assets	8,217	2,196	-	10,413

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2020.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 3rd day of March 2020.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President, and Chief Executive Officer
Scott Montross	(principal executive officer)

/S/ ROBIN GANTT	Senior Vice President and Chief Financial Officer
Robin Gantt	(principal financial and accounting officer)

/S/ MICHELLE APPLEBAUM	Director
Michelle Applebaum

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ KEITH R. LARSON	Director
Keith R. Larson

/S/ JOHN. T. PASCHAL	Director
John T. Paschal