Form 10-Q
period 2020-03-31
NORTHWEST PIPE CO
filed 2020-05-08
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2020 was 9,787,995 shares.

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Net sales	$68,923	$62,643
Cost of sales	59,344	56,072
Gross profit	9,579	6,571
Selling, general, and administrative expense	7,945	4,247
Operating income	1,634	2,324
Other income (expense)	(401)	159
Interest income	22	4
Interest expense	(219)	(131)
Income before income taxes	1,036	2,356
Income tax expense	472	191
Net income	$564	$2,165

Net income per share:
Basic	$0.06	$0.22
Diluted	$0.06	$0.22

Shares used in per share calculations:
Basic	9,751	9,735
Diluted	9,829	9,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019

Net income	$564	$2,165

Other comprehensive income (loss), net of tax:
Pension liability adjustment	25	26
Unrealized gain (loss) on cash flow hedges	79	(15)
Other comprehensive income, net of tax	104	11
Comprehensive income	$668	$2,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,656	$31,014
Trade and other receivables, less allowance for doubtful accounts of $778 and $801	38,789	38,026
Contract assets	79,350	91,186
Inventories	39,259	30,654
Prepaid expenses and other	4,375	4,159
Total current assets	171,429	195,039
Property and equipment, less accumulated depreciation and amortization of $88,786 and $86,244	108,315	99,631
Operating lease right-of-use assets	28,678	7,683
Goodwill	22,985	-
Intangible assets, net	11,997	1,231
Other assets	5,909	6,661
Total assets	$349,313	$310,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,911	$-
Accounts payable	17,933	15,493
Accrued liabilities	10,670	12,150
Contract liabilities	7,882	12,281
Current portion of operating lease liabilities	2,450	1,642
Total current liabilities	41,846	41,566
Long-term debt, less current portion	12,968	-
Operating lease liabilities, less current portion	25,264	6,247
Deferred income taxes	10,293	4,265
Other long-term liabilities	9,757	10,009
Total liabilities	100,128	62,087

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,787,995 and 9,746,979 shares issued and outstanding	98	97
Additional paid-in-capital	120,902	120,544
Retained earnings	129,895	129,331
Accumulated other comprehensive loss	(1,710)	(1,814)
Total stockholders’ equity	249,185	248,158
Total liabilities and stockholders’ equity	$349,313	$310,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	564	-	564
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	25	25
Unrealized gain on cash flow hedges, net of tax expense of $23	-	-	-	-	79	79
Issuance of common stock under stock compensation plans	41,016	1	(102)	-	-	(101)
Share-based compensation expense	-	-	460	-	-	460
Balances, March 31, 2020	9,787,995	$98	$120,902	$129,895	$(1,710)	$249,185

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018-02	-	-	-	235	(235)	-
Net income	-	-	-	2,165	-	2,165
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	26	26
Unrealized loss on cash flow hedges, net of tax benefit of $8	-	-	-	-	(15)	(15)
Share-based compensation expense	-	-	22	-	-	22
Balances, March 31, 2019	9,735,055	$97	$118,857	$103,594	$(1,760)	$220,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$564	$2,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	3,031	2,669
Amortization of intangible assets	399	108
Deferred income taxes	712	(10)
Share-based compensation expense	460	22
Other, net	(232)	30
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	5,213	5,856
Contract assets, net	8,683	5,616
Inventories	(3,068)	(1,740)
Prepaid expenses and other assets	2,179	300
Accounts payable	1,320	(4,264)
Accrued and other liabilities	(4,225)	(395)
Net cash provided by operating activities	15,036	10,357
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(48,728)	-
Purchases of property and equipment	(2,936)	(1,622)
Proceeds from sale of property and equipment	-	2
Net cash used in investing activities	(51,664)	(1,620)
Cash flows from financing activities:
Borrowings on line of credit	41,377	12,003
Repayments on line of credit	(41,377)	(23,467)
Borrowings on long-term debt	15,879	-
Payments on finance lease obligations	(103)	(107)
Payments of debt issuance costs	(405)	-
Tax withholdings related to net share settlements of restricted stock and performance share awards	(101)	-
Net cash provided by (used in) financing activities	15,270	(11,571)
Change in cash and cash equivalents	(21,358)	(2,834)
Cash and cash equivalents, beginning of period	31,014	6,677
Cash and cash equivalents, end of period	$9,656	$3,843

Noncash investing and financing activities:
Accrued property and equipment purchases	$445	$339
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$506

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

The Company produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, and one of the largest offerings of fittings and specialized components in North America. The Company provides solution-based products for a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Therefore, the Company has determined that it operates in one segment, Water Infrastructure.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information as of December 31, 2019 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2019 Form 10-K.

Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2020, particularly in light of the coronavirus disease 2019 ("COVID‑19") and its effects on the domestic and global economies.

The Company recorded revenue of $1.2 million during the three and twelve months ended December 31, 2018, which should have been recorded in the three months ended March 31, 2019. The misstatement in the timing of revenue recognition was due to an error in the measurement of costs incurred to date relative to estimated total direct costs at a recently acquired Ameron Water Transmission Group, LLC facility. Management concluded that this out of period adjustment was not material to the consolidated financial results for the year ended December 31, 2019.

2.	Business Combination

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe Company, Inc. (“Geneva”) for a purchase price of approximately $49.4 million in cash, subject to a post-closing adjustment based on changes in net working capital. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. Consistent with prior periods and considering the chief operating decision maker's evaluation of post-acquisition performance is based on total Company results, the Company will continue to report as one segment.

The following table summarizes the preliminary purchase consideration and preliminary fair value of the assets acquired and liabilities assumed as of January 31, 2020 (in thousands):

Assets
Cash and cash equivalents	$691
Trade and other receivables	7,225
Inventories	5,537
Prepaid expenses and other	356
Property and equipment	9,096
Operating lease right-of-use assets	21,684
Intangible assets	11,165
Total assets acquired	55,754

Liabilities
Accounts payable	1,395
Accrued liabilities	1,189
Operating lease liabilities	20,454
Deferred income taxes	5,343
Other long-term liabilities	939
Total liabilities assumed	29,320

Goodwill	22,985

Total purchase consideration	$49,419

The purchase consideration for this business combination was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase consideration recorded as goodwill. The asset and liability fair value measurements primarily related to inventories, property and equipment, operating lease right-of-use assets and liabilities, identifiable intangible assets, goodwill, and deferred income taxes, are preliminary and subject to change as additional information is obtained. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)
Customer relationships	11.0	$8,031
Trade names	10.0	2,093
Backlog	0.9	1,041
Total intangible assets	9.9	$11,165

Goodwill arose from the acquisition of an assembled workforce, expansion of product offerings, and management’s industry know-how. The Company does not expect the goodwill to be deductible for tax purposes.

The Company incurred transaction costs associated with this acquisition of $2.5 million during the three months ended March 31, 2020. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Geneva operations contributed net sales of $8.0 million to the Company’s continuing operations for the period from January 31, 2020 to March 31, 2020. It is impracticable to determine the effect on net income as a substantial portion of Geneva has been integrated into the Company’s ongoing operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended March 31,
	2020	2019

Net sales	$72,512	$72,420
Net income	2,424	1,966

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by Geneva. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Geneva to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the year prior to the acquisition. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisition had been outstanding since January 1 of the year prior to the acquisition. The unaudited pro forma financial information includes non-recurring adjustments to remove transaction costs directly attributable to the acquisition. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019

Raw materials	$30,273	$26,772
Work-in-process	2,261	1,579
Finished goods	5,097	683
Supplies	1,628	1,620
Total inventories	$39,259	$30,654

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows (in thousands):

Goodwill, December 31, 2019	$-
Acquisition of Geneva (Note 2)	22,985
Goodwill, March 31, 2020	$22,985

Goodwill is reviewed for impairment annually at December 31. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID‑19 pandemic and its impact on the Company as well as the current market capitalization and forecasts. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of March 31, 2020
Customer relationships	$9,409	$(983)	$8,426
Trade names and trademarks	3,225	(506)	2,719
Backlog	1,041	(189)	852
Total	$13,675	$(1,678)	$11,997

As of December 31, 2019
Customer relationships	$1,378	$(827)	$551
Trade names and trademarks	1,132	(452)	680
Total	$2,510	$(1,279)	$1,231

As of March 31, 2020, intangible assets increased due to the acquisition of Geneva. See Note 2, "Business Combination" for additional information related to this transaction.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from eleven months to fifteen years. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
Remainder of 2020	$1,716
2021	1,153
2022	1,153
2023	1,153
2024	1,015
Thereafter	5,807
Total amortization expense	$11,997

5.	Line of Credit and Long-Term Debt

The Company’s Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated October 25, 2018 (“Credit Agreement”), as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (collectively the “Amended Credit Agreement”) provides for a term loan, as well as letters of credit and revolving loans in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). The borrowing base is calculated by applying various advance rates to eligible accounts receivable, contract assets, inventories, and equipment, subject to various exclusions, adjustments, and sublimits. The Amended Credit Agreement will expire on October 25, 2024.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Amended Credit Agreement also requires the Company to regularly provide financial information to Wells Fargo and to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. The Company was in compliance with its financial covenants as of March 31, 2020.

The Company's obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by the Company and its subsidiaries and substantially all of Company’s and its subsidiaries’ other assets.

Line of Credit

As of March 31, 2020, the Company had no outstanding revolving loan borrowings under the Amended Credit Agreement and additional revolving loan borrowing capacity of $60.4 million. As of December 31, 2019, the Company had no outstanding borrowings under the Credit Agreement. Revolving loan borrowings under the Amended Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate (“LIBOR”) plus 1.5% to 2.0%. As of March 31, 2020 and December 31, 2019, the weighted-average interest rate for outstanding revolving loan borrowings was 3.04% and 3.43% respectively. The Amended Credit Agreement provides a mechanism for determining an alternative benchmark rate to the LIBOR. The Amended Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement) during any month. Such fee is payable monthly in arrears.

Long-Term Debt

Pursuant to the Amended Credit Agreement, on March 31, 2020, the Company entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month LIBOR plus 2.0% to 2.5%. The term loan requires monthly principal payments of $0.3 million plus accrued interest. As of March 31, 2020, the outstanding balance of the term loan was $15.9 million. The Company is obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. The Company is also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). Subject to certain limitations, the Company may also voluntarily prepay all or a portion of the loan balance upon ten business days’ written notice.

Future principal payments of long-term debt are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$2,117
2021	3,176
2022	3,176
2023	3,176
2024	4,234
Thereafter	-
Total future principal payments	$15,879

6.	Leases

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

The following table summarizes the Company’s leases recorded on the Condensed Consolidated Balance Sheet (in thousands):

	March 31, 2020	December 31, 2019
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$1,097	$1,203
Operating leases	28,678	7,683
Total right-of-use assets	$29,775	$8,886

Lease liabilities:
Finance leases	$1,538	$1,641
Operating leases	27,714	7,889
Total lease liabilities	$29,252	$9,530

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.0 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively.

Lease cost consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$105	$109
Interest on lease liabilities	22	15
Operating lease cost	805	425
Short-term lease cost	190	262
Variable lease cost	42	40
Total lease cost	$1,164	$851

The future maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2020	$375	$2,632
2021	382	2,852
2022	361	2,497
2023	157	2,235
2024	471	2,089
Thereafter	-	25,913
Total lease payments	1,746	38,218
Amount representing interest	(208)	(10,504)
Present value of lease liabilities	1,538	27,714
Current portion of lease liabilities (1)	(402)	(2,450)
Lease liabilities, less current portion (2)	$1,136	$25,264

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.60	3.79
Operating leases	17.99	8.31
Weighted-average discount rate
Finance leases	5.42%	5.40%
Operating leases	3.59%	4.50%

The following table presents other information related to the operating and finance leases (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(22)	$(15)
Operating cash flows from operating leases	(774)	(415)
Financing cash flows from finance leases	(103)	(107)
Right-of-use assets obtained in exchange for operating lease liabilities	-	506

7.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2020
Financial assets:
Deferred compensation plan	$4,069	$3,409	$660	$-
Foreign currency forward contracts	259	-	259	-
Total financial assets	$4,328	$3,409	$919	$-

As of December 31, 2019
Financial assets:
Deferred compensation plan	$5,150	$4,268	$882	$-

Financial liabilities:
Foreign currency forward contracts	$(138)	$-	$(138)	$-

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy. Deferred compensation plan assets are included within Other assets in the Condensed Consolidated Balance Sheets.

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for the Company’s existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of March 31, 2020, the fair value of the Company’s long-term debt approximates the carrying value as the borrowings bear interest based on current market rates.

8.	Derivative Instruments and Hedging Activities

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Income. If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of March 31, 2020 and December 31, 2019, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $4.6 million (CAD$6.5 million) and $6.1 million (CAD$7.9 million), respectively. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement.

All of the Company’s Canadian forward contracts have maturities less than twelve months as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, all foreign currency forward contracts were designated as cash flow hedges. For the three months ended March 31, 2020 and 2019, gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $0.3 million and approximately $0, respectively. As of March 31, 2020, unrealized pretax gains on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was approximately $0. Typically, outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales.

9.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share awards (“PSAs”).

The Company recognizes the compensation cost of employee and director services received in exchange for awards of equity instruments based on the grant date estimated fair value of the awards. The Company estimates the fair value of RSUs and PSAs using the value of the Company’s stock on the date of grant. Share-based compensation cost is recognized over the period during which the employee or director is required to provide service in exchange for the award and, as forfeitures occur, the associated compensation cost recognized to date is reversed. For awards with performance-based payout conditions, the Company recognizes compensation cost based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of change. Any recognized compensation cost is reversed if the conditions are ultimately not met.

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2020	2019

Cost of sales	$142	$6
Selling, general, and administrative expense	318	16
Total	$460	$22

Stock Option Awards

The Company’s stock incentive plan provides that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. During the three months ended March 31, 2020, 24,000 stock options at a weighted average exercise price of $24.15 were exercised. As of March 31, 2020, there were no stock options outstanding.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs are service-based awards and vest according to vesting schedules, which range from immediate to ratably over a three-year period. PSAs are service-based awards that vest according to the terms of the grant and have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value
Unvested RSUs and PSAs as of December 31, 2019	85,170	$23.56
RSUs and PSAs granted	97,834	26.61
Unvested RSUs and PSAs canceled	(3,752)	23.56
RSUs and PSAs vested (2)	(49,680)	23.56
Unvested RSUs and PSAs as of March 31, 2020	129,572	25.86

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2020, the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 136%, based on the performance-based conditions achieved.

The unvested balance of RSUs and PSAs as of March 31, 2020 includes approximately 91,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of March 31, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.2 million, which is expected to be recognized over a weighted-average period of 2.0 years.

10.	Commitments and Contingencies

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

In 2001, groundwater containing elevated volatile organic compounds was identified in one localized area of leased property adjacent to the Portland facility. In February 2005, the Company entered into a Voluntary Agreement for Remedial Investigation and Source Control Measures (“Voluntary Agreement”) with the ODEQ, and has performed remedial investigation work required under the Voluntary Agreement. In 2016, the EPA and the ODEQ requested additional groundwater sampling. The results of this sampling, which is ongoing, have been generally consistent with previous sampling and modeling work. The Company submitted its final Remedial Investigation/Source Control Evaluation reports with the ODEQ and the EPA in February 2020. Based on discussions with the ODEQ and the EPA, the Company believes the selected remedy will be Monitored Natural Attenuation.

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while the Company repaired the damage. The Company’s other production locations were deployed to absorb the lost production that resulted. The Company has insurance coverage in place covering, among other things, property damage up to certain specified amounts, and worked with its insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. The Company also maintains business interruption insurance coverage. During the three months ended March 31, 2020, the Company incurred $0.4 million in incremental production costs resulting from the fire at the Saginaw facility which were recorded in Cost of sales. Any further insurance recoveries associated with these costs will be recorded as they are received in future quarters as the Company works with its insurer to settle the remaining claim.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of March 31, 2020. The letters of credit relate to workers’ compensation insurance.

11.	Revenue

The Company manufactures water infrastructure steel pipe products, which are generally made to custom specifications for installation contractors serving projects funded by public water agencies, as well as precast and reinforced concrete products. Generally, each of the Company’s contracts with its customers contains a single performance obligation, as the promise to transfer products is not separately identifiable from other promises in the contract and, therefore, is not distinct.

Revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of the Company’s right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor, and other direct costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts, included in Accrued liabilities, are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Revisions in contract estimates resulted in a decrease in revenue of $0.4 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Revenue for water infrastructure precast concrete products is recognized at the time control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management's judgment. The Company's contracts do not contain significant financing.

The Company does not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance, and its collectability is probable.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2020	2019

Over time	$60,878	$62,643
Point in time	8,045	-
Net sales	$68,923	$62,643

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $6.2 million and $3.3 million during the three months ended March 31, 2020 and 2019, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products. As of March 31, 2020, backlog was approximately $170 million. The Company expects to recognize approximately 61% of the remaining performance obligations in 2020, 37% in 2021, and the balance thereafter.

12.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2015.

The Company recorded income tax expense at an estimated effective income tax rate of 45.6% and 8.1% for the three months ended March 31, 2020 and 2019, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. The Company’s estimated effective income tax rate for the three months ended March 31, 2019 was impacted by the estimated changes in the Company’s valuation allowance.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019

Net income	$564	$2,165

Basic weighted-average common shares outstanding	9,751	9,735
Effect of potentially dilutive common shares (1)	78	-
Diluted weighted-average common shares outstanding	9,829	9,735

Net income per common share:
Basic	$0.06	$0.22
Diluted	$0.06	$0.22

(1)	The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 24,000 for the three months ended March 31, 2019.

14.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2019 Form 10-K, except for the following:

Accounting Changes

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted ASU 2018-13 on January 1, 2020 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

15.	Subsequent Event

In early April 2020, the Company was ordered to close its water infrastructure manufacturing facility in San Luis Río Colorado, Mexico (“SLRC”) through April 30, 2020 as a result of mandates made by Mexican authorities that companies that do not carry out essential activities must suspend business operations in order to combat and eradicate the existence and transmission of COVID-19. In mid-April 2020, the Mexican authorities extended this closure to May 31, 2020. The Company is diverting current orders on a case-by-case basis to its United States-based facilities until operations resume in the SLRC facility and the Company does not believe the impact of moving the production is material to its financial results. Consistent with national guidelines and with state and local orders to date, the Company currently continues to operate its manufacturing facilities in the United States as it produces critical water infrastructure products.

While COVID-19 did not have a material adverse effect on the Company's reported results for the first quarter of 2020, the Company is unable to predict the ultimate impact that COVID‑19 may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business, including the impact on its employees, customers, supply chain, and distribution network, and has taken proactive and precautionary steps to ensure the safety of its employees, customers, and suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“2020 Q1 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business, our ability to effectively integrate Geneva Pipe Company, Inc. (“Geneva”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results, the impacts of recent U.S. tax reform legislation on our results of operations, the adequacy of our insurance coverage, operating problems at our manufacturing operations including fires, explosions, inclement weather, natural disasters, and the impact of pandemics, epidemics, or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (“COVID-19”), and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2020 Q1 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is the largest manufacturer of engineered steel water pipeline systems in North America. Our manufacturing facilities are strategically positioned to meet growing water and wastewater infrastructure needs. Our solution-based products serve a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. These pipeline systems are produced from several manufacturing facilities which are located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; Salt Lake City, Utah; Orem, Utah; St. George, Utah; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe Company, Inc. for a purchase price of approximately $49.4 million in cash, subject to a post-closing adjustment based on changes in net working capital. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at the three manufacturing facilities.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to federal, state, and municipal agencies, privately-owned water companies, or developers for specific projects. We believe our sales are substantially driven by spending on urban growth and new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the total range of pipe products, our steel products tend to fit the larger-diameter, higher-pressure applications.

Our Current Economic Environment

We operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50-year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and financing along with increased capacity from competition could impact the business. Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs.

Impact of COVID-19 on our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of COVID-19.

Consistent with national guidelines and with state and local orders to date, we currently continue to operate our manufacturing facilities in the United States as we produce critical water infrastructure products. We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees.

In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico (“SLRC”) through April 30, 2020 as a result of mandates made by Mexican authorities that companies that do not carry out essential activities must suspend business operations in order to combat and eradicate the existence and transmission of COVID-19. In mid-April 2020, the Mexican authorities extended this closure to May 31, 2020. We are diverting current orders on a case-by-case basis to our United States-based facilities until we resume operations in our SLRC facility and do not believe the impact of moving the production is material to our financial results. We estimate the costs required to maintain the SLRC facility in a secure and operational state and compensate the furloughed employees currently is $0.8 million per quarter.

While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	$	% of Net Sales	$	% of Net Sales

Net sales	$68,923	100.0%	$62,643	100.0%
Cost of sales	59,344	86.1	56,072	89.5
Gross profit	9,579	13.9	6,571	10.5
Selling, general, and administrative expense	7,945	11.5	4,247	6.8
Operating income	1,634	2.4	2,324	3.7
Other income (expense)	(401)	(0.6)	159	0.3
Interest income	22	-	4	-
Interest expense	(219)	(0.3)	(131)	(0.2)
Income before income taxes	1,036	1.5	2,356	3.8
Income tax expense	472	0.7	191	0.3
Net income	$564	0.8%	$2,165	3.5%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2020 Q1 Form 10-Q for information on our acquisition of Geneva in January 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net sales. Net sales increased 10.0% to $68.9 million for the first quarter of 2020 compared to $62.6 million for the first quarter of 2019 primarily due to the acquired Geneva operations, which contributed $8.0 million in net sales during the first quarter of 2020. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 45.8% to $9.6 million (13.9% of Net sales) for the first quarter of 2020 compared to $6.6 million (10.5% of Net sales) for the first quarter of 2019 primarily due to improved product pricing in our steel pressure pipe business, as well as the addition of the acquired Geneva operations. This was partially offset by $0.4 million in incremental production costs in the first quarter of 2020 resulting from the fire at our Saginaw facility in April 2019. Any further insurance recoveries associated with these costs will be recorded as they are received in future quarters as we work with our insurer to settle the remaining claim.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 87.1% to $7.9 million (11.5% of total Net sales) for the first quarter of 2020 compared to $4.2 million (6.8% of total Net sales) for the first quarter of 2019 primarily due to $2.5 million in professional and other fees related to the acquisition of Geneva and $1.3 million in higher compensation-related expense, primarily related to incentive compensation.

Income taxes. Income tax expense was $0.5 million in the first quarter of 2020 (an effective income tax rate of 45.6%) compared to $0.2 million in the first quarter of 2019 (an effective income tax rate of 8.1%). The effective income tax rate for the first quarter of 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. The effective income tax rate for the first quarter of 2019 was impacted by the estimated changes in our valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated October 25, 2018 (“Credit Agreement”), as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (collectively the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the three months ended March 31, 2020 and 2019 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2020 Q1 Form 10-Q, and are further discussed below.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of March 31, 2020, our working capital (current assets minus current liabilities) was $129.6 million compared to $153.5 million as of December 31, 2019. Cash and cash equivalents totaled $9.7 million and $31.0 million as of March 31, 2020 and December 31, 2019, respectively. The decrease is primarily attributable to the cash used in January 2020 for the acquisition of Geneva.

Fluctuations in our working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. A portion of our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

Net cash provided by operating activities in the first three months of 2020 was $15.0 million compared to $10.4 million in the first three months of 2019. Net income, adjusted for non-cash items, generated $4.9 million of operating cash flow in the first three months of 2020 compared to $5.0 million in the first three months of 2019. The net change in working capital resulted in an increase to net cash provided by operations of $10.1 million in the first three months of 2020 compared to $5.4 million in the first three months of 2019.

Net cash used in investing activities in the first three months of 2020 was $51.7 million compared to $1.6 million in the first three months of 2019. Net cash used in investing activities in the first three months of 2020 includes the acquisition of Geneva of $48.7 million, net of cash acquired. Capital expenditures were $2.9 million in the first three months of 2020 compared to $1.6 million in the first three months of 2019, which was primarily standard capital replacement. We currently expect capital expenditures in 2020 to be approximately $10 million to $12 million primarily for standard capital replacement.

Net cash provided by (used in) financing activities in the first three months of 2020 was $15.3 million compared to $(11.6) million in the first three months of 2019. Borrowings on long-term debt were $15.9 million in the first three months of 2020. There were no net borrowings (repayments) on the line of credit in the first three months of 2020 compared to $(11.5) million in the first three months of 2019.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Amended Credit Agreement will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months, depending on continued developments with respect to the COVID‑19 pandemic. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Geneva in January 2020, which was funded by working capital and borrowings under the Amended Credit Agreement.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2020 Q1 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2019 Form 10-K.

Line of Credit and Long-Term Debt

As of March 31, 2020, under the Amended Credit Agreement, we had no revolving loan borrowings, $1.6 million of outstanding letters of credit, and $15.9 million of long-term debt.

The Amended Credit Agreement expires on October 25, 2024 and provides for a term loan, as well as letters of credit and revolving loans in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). As of March 31, 2020, we had additional revolving loan borrowing capacity of $60.4 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Revolving loan borrowings under the Amended Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate (“LIBOR”) plus 1.5% to 2.0%. The Amended Credit Agreement also provides a mechanism for determining an alternative benchmark rate to the LIBOR. The Amended Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement) during any month. Such fee is payable monthly in arrears.

Pursuant to the Amended Credit Agreement, on March 31, 2020, we entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month LIBOR plus 2.0% to 2.5%. The term loan requires monthly principal payments of $0.3 million plus accrued interest. As of March 31, 2020, the outstanding balance of the term loan was $15.9 million. We are obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. We are also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). Subject to certain limitations, we may also voluntarily prepay the balance upon ten business days’ written notice.

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

The Amended Credit Agreement imposes financial covenants requiring us to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. We were in compliance with all financial covenants as of March 31, 2020. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by us and our subsidiaries and substantially all of our and our subsidiaries’ other assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2020 Q1 Form 10‑Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2020 Q1 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Other than the goodwill policy discussed below, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020 as compared to the critical accounting policies and estimates disclosed in our 2019 Form 10-K.

Goodwill

Goodwill is reviewed for impairment annually at December 31 or whenever events occur or circumstances change that indicates goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). Our reporting unit is equivalent to our operating segment as the individual components meet the criteria for aggregation.

In testing goodwill for impairment, we have the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, we evaluate factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. In the evaluation, we look at the long-term prospects for the reporting unit and recognize that current performance may not be the best indicator of future prospects or value, which requires management judgment.

If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. The fair value calculation uses a combination of income and market approaches. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or earnings before interest, tax, depreciation, and amortization. We utilize a weighted average of the income and market approaches, with a heavier weighting on the income approach because of the relatively limited number of direct comparable entities for which relevant multiples are available. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with foreign currencies and interest rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2019 Form 10-K.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2020 Q1 Form 10-Q, we completed the acquisition of 100% of Geneva on January 31, 2020. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Geneva. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Geneva from its evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. We have reported the operating results of Geneva in our condensed consolidated statements of operations and cash flows from the acquisition date through March 31, 2020. As of March 31, 2020, total assets related to Geneva represented approximately 23.7% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2020. Revenues from Geneva represented approximately 11.7% of our total consolidated revenues for the three months ended March 31, 2020.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Geneva into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2020 Q1 Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this 2020 Q1 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2019 Form 10-K could materially affect our business, financial condition, or operating results. The risks described in our 2019 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

The COVID-19 pandemic may have an adverse impact on our business, results of operations, financial position, and cash flows. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our employees, customers, supply chain, and distribution network. These impacts could include, without limitation, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain or distribution channels, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions impacting project owners ability to fund future projects, and related financial and commodity volatility, including volatility in raw material and other input costs.

We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees. These measures may reduce the ability of our employees to operate at the same level of productivity and efficiency. In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico through April 30, 2020 as a result of mandates made by Mexican authorities related to COVID‑19. This order was subsequently extended until May 31, 2020.

While COVID-19 did not have a material adverse effect on our reported results for our first quarter, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The severity of impacts on the global economy and the continued disruptions to and volatility in the financial markets remain unknown. The extent to which our business may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the speed of economic recovery as well as any new information, if any, which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

The impact of COVID-19 may also exacerbate other risks discussed in Part I – Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 6. Exhibits

(a) The exhibits filed as part of this 2020 Q1 Form 10-Q are listed below:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of January 31, 2020 among Northwest Pipe Company, Hatch Acquisition Corporation, Geneva Pipe Company, Inc., the Shareholders of Geneva Pipe Company, Inc., and Kurt Johnson, as Shareholder Representative, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on February 6, 2020 *

3.1	Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2016

3.2	First Amendment to the Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2020

10.1	Consent and Amendment No. 1 to Credit Agreement dated January 31, 2020 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and NWPC, LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on February 6, 2020 *

10.2	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2020

10.3	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2020

10.4

Separation Agreement dated March 30, 2020 between Northwest Pipe Company and Robin Gantt, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2020

10.5

Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Aaron Wilkins, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2020

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

* Schedules and similar attachments to the Merger Agreement and the Amended Credit Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S‑K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2020

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)