Form 10-Q
period 2020-06-30
NORTHWEST PIPE CO
filed 2020-08-05
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2020 was 9,800,810 shares.

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$69,971	$69,203	$138,894	$131,846
Cost of sales	57,013	60,985	116,357	117,057
Gross profit	12,958	8,218	22,537	14,789
Selling, general, and administrative expense	5,584	4,705	13,529	8,952
Operating income	7,374	3,513	9,008	5,837
Other income	1,059	25	658	184
Interest income	11	3	33	7
Interest expense	(262)	(120)	(481)	(251)
Income before income taxes	8,182	3,421	9,218	5,777
Income tax expense	2,184	447	2,656	638
Net income	$5,998	$2,974	$6,562	$5,139

Net income per share:
Basic	$0.61	$0.31	$0.67	$0.53
Diluted	$0.61	$0.31	$0.67	$0.53

Shares used in per share calculations:
Basic	9,792	9,736	9,771	9,736
Diluted	9,808	9,753	9,832	9,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$5,998	$2,974	$6,562	$5,139

Other comprehensive income (loss), net of tax:
Pension liability adjustment	24	27	49	53
Unrealized loss on cash flow hedges	(155)	-	(76)	(15)
Other comprehensive income (loss), net of tax	(131)	27	(27)	38
Comprehensive income	$5,867	$3,001	$6,535	$5,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$19,206	$31,014
Trade and other receivables, less allowance for doubtful accounts of $791 and $801	39,204	38,026
Contract assets	74,902	91,186
Inventories	35,425	30,654
Prepaid expenses and other	3,809	4,159
Total current assets	172,546	195,039
Property and equipment, less accumulated depreciation and amortization of $91,848 and $86,244	108,789	99,631
Operating lease right-of-use assets	29,645	7,683
Goodwill	22,985	-
Intangible assets, net	11,424	1,231
Other assets	6,323	6,661
Total assets	$351,712	$310,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,133	$-
Accounts payable	13,014	15,493
Accrued liabilities	11,876	12,150
Contract liabilities	4,731	12,281
Current portion of operating lease liabilities	2,340	1,642
Total current liabilities	35,094	41,566
Long-term debt	12,032	-
Operating lease liabilities	26,428	6,247
Deferred income taxes	12,202	4,265
Other long-term liabilities	10,448	10,009
Total liabilities	96,204	62,087

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,800,810 and 9,746,979 shares issued and outstanding	98	97
Additional paid-in-capital	121,358	120,544
Retained earnings	135,893	129,331
Accumulated other comprehensive loss	(1,841)	(1,814)
Total stockholders’ equity	255,508	248,158
Total liabilities and stockholders’ equity	$351,712	$310,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2020	9,787,995	$98	$120,902	$129,895	$(1,710)	$249,185
Net income	-	-	-	5,998	-	5,998
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	24	24
Unrealized loss on cash flow hedges, net of tax benefit of $52	-	-	-	-	(155)	(155)
Issuance of common stock under stock compensation plans	12,815	-	(517)	-	-	(517)
Share-based compensation expense	-	-	973	-	-	973
Balances, June 30, 2020	9,800,810	$98	$121,358	$135,893	$(1,841)	$255,508

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2019	9,735,055	$97	$118,857	$103,594	$(1,760)	$220,788
Net income	-	-	-	2,974	-	2,974
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	27	27
Issuance of common stock under stock compensation plans	9,772	-	-	-	-	-
Share-based compensation expense	-	-	653	-	-	653
Balances, June 30, 2019	9,744,827	$97	$119,510	$106,568	$(1,733)	$224,442

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	6,562	-	6,562
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	49	49
Unrealized loss on cash flow hedges, net of tax benefit of $29	-	-	-	-	(76)	(76)
Issuance of common stock under stock compensation plans	53,831	1	(619)	-	-	(618)
Share-based compensation expense	-	-	1,433	-	-	1,433
Balances, June 30, 2020	9,800,810	$98	$121,358	$135,893	$(1,841)	$255,508

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018-02	-	-	-	235	(235)	-
Net income	-	-	-	5,139	-	5,139
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	53	53
Unrealized loss on cash flow hedges, net of tax benefit of $8	-	-	-	-	(15)	(15)
Issuance of common stock under stock compensation plans	9,772	-	-	-	-	-
Share-based compensation expense	-	-	675	-	-	675
Balances, June 30, 2019	9,744,827	$97	$119,510	$106,568	$(1,733)	$224,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,562	$5,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	6,300	5,713
Amortization of intangible assets	972	216
Deferred income taxes	2,618	307
Gain on insurance proceeds	(1,018)	-
Share-based compensation expense	1,433	675
Other, net	128	115
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	5,107	3,319
Contract assets, net	9,978	1,870
Inventories	902	5,863
Prepaid expenses and other assets	2,835	1,064
Accounts payable	(3,787)	(7,891)
Accrued and other liabilities	(3,243)	909
Net cash provided by operating activities	28,787	17,299
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(48,728)	-
Purchases of property and equipment	(6,494)	(2,645)
Proceeds from sale of property and equipment	-	2
Proceeds from insurance	557	400
Net cash used in investing activities	(54,665)	(2,243)
Cash flows from financing activities:
Borrowings on line of credit	41,377	34,034
Repayments on line of credit	(41,377)	(45,498)
Borrowings on long-term debt	15,879	-
Payments on long-term debt	(529)	-
Payments of debt issuance costs	(454)	-
Payments on finance lease obligations	(208)	(215)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(618)	-
Net cash provided by (used in) financing activities	14,070	(11,679)
Change in cash and cash equivalents	(11,808)	3,377
Cash and cash equivalents, beginning of period	31,014	6,677
Cash and cash equivalents, end of period	$19,206	$10,054

Noncash investing and financing activities:
Accrued property and equipment purchases	$633	$1,137
Right-of-use assets obtained in exchange for operating lease liabilities	$1,837	$1,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (the “Company”) produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, and one of the largest offerings of fittings and specialized components in North America. The Company provides solution-based products for a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Therefore, the Company has determined that it operates in one segment, Water Infrastructure.

The Condensed Consolidated Financial Statements are expressed in United States Dollars and include the accounts of the Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial information as of December 31, 2019 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 (“2019 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2019 Form 10‑K.

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2020, particularly in light of the coronavirus disease 2019 (“COVID-19”) pandemic and its effects on the domestic and global economies.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

Consistent with national guidelines and with state and local orders to date, the Company currently continues to operate its manufacturing facilities in the United States as it produces critical water infrastructure products. The Company has taken proactive and precautionary steps to ensure the safety of its employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees.

In early April 2020, the Company was ordered to close its water infrastructure manufacturing facility in San Luis Río Colorado, Mexico (“SLRC”) as a result of mandates made by Mexican authorities that companies that do not carry out essential activities must suspend business operations in order to combat and eradicate the existence and transmission of COVID-19. The Company diverted orders on a case-by-case basis to its United States-based facilities during this closure. Since lifting previously imposed restrictions in early June 2020, the Mexican authorities have allowed weekly increases to our workforce.

While the COVID-19 pandemic has not had a material adverse effect on the Company's reported results for the first six months of 2020, the Company is unable to predict the ultimate impact that the COVID-19 pandemic may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business.

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

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe Company, Inc. (“Geneva”) for a purchase price of $49.4 million in cash. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. Consistent with prior periods and considering the chief operating decision maker's evaluation of post-acquisition performance is based on total Company results, the Company continues to report as one segment.

The following table summarizes the purchase consideration and preliminary fair value of the assets acquired and liabilities assumed as of January 31, 2020 (in thousands):

Assets
Cash and cash equivalents	$691
Trade and other receivables	7,089
Inventories	5,673
Prepaid expenses and other	356
Property and equipment	9,096
Operating lease right-of-use assets	21,684
Intangible assets	11,165
Total assets acquired	55,754

Liabilities
Accounts payable	1,395
Accrued liabilities	1,189
Operating lease liabilities	20,454
Deferred income taxes	5,343
Other long-term liabilities	939
Total liabilities assumed	29,320

Goodwill	22,985

Total purchase consideration	$49,419

The purchase consideration for this business combination was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase consideration recorded as goodwill. The asset and liability fair value measurements primarily related to inventories, property and equipment, operating lease right-of-use assets and liabilities, identifiable intangible assets, goodwill, and deferred income taxes, are preliminary and subject to change as additional information is obtained. As a result of additional information obtained during the measurement period about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the three months ended June 30, 2020 which resulted in a $0.1 million balance sheet reclassification between trade and other receivables and inventories. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

The Company incurred transaction costs associated with this acquisition of $0.1 million and $2.6 million during the three and six months ended June 30, 2020, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Geneva operations contributed net sales of $20.4 million to the Company’s continuing operations for the period from January 31, 2020 to June 30, 2020. It is impracticable to determine the effect on net income as a substantial portion of Geneva has been integrated into the Company’s ongoing operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$69,971	$81,004	$142,483	$153,424
Net income	6,331	3,905	8,755	5,871

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

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019

Raw materials	$26,252	$26,772
Work-in-process	2,058	1,579
Finished goods	5,527	683
Supplies	1,588	1,620
Total inventories	$35,425	$30,654

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows (in thousands):

Goodwill, December 31, 2019	$-
Acquisition of Geneva (Note 2)	22,985
Goodwill, June 30, 2020	$22,985

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

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on the Company as well as the current market capitalization and forecasts. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of June 30, 2020
Customer relationships	$9,409	$(1,200)	$8,209
Trade names and trademarks	3,225	(578)	2,647
Backlog	1,041	(473)	568
Total	$13,675	$(2,251)	$11,424

As of December 31, 2019
Customer relationships	$1,378	$(827)	$551
Trade names and trademarks	1,132	(452)	680
Total	$2,510	$(1,279)	$1,231

During the six months ended June 30, 2020, intangible assets increased due to the acquisition of Geneva. See Note 2, "Business Combination" for additional information related to this transaction.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from eleven months to 15 years. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
Remainder of 2020	$1,143
2021	1,153
2022	1,153
2023	1,153
2024	1,015
Thereafter	5,807
Total amortization expense	$11,424

5.	Line of Credit and Long-Term Debt

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

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Amended Credit Agreement also requires the Company to regularly provide financial information to Wells Fargo and to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. The Company was in compliance with its financial covenants as of June 30, 2020.

The Company's obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by the Company and its subsidiaries and substantially all of Company’s and its subsidiaries’ other assets.

Line of Credit

As of June 30, 2020, the Company had no outstanding revolving loan borrowings under the Amended Credit Agreement and additional revolving loan borrowing capacity of $55.1 million. As of December 31, 2019, the Company had no outstanding borrowings under the Credit Agreement. Revolving loan borrowings under the Amended Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate (“LIBOR”) plus 1.5% to 2.0%. As of June 30, 2020 and December 31, 2019, the weighted-average interest rate for outstanding revolving loan borrowings was 2.11% and 3.43% respectively. The Amended Credit Agreement provides a mechanism for determining an alternative benchmark rate to the LIBOR. The Amended Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement) during any month. Such fee is payable monthly in arrears.

Long-Term Debt

Pursuant to the Amended Credit Agreement, on March 31, 2020, the Company entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month LIBOR plus 2.0% to 2.5%. The term loan requires monthly principal payments of $0.3 million plus accrued interest. As of June 30, 2020, the outstanding balance of the term loan was $15.4 million. The Company is obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. The Company is also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). Subject to certain limitations, the Company may also voluntarily prepay all or a portion of the loan balance upon ten business days’ written notice.

Future principal payments of long-term debt are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$1,588
2021	3,176
2022	3,176
2023	3,176
2024	4,234
Total future principal payments	15,350
Less: Unamortized debt issuance costs	(185)
Less: Current portion of long-term debt	(3,133)
Long-term debt	$12,032

6.	Leases

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

The following table summarizes the Company’s leases recorded on the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2020	December 31, 2019
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$992	$1,203
Operating leases	29,645	7,683
Total right-of-use assets	$30,637	$8,886

Lease liabilities:
Finance leases	$1,434	$1,641
Operating leases	28,768	7,889
Total lease liabilities	$30,202	$9,530

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.1 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively.

Lease cost consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$106	$110	$211	$219
Interest on lease liabilities	20	14	42	29
Operating lease cost	947	480	1,752	905
Short-term lease cost	217	313	407	575
Variable lease cost	40	35	82	75
Total lease cost	$1,330	$952	$2,494	$1,803

The future maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2020	$271	$1,987
2021	382	3,050
2022	361	2,695
2023	157	2,432
2024	471	2,287
Thereafter	-	27,098
Total lease payments	1,642	39,549
Amount representing interest	(208)	(10,781)
Present value of lease liabilities	1,434	28,768
Current portion of lease liabilities (1)	(380)	(2,340)
Long-term lease liabilities (2)	$1,054	$26,428

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.43	3.79
Operating leases	17.61	8.31
Weighted-average discount rate
Finance leases	5.45%	5.40%
Operating leases	3.53%	4.50%

The following table presents other information related to the leases (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(42)	$(29)
Operating cash flows from operating leases	(1,677)	(887)
Financing cash flows from finance leases	(208)	(215)
Right-of-use assets obtained in exchange for operating lease liabilities	1,837	1,238

7.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2020
Financial assets:
Deferred compensation plan	$4,655	$4,018	$637	$-
Foreign currency forward contracts	76	-	76	-
Total financial assets	$4,731	$4,018	$713	$-

Financial liabilities:
Foreign currency forward contracts	$(261)	$-	$(261)	$-

As of December 31, 2019
Financial assets:
Deferred compensation plan	$5,150	$4,268	$882	$-

Financial liabilities:
Foreign currency forward contracts	$(138)	$-	$(138)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for the Company’s existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of June 30, 2020, the fair value of the Company’s long-term debt approximates the carrying value as the borrowings bear interest based on current market rates.

8.	Derivative Instruments and Hedging Activities

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized loss on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Income. If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of June 30, 2020 and December 31, 2019, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $15.0 million (CAD$20.4 million) and $6.1 million (CAD$7.9 million), respectively. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement.

All of the Company’s foreign currency forward contracts have maturities less than twelve months as of June 30, 2020, except three contracts with notional amounts totaling $10.9 million (CAD$14.9 million) and remaining maturities between 18 and 23 months.

As of June 30, 2020 and December 31, 2019, all foreign currency forward contracts were designated as cash flow hedges. For the three and six months ended June 30, 2020, gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $(0.1) million and $0.2 million, respectively. For the three and six months ended June 30, 2019, losses recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $(0.1) million. As of June 30, 2020, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was $(0.2) million. Substantially all of the outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cost of sales	$179	$118	$321	$124
Selling, general, and administrative expense	794	535	1,112	551
Total	$973	$653	$1,433	$675

Stock Option Awards

The Company’s stock incentive plan provides that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. During the six months ended June 30, 2020, 24,000 stock options at a weighted-average exercise price of $24.15 were exercised. As of June 30, 2020, there were no stock options outstanding.

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

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value
Unvested RSUs and PSAs as of December 31, 2019	85,170	$23.56
RSUs and PSAs granted	97,834	26.61
Unvested RSUs and PSAs canceled	(3,752)	23.56
RSUs and PSAs vested (2)	(49,680)	23.56
Unvested RSUs and PSAs as of June 30, 2020	129,572	25.86

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2020, the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 136%, based on the performance-based conditions achieved.

The unvested balance of RSUs and PSAs as of June 30, 2020 includes approximately 91,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of June 30, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

For the six months ended June 30, 2020 and 2019, stock awards of 12,815 shares and 9,772 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $25.37 in 2020 and $24.56 in 2019.

10.	Commitments and Contingencies

Portland Harbor Superfund Site

In December 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in December 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The EPA finalized the remedial investigation report in February 2016, and the feasibility study in June 2016, which identified multiple remedial alternatives. In January 2017, the EPA issued its Record of Decision selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion and 13 years to complete. The EPA has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 potentially responsible parties. Because of the large number of potentially responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of the date of this filing.

The ODEQ is separately providing oversight of voluntary investigations and source control activities by the Company involving the Company's site, which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination and the Company's responsibility for the contamination have not yet been determined.

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while the Company repaired the damage. The Company’s other production locations were deployed to absorb the lost production that resulted. The Company has insurance coverage in place covering, among other things, business interruption and property damage up to certain specified amounts, and worked with its insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. As of June 30, 2020, the Company has recorded $2.8 million of insurance proceeds as a receivable.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of June 30, 2020. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in revenue of $0.6 million and $0.2 million for the three and six months ended June 30, 2020, respectively and approximately $0 and $(1.5) million for the three and six months ended June 30, 2019, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Over time	$57,649	$69,203	$118,527	$131,846
Point in time	12,322	-	20,367	-
Net sales	$69,971	$69,203	$138,894	$131,846

Contract Assets and Liabilities

Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts. These amounts will be billed based on the terms of the contracts, which can include certain milestones, partial shipments, or completion of the contracts. Payment terms of amounts billed vary based on the customer, but are typically due within 30 days of invoicing.

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $4.3 million and $8.4 million during the three and six months ended June 30, 2020, respectively, and $0.9 million and $3.4 million during the three and six months ended June 30, 2019, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products. As of June 30, 2020, backlog was approximately $159 million. The Company expects to recognize approximately 54% of the remaining performance obligations in 2020, 42% in 2021, and the balance thereafter.

12.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2015.

The Company recorded income tax expense at an estimated effective income tax rate of 26.7% and 28.8% for the three and six months ended June 30, 2020, respectively, and 13.1% and 11.0% for the three and six months ended June 30, 2019, respectively. The Company’s estimated effective income tax rate for the three months ended June 30, 2020 approximates the statutory rate, while the estimated effective income tax rate for the six months ended June 30, 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. The Company’s estimated effective income tax rate for the three and six months ended June 30, 2019 was impacted by the final Section 965 regulations issued in June 2019 related to certain foreign tax credit aspects of the transition tax, as well as the estimated changes in the Company’s valuation allowance.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$5,998	$2,974	$6,562	$5,139

Basic weighted-average common shares outstanding	9,792	9,736	9,771	9,736
Effect of potentially dilutive common shares (1)	16	17	61	9
Diluted weighted-average common shares outstanding	9,808	9,753	9,832	9,745

Net income per common share:
Basic	$0.61	$0.31	$0.67	$0.53
Diluted	$0.61	$0.31	$0.67	$0.53

(1)	The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 90,000 for the three months ended June 30, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (“2020 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include changes in demand and market prices for our products, product mix, bidding activity, the timing of customer orders and deliveries, production schedules, the price and availability of raw materials, price and volume of imported product, excess or shortage of production capacity, international trade policy and regulations, changes in tariffs and duties imposed on imports and exports and related impacts on us, our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business, our ability to effectively integrate Geneva Pipe Company, Inc. (“Geneva”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results, the impacts of recent U.S. tax reform legislation on our results of operations, the adequacy of our insurance coverage, operating problems at our manufacturing operations including fires, explosions, inclement weather, natural disasters, and the impact of pandemics, epidemics, or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (“COVID-19”), and other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and from time to time in our other Securities and Exchange Commission filings and reports. Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2020 Q2 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is the largest manufacturer of engineered steel water pipeline systems in North America. We produce high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, and one of the largest offerings of fittings and specialized components in North America. Our manufacturing facilities are strategically positioned to meet growing water and wastewater infrastructure needs. Our solution-based products serve a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. These pipeline systems are produced from several manufacturing facilities which are located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; Salt Lake City, Utah; Orem, Utah; St. George, Utah; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe Company, Inc. for a purchase price of $49.4 million in cash. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at its three manufacturing facilities.

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

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

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

In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico (“SLRC”) as a result of mandates made by Mexican authorities that companies that do not carry out essential activities must suspend business operations in order to combat and eradicate the existence and transmission of COVID-19. We diverted orders on a case-by-case basis to our United States-based facilities during this closure. Since lifting previously imposed restrictions in early June 2020, the Mexican authorities have allowed weekly increases to our workforce.

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the first six months of 2020, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We are closely monitoring the impact of the outbreak of COVID‑19 on all aspects of our business.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	$	% of Net Sales	$	% of Net Sales

Net sales	$69,971	100.0%	$69,203	100.0%
Cost of sales	57,013	81.5	60,985	88.1
Gross profit	12,958	18.5	8,218	11.9
Selling, general, and administrative expense	5,584	8.0	4,705	6.8
Operating income	7,374	10.5	3,513	5.1
Other income	1,059	1.5	25	-
Interest income	11	-	3	-
Interest expense	(262)	(0.3)	(120)	(0.2)
Income before income taxes	8,182	11.7	3,421	4.9
Income tax expense	2,184	3.1	447	0.6
Net income	$5,998	8.6%	$2,974	4.3%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	$	% of Net Sales	$	% of Net Sales

Net sales	$138,894	100.0%	$131,846	100.0%
Cost of sales	116,357	83.8	117,057	88.8
Gross profit	22,537	16.2	14,789	11.2
Selling, general, and administrative expense	13,529	9.7	8,952	6.8
Operating income	9,008	6.5	5,837	4.4
Other income	658	0.5	184	0.1
Interest income	33	-	7	-
Interest expense	(481)	(0.4)	(251)	(0.1)
Income before income taxes	9,218	6.6	5,777	4.4
Income tax expense	2,656	1.9	638	0.5
Net income	$6,562	4.7%	$5,139	3.9%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2020 Q2 Form 10-Q for information on our acquisition of Geneva in January 2020.

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Net sales. Net sales increased 1.1% to $70.0 million for the second quarter of 2020 compared to $69.2 million for the second quarter of 2019 and increased 5.3% to $138.9 million for the first six months of 2020 compared to $131.8 million for the first six months of 2019. The increase in net sales was due to the acquired Geneva operations, which contributed $12.4 million and $20.4 million in net sales during the second quarter and first six months of 2020, respectively. Net sales decreased at legacy facilities for the second quarter of 2020 compared to the second quarter of 2019 primarily due to a 31% decrease in production volume resulting from the shut-down of our SLRC facility and changes in project timing, which were partially offset by a 20% increase in selling price per ton. Net sales decreased at legacy facilities for the first six months of 2020 compared to the first six months of 2019 primarily due to a 22% decrease in production volume resulting from the shut-down of our SLRC facility and changes in project timing, which were partially offset by a 15% increase in selling price per ton. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 57.7% to $13.0 million (18.5% of Net sales) for the second quarter of 2020 compared to $8.2 million (11.9% of Net sales) for the second quarter of 2019 and increased 52.4% to $22.5 million (16.2% of Net sales) for the first six months of 2020 compared to $14.8 million (11.2% of Net sales) for the first six months of 2019. The increase in gross profit was primarily due to improved product pricing in our steel pressure pipe business, as well as the addition of the acquired Geneva operations. This was partially offset by decreased production volume as well as costs associated with the shut-down of our SLRC facility. Since lifting restrictions previously imposed, the Mexican authorities have allowed for weekly increases to the SLRC workforce beginning in June. Additionally, as a result of the fire at our Saginaw facility in April 2019, $1.4 million of business interruption insurance recovery (net of incremental production costs) was recorded in the first six months of 2020, compared to $3.2 million of incremental production costs in the first six months of 2019.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 18.7% to $5.6 million (8.0% of Net sales) for the second quarter of 2020 compared to $4.7 million (6.8% of Net sales) for the second quarter of 2019 and increased 51.1% to $13.5 million (9.7% of Net sales) for the first six months of 2020 compared to $9.0 million (6.8% of Net sales) for the first six months of 2019. The increase in selling, general, and administrative expense for the second quarter of 2020 compared to the second quarter of 2019 was primarily due to $0.3 million in higher professional and other fees, $0.2 million in higher compensation-related expense, $0.2 million in higher intangible amortization expense, and $0.1 million in acquisition-related transaction costs. The increase in selling, general, and administrative expense for the first six months of 2020 compared to the first six months of 2019 was primarily due to $2.6 million in acquisition-related transaction costs, $1.5 million in higher compensation-related expense, primarily related to incentive compensation, and $0.4 million in higher intangible amortization expense.

Income taxes. Income tax expense was $2.2 million in the second quarter of 2020 (an effective income tax rate of 26.7%) compared to $0.4 million in the second quarter of 2019 (an effective income tax rate of 13.1%) and was $2.7 million in the first six months of 2020 (an effective income tax rate of 28.8%) compared to $0.6 million in the first six months of 2019 (an effective income tax rate of 11.0%). Our estimated effective income tax rate for the second quarter of 2020 approximates the statutory rate, while our estimated effective income tax rate for the first six months of 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. Our estimated effective income tax rate for the second quarter and first six months of 2019 was impacted by the final Section 965 regulations issued in June 2019 related to certain foreign tax credit aspects of the transition tax, as well as the estimated changes in our valuation allowance. Our estimated effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated October 25, 2018 (“Credit Agreement”), as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (collectively the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the six months ended June 30, 2020 and 2019 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2020 Q2 Form 10-Q, and are further discussed below.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of June 30, 2020, our working capital (current assets minus current liabilities) was $137.5 million compared to $153.5 million as of December 31, 2019. Cash and cash equivalents totaled $19.2 million and $31.0 million as of June 30, 2020 and December 31, 2019, respectively. The decrease in cash and cash equivalents is primarily attributable to the cash used in January 2020 for the acquisition of Geneva, offset by changes in working capital and the term loan executed in March 2020.

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

There were no revolving loan borrowings under the Amended Credit Agreement as of June 30, 2020 or the Credit Agreement as of December 31, 2019.

Net cash provided by operating activities in the first six months of 2020 was $28.8 million compared to $17.3 million in the first six months of 2019. Net income, adjusted for non-cash items, generated $17.0 million of operating cash flow in the first six months of 2020 compared to $12.2 million in the first six months of 2019. The net change in working capital resulted in an increase to net cash provided by operations of $11.8 million in the first six months of 2020 compared to $5.1 million in the first six months of 2019.

Net cash used in investing activities in the first six months of 2020 was $54.7 million compared to $2.2 million in the first six months of 2019. Net cash used in investing activities in the first six months of 2020 includes the acquisition of Geneva of $48.7 million, net of cash acquired. Insurance proceeds related to the fire at our Saginaw facility were $0.5 million in the first six months of 2020 compared to $0.4 million in the first six months of 2019. Capital expenditures were $6.5 million in the first six months of 2020 compared to $2.6 million in the first six months of 2019, which was primarily standard capital replacement. We currently expect capital expenditures in 2020 to be approximately $12 million to $14 million primarily for standard capital replacement.

Net cash provided by (used in) financing activities in the first six months of 2020 was $14.1 million compared to $(11.7) million in the first six months of 2019. Net borrowings on long-term debt were $15.4 million in the first six months of 2020. There were no net borrowings (repayments) on the line of credit in the first six months of 2020 compared to $(11.5) million in the first six months of 2019.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Amended Credit Agreement will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months, depending on continued developments with respect to the COVID-19 pandemic. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Geneva in January 2020, which was funded by working capital and borrowings under the Amended Credit Agreement.

On September 15, 2017, our registration statement on Form S-3 (Registration No. 333-216802) covering the potential future sale of up to $120 million of our equity and/or debt securities or combinations thereof, was declared effective by the Securities and Exchange Commission. This registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2020 Q2 Form 10-Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2019 Form 10-K.

Line of Credit and Long-Term Debt

The Amended Credit Agreement expires on October 25, 2024 and provides for a term loan, as well as letters of credit and revolving loans in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). As of June 30, 2020, under the Amended Credit Agreement, we had $15.4 million of outstanding long-term debt, $1.6 million of outstanding letters of credit, and no revolving loan borrowings. As of June 30, 2020, we had additional revolving loan borrowing capacity of $55.1 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

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

The Amended Credit Agreement imposes financial covenants requiring us to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. We were in compliance with all financial covenants as of June 30, 2020. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2020 Q2 Form 10‑Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2020 Q2 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Other than the policies discussed below, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020 as compared to the critical accounting policies and estimates disclosed in our 2019 Form 10‑K. As a result of our acquisition of Geneva, our revenue recognition policy was updated for the addition of water infrastructure precast concrete products and our goodwill policy was added to our listing of critical accounting policies and estimates.

Revenue Recognition

Revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of our right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor, and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel. Significant judgment is required in estimating total costs and measuring the progress of project completion, as well as whether a loss is expected to be incurred on the contract. We use certain assumptions and develop estimates based on a number of factors, including the degree of required product customization, our historical experience, the project plans, and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Revenue for water infrastructure precast concrete products is recognized at the time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management's judgment. Our contracts do not contain significant financing.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2020 Q2 Form 10-Q, we completed the acquisition of 100% of Geneva on January 31, 2020. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Geneva. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Geneva from its evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. We have reported the operating results of Geneva in our condensed consolidated statements of operations and cash flows from the acquisition date through June 30, 2020. As of June 30, 2020, total assets related to Geneva represented approximately 24.0% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2020. Revenues from Geneva represented approximately 14.7% of our total consolidated revenues for the six months ended June 30, 2020.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Geneva into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2020 Q2 Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this 2020 Q2 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2019 Form 10-K could materially affect our business, financial condition, or operating results. The risks described in our 2019 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees. These measures may reduce the ability of our employees to operate at the same level of productivity and efficiency. In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico as a result of mandates made by Mexican authorities related to COVID-19. Since lifting previously imposed restrictions in early June 2020, the Mexican authorities have allowed weekly increases to our workforce.

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the first six months of 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The severity of impacts on the global economy and the continued disruptions to and volatility in the financial markets remain unknown. The extent to which our business may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the speed of economic recovery as well as any new information, if any, which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Part I – Item 1A., “Risk Factors” in our 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 6. Exhibits

(a) The exhibits filed as part of this 2020 Q2 Form 10-Q are listed below:

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

Dated: August 5, 2020

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)