Form 10-Q
period 2020-09-30
NORTHWEST PIPE CO
filed 2020-11-05
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2020 was 9,805,437 shares.

NORTHWEST PIPE COMPANY

FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$77,632	$75,226	$216,526	$207,072
Cost of sales	62,013	59,751	178,370	176,808
Gross profit	15,619	15,475	38,156	30,264
Selling, general, and administrative expense	5,656	4,900	19,185	13,852
Operating income	9,963	10,575	18,971	16,412
Other income	157	2,792	815	2,976
Interest income	16	23	49	30
Interest expense	(238)	(114)	(719)	(365)
Income before income taxes	9,898	13,276	19,116	19,053
Income tax expense	2,631	2,529	5,287	3,167
Net income	$7,267	$10,747	$13,829	$15,886

Net income per share:
Basic	$0.74	$1.10	$1.41	$1.63
Diluted	$0.73	$1.10	$1.40	$1.63

Shares used in per share calculations:
Basic	9,802	9,745	9,782	9,739
Diluted	9,861	9,785	9,851	9,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$7,267	$10,747	$13,829	$15,886

Other comprehensive income (loss), net of tax:
Pension liability adjustment	25	25	74	78
Unrealized gain (loss) on cash flow hedges	19	(2)	(57)	(17)
Other comprehensive income, net of tax	44	23	17	61
Comprehensive income	$7,311	$10,770	$13,846	$15,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,363	$31,014
Trade and other receivables, less allowance for doubtful accounts of $719 and $801	43,624	38,026
Contract assets	76,276	91,186
Inventories	31,945	30,654
Prepaid expenses and other	3,374	4,159
Total current assets	185,582	195,039
Property and equipment, less accumulated depreciation and amortization of $94,857 and $86,244	109,172	99,631
Operating lease right-of-use assets	31,538	7,683
Goodwill	22,985	-
Intangible assets, net	11,116	1,231
Other assets	6,432	6,661
Total assets	$366,825	$310,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,132	$-
Accounts payable	13,702	15,493
Accrued liabilities	14,046	12,150
Contract liabilities	4,540	12,281
Current portion of operating lease liabilities	2,303	1,642
Total current liabilities	37,723	41,566
Long-term debt	11,244	-
Operating lease liabilities	28,448	6,247
Deferred income taxes	14,611	4,265
Other long-term liabilities	11,107	10,009
Total liabilities	103,133	62,087

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,805,437 and 9,746,979 shares issued and outstanding	98	97
Additional paid-in-capital	122,231	120,544
Retained earnings	143,160	129,331
Accumulated other comprehensive loss	(1,797)	(1,814)
Total stockholders’ equity	263,692	248,158
Total liabilities and stockholders’ equity	$366,825	$310,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2020	9,800,810	$98	$121,358	$135,893	$(1,841)	$255,508
Net income	-	-	-	7,267	-	7,267
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	25	25
Unrealized gain on cash flow hedges, net of tax expense of $6	-	-	-	-	19	19
Issuance of common stock under stock compensation plans	4,627	-	-	-	-	-
Share-based compensation expense	-	-	873	-	-	873
Balances, September 30, 2020	9,805,437	$98	$122,231	$143,160	$(1,797)	$263,692

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2019	9,744,827	$97	$119,510	$106,568	$(1,733)	$224,442
Net income	-	-	-	10,747	-	10,747
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	25	25
Unrealized loss on cash flow hedges, net of tax benefit of $1	-	-	-	-	(2)	(2)
Issuance of common stock under stock compensation plans	2,152	-	-	-	-	-
Share-based compensation expense	-	-	541	-	-	541
Balances, September 30, 2019	9,746,979	$97	$120,051	$117,315	$(1,710)	$235,753

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	13,829	-	13,829
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	74	74
Unrealized loss on cash flow hedges, net of tax benefit of $23	-	-	-	-	(57)	(57)
Issuance of common stock under stock compensation plans	58,458	1	(619)	-	-	(618)
Share-based compensation expense	-	-	2,306	-	-	2,306
Balances, September 30, 2020	9,805,437	$98	$122,231	$143,160	$(1,797)	$263,692

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018-02	-	-	-	235	(235)	-
Net income	-	-	-	15,886	-	15,886
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	78	78
Unrealized loss on cash flow hedges, net of tax benefit of $9	-	-	-	-	(17)	(17)
Issuance of common stock under stock compensation plans	11,924	-	-	-	-	-
Share-based compensation expense	-	-	1,216	-	-	1,216
Balances, September 30, 2019	9,746,979	$97	$120,051	$117,315	$(1,710)	$235,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$13,829	$15,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	9,332	9,215
Amortization of intangible assets	1,607	269
Deferred income taxes	5,025	2,718
Gain on insurance proceeds	(1,147)	(431)
Share-based compensation expense	2,306	1,216
Other, net	869	157
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	(354)	(4,263)
Contract assets, net	8,298	(7,373)
Inventories	4,382	12,016
Prepaid expenses and other assets	3,787	2,507
Accounts payable	(3,343)	(12,337)
Accrued and other liabilities	(1,201)	1,786
Net cash provided by operating activities	43,390	21,366
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(48,728)	-
Purchases of property and equipment	(9,787)	(5,925)
Purchases of intangible assets	(327)	-
Proceeds from sale of property and equipment	-	15
Proceeds from insurance	1,637	1,400
Net cash used in investing activities	(57,205)	(4,510)
Cash flows from financing activities:
Borrowings on line of credit	41,377	41,744
Repayments on line of credit	(41,377)	(53,208)
Borrowings on long-term debt	15,879	-
Payments on long-term debt	(1,323)	-
Payments of debt issuance costs	(461)	-
Payments on finance lease obligations	(313)	(325)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(618)	-
Net cash provided by (used in) financing activities	13,164	(11,789)
Change in cash and cash equivalents	(651)	5,067
Cash and cash equivalents, beginning of period	31,014	6,677
Cash and cash equivalents, end of period	$30,363	$11,744

Noncash investing and financing activities:
Accrued property and equipment purchases	$876	$515
Right-of-use assets obtained in exchange for operating lease liabilities	$4,471	$1,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (the “Company”) is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, the Company produces high-quality precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, and one of the largest offerings of fittings and specialized components. The Company provides solution-based products for a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Therefore, the Company has determined that it operates in one segment, Water Infrastructure.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2020, particularly in light of the coronavirus disease 2019 (“COVID-19”) pandemic and its effects on the domestic and global economies.

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

In early April 2020, the Company was ordered to close its water infrastructure manufacturing facility in San Luis Río Colorado, Mexico (“SLRC”) as a result of mandates made by Mexican authorities that companies that do not carry out essential activities in Mexico must suspend business operations in order to combat and eradicate the existence and transmission of COVID-19. The Company diverted orders on a case-by-case basis to its United States-based facilities during this closure. In early June 2020, the Mexican authorities determined the SLRC facility was essential, and allowed weekly increases to the workforce. By July 2020, operations at the SLRC facility were fully restored.

While the COVID-19 pandemic has not had a material adverse effect on the Company's reported results for the first nine months of 2020, the Company is unable to predict the ultimate impact that the COVID-19 pandemic may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. The Company is closely monitoring the impact of the outbreak of COVID-19 on all aspects of its business.

Immaterial Correction of Error

The Company recorded revenue of $1.2 million during the three and twelve months ended December 31, 2018, which should have been recorded in the three months ended March 31, 2019. The misstatement in the timing of revenue recognition was due to an error in the measurement of costs incurred to date relative to estimated total direct costs at an acquired Ameron Water Transmission Group, LLC facility. Management concluded that this out of period adjustment was not material to the consolidated financial results for the year ended December 31, 2019.

2.	Business Combination

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.) (“Geneva”) for a purchase price of $49.4 million in cash. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. Consistent with prior periods and considering the chief operating decision maker's evaluation of post-acquisition performance is based on total Company results, the Company continues to report as one segment.

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

The Company incurred transaction costs associated with this acquisition of approximately $0 and $2.6 million during the three and nine months ended September 30, 2020, respectively, and $0.5 million during the three and nine months ended September 30, 2019. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Geneva operations contributed net sales of $12.5 million and $32.9 million to the Company’s continuing operations for the three months ended September 30, 2020 and the period from January 31, 2020 to September 30, 2020, respectively. It is impracticable to determine the effect on net income as a substantial portion of Geneva has been integrated into the Company’s ongoing operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$77,632	$88,053	$220,115	$241,477
Net income	7,589	11,282	16,344	17,153

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

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019

Raw materials	$23,960	$26,772
Work-in-process	1,215	1,579
Finished goods	5,197	683
Supplies	1,573	1,620
Total inventories	$31,945	$30,654

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows (in thousands):

Goodwill, December 31, 2019	$-
Acquisition of Geneva (Note 2)	22,985
Goodwill, September 30, 2020	$22,985

Goodwill is reviewed for impairment annually as of December 31. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and their impact on the Company as well as current market capitalization and forecasts. The Company determined that a triggering event has not occurred which would require an interim impairment test to be performed.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of September 30, 2020
Customer relationships	$9,409	$(1,417)	$7,992
Trade names and trademarks	3,225	(649)	2,576
Backlog	1,041	(757)	284
Other	327	(63)	264
Total	$14,002	$(2,886)	$11,116

As of December 31, 2019
Customer relationships	$1,378	$(827)	$551
Trade names and trademarks	1,132	(452)	680
Total	$2,510	$(1,279)	$1,231

During the nine months ended September 30, 2020, intangible assets increased primarily due to the acquisition of Geneva. See Note 2, “Business Combination” for additional information related to this transaction.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from eleven months to 15 years. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
Remainder of 2020	$599
2021	1,262
2022	1,262
2023	1,171
2024	1,015
Thereafter	5,807
Total amortization expense	$11,116

5.	Line of Credit and Long-Term Debt

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

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Amended Credit Agreement also requires the Company to regularly provide financial information to Wells Fargo and to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. The Company was in compliance with its financial covenants as of September 30, 2020.

The Company's obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by the Company and its subsidiaries and substantially all of Company’s and its subsidiaries’ other assets.

Line of Credit

As of September 30, 2020, the Company had no outstanding revolving loan borrowings under the Amended Credit Agreement and additional revolving loan borrowing capacity of $54.8 million. As of December 31, 2019, the Company had no outstanding borrowings under the Credit Agreement. Revolving loan borrowings under the Amended Credit Agreement bear interest at rates related to the daily three month London Interbank Offered Rate (“LIBOR”) plus 1.5% to 2.0%. As of September 30, 2020 and December 31, 2019, the weighted-average interest rate for outstanding revolving loan borrowings was 1.74% and 3.43% respectively. The Amended Credit Agreement provides a mechanism for determining an alternative benchmark rate to the LIBOR. The Amended Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement) during any month. Such fee is payable monthly in arrears.

Long-Term Debt

Pursuant to the Amended Credit Agreement, on March 31, 2020, the Company entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month LIBOR plus 2.0% to 2.5%. The term loan requires monthly principal payments of $0.3 million plus accrued interest. As of September 30, 2020, the outstanding balance of the term loan was $14.6 million. The Company is obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. The Company is also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). The potential amount of prepayment from Excess Cash Flow that may be required in 2021, if any, cannot be determined until the results for the year ended December 31, 2020 are final. Subject to certain limitations, the Company may also voluntarily prepay all or a portion of the loan balance upon ten business days’ written notice.

Future scheduled principal payments of long-term debt are as follows (in thousands):

Year ending December 31,
Remainder of 2020	$794
2021	3,176
2022	3,176
2023	3,176
2024	4,234
Total future principal payments	14,556
Less: Unamortized debt issuance costs	(180)
Less: Current portion of long-term debt	(3,132)
Long-term debt	$11,244

6.	Leases

The Company has entered into various equipment and property leases. Certain lease agreements include renewals and/or purchase options set to expire at various dates, and certain lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table summarizes the Company’s leases recorded on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2020	December 31, 2019
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$886	$1,203
Operating leases	31,538	7,683
Total right-of-use assets	$32,424	$8,886

Lease liabilities:
Finance leases	$1,328	$1,641
Operating leases	30,751	7,889
Total lease liabilities	$32,079	$9,530

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.2 million and $0.9 million as of September 30, 2020 and December 31, 2019, respectively.

Lease cost consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$105	$109	$316	$328
Interest on lease liabilities	19	13	61	42
Operating lease cost	957	514	2,709	1,419
Short-term lease cost	113	383	520	958
Variable lease cost	80	33	162	108
Total lease cost	$1,274	$1,052	$3,768	$2,855

The future maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2020	$125	$892
2021	382	3,178
2022	361	2,820
2023	158	2,561
2024	471	2,416
Thereafter	-	29,871
Total lease payments	1,497	41,738
Amount representing interest	(169)	(10,987)
Present value of lease liabilities	1,328	30,751
Current portion of lease liabilities (1)	(352)	(2,303)
Long-term lease liabilities (2)	$976	$28,448

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Finance leases	3.27	3.79
Operating leases	18.23	8.31
Weighted-average discount rate
Finance leases	5.48%	5.40%
Operating leases	3.37%	4.50%

The following table presents other information related to the leases (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(61)	$(42)
Operating cash flows from operating leases	(2,588)	(1,396)
Financing cash flows from finance leases	(313)	(325)
Right-of-use assets obtained in exchange for operating lease liabilities	4,471	1,238

7.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2020
Financial assets:
Deferred compensation plan	$4,801	$3,932	$869	$-
Foreign currency forward contracts	2	-	2	-
Total financial assets	$4,803	$3,932	$871	$-

Financial liabilities:
Foreign currency forward contracts	$(529)	$-	$(529)	$-

As of December 31, 2019
Financial assets:
Deferred compensation plan	$5,150	$4,268	$882	$-

Financial liabilities:
Foreign currency forward contracts	$(138)	$-	$(138)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for the Company’s existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of September 30, 2020, the fair value of the Company’s long-term debt approximates the carrying value as the borrowings bear interest based on current market rates.

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

As of September 30, 2020 and December 31, 2019, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $16.7 million (CAD$22.3 million) and $6.1 million (CAD$7.9 million), respectively. All of the Company’s foreign currency forward contracts are subject to an enforceable master netting arrangement.

As of September 30, 2020, three of the Company's foreign currency forward contracts with notional amounts totaling $11.2 million (CAD$14.9 million) had remaining maturities between 15 and 20 months, and the remaining contracts had maturities less than twelve months.

As of September 30, 2020 and December 31, 2019, all foreign currency forward contracts were designated as cash flow hedges. Gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $(0.2) million and approximately $0 for the three and nine months ended September 30, 2020, respectively, and $0.1 million and approximately $0 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was $(0.1) million, of which approximately $0 is expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cost of sales	$255	$125	$576	$249
Selling, general, and administrative expense	618	416	1,730	967
Total	$873	$541	$2,306	$1,216

Stock Option Awards

The Company’s stock incentive plan provides that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. During the nine months ended September 30, 2020, 24,000 stock options at a weighted-average exercise price of $24.15 were exercised. As of September 30, 2020, there were no stock options outstanding.

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

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value
Unvested RSUs and PSAs as of December 31, 2019	85,170	$23.56
RSUs and PSAs granted	97,834	26.61
Unvested RSUs and PSAs canceled	(3,752)	23.56
RSUs and PSAs vested (2)	(49,680)	23.56
Unvested RSUs and PSAs as of September 30, 2020	129,572	25.86

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2020, the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 136%, based on the performance-based conditions achieved.

The unvested balance of RSUs and PSAs as of September 30, 2020 includes approximately 91,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of September 30, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

For the nine months ended September 30, 2020 and 2019, stock awards of 17,442 shares and 11,924 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $25.81 in 2020 and $25.16 in 2019.

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

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of September 30, 2020. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in revenue of $0.9 million and $1.1 million for the three and nine months ended September 30, 2020, respectively and $0.4 million and $(1.1) million for the three and nine months ended September 30, 2019, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Over time	$65,077	$75,226	$183,604	$207,072
Point in time	12,555	-	32,922	-
Net sales	$77,632	$75,226	$216,526	$207,072

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $3.9 million and $11.2 million during the three and nine months ended September 30, 2020, respectively, and $6.5 million and $3.3 million during the three and nine months ended September 30, 2019, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products. As of September 30, 2020, backlog was approximately $143 million. The Company expects to recognize approximately 41% of the remaining performance obligations in 2020, 50% in 2021, and the balance thereafter.

12.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2016.

The Company recorded income tax expense at an estimated effective income tax rate of 26.6% and 27.7% for the three and nine months ended September 30, 2020, respectively, and 19.0% and 16.6% for the three and nine months ended September 30, 2019, respectively. The Company’s estimated effective income tax rate for the three months ended September 30, 2020 approximates the statutory rate, while the estimated effective income tax rate for the nine months ended September 30, 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. The Company’s estimated effective income tax rate for the three and nine months ended September 30, 2019 was primarily impacted by the estimated changes in the Company’s valuation allowance.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$7,267	$10,747	$13,829	$15,886

Basic weighted-average common shares outstanding	9,802	9,745	9,782	9,739
Effect of potentially dilutive common shares	59	40	69	23
Diluted weighted-average common shares outstanding	9,861	9,785	9,851	9,762

Net income per common share:
Basic	$0.74	$1.10	$1.41	$1.63
Diluted	$0.73	$1.10	$1.40	$1.63

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (“2020 Q3 Form 10-Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

●	changes in demand and market prices for our products;

●	product mix;

●	bidding activity;

●	the timing of customer orders and deliveries;

●	production schedules;

●	the price and availability of raw materials;

●	price and volume of imported product;

●	excess or shortage of production capacity;

●	international trade policy and regulations;

●	changes in tariffs and duties imposed on imports and exports and related impacts on us;

●	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;

●

our ability to effectively integrate Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.) (“Geneva”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

●	the impacts of recent U.S. tax reform legislation on our results of operations;

●	the adequacy of our insurance coverage;

●	operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters;

●	the impact of pandemics, epidemics, or other public health emergencies, such as the recent outbreak of coronavirus disease 2019 (“COVID‑19”); and

●

other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and from time to time in our other Securities and Exchange Commission (“SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2020 Q3 Form 10-Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we produce high-quality precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, and one of the largest offerings of fittings and specialized components. Our manufacturing facilities are strategically positioned to meet growing water and wastewater infrastructure needs. Our solution-based products serve a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. These pipeline systems are produced from several manufacturing facilities which are located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; Salt Lake City, Utah; Orem, Utah; St. George, Utah; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million in cash. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at its three manufacturing facilities.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to federal, state, and municipal agencies, privately-owned water companies, or developers for specific projects. We believe our sales are substantially driven by spending on urban growth and new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the range of products, our precast concrete products mainly serve stormwater and sanitary sewer systems, while our steel pipe tends to fit larger-diameter, higher-pressure pipeline applications.

Our Current Economic Environment

We operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50-year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and financing along with increased manufacturing capacity from competition could impact the business. Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales, and changes in our selling prices often correlate directly to changes in steel costs.

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

In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico (“SLRC”) as a result of mandates made by Mexican authorities that companies that do not carry out essential activities in Mexico must suspend business operations in order to combat and eradicate the existence and transmission of COVID-19. We diverted orders on a case-by-case basis to our United States-based facilities during this closure. In early June 2020, the Mexican authorities determined our SLRC facility was essential, and allowed weekly increases to our workforce. By July 2020, operations at our SLRC facility were fully restored.

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the first nine months of 2020, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	$	% of Net Sales	$	% of Net Sales

Net sales	$77,632	100.0%	$75,226	100.0%
Cost of sales	62,013	79.9	59,751	79.4
Gross profit	15,619	20.1	15,475	20.6
Selling, general, and administrative expense	5,656	7.3	4,900	6.5
Operating income	9,963	12.8	10,575	14.1
Other income	157	0.2	2,792	3.7
Interest income	16	-	23	-
Interest expense	(238)	(0.3)	(114)	(0.2)
Income before income taxes	9,898	12.7	13,276	17.6
Income tax expense	2,631	3.3	2,529	3.3
Net income	$7,267	9.4%	$10,747	14.3%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	$	% of Net Sales	$	% of Net Sales

Net sales	$216,526	100.0%	$207,072	100.0%
Cost of sales	178,370	82.4	176,808	85.4
Gross profit	38,156	17.6	30,264	14.6
Selling, general, and administrative expense	19,185	8.8	13,852	6.7
Operating income	18,971	8.8	16,412	7.9
Other income	815	0.3	2,976	1.5
Interest income	49	-	30	-
Interest expense	(719)	(0.3)	(365)	(0.2)
Income before income taxes	19,116	8.8	19,053	9.2
Income tax expense	5,287	2.4	3,167	1.5
Net income	$13,829	6.4%	$15,886	7.7%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as custom linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2020 Q3 Form 10-Q for information on our acquisition of Geneva in January 2020.

Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019

Net sales. Net sales increased 3.2% to $77.6 million for the third quarter of 2020 compared to $75.2 million for the third quarter of 2019 and increased 4.6% to $216.5 million for the first nine months of 2020 compared to $207.1 million for the first nine months of 2019. The increase in net sales was due to the acquired Geneva operations, which contributed $12.5 million and $32.9 million in net sales during the third quarter and first nine months of 2020, respectively. Net sales decreased at legacy facilities for the third quarter of 2020 compared to the third quarter of 2019 primarily due to a 37% decrease in tons produced as a result of project timing, which was partially offset by a 37% increase in selling price per ton due to a change in product mix. Net sales decreased at legacy facilities for the first nine months of 2020 compared to the first nine months of 2019 primarily due to a 27% decrease in tons produced resulting from the shut-down of our SLRC facility and changes in project timing, which were partially offset by a 22% increase in selling price per ton due to a change in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 0.9% to $15.6 million (20.1% of Net sales) for the third quarter of 2020 compared to $15.5 million (20.6% of Net sales) for the third quarter of 2019 and increased 26.1% to $38.2 million (17.6% of Net sales) for the first nine months of 2020 compared to $30.3 million (14.6% of Net sales) for the first nine months of 2019. The increase in gross profit for the third quarter of 2020 compared to the third quarter of 2019 was primarily due to the addition of the acquired Geneva operations, partially offset by lower production volumes at legacy facilities. The increase in gross profit for the first nine months of 2020 compared to the first nine months of 2019 was primarily due to the addition of the acquired Geneva operations and improved product pricing at our legacy facilities. This was partially offset by lower production volume at our legacy facilities, which included the second quarter shut-down of our SLRC facility. Additionally, as a result of the fire at our Saginaw facility in April 2019, $1.4 million of business interruption insurance recovery (net of incremental production costs) was recorded in the first nine months of 2020, compared to $2.9 million of incremental production costs (net of business interruption insurance recovery) in the first nine months of 2019.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 15.4% to $5.7 million (7.3% of Net sales) for the third quarter of 2020 compared to $4.9 million (6.5% of Net sales) for the third quarter of 2019 and increased 38.5% to $19.2 million (8.8% of Net sales) for the first nine months of 2020 compared to $13.9 million (6.7% of Net sales) for the first nine months of 2019. The increase in selling, general, and administrative expense for the third quarter of 2020 compared to the third quarter of 2019 was primarily due to $0.8 million in higher compensation-related expense and $0.2 million in higher intangible amortization expense due to the addition of Geneva offset by $0.3 million in lower professional and other fees. The increase in selling, general, and administrative expense for the first nine months of 2020 compared to the first nine months of 2019 was primarily due to $2.1 million in higher acquisition-related transaction costs, $2.4 million in higher compensation-related expense, and $0.6 million in higher intangible amortization expense due to the addition of Geneva.

Income taxes. Income tax expense was $2.6 million in the third quarter of 2020 (an effective income tax rate of 26.6%) compared to $2.5 million in the third quarter of 2019 (an effective income tax rate of 19.0%) and was $5.3 million in the first nine months of 2020 (an effective income tax rate of 27.7%) compared to $3.2 million in the first nine months of 2019 (an effective income tax rate of 16.6%). Our estimated effective income tax rate for the third quarter of 2020 approximates the statutory rate, while our estimated effective income tax rate for the first nine months of 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. Our estimated effective income tax rate for the third quarter and first nine months of 2019 was primarily impacted by the estimated changes in our valuation allowance. Our estimated effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated October 25, 2018 (“Credit Agreement”), as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (collectively the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the nine months ended September 30, 2020 and 2019 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2020 Q3 Form 10-Q, and are further discussed below.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of September 30, 2020, our working capital (current assets minus current liabilities) was $147.9 million compared to $153.5 million as of December 31, 2019. Cash and cash equivalents totaled $30.4 million and $31.0 million as of September 30, 2020 and December 31, 2019, respectively.

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

There were no revolving loan borrowings under the Amended Credit Agreement as of September 30, 2020 or the Credit Agreement as of December 31, 2019.

Net cash provided by operating activities in the first nine months of 2020 was $43.4 million compared to $21.4 million in the first nine months of 2019. Net income, adjusted for non-cash items, generated $31.8 million of operating cash flow in the first nine months of 2020 compared to $29.0 million in the first nine months of 2019. The net change in working capital resulted in an increase to net cash provided by operations of $11.6 million in the first nine months of 2020 compared to a decrease of $7.6 million in the first nine months of 2019.

Net cash used in investing activities in the first nine months of 2020 was $57.2 million compared to $4.5 million in the first nine months of 2019. Net cash used in investing activities in the first nine months of 2020 includes the acquisition of Geneva of $48.7 million, net of cash acquired. Capital expenditures were $9.8 million in the first nine months of 2020 compared to $5.9 million in the first nine months of 2019, which was primarily standard capital replacement. We currently expect capital expenditures in 2020 to be approximately $15 million, primarily for standard capital replacement. Insurance proceeds include $1.4 million related to the fire at our Saginaw facility in the first nine months of 2020 and 2019.

Net cash provided by (used in) financing activities in the first nine months of 2020 was $13.2 million compared to $(11.8) million in the first nine months of 2019. Net borrowings on long-term debt were $14.6 million in the first nine months of 2020. There were no net borrowings (repayments) on the line of credit in the first nine months of 2020 compared to $(11.5) million in the first nine months of 2019.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Amended Credit Agreement will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may use a portion of our working capital or necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Geneva in January 2020, which was funded by working capital and borrowings under the Amended Credit Agreement.

On November 3, 2020, our registration statement on Form S-3 (Registration No. 333-249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaces the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2020 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2019 Form 10‑K.

Line of Credit and Long-Term Debt

The Amended Credit Agreement expires on October 25, 2024 and provides for a term loan, as well as letters of credit and revolving loans in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). As of September 30, 2020, under the Amended Credit Agreement, we had $14.6 million of outstanding long-term debt, $1.6 million of outstanding letters of credit, and no revolving loan borrowings. As of September 30, 2020, we had additional revolving loan borrowing capacity of $54.8 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Pursuant to the Amended Credit Agreement, on March 31, 2020, we entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month London Interbank Offered Rate (“LIBOR”) plus 2.0% to 2.5%. The Amended Credit Agreement also provides a mechanism for determining an alternative benchmark rate to the LIBOR. The term loan requires monthly principal payments of $0.3 million plus accrued interest. We are obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. We are also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). The potential amount of prepayment from Excess Cash Flow that may be required in 2021, if any, cannot be determined until the results for the year ended December 31, 2020 are final. Subject to certain limitations, we may also voluntarily prepay the balance upon ten business days’ written notice.

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

The Amended Credit Agreement imposes financial covenants requiring us to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. We were in compliance with all financial covenants as of September 30, 2020. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I – Item I. “Financial Statements” of this 2020 Q3 Form 10‑Q.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2020 Q3 Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Other than the policies discussed below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in our 2019 Form 10-K. As a result of our acquisition of Geneva, our revenue recognition policy was updated for the addition of water infrastructure precast concrete products and our goodwill policy was added to our listing of critical accounting policies and estimates.

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

Goodwill

Goodwill is reviewed for impairment annually as of December 31 or whenever events occur or circumstances change that indicates goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component).

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2020 Q3 Form 10-Q, we completed the acquisition of 100% of Geneva on January 31, 2020. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of Geneva. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of Geneva from its evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. We have reported the operating results of Geneva in our condensed consolidated statements of operations and cash flows from the acquisition date through September 30, 2020. As of September 30, 2020, total assets related to Geneva represented approximately 24.3% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of September 30, 2020. Revenues from Geneva represented approximately 15.2% of our total consolidated revenues for the nine months ended September 30, 2020.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Geneva into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2020 Q3 Form 10-Q.

Item 1A. Risk Factors

In addition to the information set forth below and elsewhere in this 2020 Q3 Form 10-Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2019 Form 10-K could materially affect our business, financial condition, or operating results. The risks described in our 2019 Form 10-K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, property and equipment, instituting social distancing measures, and mandating remote working environments for certain employees. These measures may reduce the ability of our employees to operate at the same level of productivity and efficiency. In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico as a result of mandates made by Mexican authorities related to COVID‑19. In early June 2020, the Mexican authorities determined our SLRC facility was essential, and allowed weekly increases to our workforce. By July 2020, operations at our SLRC facility were fully restored.

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the first nine months of 2020, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The severity of impacts on the global economy and the continued disruptions to and volatility in the financial markets remain unknown. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including the speed of economic recovery as well as new information, if any, which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Part I – Item 1A., “Risk Factors” in our 2019 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 6. Exhibits

(a) The exhibits filed as part of this 2020 Q3 Form 10-Q are listed below:

Exhibit Number	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2020

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)