Form 10-K
period 2020-12-31
NORTHWEST PIPE CO
filed 2021-03-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $240,361,182 as of June 30, 2020 based upon the last sales price as reported by the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of February 22, 2021 was 9,814,398 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10-K by reference certain portions of its 2019 Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2020, and its Proxy Statement for its 2021 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2020 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;

•	product mix;

•	bidding activity and order cancelations;

•	timing of customer orders and deliveries;

•	production schedules;

•	price and availability of raw materials;

•	excess or shortage of production capacity;

•	international trade policy and regulations;

•	changes in tariffs and duties imposed on imports and exports and related impacts on us;

•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;

•

our ability to effectively integrate Geneva Pipe and Precast Company (“Geneva”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

•	impacts of recent U.S. tax reform legislation on our results of operations;

•	adequacy of our insurance coverage;

•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters;

•	impacts of pandemics, epidemics, or other public health emergencies, such as coronavirus disease 2019 (“COVID-19”); and

•	other risks discussed in Part I — Item 1A. “Risk Factors” of this 2020 Form 10-K and from time to time in our other SEC filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2020 Form 10-K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2020 Form 10-K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

Overview

Northwest Pipe Company is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we produce high-quality precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, and one of the largest offerings of fittings and specialized components. Our ten manufacturing facilities are strategically positioned to meet growing water and wastewater infrastructure needs. We provide solution-based products for a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to federal, state, and municipal agencies, privately-owned water companies, or developers for specific projects. We believe our sales are substantially driven by spending on urban growth and new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the total range of products, our steel pipe tends to fit the larger-diameter, higher-pressure pipeline applications, while our precast concrete products mainly serve stormwater and sanitary sewer systems.

With steady population growth and regional community expansion, as well as continued drought conditions, existing water sources have become stressed, and we see continued opportunities for growth in North American infrastructure.

Recent Strategic Actions

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at its three manufacturing facilities.

Impact of the COVID-19 Pandemic on Our Business

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

Consistent with national guidelines and with state and local orders to date, we currently continue to operate our manufacturing facilities in the United States as we produce critical water infrastructure products. We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees.

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

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business.

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

According to the United States Census Bureau, the population of the United States will increase by approximately 56 million people between 2021 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. The 2021 Dodge Construction Outlook forecasts U.S. public works construction starts in 2021 will remain the same as 2020 levels.

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

Our large-diameter, engineered welded steel pipeline systems are utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the total addressable market for the engineered welded steel pipeline system products sold will be approximately $1.4 billion over the next three years.

Our high-quality precast and reinforced concrete products and bar-wrapped concrete cylinder pipe are typically used in non-pressure, gravity fed sewer and stormwater applications. Demand for these products is generally influenced by general economic conditions such as housing starts, population growth, and interest rates. In 2020, annual housing starts in the United States increased to 1.4 million, an increase of 7.0% from 2019, according to the United States Census Bureau.

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The Water Resources Development Act, which was included in the Water Infrastructure Improvements for the Nation Act signed by the President of the United States in December 2016, authorizes new infrastructure projects around the country and contains substantive provisions in regards to drinking water infrastructure. According to its 2020 Annual Report, the EPA’s Water Infrastructure Finance and Innovation Act program, which provides credit assistance for water infrastructure projects, closed 27 loans totaling over $4 billion in 2020. Additionally, the Drinking Water State Revolving Loan Fund, a federal-state partnership and financial assistance program to help water systems and states achieve the health protection objectives of the Safe Drinking Water Act, awarded $6.1 billion in grants for Intended Use Plans during the 2019-2020 fiscal year, according to Bluefield Research’s July 2020 Data Insight State Revolving Funds: Breaking Down Project Data by Requests and Distributions.

In addition to the Federal initiatives, individual states are also taking action. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act which authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced water treatment technology, water supply management and conveyance, wastewater treatment, drought relief, emergency water supplies, and ecosystem and watershed protection and restoration. The State of Texas has earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (SWIFT). This program provides low-interest and deferred loans to state agencies making approved investments in water infrastructure projects. Our strategically located manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Backlog

We measure backlog as a key metric to evaluate the commercial health of our business. Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2020 and 2019, backlog was approximately $167 million and $199 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2020 and 2019, backlog including confirmed orders was approximately $221 million and $258 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

Products

Water infrastructure steel pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inch to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches or wall thicknesses exceeding 1.00 inch. Linings and coating capabilities include cement mortar, polyurethane, epoxies, polyethylene tape, and coal-tar enamel according to our customers’ project specifications. Fabrication of fittings and specials are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

We manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects.

Additionally we manufacture high-quality precast and reinforced concrete products, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, and one of the largest offerings of fittings and specialized components typically used in non-pressure, gravity fed sewer and stormwater applications. Our precast products include manholes, box culverts, vaults, catch basins, and other precast infrastructure products. Our reinforced concrete pipe is manufactured in sizes ranging from twelve inches to 96 inches in diameter and in a variety of strength classes.

Manufacturing

Water infrastructure steel pipe manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxies, cement mortar, coal-tar enamel, and Pritec®. The inside of the pipe cylinders can be lined with cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities. Completed pipes are evaluated for structural integrity with a hydrotester prior to shipment.

We manufacture a wide variety of precast concrete products, including lined manhole systems, box culverts, utility vaults, manholes, catch basins and inlets, and other custom precast structures. Precast concrete products are manufactured using either a dry cast or wet cast concrete mix, depending on the size of the piece and the number of identical pieces to be manufactured. In the dry cast method, a concrete mix with low water content, known as zero-slump concrete, is poured into a mold and then densely compacted around the steel reinforcement using a variety of manufacturing methods. The concrete structure is immediately removed from the mold and allowed to cure in a high humidity environment to ensure proper hydration of the concrete. This method allows multiple pieces to be produced from the same mold each day and is most suitable for high volume, repetitive manufacturing. In the wet cast method, a concrete mix with relatively high water content is poured into a mold and allowed to cure in the mold, which can take from four to 16 hours. We also manufacture reinforced concrete pipe by producing a steel mesh cage, enclosing it in a form or mold, and then pouring concrete around it to produce the pipe.

Technology. Advances in technology help us produce high-quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. We own interlocking pipe joining system technologies (Permalok®) that provide an alternate joint solution used for connecting steel pipes. In addition, we are licensed to manufacture a conventional reinforced concrete pipe with a high-density polyethylene (“HDPE”) composite liner to protect concrete pipe from corrosion, and a lined manhole system, which integrates a precast concrete monolithic base with a plastic liner that is chemically resistant to raw sewage.

To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects, and vendor trials of new products. Our staff includes some of the most tenured and experienced pipe manufacturing professionals in the nation.

Quality Assurance. We have quality management systems in place that assure we are consistently providing products that meet or exceed customer and applicable regulatory requirements. All of our steel pipe manufacturing facilities’ quality management systems in the United States and Mexico are registered under a multi-site registration by the International Organization for Standardization (“ISO”). In addition to the ISO qualification, we are certified for specific steel pipe products or operations by the American Petroleum Institute. All of our steel pipe water transmission manufacturing facilities are certified by NSF International for cement lining. We are certified for specific precast and reinforced concrete products or operations by the National Precast Concrete Association and the National Ready Mixed Concrete Association. We also follow and make products to the following standards and specifications: American Institute of Steel Construction, American Society of Mechanical Engineers, American Welding Society, Caltrans, American Water Works Association, ASTM International, American Association of State Highway and Transportation Officials, and the ASCE. All of our steel pipe nondestructive evaluation technicians are qualified and certified to the guidelines of the American Society for Nondestructive Testing.

Our quality assurance/quality control department is responsible for monitoring and measuring the characteristics of our products. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, conventional, computed and real-time x-ray/radioscopic, base material tensile, yield and elongation, sand sieve analysis, coal-tar penetration, concrete compression, lining and coating dry film thickness, adhesion, concrete absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis, and finished product final inspection. Our products are not released for customer shipment until there is verification that all requirements have been met.

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

Product Development

Our product development efforts focus on innovative solutions for water infrastructure. We continually strive to improve existing products as well as develop new products to satisfy consumer needs, expand revenue opportunities, maintain or extend competitive advantages, increase market share, and reduce production costs.

In October 2020, we introduced our new Perfect Pipe and Perfect Lined Manhole Systems, which are constructed of reinforced concrete pipe lined with either a HDPE or plastic lining system that improves hydraulics. The smooth internal surface provides optimal flow compared to conventional concrete. Additionally, the super-strong integrated structure eliminates pipe deflection potential and minimizes the risk of long-term flow restriction. Together, these innovative products offer a lined system that can connect to any municipal wastewater system and elongates the system's life.

Also in 2020, we obtained a patent for our Permalok® PR joint, created specifically for pipe ramming. We teamed with pipe ramming contractors and equipment manufacturers to address the concerns of energy transfer loss during ramming a mechanical joint, which typically resulted in a jacking limitation of less than 200 linear feet depending on soil conditions. The Permalok® PR joint utilizes a proprietary negative interference fit connection to capitalize on the mechanical properties of the material to reduce energy transfer loss during ramming operations. The result is longer drives without welding, enabling teams to complete pipe ram projects faster than ever.

Marketing

Our steel pipe manufacturing facility locations in Oregon, California, Texas, West Virginia, Missouri, and Mexico allow us to efficiently serve customers throughout North America. The primary customers for our water infrastructure steel pipe products are installation contractors for projects funded by public water agencies. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and products, and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with public water agencies, contractors, and engineering firms, often years in advance of projects being bid. These relationships allow us to identify and evaluate planned projects at early stages, and pursue these projects by offering technical support and resources. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Our three precast and reinforced concrete product manufacturing facilities in Utah allow us to efficiently serve customers throughout the Intermountain West region. The primary customers for our water infrastructure precast and reinforced concrete products are installation contractors for various government, residential, and non-residential projects. Our marketing strategy emphasizes our product quality and variety of offerings, competitive pricing, customer service, and technical expertise. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with the customers to find the right product or solution for their specific need.

Competition

Most water infrastructure projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water infrastructure steel pipe manufacturing facilities in Oregon, California, Texas, West Virginia, Missouri, and Mexico, we believe we can more effectively compete throughout North America. Our primary competitors in the western United States and southwestern Canada are Imperial Pipe and West Coast Pipe. East of the Rocky Mountains, our primary competitors are Thompson Pipe Group, American SpiralWeld Pipe, and Mid America Pipe Fabricating & Supply, LLC. Our three precast and reinforced concrete product manufacturing facilities in Utah have several competitors which are primarily other precast concrete manufacturers in the Intermountain West region of the United States.

No assurance can be given that new or existing competitors will not build new facilities or expand capacity within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe plant in Texas that is expected to be operational in 2021. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Raw Materials and Supplies

The main raw component in our steel pipe manufacturing process is steel. We have historically purchased hot rolled and galvanized steel coil from both domestic and foreign steel mills. Our suppliers include ArcelorMittal USA LLC, Big River Steel, Nucor Corporation, Steel Dynamics, Inc., Altos Hornos de México S.A.B de C.V., and SSAB. Steel is normally purchased after project award. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions, and currency exchange rates. The main raw components in our precast and reinforced concrete products are cement and aggregate, which are widely available commodities. When possible, we source these raw materials from suppliers near our facilities. We also rely on certain suppliers of coating materials, lining materials, and certain custom fabricated items.

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

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to typically milder weather in the regions in which we operate. We are more likely to be impacted by weather extremes, such as excessive rain, hurricanes, snow and ice, or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See Part I — Item 1A. “Risk Factors” of this 2020 Form 10-K for further discussion.

Government Regulations

We are subject to various environmental, health, and employee safety laws and regulations. We believe we are in material compliance with these laws and regulations and do not currently believe that future compliance with such laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position. Nevertheless, we cannot guarantee that, in the future, we will not incur additional costs for compliance or that such costs will not be material.

In particular, we are subject to federal, state, local, and foreign environmental regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K. Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Human Capital Resources

Employees. As of December 31, 2020, we had 956 employees, the overwhelming majority of which were full-time. Approximately 71% of our workforce is employed on an hourly basis, while 29% is salaried. Approximately 7% of our employees are subject to a collective bargaining agreement with a single labor union. We consider our relations with our employees and the labor union to be good.

We offer a wide array of company-paid benefits to our employees both in the United States and Mexico. Benefits may vary between countries due to customary local practices and statutory requirements; however, we believe that they are competitive relative to others in our industry.

Culture. Our key values are captured in the acronym ACT, which stands for Accountability, Commitment, and Teamwork, which we seek to demonstrate in our daily actions.

Health and Safety. Our goal is to send each employee home safe at the end of the day. As such, safety is at the central core of our culture, and is infused at every level of our organization. More than just policy and procedure, our safety program gives equal focus to the human side of safety, integrating coaching and mentoring efforts with compliance-driven approaches. By instilling a deep commitment to safety that reaches from our CEO to an apprentice on the floor, we have achieved industry-leading safety performance. Over the last four years, our average total recordable incident rate was 2.43% and our average days away rate was 0.60%, calculated in accordance with the Occupational Safety and Health Administration’s record keeping requirements.

As a manufacturer, we work hard to eliminate hazards associated with high-risk work and have measures in place that include programs for fall protection, heavy equipment operation, and lockout/tagout. We also focus on personal safety issues, such as complacency and fatigue. We seek to keep our employees healthy during the COVID‑19 pandemic by taking proactive and precautionary steps to ensure the safety of our employees including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees.

Each of our plants utilize various interactions to achieve this performance, from a toolbox meeting to cover the day’s work and any particular safety concern, to monthly Safety Plan Meetings, ‘No Days Away’ Safety Awards, and our employee-favorite, Safety Day. Each year, a plant may close for one full day to cover safety training and updates. Outside vendors demonstrate the latest safety procedures and equipment in a hands-on fun atmosphere.

Diversity and Inclusion. Diversity and inclusion are integral to our employee experience, and we are proud of our diverse workforce. Companies that are diverse in age, gender identity, race, sexual orientation, physical or mental ability, ethnicity, and perspective are shown to be more resilient. We believe that diversity and inclusion are important in building the most effective, high performing teams as part of our ACT culture. As of December 31, 2020, 47% of our employees self-identified as belonging to one or more of the following racial/ethnic groups: American Indian or Alaskan Native, African American/Black, Asian, Hispanic or Latino, and Native Hawaiian or other Pacific Islander. As of December 31, 2020, 10% of our employees self-identified as female.

Our goal is to build a skilled and strong workforce that is not only diverse in race and ethnicity, but also diverse in age, gender identity, sexual orientation, physical or mental ability, and perspective. Our Affirmative Action Program strives to hire, recruit, train, and promote employees in job classifications without regard to race, color, sex, sexual orientation, gender identity, religion, national origin, disability, or veteran’s status. To support these efforts, the Affirmative Action Plans for our facilities in the United States are reviewed annually by a third party consultant, establishing annual hiring goals for women, minorities, veterans, and individuals with disabilities.

Ethics and Compliance. We take pride in the high standards of conduct that identifies us as a company. We have controls in place relating to compliance with our Code of Business Conduct and Ethics (“Code”), including a requirement for employees to review and understand the requirements of our Code, as well as an established whistleblower hotline and related procedures.

We conduct training on our Code upon hire, and in regular intervals during the employee’s life cycle with us. The most recent ethics training for all salaried employees was conducted in the fourth quarter of 2019.

Information About Our Executive Officers

Information about our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2020 Form 10-K and is incorporated herein by reference.

Available Information

Our Internet website address is www.nwpipe.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2020 Form 10-K.

Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2020 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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

A downturn in government spending related to public water transmission projects could adversely affect our business. Our business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs, and replacement and new water infrastructure spending, which in turn depends on, among other things:

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

We face risks in connection with the integration of Geneva and future potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations, and our ability to achieve desired operational efficiencies. Acquired businesses may have liabilities, adverse operating issues, or other matters of concern arise following the acquisition that we fail to discover through due diligence prior to the acquisition. Further, our acquisition targets may not have as robust internal controls over financial reporting as would be expected of a public company. Acquisitions may also result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. We may also consider other alternatives for our business in order to strategically position our business and continue to compete in our markets, which may include joint ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint venture or a buyer willing to purchase our assets may adversely affect our business, financial position, results of operations, or cash flows.

We acquired Geneva on January 31, 2020. The success of this acquisition depends, in part, on our ability to successfully integrate this business with our current operations and to realize the anticipated benefits, including synergies, from the acquisition on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate Geneva with our current business and to realize the anticipated benefits of this acquisition, including all of the risks identified in the previous paragraph. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our business faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, polyvinyl chloride (“PVC”), and high-density polyethylene pipe. Orders in our business are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, recent increases in capacity have negatively affected our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our manufacturing facilities in Oregon, California, Texas, West Virginia, Utah, Missouri, and Mexico allow us to compete throughout North America, we cannot assure you that new or existing competitors will not establish new facilities or expand capacity further within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe plant in Texas that is expected to be operational in 2021. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

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

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our average cost for a ton of steel was approximately $655 per ton in 2020, $803 per ton in 2019, and $818 per ton in 2018. In 2020, our monthly average steel purchasing costs ranged from a high of approximately $735 per ton to a low of approximately $601 per ton. This volatility can significantly affect our gross profit.

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

We currently conduct a significant portion of our precast and reinforced concrete products business in Utah, which we estimate represented approximately 15% of our net sales for the year ended December 31, 2020. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending, and the impact of federal cutbacks. Any decrease in construction activity in Utah could have a material adverse effect on our business, financial condition, and results of operations.

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

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. For example, as discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K, on April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while we repaired the damage. The operating problems listed above may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace injury, exposure to hazardous materials, workers’ compensation, and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

Our recognition of revenue over time includes estimates. Revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses, and is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel.

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

Our backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time, was approximately $167 million as of December 31, 2020. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters. As of December 31, 2020, we had approximately 63 employees that were represented by a single labor union. Although we believe that our relations with our employees and the labor union are good, no assurances can be made that we will not experience conflicts with the labor union, other groups representing employees, or our employees in general, especially in the context of any future negotiations with the labor union. We can also make no assurance that future negotiations with the labor union will not result in a significant increase in the cost of labor.

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

The COVID-19 pandemic may have an adverse impact on our business, results of operations, financial position, and cash flows. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our employees, customers, supply chain, and distribution network. These impacts could include, without limitation, disruptions in or closures of our manufacturing operations or those of our customers and suppliers, disruptions within our supply chain or distribution channels, limitations on our employees’ ability to work and travel, potential financial difficulties of customers and suppliers, significant changes in economic or political conditions impacting project owners’ ability to fund future projects, and related financial and commodity volatility, including volatility in raw material and other input costs.

We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees. These measures may reduce the ability of our employees to operate at the same level of productivity and efficiency. In early April 2020, we were ordered to close our water infrastructure manufacturing facility in San Luis Río Colorado, Mexico as a result of mandates made by Mexican authorities related to COVID-19. In early June 2020, the Mexican authorities determined our SLRC facility was essential, and allowed weekly increases to our workforce. By July 2020, operations at our SLRC facility were fully restored.

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our business, future results of operations, financial position, or cash flows. The severity of impacts on the global economy and the continued disruptions to and volatility in the financial markets remain unknown. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Part I – Item 1A. “Risk Factors” in this 2020 Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels improve. If market conditions and customer order levels were to dramatically increase, we will have to increase our working capital substantially, as it takes several months for new orders to be translated into cash receipts. In general, revolving loan borrowings and letters of credit under the Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated October 25, 2018 (“Credit Agreement”), as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (collectively the “Amended Credit Agreement”), are limited to the aggregate amount of $74 million, subject to a borrowing base. As of December 31, 2020, we had no outstanding revolving loan borrowings under the Amended Credit Agreement and additional revolving loan borrowing capacity of approximately $53 million. We may not have sufficient availability under the Amended Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2020, we had $13.8 million of outstanding long-term debt, no outstanding revolving loan borrowings, $1.7 million of finance lease liabilities, and $30.1 million of operating lease liabilities. We could incur additional revolving loan borrowings under the Amended Credit Agreement in the future to finance increases in working capital, finance mergers, acquisitions and capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

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

In addition, under the Amended Credit Agreement, our variable rate indebtedness uses daily three month London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop publishing daily three month LIBOR rates on June 30, 2023. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. The Amended Credit Agreement provides a mechanism for determining an alternative benchmark rate to LIBOR, which may include SOFR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. As such, the transition to alternatives to LIBOR could be modestly disruptive to the credit markets. While we do not believe that the impact would be material to us, the consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods, and could result in an increase in the cost of our variable rate debt which could have a material adverse effect on our financial position and results of operations.

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

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The agreements governing our debt include covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets. In addition, our obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by us and our subsidiaries and substantially all of our and our subsidiaries' other assets.

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

Risks Related to Our Internal Control Over Financial Reporting

Material weaknesses in our internal controls could have a material adverse effect on our business. If in the future we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Furthermore, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Failure to implement internal controls at acquired companies could increase risk of material weaknesses. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires our management to assess the effectiveness of the internal control over financial reporting for the companies we acquire. In order to comply with the Sarbanes-Oxley Act, we will need to implement or enhance internal control over financial reporting at any company we acquire and evaluate the internal controls. We do not conduct a formal evaluation of companies’ internal control over financial reporting prior to an acquisition. We may experience difficulties in implementing effective internal controls as part of our integration of acquisitions from private companies, as they may have limited experience complying with the Sarbanes-Oxley Act. We may be required to hire or engage additional resources and incur substantial costs to implement the necessary new internal controls should we acquire any companies. Any failure to implement required internal controls, or difficulties encountered in their implementation, could harm our operating results or increase the risk of material weaknesses in internal controls, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

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

In addition, we are subject to certain provisions of the Oregon Business Corporation Act that could discourage potential acquisition proposals, could deter, delay, or prevent a change in control that our shareholders consider favorable, and could depress the market value of our common stock. Additional information regarding the above described provisions of our governing documents and the Oregon Business Corporation Act is set forth in the “Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934” filed as Exhibit 4.2 to our 2019 Form 10-K, which was filed with the SEC on March 3, 2020.

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

The following table provides certain information about our operating facilities as of December 31, 2020:

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Property Description
Portland, Oregon	300,000	25	2 spiral mills for steel products
San Luis Río Colorado, Mexico	285,000	105	2 spiral mills and 1 plate roll for steel products
Adelanto, California	200,000	100	3 spiral mills and 1 plate roll for steel products
Parkersburg, West Virginia	170,000	90	2 spiral mills for steel products
Saginaw, Texas (2 facilities)	170,000	50	2 spiral mills for steel products
Tracy, California	165,000	87	2 spiral mills for steel products
Orem, Utah	150,000	20	Manufacturing facility for concrete products
St. Louis, Missouri	100,000	20	2 plate rolls for steel products
Salt Lake City, Utah	58,000	20	Manufacturing facility for concrete products
St. George, Utah	6,000	8	Manufacturing facility for concrete products

As of December 31, 2020, we owned all of our facilities except for one of our Saginaw, Texas facilities, our Utah facilities, and our St. Louis, Missouri facility, which are leased. Additionally, land adjacent to our Portland, Oregon facility and our Saginaw, Texas facility used for parking and/or pipe storage is leased. Our obligations under the Amended Credit Agreement are secured by a security interest in certain of our real property. Please refer to the discussion of the Amended Credit Agreement under “Line of Credit (Revolving Loan) and Long-Term Debt” in Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2020 Form 10‑K.

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 14 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.”

There were 21 shareholders of record as of February 22, 2021. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. We do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

On November 3, 2020, our registration statement on Form S-3 (Registration No. 333-249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S-3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2020 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2020 Form 10‑K.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index, a weighted composite of certain peer companies (“Peer Group”) selected by us, and the S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck Index. The Peer Group is comprised of Mueller Water Products, Inc., Lindsay Corporation, and Aegion Corporation.

To better align with comparable investment opportunities, we are transitioning from the self-selected Peer Group to the S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck Index for the year ended December 31, 2020. Both indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group	S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck Index
December 31, 2015	100.00	100.00	100.00	100.00
December 31, 2016	153.89	121.31	133.80	136.79
December 31, 2017	171.05	139.08	137.99	183.04
December 31, 2018	208.13	123.76	111.75	130.77
December 31, 2019	297.68	155.35	137.85	179.59
December 31, 2020	252.90	186.36	151.81	203.14

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2020 Form 10-K.

Item 6.	Selected Financial Data

We are not providing information responsive to this Item as we are choosing to voluntarily comply with the revisions to Item 6 of Form 10‑K contained in SEC Release No. 33‑10890, which eliminate the disclosure requirements contained in Item 301 of Regulation S‑K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I — Item 1A. “Risk Factors” or in other parts of this 2020 Form 10-K. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018, refer to Part II — Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” in our 2019 Form 10-K, which was filed with the SEC on March 3, 2020, and which is incorporated herein by reference.

Overview

Northwest Pipe Company is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we produce high-quality precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, and one of the largest offerings of fittings and specialized components. Our ten manufacturing facilities are strategically positioned to meet growing water and wastewater infrastructure needs. We provide solution-based products for a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. Our prominent position is based on a widely-recognized reputation for quality, service, and manufacturing to meet performance expectations in all categories including highly-corrosive environments. We have manufacturing facilities located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; Salt Lake City, Utah; Orem, Utah; St. George, Utah; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at its three manufacturing facilities.

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to federal, state, and municipal agencies, privately-owned water companies, or developers for specific projects. We believe our sales are substantially driven by spending on urban growth and new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the total range of products, our steel pipe tends to fit larger-diameter, higher-pressure pipeline applications, while our precast concrete products mainly serve stormwater and sanitary sewer systems.

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

Impact of the COVID-19 Pandemic on Our Business

While the COVID-19 pandemic has not had a material adverse effect on our reported results for the year ended December 31, 2020, we are unable to predict the ultimate impact that the COVID-19 pandemic may have on our business, future results of operations, financial position, or cash flows. For additional details, refer to the information set forth under the caption “Impact of the COVID‑19 Pandemic on Our Business” in Part I — Item 1. “Business” and discussions in Part I — Item 1A. “Risk Factors” of this 2020 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Net sales	$285,907	100.0%	$279,317	100.0%	$172,149	100.0%
Cost of sales	235,388	82.3	232,133	83.1	160,053	93.0
Gross profit	50,519	17.7	47,184	16.9	12,096	7.0
Selling, general, and administrative expense	24,954	8.8	18,495	6.6	16,663	9.6
Gain on sale of facilities	-	-	-	-	(2,960)	(1.7)
Restructuring expense	-	-	-	-	1,364	0.8
Operating income (loss)	25,565	8.9	28,689	10.3	(2,971)	(1.7)
Bargain purchase gain	-	-	-	-	20,080	11.6
Other income	953	0.3	4,383	1.6	267	0.2
Interest income	49	-	40	-	267	0.2
Interest expense	(933)	(0.2)	(472)	(0.2)	(583)	(0.4)
Income before income taxes	25,634	9.0	32,640	11.7	17,060	9.9
Income tax expense (benefit)	6,584	2.3	4,738	1.7	(3,252)	(1.9)
Net income	$19,050	6.7%	$27,902	10.0%	$20,312	11.8%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 3 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K for information on our acquisition of Geneva in January 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net sales. Net sales increased 2.4% to $285.9 million in 2020 compared to $279.3 million in 2019 as the $44.2 million contribution from our acquired Geneva operations was nearly entirely offset by the decrease in net sales at our legacy steel pipe facilities. The decrease at our legacy steel pipe facilities was due to a 28% decrease in tons produced resulting from changes in project timing, partially offset by a 20% increase in selling price per ton due to a change in product mix. Additionally, the pandemic-related shut-down of our SLRC facility negatively impacted our sales in the second quarter of 2020. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit increased 7.1% to $50.5 million (17.7% of net sales) in 2020 compared to $47.2 million (16.9% of net sales) in 2019. The increase in gross profit was due to the addition of the acquired Geneva operations and improved product pricing at our legacy steel pipe facilities, partially offset by lower production volume at our legacy steel pipe facilities and amortization and other acquisition-related accounting adjustments resulting from the purchase accounting of Geneva. Additionally, as a result of the fire at our Saginaw facility in April 2019, $1.4 million of business interruption insurance recovery (net of incremental production costs) was recorded in 2020, compared to $1.6 million of incremental production costs (net of business interruption insurance recovery) in 2019.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 34.9% to $25.0 million (8.8% of net sales) in 2020 compared to $18.5 million (6.6% of net sales) in 2019. The increase in selling, general, and administrative expense was primarily due to the addition of Geneva, including $2.7 million in higher compensation-related expense, $2.0 million in higher acquisition-related transaction costs, and $0.9 million in higher intangible amortization expense. In addition, we incurred $0.8 million in higher administrative expense.

Other income. In 2020 and 2019, we recognized gains on insurance proceeds of $1.0 million and $1.6 million, respectively, for property damage resulting from the fire at our Saginaw facility. In August 2019, we received $2.3 million of proceeds related to a favorable legal settlement involving certain pipe produced at our former Houston, Texas and Bossier City, Louisiana facilities.

Income taxes. Income tax expense was $6.6 million in 2020 (an effective income tax rate of 25.7%) compared to $4.7 million in 2019 (an effective income tax rate of 14.5%). The effective income tax rate for 2020 was primarily impacted by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. The effective income tax rate for 2019 was primarily impacted by the estimated changes in our valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Amended Credit Agreement. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the years ended December 31, 2020, 2019, and 2018 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K, and are further discussed below.

As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of December 31, 2020, our working capital (current assets minus current liabilities) was $146.1 million compared to $153.5 million as of December 31, 2019. Cash and cash equivalents totaled $37.9 million and $31.0 million as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, we had $13.8 million of outstanding long-term debt, no outstanding revolving loan borrowings, $1.7 million of finance lease liabilities, and $30.1 million of operating lease liabilities. For future maturities of these obligations, see Notes 8 and 9 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K.

Due to the uncertainty with respect to the timing of future cash flows associated with our approximately $4.4 million in unrecognized tax benefits as of December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. For further information, see Note 16 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $56.1 million in 2020 compared to $42.9 million in 2019. Net income, adjusted for non-cash items, generated $40.3 million of operating cash flow in 2020 compared to $45.7 million in 2019. The net change in working capital resulted in an increase to net cash provided by operations of $15.7 million in 2020 compared to a decrease of $2.8 million in 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $61.4 million in 2020 compared to $6.4 million in 2019. Net cash used in investing activities in 2020 includes the acquisition of Geneva of $48.7 million, net of cash acquired. Capital expenditures were $14.0 million in 2020 compared to $8.6 million in 2019. The 2019 capital expenditures associated with the rebuilding of assets lost in the April 2019 fire at our Saginaw, Texas facility were recovered through insurance proceeds of $1.4 million in 2020 and $2.1 million in 2019. We currently expect capital expenditures in 2021 to be approximately $12 million to $15 million primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $12.3 million in 2020 compared to $(12.1) million in 2019. Net borrowings on long-term debt were $13.8 million in 2020. There were no net borrowings (repayments) on the line of credit in 2020 compared to $(11.5) million in 2019.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Amended Credit Agreement will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Geneva in January 2020, which was funded by available cash and borrowings under the Amended Credit Agreement.

On November 3, 2020, our registration statement on Form S-3 (Registration No. 333-249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S-3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2020 Form 10-K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2020 Form 10‑K.

Line of Credit (Revolving Loan) and Long-Term Debt

The Amended Credit Agreement expires on October 25, 2024 and provides for a term loan, as well as letters of credit and revolving loans in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). As of December 31, 2020, under the Amended Credit Agreement, we had $13.8 million of outstanding long-term debt as a term loan, $1.6 million of outstanding letters of credit, and no revolving loan borrowings. As of December 31, 2020, we had additional revolving loan borrowing capacity of $53 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Pursuant to the Amended Credit Agreement, on March 31, 2020, we entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month LIBOR plus 2.0% to 2.5%. The Amended Credit Agreement also provides a mechanism for determining an alternative benchmark rate to the LIBOR, which may include SOFR. The term loan requires monthly principal payments of $0.3 million plus accrued interest. We are obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. We are also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). The prepayment from Excess Cash Flow generated in 2020 that is required in 2021 is $4.6 million. Subject to certain limitations, we may also voluntarily prepay the balance upon ten business days’ written notice.

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

The letters of credit outstanding as of December 31, 2020 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

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

The Amended Credit Agreement imposes financial covenants requiring us to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. We were in compliance with all financial covenants as of December 31, 2020. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by us and our subsidiaries and substantially all of our and our subsidiaries’ other assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2020 Form 10-K.

Critical Accounting Estimates

Management Estimates

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our Consolidated Financial Statements.

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

Revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management's judgment. Our contracts do not contain significant financing.

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

If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. The fair value calculation uses a combination of income and market approaches. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or earnings before interest, tax, depreciation, and amortization. We utilize a weighted average of the income and market approaches. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our Consolidated Financial Statements or income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Our provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal, state, local, and to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized income tax benefits or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

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

Allowance for Doubtful Accounts

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments or from contract disputes. The amounts of such allowances are based on historical experience and management’s judgment. The extension and revision of credit is determined by obtaining credit rating reports or financial information on the customer. An allowance is recorded based on a variety of factors, including our historical collection experience and our historical product quality claims. At least monthly, we review past due balances to identify the reasons for non-payment. We will write down or write off a receivable account once the account is deemed uncollectible for reasons such as customer quality claims, a contract dispute, deterioration in the customer’s financial position, a bankruptcy filing, or other events. We believe the reported allowances as of December 31, 2020 are adequate. If the customer’s financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

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

Steel comprises approximately 25% to 35% of water infrastructure steel pipe product project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is awarded.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2020, we had $13.8 million of long-term variable rate debt compared to no variable rate debt outstanding as of December 31, 2019. Our finance and operating leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our Interest expense in 2020 or 2019.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. As of December 31, 2020, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar and Mexican Peso.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2020, the total notional amount of these foreign currency forward contracts was $15.3 million (CAD$19.5 million), of which we applied hedge accounting to all. As of December 31, 2020, our foreign currency forward contracts mature at various dates through May 2022. As of December 31, 2019, the total notional amount of these foreign currency forward contracts was $6.1 million (CAD$7.9 million), of which we applied hedge accounting to all.

A hypothetical 10% change in the Canadian Dollar or Mexican Peso foreign currency exchange rates would not have a material impact on our reported Net income in 2020 or 2019.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-34 at the end of this 2020 Form 10‑K. The financial statement schedule required by this item is included on page S-1.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on their evaluation, as of December 31, 2020, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of Geneva into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions Election of Directors and Section 16(a) Beneficial Ownership Reporting Compliance.

The following table lists our executive officers and each of their ages and positions as of December 31, 2020.

Name	Age	Current Position with Northwest Pipe Company
Scott Montross	55	Director, President, and Chief Executive Officer
Aaron Wilkins	46	Senior Vice President, Chief Financial Officer, and Corporate Secretary
William Smith	65	Executive Vice President of Water Transmission Engineered Systems
Miles Brittain	57	Senior Vice President of Operations
Eric Stokes	49	Senior Vice President of Sales and Marketing, Water Transmission
Megan Kendrick	44	Vice President of Human Resources

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

Aaron Wilkins has served as our Senior Vice President and CFO since April 2020 and our Corporate Secretary since September 2019. Mr. Wilkins served as our Vice President of Finance and Corporate Controller from September 2016 to April 2020. Prior to joining the Company, Mr. Wilkins served two years as CFO of Omega Morgan, an industrial services company. Prior to that, Mr. Wilkins served seven years with Oregon Steel Mills, Inc. and then EVRAZ North America holding several finance and accounting positions including Corporate Controller and Assistant Treasurer and Director of Finance of EVRAZ North America’s Flat Products Group.

William Smith has served as our Executive Vice President of Water Transmission Engineered Systems since September 2018. Prior to that, Mr. Smith served as our Executive Vice President Water Transmission, Executive Vice President Operations, and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 44-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe, and LB Foster.

Miles Brittain has served as our Vice President of Operations since February 2020. Prior to that, Mr. Brittain served as our Vice President of Operations for Water Transmission Engineered Systems from September 2018 to February 2020 and our Vice President of Operations, Water Transmission from 2013 to September 2018. Prior to joining the Company, Mr. Brittain served in the steel industry for over 28 years, holding key positions including Vice President and General Manager for EVRAZ North America/Claymont Steel, Director of Operations for EVRAZ North America/Oregon Steel Mills, Inc., and Regional Director of Quality Assurance for National Steel Corporation.

Eric Stokes has served as our Senior Vice President of Sales and Marketing, Water Transmission since February 2020. Prior to that, Mr. Stokes served as our Vice President of Sales from April 2012 to February 2020. Prior to joining the Company in 2008, Mr. Stokes spent twelve years with Anderson Construction, holding key positions including Project Superintendent.

Megan Kendrick has served as our Vice President of Human Resources since January 2017. Prior to that, Ms. Kendrick held a variety of positions within the Company in the accounting and human resource departments. Prior to joining the Company in 2008, Ms. Kendrick worked for the Memphis Grizzlies of the National Basketball Association for seven years.

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website at www.nwpipe.com in the Corporate Governance area of the Investor Relations section or by writing to Northwest Pipe Company, attn. Corporate Secretary, 201 NE Park Plaza Drive, Suite 100, Vancouver, WA 98684. None of the material on our website is part of this 2020 Form 10-K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8-K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S-K is hereby incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions Nominating and Governance Committee, Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)

Equity compensation plans approved by security holders	129,572	$-	354,022
Equity compensation plans not approved by security holders (3)	-	-	-
Total	129,572	$-	354,022

(1)	Consists of our 2007 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)	Reflects the exercise price per share of common stock purchasable upon the exercise of stock options only. As of December 31, 2020, no stock options were outstanding.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S-K is included in our definitive proxy statement for the 2021 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Shareholders under the caption Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

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

2.2

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

3.3	Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 7, 2016

Exhibit Number	Description
3.4	First Amendment to Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2020

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 3, 2020

10.1

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.2

Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.3

Amendment to the Northwest Pipe Company 2007 Stock Incentive Plan dated April 12, 2013, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 17, 2013*

10.4

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.5

Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and each of Robin Gantt and Bill Smith dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.6

Change in Control Agreement between Northwest Pipe Company and Aaron Wilkins dated August 1, 2016, incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2016, as filed with the Securities and Exchange Commission on November 2, 2016*

10.7

Credit Agreement dated October 25, 2018 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and Ameron Water Transmission Group, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

10.8

Guaranty and Security Agreement dated October 25, 2018 among Northwest Pipe Company, Ameron Water Transmission Group, LLC, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo, National Association, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2018

10.9	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.10	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.11

Consent and Amendment No. 1 to Credit Agreement dated January 31, 2020 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and NWPC, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 6, 2020

10.12	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2020*

Exhibit Number	Description
10.13	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2020*

10.14

Separation Agreement dated March 30, 2020 between Northwest Pipe Company and Robin Gantt, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2020

10.15

Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Aaron Wilkins, incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 3, 2020*

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, in 2019 the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

As presented in the consolidated statement of operations and described in Notes 2 and 15 to the consolidated financial statements, the Company’s consolidated contract revenues and costs of revenue were $285.9 million and $235.4 million, respectively, for the year ended December 31, 2020. Revenue of $241.7 million was derived from contracts where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

Based on the significant judgement required by management and the high degree of subjectivity involved in the determination of estimated costs to complete a contract, which in turn led to a high degree of auditor judgement, effort and subjectivity in performing procedures and evaluating audit evidence, we have identified these estimates as a critical audit matter. Changes in these estimates could have significant impact on both the timing and amount of contract revenue to be recognized.

The primary procedures we performed to address this critical audit matter included:

•

Obtained an understanding of the Company’s revenue recognition process and evaluated the design and operating effectiveness of controls as it related to the Company’s accumulation of the estimated costs to complete a contract. This included testing controls over the Company’s review of monthly changes in estimated costs to complete a contract.

•	Direct tested contracts based on earned revenue for the year ended December 31, 2020, and randomly sampled contracts from the remaining population.

•	Assessed the appropriateness of the assumptions and judgments underlying the accounting for these contracts as follows:

•	Inquired with management to understand the status of the contract, changes from prior years, and key assumptions in the development of the estimated costs to complete on the contracts.

•

Assessed the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin.  We assessed management’s assumptions on future contract costs by comparing them with executed change orders, estimate documentation, correspondence with the customer, and job cost details with supporting third-party evidence.

•

Tested management’s cost estimates by performing a lookback analysis comparing margins and estimated costs to complete on contracts in process as of December 31, 2019, that were completed or in process during the year ended December 31, 2020.

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed the acquisition of Geneva Pipe Company, Inc. for a purchase price of approximately $49.4 million in cash.  The transaction was accounted for as a business combination in which management estimated the fair values of the identified assets acquired and liabilities assumed.

Auditing the Company's accounting for its acquisition of Geneva Pipe Company, Inc. was complex due to the significant estimation uncertainty in the Company’s determination of the $11.2 million fair value of identified intangible assets, which consisted of customer relationships, trade names, and backlog. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair value estimates to the significant underlying assumptions. The significant assumptions used to estimate the fair value of the intangible assets included the discount rates, useful lives, royalty rates, customer attrition, and revenue growth rates. These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions. For this reason, we identified the valuation of acquired intangible assets as the critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•

Obtained an understanding of the Company’s acquisition process and evaluated the design and operating effectiveness of controls as it related to the Company’s valuation process and methodology for acquired intangible assets. This included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets, as well as controls over management’s judgments and evaluation of underlying assumptions used in their valuation.

•

Evaluated the Company’s methodology used to estimate the fair value of the customer relationships, trade names, and backlog, including involving valuation specialists to assist with the evaluation of the methodology used by the Company and of certain assumptions and conclusions included in the fair value estimates. For example, our internal valuation specialists performed independent analysis to assess the reasonableness of the acquired entity’s discount rate, useful lives and royalty rate, as it related to the valuation of the customer relationships, trade names, and backlog.

•

Evaluated the significant assumptions used by the Company, including projected financial information of the acquired entity, which primarily related to revenue growth and customer attrition rates, including testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when evaluating the assumptions related to the revenue growth rates and changes in the business that would drive these forecasted growth rates, we compared the assumptions to industry trends, historical growth rates, and subsequent results to evaluate management’s estimates as of the date of the transaction.

/s/ Moss Adams LLP

Portland, Oregon

March 4, 2021

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Net sales	$285,907	$279,317	$172,149
Cost of sales	235,388	232,133	160,053
Gross profit	50,519	47,184	12,096
Selling, general, and administrative expense	24,954	18,495	16,663
Gain on sale of facilities	-	-	(2,960)
Restructuring expense	-	-	1,364
Operating income (loss)	25,565	28,689	(2,971)
Bargain purchase gain	-	-	20,080
Other income	953	4,383	267
Interest income	49	40	267
Interest expense	(933)	(472)	(583)
Income before income taxes	25,634	32,640	17,060
Income tax expense (benefit)	6,584	4,738	(3,252)
Net income	$19,050	$27,902	$20,312

Net income per share:
Basic	$1.95	$2.86	$2.09
Diluted	$1.93	$2.85	$2.09

Shares used in per share calculations:
Basic	9,788	9,741	9,726
Diluted	9,873	9,779	9,733

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$19,050	$27,902	$20,312

Other comprehensive income (loss), net of tax:
Pension liability adjustment	(25)	16	(115)
Unrealized gain (loss) on cash flow hedges	(27)	(59)	24
Other comprehensive loss, net of tax	(52)	(43)	(91)
Comprehensive income	$18,998	$27,859	$20,221

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$37,927	$31,014
Trade and other receivables, less allowance for doubtful accounts of $767 and $801	42,680	38,026
Contract assets	76,985	91,186
Inventories	29,177	30,654
Prepaid expenses and other	5,194	4,159
Total current assets	191,963	195,039
Property and equipment, net	110,184	99,631
Operating lease right-of-use assets	30,813	7,683
Goodwill	22,985	-
Intangible assets, net	10,518	1,231
Other assets	6,552	6,661
Total assets	$373,015	$310,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,701	$-
Accounts payable	12,993	15,493
Accrued liabilities	16,814	12,150
Contract liabilities	6,189	12,281
Current portion of operating lease liabilities	2,204	1,642
Total current liabilities	45,901	41,566
Long-term debt	5,888	-
Operating lease liabilities	27,911	6,247
Deferred income taxes	12,481	4,265
Other long-term liabilities	11,208	10,009
Total liabilities	103,389	62,087

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,805,437 and 9,746,979 shares issued and outstanding	98	97
Additional paid-in-capital	123,013	120,544
Retained earnings	148,381	129,331
Accumulated other comprehensive loss	(1,866)	(1,814)
Total stockholders’ equity	269,626	248,158
Total liabilities and stockholders’ equity	$373,015	$310,245

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2017	9,619,755	$96	$119,856	$81,757	$(1,445)	$200,264
Cumulative-effect adjustment for ASC Topic 606 (Note 15)	-	-	-	(875)	-	(875)
Net income	-	-	-	20,312	-	20,312
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $46	-	-	-	-	(115)	(115)
Unrealized gain on cash flow hedges, net of tax expense of $9	-	-	-	-	24	24
Issuance of common stock under stock compensation plans	115,300	1	(1,302)	-	-	(1,301)
Share-based compensation expense	-	-	281	-	-	281
Balances, December 31, 2018	9,735,055	97	118,835	101,194	(1,536)	218,590
Cumulative-effect adjustment for ASU 2018-02 (Note 16)	-	-	-	235	(235)	-
Net income	-	-	-	27,902	-	27,902
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $5	-	-	-	-	16	16
Unrealized loss on cash flow hedges, net of tax benefit of $20	-	-	-	-	(59)	(59)
Issuance of common stock under stock compensation plans	11,924	-	-	-	-	-
Share-based compensation expense	-	-	1,709	-	-	1,709
Balances, December 31, 2019	9,746,979	97	120,544	129,331	(1,814)	248,158
Net income	-	-	-	19,050	-	19,050
Other comprehensive loss:
Pension liability adjustment, net of tax benefit of $8	-	-	-	-	(25)	(25)
Unrealized loss on cash flow hedges, net of tax benefit of $9	-	-	-	-	(27)	(27)
Issuance of common stock under stock compensation plans	58,458	1	(619)	-	-	(618)
Share-based compensation expense	-	-	3,088	-	-	3,088
Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$19,050	$27,902	$20,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bargain purchase gain	-	-	(20,080)
Depreciation and finance lease amortization	12,344	12,391	8,767
Gain on sale of facilities	-	-	(2,960)
Amortization of intangible assets	2,207	322	550
Deferred income taxes	2,908	4,169	(3,847)
Gain on insurance proceeds	(1,147)	(1,641)	-
Share-based compensation expense	3,088	1,709	281
Other, net	1,889	856	665
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	1,563	(3,435)	2,220
Contract assets, net	8,109	(8,379)	(17,809)
Inventories	7,153	8,649	(13,628)
Prepaid expenses and other assets	2,514	2,454	2,910
Accounts payable	(3,501)	(4,675)	6,592
Accrued and other liabilities	(90)	2,564	(2,373)
Net cash provided by (used in) operating activities	56,087	42,886	(18,400)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(48,728)	-	(37,223)
Purchases of property and equipment	(14,013)	(8,585)	(3,797)
Purchases of intangible assets	(329)	-	-
Proceeds from sale of facilities	-	-	8,515
Proceeds from sale of property and equipment	-	39	141
Proceeds from insurance	1,637	2,123	-
Net cash used in investing activities from continuing operations	(61,433)	(6,423)	(32,364)
Net cash provided by investing activities from discontinued operations	-	-	4,465
Net cash used in investing activities	(61,433)	(6,423)	(27,899)

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Borrowings on line of credit	$41,377	$41,744	$29,904
Repayments on line of credit	(41,377)	(53,208)	(18,440)
Borrowings on long-term debt	15,879	-	-
Payments on long-term debt	(2,117)	-	-
Payments on finance lease liabilities	(420)	(434)	(398)
Payments of debt issuance costs	(465)	(228)	(435)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(618)	-	(1,301)
Net cash provided by (used in) financing activities	12,259	(12,126)	9,330
Change in cash and cash equivalents	6,913	24,337	(36,969)
Cash and cash equivalents, beginning of period	31,014	6,677	43,646
Cash and cash equivalents, end of period	$37,927	$31,014	$6,677

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$599	$369	$330
Cash paid (received) during the period for income taxes (net of refunds of $153, $286 and $1)	$1,397	$(55)	$170
Noncash investing and financing activities:
Accrued property and equipment purchases	$325	$719	$336
Right-of-use assets obtained in exchange for operating lease liabilities	$4,471	$1,335	$-
Right-of-use assets obtained in exchange for finance lease liabilities	$507	$819	$599

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, the Company produces high-quality precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, and one of the largest offerings of fittings and specialized components. The Company provides solution-based products for a wide range of markets including water transmission and infrastructure, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. The Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results. Therefore, the Company has determined that it operates in one segment, Water Infrastructure. The Company has manufacturing facilities located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; Salt Lake City, Utah; Orem, Utah; St. George, Utah; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared coronavirus disease 2019 (“COVID‑19”) a pandemic. The COVID-19 pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the economic impacts of the COVID-19 pandemic.

Consistent with national guidelines and with state and local orders to date, the Company currently continues to operate its manufacturing facilities in the United States as it produces critical water infrastructure products. The Company has taken proactive and precautionary steps to ensure the safety of its employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees.

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

While the COVID-19 pandemic has not had a material adverse effect on the Company's reported results for the year ended December 31, 2020, the Company is unable to predict the ultimate impact that the COVID-19 pandemic may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business.

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

Immaterial Correction of Error

The Company recorded revenue of $1.2 million during the three and twelve months ended December 31, 2018, which should have been recorded in the three months ended March 31, 2019. The misstatement in the timing of revenue recognition was due to an error in the measurement of costs incurred to date relative to estimated total direct costs at an acquired Ameron Water Transmission Group, LLC (“Ameron”) facility. Management concluded that this out of period adjustment was not material to the consolidated financial results for the years ended December 31, 2019 or 2018.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates all of its estimates, including those related to business combinations, allowance for doubtful accounts, inventories, property and equipment (including depreciation and valuation), goodwill, intangible assets, revenue recognition, share-based compensation, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Business Combinations

Business combinations are accounted for under the acquisition method which requires identifiable assets acquired and liabilities assumed in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The amount by which the net fair value of assets acquired and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Acquisition-related transaction costs are expensed as incurred.

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

Receivables and Allowance for Doubtful Accounts

Trade receivables are reported on the Consolidated Balance Sheets net of doubtful accounts. The Company maintains allowances for estimated losses resulting from the inability of its customers to make required payments or from contract disputes. The amounts of such allowances are based on historical experience and management’s judgment. The Company will write down or write off a receivable account once the account is deemed uncollectible. If the customers’ financial conditions were to deteriorate resulting in their inability to make payments, or if contract disputes were to escalate, additional allowances may need to be recorded which would result in additional expenses being recorded for the period in which such determination was made.

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

Goodwill

Goodwill represents the excess of purchase price over the assigned fair values of the assets and liabilities assumed in conjunction with an acquisition. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Intangible Assets

Intangible assets consist primarily of customer relationships and trade names and trademarks recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 3 to 15 years.

Workers Compensation

The Company is self-insured, or maintains high deductible policies, for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2020 and 2019, workers compensation reserves recorded were $1.7 million, of which $0.2 million and $0.3 million, respectively, were included in Accrued liabilities and $1.5 million and $1.4 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued liabilities:
Accrued bonus	$3,747	$3,977
Accrued vacation payable	2,328	2,263
Foreign currency forward contracts	1,150	138
Finance lease liabilities	375	420
Workers compensation reserves	237	269
Other	8,977	5,083
Total accrued liabilities	$16,814	$12,150

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

Foreign Currency Transactions

The functional currency of the Company, including its Mexican operations, is the United States dollar. Monetary assets and liabilities are remeasured at current exchange rates and non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses related to monetary assets and liabilities are remeasured at average exchange rates and at historical exchange rates for the revenue and expenses related to non-monetary assets and liabilities.

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity. For the years ended December 31, 2020, 2019, and 2018, net foreign currency transaction gains (losses) of $(1.1) million, $0.5 million, and $(0.4) million, respectively, were recognized in earnings.

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

Revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management's judgment. The Company's contracts do not contain significant financing.

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

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of the provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal, state, local, and to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized income tax benefits or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018

Net income	$19,050	$27,902	$20,312

Basic weighted-average common shares outstanding	9,788	9,741	9,726
Effect of potentially dilutive common shares (1)	85	38	7
Diluted weighted-average common shares outstanding	9,873	9,779	9,733

Net income per common share
Basic	$1.95	$2.86	$2.09
Diluted	$1.93	$2.85	$2.09

(1)

There were no antidilutive shares for the years ended December 31, 2020 or 2019. The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 63,000 for the year ended December 31, 2018, including approximately 39,000 of PSAs, at the target level of 100%, that were not included because the performance conditions had not been met as of December 31, 2018.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2020, one customer had a balance in excess of 10% of total accounts receivable, and a different customer had a balance in excess of 10% of total accounts receivable as of December 31, 2019. Foreign currency forward contracts are with a high quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Recent Accounting and Reporting Developments

Accounting Changes

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted ASU 2018-13 on January 1, 2020 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“Topic 740”). ASU 2019-12 also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

3.	BUSINESS COMBINATIONS:

Geneva Pipe and Precast Company

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe and Precast Company (“Geneva”) (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million in cash. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations have continued with Geneva's previous management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George. Consistent with prior periods and considering the chief operating decision maker's evaluation of post-acquisition performance is based on total Company results, the Company continues to report as one segment.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of January 31, 2020 (in thousands):

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

The Company incurred transaction costs associated with this acquisition of $2.6 million and $0.6 million during the years ended December 31, 2020 and 2019, respectively. These transaction costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

Geneva operations contributed net sales of $44.2 million to the Company’s continuing operations for the period from January 31, 2020 to December 31, 2020. It is impracticable to determine the effect on net income as a substantial portion of Geneva has been integrated into the Company’s ongoing operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisitions (in thousands):

	Year Ended December 31,
	2020	2019

Net sales	$289,496	$323,741
Net income	22,025	27,163

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by Geneva. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Geneva to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the year prior to the acquisition. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisition of Geneva had been outstanding since January 1 of the year prior to the acquisition. The unaudited pro forma financial information includes non-recurring adjustments to remove transaction costs directly attributable to the acquisition. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

Ameron Water Transmission Group, LLC

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

The purchase consideration for this business combination was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess of the aggregate net fair value of assets acquired and liabilities assumed over the fair value of consideration transferred as the purchase price recorded as a bargain purchase gain. When it became apparent there was a potential for a bargain purchase gain, management reviewed the Ameron assets acquired and liabilities assumed as well as the assumptions utilized in estimating their fair values. Upon completion of this reassessment, the Company concluded that recording a bargain purchase gain with respect to Ameron was appropriate and required under U.S. GAAP. The Company believes the seller was motivated to complete the transaction as part of an overall repositioning of its business.

The Company incurred transaction costs associated with this acquisition of $2.6 million during the year ended December 31, 2018. These costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Ameron had occurred on January 1 of the year prior to the acquisition (in thousands):

Year Ended December 31, 2018

Net sales	$200,513
Net loss	(15,102)

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition of Ameron had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by Ameron. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Ameron to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the year prior to the acquisition. The unaudited pro forma financial information includes non-recurring adjustments to remove transaction costs directly attributable to the acquisition and remove the bargain purchase gain. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

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

5.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2020	2019

Raw materials	$20,631	$26,772
Work-in-process	1,416	1,579
Finished goods	5,489	683
Supplies	1,641	1,620
Total inventories	$29,177	$30,654

6.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2020	2019

Land and improvements	$22,773	$22,480
Buildings	47,663	44,251
Machinery and equipment	127,679	115,237
Equipment under finance lease	2,589	2,081
	200,704	184,049
Less accumulated depreciation and amortization	(96,684)	(86,244)
	104,020	97,805
Construction in progress	6,164	1,826
Property and equipment, net	$110,184	$99,631

All property and equipment is located in the United States, except for $20.3 million and $19.8 million of net property and equipment which is located in Mexico as of December 31, 2020 and 2019, respectively.

In December 2018, the Company sold its Monterrey, Mexico facility for net proceeds of $2.7 million, resulting in a gain of $0.2 million. In August 2018, the Company sold property in Houston, Texas for net proceeds of $5.8 million, resulting in a gain of $2.8 million.

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2020 were as follows (in thousands):

Goodwill, December 31, 2019	$-
Acquisition of Geneva (Note 3)	22,985
Goodwill, December 31, 2020	$22,985

The Company performed its annual goodwill impairment test as of December 31, 2020, utilizing a qualitative analysis, and did not identify any potential impairment.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2020
Customer relationships	$9,409	$(1,634)	$7,775
Trade names and trademarks	3,225	(720)	2,505
Other	329	(91)	238
Total	$12,963	$(2,445)	$10,518

As of December 31, 2019
Customer relationships	$1,378	$(827)	$551
Trade names and trademarks	1,132	(452)	680
Total	$2,510	$(1,279)	$1,231

During the year ended December 31, 2020, intangible assets increased primarily due to the acquisition of Geneva. See Note 3, “Business Combinations” for additional information related to this transaction.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2021	$1,262
2022	1,262
2023	1,171
2024	1,015
2025	1,015
Thereafter	4,793
Total amortization expense	$10,518

8.	LINE OF CREDIT AND LONG-TERM DEBT:

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

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the lender. The negative covenants include restrictions regarding the incurrence of liens and indebtedness and certain acquisitions and dispositions of assets and other matters, all subject to certain exceptions. The Amended Credit Agreement also requires the Company to regularly provide financial information to Wells Fargo and to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. The Company was in compliance with its financial covenants as of December 31, 2020.

The Company's obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by the Company and its subsidiaries and substantially all of Company’s and its subsidiaries’ other assets.

Interest expense from revolving loan borrowings, long-term debt, and finance leases was $0.9 million, net of amounts capitalized of $0.1 million in 2020, $0.5 million in 2019, and $0.6 million in 2018. A nominal amount of interest was capitalized in 2019 and 2018.

Line of Credit (Revolving Loan)

As of December 31, 2020, the Company had no outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit under the Amended Credit Agreement and additional revolving loan borrowing capacity of $53 million. As of December 31, 2019, the Company had no outstanding borrowings under the Credit Agreement. Revolving loan borrowings under the Amended Credit Agreement bear interest at rates related to the daily three month LIBOR plus 1.5% to 2.0%. As of December 31, 2020 and 2019, the weighted-average interest rate for outstanding revolving loan borrowings was 1.73% and 3.43% respectively. The Amended Credit Agreement provides a mechanism for determining an alternative benchmark rate to the LIBOR, which may include the Secured Overnight Financing Rate. The Amended Credit Agreement requires the payment of an unused line fee of between 0.25% and 0.375%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement) during any month. Such fee is payable monthly in arrears.

Long-Term Debt

Pursuant to the Amended Credit Agreement, on March 31, 2020, the Company entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month LIBOR plus 2.0% to 2.5%. The term loan requires monthly principal payments of $0.3 million plus accrued interest. As of December 31, 2020, the outstanding balance of the term loan was $13.8 million. The Company is obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. The Company is also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). The prepayment from Excess Cash Flow generated in 2020 that is required in 2021 is $4.6 million. Subject to certain limitations, the Company may also voluntarily prepay all or a portion of the loan balance upon ten business days’ written notice.

Future principal payments of long-term debt, which excludes prepayments for periods beyond 2021 that may be required by Excess Cash Flow (as defined in the Amended Credit Agreement), are as follows (in thousands):

Year ending December 31,
2021	$7,746
2022	3,176
2023	2,840
Total future principal payments	13,762
Less: Unamortized debt issuance costs	(173)
Less: Current portion of long-term debt	(7,701)
Long-term debt, net of current portion	$5,888

9.	LEASES:

The Company adopted ASC Topic 842, “Leases” (“Topic 842”) on January 1, 2019 using the modified retrospective transition method which allowed it to continue to apply legacy guidance for periods prior to 2019. The Company elected the package of transition practical expedients which, among other things, allowed it to keep the historical lease classifications and not reassess the lease classification for any existing leases as of the date of adoption. The Company also made an accounting policy election to apply the short-term lease exception, which allows it to keep leases with an initial term of twelve months or less off the balance sheet. Upon adoption of Topic 842, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $8.0 million.

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

The following table summarizes the Company's leases recorded on the Consolidated Balance Sheets (in thousands):

	December 31,
	2020	2019
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$1,288	$1,203
Operating leases	30,813	7,683
Total right-of-use assets	$32,101	$8,886

Lease liabilities:
Finance leases	$1,729	$1,641
Operating leases	30,115	7,889
Total lease liabilities	$31,844	$9,530

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.3 million and $0.9 million as of December 31, 2020 and 2019, respectively.

Lease cost consists of the following (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$422	$435
Interest on lease liabilities	79	57
Operating lease cost	3,647	1,934
Short-term lease cost	745	1,442
Variable lease cost	199	141
Total lease cost	$5,092	$4,009

As the Company has not restated prior-year information for the adoption of Topic 842, total operating lease rental expense under ASC Topic 840, “Leases” for the year ended December 31, 2018 was $2.7 million.

The future maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

	Finance Leases	Operating Leases

2021	$454	$3,178
2022	433	2,819
2023	230	2,561
2024	544	2,416
2025	301	2,358
Thereafter	-	27,513
Total lease payments	1,962	40,845
Amount representing interest	(233)	(10,730)
Present value of lease liabilities	1,729	30,115
Current portion of lease liabilities (1)	(375)	(2,204)
Long-term lease liabilities (2)	$1,354	$27,911

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)
Finance leases	3.67	3.79
Operating leases	18.21	8.31
Weighted-average discount rate
Finance leases	5.22%	5.40%
Operating leases	3.36%	4.50%

The following table presents other information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(79)	$(57)
Operating cash flows from operating leases	(3,481)	(1,909)
Financing cash flows from finance leases	(420)	(434)
Right-of-use assets obtained in exchange for finance lease liabilities	507	819
Right-of-use assets obtained in exchange for operating lease liabilities	4,471	1,335

10.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2020
Financial assets:
Deferred compensation plan	$4,717	$3,884	$833	$-

Financial liabilities:
Foreign currency forward contracts	$(1,150)	$-	$(1,150)	$-

As of December 31, 2019
Financial assets:
Deferred compensation plan	$5,150	$4,268	$882	$-

Financial liabilities:
Foreign currency forward contracts	$(138)	$-	$(138)	$-

The deferred compensation plan assets consist of cash and several publicly traded stock and bond mutual funds, valued using quoted market prices in active markets, classified as Level 1 within the fair value hierarchy, as well as guaranteed investment contracts, valued at principal plus interest credited at contract rates, classified as Level 2 within the fair value hierarchy. Deferred compensation plan assets are included within Other assets in the Consolidated Balance Sheets.

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and revolving loan borrowings approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for the Company’s existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of December 31, 2020, the fair value of the Company’s long-term debt approximates the carrying value as the borrowings bear interest based on current market rates.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Consolidated Statements of Comprehensive Income. If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of December 31, 2020 and 2019, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $15.3 million (CAD$19.5 million) and $6.1 million (CAD$7.9 million), respectively. As of December 31, 2020, the Company's foreign currency forward contracts mature at various dates through May 2022 and are subject to an enforceable master netting arrangement.

As of December 31, 2020 and 2019, all foreign currency forward contracts were designated as cash flow hedges. For the years ended December 31, 2020, 2019, and 2018, gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $(0.6) million, $(0.1) million, and $0.2 million, respectively. As of December 31, 2020, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was $(0.1) million, of which approximately $0 is expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales. See Note 17, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract gains and losses.

12.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 8%, 6%, and 6% of employee contributions to the plan, subject to certain limitations, for the years ended December 31, 2020, 2019, and 2018, respectively. The defined contribution retirement plan offers 23 investment options.

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

As of December 31, 2020 and 2019, the Company had recorded, in accordance with the actuarial valuations, an accrued pension liability of $1.6 million in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.8 million in Accumulated other comprehensive loss. Additionally, as of December 31, 2020 and 2019, the projected and accumulated benefit obligation was $6.5 million and $6.4 million, respectively, and the fair value of plan assets was $4.9 million and $4.8 million, respectively.

The net periodic benefit cost for each of the years ended December 31, 2020, 2019, and 2018 was approximately $0. The weighted-average discount rates used to measure the projected benefit obligation were 2.04% and 2.83% as of December 31, 2020 and 2019, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.0% and 7.5% as of December 31, 2020 and 2019, respectively.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. The deferred compensation plan generally matched up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. As of December 31, 2020 and 2019, deferred compensation plan balances of $4.7 million and $5.2 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2020, 2019, and 2018 was $1.6 million, $1.2 million, and $0.9 million, respectively.

13.	SHARE-BASED COMPENSATION:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, RSUs, and PSAs.

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2020	2019	2018

Cost of sales	$822	$383	$12
Selling, general, and administrative expense	2,266	1,326	269
Total	$3,088	$1,709	$281

There were 354,022 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2020, assuming the outstanding PSAs vest at the target level of 100%.

Stock Options Awards

The Company’s stock incentive plan provides that options become exercisable according to vesting schedules, which range from immediate to ratably over a 60-month period. Options terminate ten years from the date of grant. There were no options granted during the years ended December 31, 2020, 2019, or 2018. During the year ended December 31, 2020, 24,000 stock options at a weighted-average exercise price of $24.15 were exercised. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.1 million. There were no options exercised during the years ended December 31, 2019 or 2018. As of December 31, 2020, there were no stock options outstanding.

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

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2019	85,170	$23.56
RSUs and PSAs granted	97,834	26.61
Unvested RSUs and PSAs canceled	(3,752)	23.56
RSUs and PSAs vested (2)	(49,680)	23.56
Unvested RSUs and PSAs as of December 31, 2020	129,572	25.86

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2020; the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage of 136%, based on the performance-based conditions achieved.

The unvested balance of RSUs and PSAs as of December 31, 2020 includes approximately 91,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020 and 2019 was $26.61 and $23.56, respectively. The weighted-average grant date fair value of PSAs granted during the years ended December 31, 2020, 2019, and 2018 were $26.61, $23.56 and $19.97, respectively. There were no RSUs granted during the year ended December 31, 2018. The total fair value of RSUs and PSAs vested during the years ended December 31, 2020, 2019, and 2018 was $2.0 million, $0, and $1.6 million, respectively.

As of December 31, 2020, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

For the years ended December 31, 2020, 2019, and 2018, stock awards of 17,442 shares, 11,924 shares, and 11,172 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $25.81 in 2020, $25.16 in 2019, and $21.48 in 2018.

14.	COMMITMENTS AND CONTINGENCIES:

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while the Company repaired the damage. The Company’s other production locations were deployed to absorb the lost production that resulted. The Company has insurance coverage in place covering, among other things, business interruption and property damage up to certain specified amounts, and worked with its insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. The Company received $1.4 million of business interruption insurance recovery (net of incremental production costs) during the year ended December 31, 2020 and incurred $1.6 million of incremental production costs (net of business interruption insurance recovery) during the year ended December 31, 2019, which were recorded in Cost of sales.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of December 31, 2020. The letters of credit relate to workers’ compensation insurance.

15.	REVENUE:

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

Net sales by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net sales by geographic region:
United States	$254,956	$252,797	$161,415
Canada	30,951	26,520	10,734
Total	$285,907	$279,317	$172,149

One customer accounted for 16% and 23% of total Net sales for the years ended December 31, 2020 and 2019, respectively. No customer accounted for 10% or more of total Net sales for the year ended December 31, 2018.

Revisions in contract estimates resulted in an increase (decrease) in revenue of $2.2 million, $(1.2) million, and $(0.2) million for the years ended December 31, 2020, 2019, and 2018, respectively.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Year Ended December 31,
	2020	2019	2018

Over time	$241,690	$279,317	$172,149
Point in time	44,217	-	-
Net sales	$285,907	$279,317	$172,149

Contract Assets and Liabilities

The difference between the opening and closing balances of the Company’s Contract assets and Contract liabilities primarily results from the timing difference between the Company’s performance and billings, and during the year ended December 31, 2018, an increase due to the acquisition of Ameron of $12.0 million of Contract assets and $0.1 million of Contract liabilities. The changes in the Contract assets and Contract liabilities balances during the years ended December 31, 2020, 2019, and 2018 were not materially affected by any other factors.

The Company recognized revenue that was included in the Contract liabilities balance at the beginning of each period of $12.3 million, $3.7 million, and $2.6 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time. As of December 31, 2020, backlog was approximately $167 million. The Company expects to recognize approximately 79% of the remaining performance obligations in 2021, 20% in 2022, and the balance thereafter.

16.	INCOME TAXES:

The United States and foreign components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

United States	$24,768	$32,244	$16,207
Foreign	866	396	853
Total	$25,634	$32,640	$17,060

The components of Income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$958	$174	$(117)
State	1,342	(16)	99
Foreign	243	439	395
Total current income tax expense	2,543	597	377
Deferred:
Federal	4,380	3,597	(2,954)
State	(386)	561	(807)
Foreign	47	(17)	132
Total deferred income tax expense (benefit)	4,041	4,141	(3,629)
Total income tax expense (benefit)	$6,584	$4,738	$(3,252)

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	2018

Income tax expense at federal statutory rate	$5,383	$6,854	$3,583
State expense (benefit), net of federal income tax effect	953	1,261	(218)
Federal and state income tax credits	-	-	(7)
Change in valuation allowance	(181)	(3,564)	(2,618)
Tax windfall on share-based compensation	-	-	(369)
Bargain purchase gain	-	-	(4,228)
Nondeductible expenses	447	(24)	427
Foreign rate differential	78	36	77
Other	(96)	175	101
Income tax expense (benefit)	$6,584	$4,738	$(3,252)
Effective income tax rate	25.7%	14.5%	(19.1)%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Accrued employee benefits	$3,525	$3,089
Inventories	73	147
Trade receivable, net	958	788
Net operating loss carryforwards	3,231	5,391
Tax credit carryforwards	2,699	5,173
Other	389	509
	10,875	15,097
Valuation allowance	(6,228)	(6,126)
	4,647	8,971
Deferred income tax liabilities:
Contract assets, net	(1,366)	(1,703)
Property and equipment	(12,029)	(10,578)
Intangible assets	(2,737)	(226)
Prepaid expenses	(889)	(587)
	(17,021)	(13,094)

Net deferred income tax liabilities	$(12,374)	$(4,123)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$107	$142
Deferred income taxes	(12,481)	(4,265)
Net deferred income tax liabilities	$(12,374)	$(4,123)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. Because the Company has a recent history of generating cumulative losses, management did not consider projections of future taxable income as persuasive evidence for the recoverability of its deferred income tax assets. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2020, net of any valuation allowance.

As of December 31, 2020, the Company had approximately $2.0 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2034, and $1.0 million of capital loss carryforwards, which expire in 2024. As of December 31, 2020, the Company also had approximately $30.0 million of state net operating loss carryforwards, which expire on various dates between 2021 and 2038, and state income tax credit carryforwards of $4.2 million, which begin to expire in 2021. As of December 31, 2020, the Company also had approximately $4.4 million of foreign net operating loss carryforwards, which expire on various dates between 2023 and 2030.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2016.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018

Unrecognized income tax benefits, beginning of year	$4,350	$4,350	$4,116
Increases for positions taken in the current year	-	-	234
Unrecognized income tax benefits, end of year	$4,350	$4,350	$4,350

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense (benefit). As of December 31, 2020 and 2019, the Company had no accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2020, 2019, or 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. As of December 22, 2018, the end of the measurement period for purposes of SAB 118, the Company had completed the analysis based on available legislative updates relating to the TCJA, which did not result in material changes from the amount recorded in 2017. On January 1, 2019, the Company adopted Accounting Standards Update No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which resulted in a reclassification of $0.2 million from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2020	2019

Pension liability adjustment, net of income tax benefit of $679 and $671	$(1,795)	$(1,770)
Unrealized loss on cash flow hedges, net of income tax benefit of $20 and $11	(71)	(44)
Total	$(1,866)	$(1,814)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Total

Balance, December 31, 2019	$(1,770)	$(44)	$(1,814)

Other comprehensive loss before reclassifications	(3)	(308)	(311)
Amounts reclassified from Accumulated other comprehensive loss	(22)	281	259
Net current period adjustments to Other comprehensive loss	(25)	(27)	(52)

Balance, December 31, 2020	$(1,795)	$(71)	$(1,866)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the
Details about Accumulated Other	Year Ended December 31,			Consolidated Statements
Comprehensive Loss Components	2020	2019	2018	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(16)	$(11)	$(11)	Cost of sales
Non-service cost	46	(15)	52	Other income
Associated income tax (expense) benefit	(8)	4	8	Income tax expense (benefit)
	22	(22)	49
Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	(378)	5	13	Net sales
Associated income tax (expense) benefit	97	2	(1)	Income tax expense (benefit)
	(281)	7	12
Total reclassifications for the period	$(259)	$(15)	$61

18.	RESTRUCTURING:

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

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$801	430	(464)	$767
Valuation allowance for deferred income tax assets	6,126	240	(138)	6,228

Year Ended December 31, 2019:
Allowance for doubtful accounts	$660	$312	$(171)	$801
Valuation allowance for deferred income tax assets	9,433	345	(3,652)	6,126

Year Ended December 31, 2018:
Allowance for doubtful accounts	$477	$449	$(266)	$660
Valuation allowance for deferred income tax assets	10,413	1,785	(2,765)	9,433

S- 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2021.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 4th day of March 2021.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President, and Chief Executive Officer
Scott Montross	(principal executive officer)

/S/ AARON WILKINS	Senior Vice President, Chief Financial Officer and Corporate Secretary
Aaron Wilkins	(principal financial and accounting officer)

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ AMANDA L. KULESA	Director
Amanda L. Kulesa

/S/ KEITH R. LARSON	Director
Keith R. Larson

/S/ JOHN. T. PASCHAL	Director
John T. Paschal

/S/ WILLIAM S. YEARSLEY	Director
William S. Yearsley