Form 10-Q
period 2021-03-31
NORTHWEST PIPE CO
filed 2021-05-04
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number: 0-27140

NORTHWEST PIPE COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 NE Park Plaza Drive, Suite 100

Vancouver, Washington 98684

(Address of principal executive offices and Zip Code)

360‑397‑6250

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NWPX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 26, 2021 was 9,857,961 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020

Net sales	$72,311	$68,923
Cost of sales	63,536	59,344
Gross profit	8,775	9,579
Selling, general, and administrative expense	5,830	7,945
Operating income	2,945	1,634
Other income (expense)	59	(401)
Interest income	-	22
Interest expense	(227)	(219)
Income before income taxes	2,777	1,036
Income tax expense	602	472
Net income	$2,175	$564

Net income per share:
Basic	$0.22	$0.06
Diluted	$0.22	$0.06

Shares used in per share calculations:
Basic	9,814	9,751
Diluted	9,921	9,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$2,175	$564

Other comprehensive income, net of tax:
Pension liability adjustment	29	25
Unrealized gain on cash flow hedges	32	79
Other comprehensive income, net of tax	61	104
Comprehensive income	$2,236	$668

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$29,893	$37,927
Trade and other receivables, less allowance for doubtful accounts of $782 and $767	40,214	42,680
Contract assets	75,466	76,985
Inventories	33,177	29,177
Prepaid expenses and other	5,560	5,194
Total current assets	184,310	191,963
Property and equipment, less accumulated depreciation and amortization of $98,702 and $96,684	109,423	110,184
Operating lease right-of-use assets	34,228	30,813
Goodwill	22,985	22,985
Intangible assets, net	10,202	10,518
Other assets	6,167	6,552
Total assets	$367,315	$373,015

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,131	$7,701
Accounts payable	13,260	12,993
Accrued liabilities	14,607	16,814
Contract liabilities	2,034	6,189
Current portion of operating lease liabilities	2,382	2,204
Total current liabilities	35,414	45,901
Long-term debt	5,106	5,888
Operating lease liabilities	31,236	27,911
Deferred income taxes	12,750	12,481
Other long-term liabilities	10,472	11,208
Total liabilities	94,978	103,389

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,857,961 and 9,805,437 shares issued and outstanding	99	98
Additional paid-in-capital	123,487	123,013
Retained earnings	150,556	148,381
Accumulated other comprehensive loss	(1,805)	(1,866)
Total stockholders’ equity	272,337	269,626
Total liabilities and stockholders’ equity	$367,315	$373,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	2,175	-	2,175
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on cash flow hedges, net of tax expense of $8	-	-	-	-	32	32
Issuance of common stock under stock compensation plans	52,524	1	(223)	-	-	(222)
Share-based compensation expense	-	-	697	-	-	697
Balances, March 31, 2021	9,857,961	$99	$123,487	$150,556	$(1,805)	$272,337

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	564	-	564
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	25	25
Unrealized gain on cash flow hedges, net of tax expense of $23	-	-	-	-	79	79
Issuance of common stock under stock compensation plans	41,016	1	(102)	-	-	(101)
Share-based compensation expense	-	-	460	-	-	460
Balances, March 31, 2020	9,787,995	$98	$120,902	$129,895	$(1,710)	$249,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,175	$564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	2,698	3,031
Amortization of intangible assets	316	399
Deferred income taxes	271	712
Share-based compensation expense	697	460
Other, net	(68)	(232)
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	2,308	5,213
Contract assets, net	(2,636)	8,683
Inventories	(3,988)	(3,068)
Prepaid expenses and other assets	1,203	2,179
Accounts payable	165	1,320
Accrued and other liabilities	(3,727)	(4,225)
Net cash provided by (used in) operating activities	(586)	15,036
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(48,728)
Purchases of property and equipment	(1,861)	(2,936)
Other investing activities	99	-
Net cash used in investing activities	(1,762)	(51,664)
Cash flows from financing activities:
Borrowings on line of credit	-	41,377
Repayments on line of credit	-	(41,377)
Borrowings on long-term debt	-	15,879
Payments on long-term debt	(5,364)	-
Payments on finance lease obligations	(100)	(103)
Payments of debt issuance costs	-	(405)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(222)	(101)
Net cash provided by (used in) financing activities	(5,686)	15,270
Change in cash and cash equivalents	(8,034)	(21,358)
Cash and cash equivalents, beginning of period	37,927	31,014
Cash and cash equivalents, end of period	$29,893	$9,656

Noncash investing and financing activities:
Accrued property and equipment purchases	$428	$445
Right-of-use assets obtained in exchange for operating lease liabilities	$4,656	$-

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

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2020 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 (“2020 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2020 Form 10‑K.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2021, particularly in light of the coronavirus disease 2019 (“COVID‑19”) pandemic and its effects on the domestic and global economies.

Impact of the COVID‑19 Pandemic

In March 2020, the World Health Organization declared COVID‑19 a pandemic. While the COVID‑19 pandemic has not had a direct material adverse effect on the Company's reported results for the first three months of 2021, the Company is unable to predict the ultimate impact that the COVID‑19 pandemic may have on its business, future results of operations, financial position, or cash flows. The extent to which the Company's operations may be impacted by the COVID‑19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. The Company continues to monitor the impact of the COVID‑19 pandemic on all aspects of its business. The Company has also taken proactive and precautionary steps to ensure the safety of its employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees.

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

Three Months Ended March 31, 2020

Net sales	$72,512
Net income	2,424

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

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020

Raw materials	$24,570	$20,631
Work-in-process	1,076	1,416
Finished goods	5,799	5,489
Supplies	1,732	1,641
Total inventories	$33,177	$29,177

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2021
Financial assets:
Deferred compensation plan	$4,410	$3,734	$676	$-

Financial liabilities:
Foreign currency forward contracts	$(910)	$-	$(910)	$-

As of December 31, 2020
Financial assets:
Deferred compensation plan	$4,717	$3,884	$833	$-

Financial liabilities:
Foreign currency forward contracts	$(1,150)	$-	$(1,150)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and revolving loan borrowings approximate fair value due to the short-term nature of these instruments. The Company is obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for the Company’s existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of March 31, 2021, the fair value of the Company’s long-term debt approximates the carrying value as the borrowings bear interest based on current market rates.

5.	Derivative Instruments and Hedging Activities

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Income. If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of March 31, 2021 and December 31, 2020, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $9.9 million (CAD$12.5 million) and $15.3 million (CAD$19.5 million), respectively. As of March 31, 2021, the Company’s foreign currency forward contracts mature at various dates through May 2022 and are subject to an enforceable master netting arrangement.

As of March 31, 2021 and December 31, 2020, all foreign currency forward contracts were designated as cash flow hedges. Gains recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were approximately $0 and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was $(0.1) million, of which approximately $0 is expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2021	2020

Cost of sales	$230	$142
Selling, general, and administrative expense	467	318
Total	$697	$460

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

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2020	129,572	$25.86
RSUs and PSAs granted	90,368	33.30
RSUs and PSAs vested (2)	(58,809)	25.53
Unvested RSUs and PSAs as of March 31, 2021	161,131	30.26

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2021, the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage based on the performance-based conditions achieved. The payout percentage was 126% for the 2019-2020 performance period and 200% for the 2020 performance period.

The unvested balance of RSUs and PSAs as of March 31, 2021 includes approximately 116,000 PSAs. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of March 31, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

7.	Commitments and Contingencies

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

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of March 31, 2021. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in revenue of $1.3 million and $(0.4) million for the three months ended March 31, 2021 and 2020, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2021	2020

Over time	$60,057	$60,878
Point in time	12,254	8,045
Net sales	$72,311	$68,923

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $4.7 million and $6.2 million during the three months ended March 31, 2021 and 2020, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time. As of March 31, 2021, backlog was approximately $178 million. The Company expects to recognize approximately 65% of the remaining performance obligations in 2021, 32% in 2022, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2016.

The Company recorded income tax expense at an estimated effective income tax rate of 21.7% and 45.6% for the three months ended March 31, 2021 and 2020, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2021 was impacted by the tax windfalls recognized upon the vesting of equity awards. The Company’s estimated effective income tax rate for the three months ended March 31, 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes.

10.	Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all potential shares of common stock, including stock options, RSUs, and PSAs, to the extent dilutive. Performance-based PSAs are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss, all potential shares of common stock are excluded from the computation of diluted net loss per share as the impact would be antidilutive.

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020

Net income	$2,175	$564

Basic weighted-average common shares outstanding	9,814	9,751
Effect of potentially dilutive common shares (1)	107	78
Diluted weighted-average common shares outstanding	9,921	9,829

Net income per common share:
Basic	$0.22	$0.06
Diluted	$0.22	$0.06

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 7,000 for the three months ended March 31, 2021. There were no antidilutive shares for the three months ended March 31, 2020.

11.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2020 Form 10‑K, except for the following:

Accounting Changes

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018‑14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715‑20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018‑14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the amount and timing of plan assets expected to be returned to the employer. The new disclosures include an explanation of significant gains and losses related to changes in benefit obligations. The Company adopted ASU 2018‑14 on a retrospective basis on January 1, 2021 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

In December 2019, the FASB issued Accounting Standards Update No. 2019‑12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019‑12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes” (“Topic 740”). ASU 2019‑12 also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019‑12 on January 1, 2021 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2021 (“2021 Q1 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

•	impacts of recent U.S. tax reform legislation on our results of operations;

•	adequacy of our insurance coverage;

•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters;

•	impacts of pandemics, epidemics, or other public health emergencies, such as coronavirus disease 2019 (“COVID‑19”); and

•

other risks discussed in our Annual Report on Form 10‑K for the year ended December 31, 2020 (“2020 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (“SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2021 Q1 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Our Current Economic Environment

We operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50‑year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and financing along with increased manufacturing capacity from competition could impact the business.

Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales of steel pipe products, and changes in our selling prices often correlate directly to changes in steel costs. Recently, steel markets have become extremely volatile, and the cost of steel introduced into the manufacturing process increased 11% in the first quarter of 2021 compared to the first quarter of 2020. Due to production and delivery lead times for steel, these costs in the first quarter of 2021 were not indicative of current market prices, and we expect continued challenges procuring steel, including extended lead times to receive the raw material in addition to higher costs.

Impact of the COVID‑19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID‑19 a pandemic. While the COVID‑19 pandemic has not had a direct material adverse effect on our reported results for the first three months of 2021, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID‑19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts on global and domestic economic conditions, including the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business. We have also taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	$	% of Net Sales	$	% of Net Sales

Net sales	$72,311	100.0%	$68,923	100.0%
Cost of sales	63,536	87.9	59,344	86.1
Gross profit	8,775	12.1	9,579	13.9
Selling, general, and administrative expense	5,830	8.0	7,945	11.5
Operating income	2,945	4.1	1,634	2.4
Other income (expense)	59	0.1	(401)	(0.6)
Interest income	-	-	22	-
Interest expense	(227)	(0.4)	(219)	(0.3)
Income before income taxes	2,777	3.8	1,036	1.5
Income tax expense	602	0.8	472	0.7
Net income	$2,175	3.0%	$564	0.8%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q1 Form 10‑Q for information on our acquisition of Geneva in January 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net sales. Net sales increased 4.9% to $72.3 million for the first quarter of 2021 compared to $68.9 million for the first quarter of 2020. The increase in net sales was primarily due to the Geneva operations acquired in January 2020, which contributed $12.3 million and $8.0 million in net sales during the first quarter of 2021 and 2020, respectively. The 1% decrease in net sales at our legacy steel pipe facilities was due to a 2% decrease in selling price per ton due to a change in product mix, partially offset by a 1% increase in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit decreased 8.4% to $8.8 million (12.1% of Net sales) for the first quarter of 2021 compared to $9.6 million (13.9% of Net sales) for the first quarter of 2020 primarily due to product mix at our legacy steel pipe facilities. Gross profit in the first quarter of 2020 included $0.4 million of incremental production costs resulting from the fire at our Saginaw facility in April 2019 as well as $0.3 million in acquisition-related inventory charges.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 26.6% to $5.8 million (8.0% of Net sales) for the first quarter of 2021 compared to $7.9 million (11.5% of Net sales) for the first quarter of 2020. The decrease in selling, general, and administrative expense was due to $2.5 million in lower acquisition-related transaction costs incurred in the first quarter of 2020 with the addition of Geneva, and was offset by $0.3 million in higher compensation-related expense in the first quarter of 2021.

Income taxes. Income tax expense was $0.6 million in the first quarter of 2021 (an effective income tax rate of 21.7%) compared to $0.5 million in the first quarter of 2020 (an effective income tax rate of 45.6%). Our estimated effective income tax rate for the first quarter of 2021 was impacted by the tax windfalls recognized upon the vesting of equity awards. Our estimated effective income tax rate for the first quarter of 2020 was impacted primarily by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. Our estimated effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) dated October 25, 2018, as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the three months ended March 31, 2021 and 2020 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2021 Q1 Form 10‑Q, and are further discussed below.

As we cannot predict the duration or scope of the COVID‑19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of March 31, 2021, our working capital (current assets minus current liabilities) was $148.9 million compared to $146.1 million as of December 31, 2020. Cash and cash equivalents totaled $29.9 million and $37.9 million as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021, we had $8.4 million of outstanding long-term debt, no outstanding revolving loan borrowings, $33.6 million of operating lease liabilities and $1.6 million of finance lease liabilities.

Net cash provided by (used in) operating activities in the first three months of 2021 was $(0.6) million compared to $15.0 million in the first three months of 2020. Net income, adjusted for non-cash items, generated $6.1 million of operating cash flow in the first three months of 2021 compared to $4.9 million in the first three months of 2020. The net change in working capital resulted in an increase (decrease) to net cash provided by operations of $(6.7) million in the first three months of 2021 compared to $10.1 million in the first three months of 2020.

Net cash used in investing activities in the first three months of 2021 was $1.8 million compared to $51.7 million in the first three months of 2020. Capital expenditures were $1.9 million in the first three months of 2021 compared to $2.9 million in the first three months of 2020, which was primarily standard capital replacement. We currently expect capital expenditures in 2021 to be approximately $12 million to $15 million primarily for standard capital replacement. Net cash used in investing activities in the first three months of 2020 includes the acquisition of Geneva of $48.7 million, net of cash acquired.

Net cash provided by (used in) financing activities in the first three months of 2021 was $(5.7) million compared to $15.3 million in the first three months of 2020. Net borrowings (repayments) on long-term debt were $(5.4) million in the first three months of 2021, which included a $4.6 million prepayment from Excess Cash Flow generated in 2020, compared to $15.9 million in the first three months of 2020 primarily related to financing a portion of the acquisition of Geneva.

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

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2021 Q1 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2020 Form 10‑K.

Line of Credit (Revolving Loan) and Long-Term Debt

The Amended Credit Agreement expires on October 25, 2024 and provides for a term loan, as well as letters of credit and revolving loans in the aggregate amount of up to $74 million, subject to a borrowing base (“Revolver Commitment”). As of March 31, 2021, under the Amended Credit Agreement, we had $8.4 million of outstanding long-term debt as a term loan, $1.6 million of outstanding letters of credit, and no revolving loan borrowings. As of March 31, 2021, we had additional revolving loan borrowing capacity of approximately $52 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Pursuant to the Amended Credit Agreement, on March 31, 2020, we entered into a term loan for $15.9 million with Wells Fargo that matures on October 25, 2024 and bears interest at the daily three month London Interbank Offered Rate (“LIBOR”) plus 2.0% to 2.5%. The Amended Credit Agreement also provides a mechanism for determining an alternative benchmark rate to the LIBOR, which may include the Secured Overnight Financing Rate. The term loan requires monthly principal payments of $0.3 million plus accrued interest. We are obligated to prepay the term loan to the extent that the outstanding principal balance at any time exceeds 60% of the fair market value of specified real property securing the loan. We are also obligated to prepay the term loan in an amount equal to 20% of Excess Cash Flow (as defined in the Amended Credit Agreement). The potential amount of prepayment from Excess Cash Flow that may be required in 2022, if any, cannot be determined until the results for the year ended December 31, 2021 are final. Subject to certain limitations, we may also voluntarily prepay the balance upon ten business days’ written notice.

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

The letters of credit outstanding as of March 31, 2021 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

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

The Amended Credit Agreement imposes financial covenants requiring us to maintain a Senior Leverage Ratio (as defined in the Amended Credit Agreement) not greater than 3.00 and a Fixed Charge Coverage Ratio (as defined in the Amended Credit Agreement) of at least 1.10 to 1.00. We were in compliance with all financial covenants as of March 31, 2021. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a security interest in certain real property owned by us and our subsidiaries and substantially all of our and our subsidiaries’ other assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q1 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2021 Q1 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2021 as compared to the critical accounting estimates disclosed in our 2020 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with foreign currencies and interest rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2020 Form 10‑K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2021, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q1 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2021 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2020 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2020 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2021 Q1 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on March 19, 2021*

10.2	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on March 19, 2021*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2021

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)