Form 10-Q
period 2021-06-30
NORTHWEST PIPE CO
filed 2021-08-05
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2021 was 9,870,567 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$73,812	$69,971	$146,123	$138,894
Cost of sales	64,274	57,013	127,810	116,357
Gross profit	9,538	12,958	18,313	22,537
Selling, general, and administrative expense	6,337	5,584	12,167	13,529
Operating income	3,201	7,374	6,146	9,008
Other income	30	1,059	89	658
Interest income	-	11	-	33
Interest expense	(348)	(262)	(575)	(481)
Income before income taxes	2,883	8,182	5,660	9,218
Income tax expense	752	2,184	1,354	2,656
Net income	$2,131	$5,998	$4,306	$6,562

Net income per share:
Basic	$0.22	$0.61	$0.44	$0.67
Diluted	$0.21	$0.61	$0.43	$0.67

Shares used in per share calculations:
Basic	9,861	9,792	9,837	9,771
Diluted	9,915	9,808	9,920	9,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$2,131	$5,998	$4,306	$6,562

Other comprehensive income (loss), net of tax:
Pension liability adjustment	29	24	58	49
Unrealized gain (loss) on cash flow hedges	16	(155)	48	(76)
Other comprehensive income (loss), net of tax	45	(131)	106	(27)
Comprehensive income	$2,176	$5,867	$4,412	$6,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$23,198	$37,927
Trade and other receivables, less allowance for doubtful accounts of $335 and $767	33,778	42,680
Contract assets	90,504	76,985
Inventories	30,029	29,177
Prepaid expenses and other	4,035	5,194
Total current assets	181,544	191,963
Property and equipment, less accumulated depreciation and amortization of $101,621 and $96,684	110,007	110,184
Operating lease right-of-use assets	33,522	30,813
Goodwill	22,985	22,985
Intangible assets, net	9,887	10,518
Other assets	6,164	6,552
Total assets	$364,109	$373,015

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$7,701
Accounts payable	15,460	12,993
Accrued liabilities	14,988	16,814
Contract liabilities	2,722	6,189
Current portion of operating lease liabilities	2,406	2,204
Total current liabilities	35,576	45,901
Long-term debt	-	5,888
Operating lease liabilities	30,631	27,911
Deferred income taxes	12,548	12,481
Other long-term liabilities	10,642	11,208
Total liabilities	89,397	103,389

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,870,567 and 9,805,437 shares issued and outstanding	99	98
Additional paid-in-capital	123,686	123,013
Retained earnings	152,687	148,381
Accumulated other comprehensive loss	(1,760)	(1,866)
Total stockholders’ equity	274,712	269,626
Total liabilities and stockholders’ equity	$364,109	$373,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2021	9,857,961	$99	$123,487	$150,556	$(1,805)	$272,337
Net income	-	-	-	2,131	-	2,131
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on cash flow hedges, net of tax expense of $5	-	-	-	-	16	16
Issuance of common stock under stock compensation plans	12,606	-	(944)	-	-	(944)
Share-based compensation expense	-	-	1,143	-	-	1,143
Balances, June 30, 2021	9,870,567	$99	$123,686	$152,687	$(1,760)	$274,712

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, March 31, 2020	9,787,995	$98	$120,902	$129,895	$(1,710)	$249,185
Net income	-	-	-	5,998	-	5,998
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	24	24
Unrealized loss on cash flow hedges, net of tax benefit of $52	-	-	-	-	(155)	(155)
Issuance of common stock under stock compensation plans	12,815	-	(517)	-	-	(517)
Share-based compensation expense	-	-	973	-	-	973
Balances, June 30, 2020	9,800,810	$98	$121,358	$135,893	$(1,841)	$255,508

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	4,306	-	4,306
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	58	58
Unrealized gain on cash flow hedges, net of tax expense of $13	-	-	-	-	48	48
Issuance of common stock under stock compensation plans	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	1,840	-	-	1,840
Balances, June 30, 2021	9,870,567	$99	$123,686	$152,687	$(1,760)	$274,712

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	6,562	-	6,562
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	49	49
Unrealized loss on cash flow hedges, net of tax benefit of $29	-	-	-	-	(76)	(76)
Issuance of common stock under stock compensation plans	53,831	1	(619)	-	-	(618)
Share-based compensation expense	-	-	1,433	-	-	1,433
Balances, June 30, 2020	9,800,810	$98	$121,358	$135,893	$(1,841)	$255,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,306	$6,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	5,805	6,300
Amortization of intangible assets	631	972
Deferred income taxes	67	2,618
Gain on insurance proceeds	-	(1,018)
Share-based compensation expense	1,840	1,433
Other, net	286	128
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	8,516	5,107
Contract assets, net	(16,987)	9,978
Inventories	(805)	902
Prepaid expenses and other assets	3,385	2,835
Accounts payable	1,962	(3,787)
Accrued and other liabilities	(3,934)	(3,243)
Net cash provided by operating activities	5,072	28,787
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(48,728)
Purchases of property and equipment	(4,778)	(6,494)
Proceeds from insurance	-	557
Other investing activities	101	-
Net cash used in investing activities	(4,677)	(54,665)
Cash flows from financing activities:
Borrowings on line of credit	-	41,377
Repayments on line of credit	-	(41,377)
Borrowings on long-term debt	-	15,879
Payments on long-term debt	(13,762)	(529)
Payments of debt issuance costs	-	(454)
Payments on finance lease obligations	(196)	(208)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,166)	(618)
Net cash provided by (used in) financing activities	(15,124)	14,070
Change in cash and cash equivalents	(14,729)	(11,808)
Cash and cash equivalents, beginning of period	37,927	31,014
Cash and cash equivalents, end of period	$23,198	$19,206

Noncash investing and financing activities:
Accrued property and equipment purchases	$831	$633
Right-of-use assets obtained in exchange for operating lease liabilities	$4,669	$1,837
Right-of-use assets obtained in exchange for finance lease liabilities	$371	$-

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2021, particularly in light of the coronavirus disease 2019 pandemic and its effects on the domestic and global economies.

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

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

Net sales	$69,971	$142,483
Net income	6,331	8,755

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

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020

Raw materials	$22,133	$20,631
Work-in-process	1,122	1,416
Finished goods	5,018	5,489
Supplies	1,756	1,641
Total inventories	$30,029	$29,177

4.	Credit Agreement

On June 30, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (“Wells Fargo”), and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”) that provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $100 million, with an option for the Company to increase that amount by $25 million, subject to the provisions of the Credit Agreement. The Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. The Company may prepay outstanding amounts in its discretion without penalty at any time, subject to applicable notice requirements. In conjunction with entering into the Credit Agreement, also effective June 30, 2021, the Company terminated the Credit Agreement with Wells Fargo dated October 25, 2018, as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (collectively the “Former Credit Agreement”), and all outstanding debt under the Former Credit Agreement, including long-term debt, was repaid.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. Beginning the fiscal month end July 31, 2021, the Credit Agreement requires the Company to regularly provide financial information to Wells Fargo. Beginning the fiscal quarter end September 30, 2021, the Credit Agreement also requires the Company to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions), a consolidated fixed charge coverage ratio no less than 1.25 to 1.00, and a minimum consolidated earnings before interest, taxes, depreciation, and amortization of at least $25 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.

The Company's obligations under the Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Line of Credit (Revolving and Swingline Loans)

As of June 30, 2021 under the Credit Agreement, the Company had no outstanding borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $98 million. As of December 31, 2020 under the Former Credit Agreement, the Company had no outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit. Revolving loans under the Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Credit Agreement including certain London Interbank Offered Rate (“LIBOR”) transition provisions, either: (i) Base Rate (as defined in the Credit Agreement) plus the Applicable Margin; (ii) LIBOR plus the Applicable Margin; or (iii) the daily one month LIBOR plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.25%, depending on the Company’s Senior Leverage Ratio (as defined in the Credit Agreement). Interest on outstanding revolving loans is payable quarterly. As of June 30, 2021 and December 31, 2020, the weighted-average interest rate for outstanding revolving loan borrowings was 1.63% and 1.73%, respectively. Swingline loans under the Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement). Such fee is payable quarterly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

5.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2021
Financial assets:
Deferred compensation plan	$4,496	$3,813	$683	$-
Foreign currency forward contracts	9	-	9	-
Total financial assets	$4,505	$3,813	$692	$-

Financial liabilities:
Foreign currency forward contracts	$(827)	$-	$(827)	$-

As of December 31, 2020
Financial assets:
Deferred compensation plan	$4,717	$3,884	$833	$-

Financial liabilities:
Foreign currency forward contracts	$(1,150)	$-	$(1,150)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments.

6.	Derivative Instruments and Hedging Activities

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

As of June 30, 2021 and December 31, 2020, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $9.5 million (CAD$11.7 million) and $15.3 million (CAD$19.5 million), respectively. As of June 30, 2021, the Company’s foreign currency forward contracts mature at various dates through September 2022 and are subject to an enforceable master netting arrangement.

As of June 30, 2021 and December 31, 2020, all foreign currency forward contracts were designated as cash flow hedges. For the three and six months ended June 30, 2021, losses recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $(0.1) million. For the three and six months ended June 30, 2020, gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $(0.1) million and $0.2 million, respectively. As of June 30, 2021, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was approximately $0. Typically, outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of sales	$253	$179	$483	$321
Selling, general, and administrative expense	890	794	1,357	1,112
Total	$1,143	$973	$1,840	$1,433

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

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2020	129,572	$25.86
RSUs and PSAs granted	90,368	33.30
RSUs and PSAs vested (2)	(58,809)	25.53
Unvested RSUs and PSAs as of June 30, 2021	161,131	30.26

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2021, the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage based on the performance-based conditions achieved. The payout percentage was 126% for the 2019-2020 performance period and 200% for the 2020 performance period.

The unvested balance of RSUs and PSAs as of June 30, 2021 includes approximately 116,000 PSAs. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of June 30, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

For the six months ended June 30, 2021 and 2020, stock awards of 12,606 shares and 12,815 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $30.94 in 2021 and $25.37 in 2020.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies, and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In June 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA, nor does the Company expect to incur significant future costs in the resolution of the NRDA.

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

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of June 30, 2021. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase in revenue of $0.8 million and $2.1 million for the three and six months ended June 30, 2021, respectively, and $0.6 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Over time	$58,748	$57,649	$118,805	$118,527
Point in time	15,064	12,322	27,318	20,367
Net sales	$73,812	$69,971	$146,123	$138,894

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $0.9 million and $5.1 million during the three and six months ended June 30, 2021, respectively, and $4.3 million and $8.4 million during the three and six months ended June 30, 2020, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time. As of June 30, 2021, backlog was approximately $195 million. The Company expects to recognize approximately 56% of the remaining performance obligations in 2021, 33% in 2022, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2016.

The Company recorded income tax expense at an estimated effective income tax rate of 26.1% and 23.9% for the three and six months ended June 30, 2021, respectively, and 26.7% and 28.8% for the three and six months ended June 30, 2020, respectively. The Company’s estimated effective income tax rate for the three months ended June 30, 2021 approximates the statutory rate, while the estimated effective income tax rate for the six months ended June 30, 2021 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards in the first three months of 2021. The Company’s estimated effective income tax rate for the three months ended June 30, 2020 approximates the statutory rate, while the estimated effective income tax rate for the six months ended June 30, 2020 was primarily impacted by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes.

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$2,131	$5,998	$4,306	$6,562

Basic weighted-average common shares outstanding	9,861	9,792	9,837	9,771
Effect of potentially dilutive common shares (1)	54	16	83	61
Diluted weighted-average common shares outstanding	9,915	9,808	9,920	9,832

Net income per common share:
Basic	$0.22	$0.61	$0.44	$0.67
Diluted	$0.21	$0.61	$0.43	$0.67

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 90,000 for the three months ended June 30, 2020. There were no antidilutive shares for the three and six months ended June 30, 2021 and the six months ended June 30, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021 (“2021 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2021 Q2 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales of steel pipe products, and changes in our selling prices often correlate directly to changes in steel costs. Recently, steel markets have become extremely volatile, and the cost of steel introduced into the manufacturing process increased 20% in the first six months of 2021 compared to the first six months of 2020. Due to production and delivery lead times for steel, these costs in the first six months of 2021 were not indicative of current market prices, and we expect continued challenges procuring steel, including extended lead times to receive the raw material in addition to higher costs.

Impact of the COVID‑19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID‑19 a pandemic. We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees. While the COVID‑19 pandemic has not had a direct material adverse effect on our reported results for the first six months of 2021, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID‑19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Beginning in the second quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID‑19, as well as an easing of restrictions on individual, business, and government activities. The easing of restrictions and the existence of variant strains of COVID‑19 may lead to a rise in infections, which could result in the reinstatement of some of the restrictions previously in place. Furthermore, the impacts on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	$	% of Net Sales	$	% of Net Sales

Net sales	$73,812	100.0%	$69,971	100.0%
Cost of sales	64,274	87.1	57,013	81.5
Gross profit	9,538	12.9	12,958	18.5
Selling, general, and administrative expense	6,337	8.6	5,584	8.0
Operating income	3,201	4.3	7,374	10.5
Other income	30	-	1,059	1.5
Interest income	-	-	11	-
Interest expense	(348)	(0.4)	(262)	(0.3)
Income before income taxes	2,883	3.9	8,182	11.7
Income tax expense	752	1.0	2,184	3.1
Net income	$2,131	2.9%	$5,998	8.6%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	$	% of Net Sales	$	% of Net Sales

Net sales	$146,123	100.0%	$138,894	100.0%
Cost of sales	127,810	87.5	116,357	83.8
Gross profit	18,313	12.5	22,537	16.2
Selling, general, and administrative expense	12,167	8.3	13,529	9.7
Operating income	6,146	4.2	9,008	6.5
Other income	89	0.1	658	0.5
Interest income	-	-	33	-
Interest expense	(575)	(0.4)	(481)	(0.4)
Income before income taxes	5,660	3.9	9,218	6.6
Income tax expense	1,354	1.0	2,656	1.9
Net income	$4,306	2.9%	$6,562	4.7%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q2 Form 10‑Q for information on our acquisition of Geneva in January 2020.

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020

Net sales. Net sales increased 5.5% to $73.8 million for the second quarter of 2021 compared to $70.0 million for the second quarter of 2020 and increased 5.2% to $146.1 million for the first six months of 2021 compared to $138.9 million for the first six months of 2020. These increases were primarily due to higher shipments from the Geneva operations acquired in January 2020, which contributed $15.0 million and $12.4 million in net sales during the second quarter of 2021 and 2020, respectively, and $27.3 million and $20.4 million in net sales during the first six months of 2021 and 2020, respectively. Net sales were relatively consistent at our steel pipe facilities for the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit decreased 26.4% to $9.5 million (12.9% of Net sales) for the second quarter of 2021 compared to $13.0 million (18.5% of Net sales) for the second quarter of 2020 and decreased 18.7% to $18.3 million (12.5% of Net sales) for the first six months of 2021 compared to $22.5 million (16.2% of Net sales) for the first six months of 2020. The decrease was primarily due to the combination of changes in product mix and pressure on project pricing realized at our steel pipe facilities, partially offset by increased gross profit on higher precast concrete revenues. Gross profit included $1.8 million and $1.4 million of business interruption insurance recovery (net of incremental production costs) resulting from the fire at our Saginaw facility in April 2019 in the second quarter of 2020 and the first six months of 2020, respectively, as well as $0.3 million in acquisition-related inventory charges in the first six months of 2020.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 13.5% to $6.3 million (8.6% of Net sales) for the second quarter of 2021 compared to $5.6 million (8.0% of Net sales) for the second quarter of 2020 and decreased 10.1% to $12.2 million (8.3% of Net sales) for the first six months of 2021 compared to $13.5 million (9.7% of Net sales) for the second quarter of 2020. The increase for the second quarter of 2021 compared to the second quarter of 2020 was due to $0.5 million in higher compensation-related expense, $0.1 million in higher professional and other fees, and $0.1 million in higher travel costs. The decrease for the first six months of 2021 compared to the first six months of 2020 was primarily due to $2.6 million in lower acquisition-related transaction costs incurred as a result of the addition of Geneva in January 2020, partially offset by $0.8 million in higher compensation-related expense and $0.3 million in higher professional and other fees.

Income taxes. Income tax expense was $0.8 million in the second quarter of 2021 (an effective income tax rate of 26.1%) compared to $2.2 million in the second quarter of 2020 (an effective income tax rate of 26.7%) and was $1.4 million in the first six months of 2021 (an effective income tax rate of 23.9%) compared to $2.7 million in the first six months of 2020 (an effective income tax rate of 28.8%). Our estimated effective income tax rate for the second quarter of 2021 approximates the statutory rate, while our estimated effective income tax rate for the first six months of 2021 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards in the first quarter of 2021. Our estimated effective income tax rate for the second quarter of 2020 approximates the statutory rate, while our estimated effective income tax rate for the first six months of 2020 was primarily impacted by costs associated with the acquisition of Geneva that are expected to be non-deductible for tax purposes. Our estimated effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and revolving loans. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, and debt service. Information regarding our cash flows for the six months ended June 30, 2021 and 2020 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2021 Q2 Form 10‑Q, and are further discussed below.

As we cannot predict the duration or scope of the COVID‑19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of June 30, 2021, our working capital (current assets minus current liabilities) was $146.0 million compared to $146.1 million as of December 31, 2020. Cash and cash equivalents totaled $23.2 million and $37.9 million as of June 30, 2021 and December 31, 2020, respectively. The decrease is primarily attributable to the repayment of long-term debt in the first six months of 2021.

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

As of June 30, 2021, we had no outstanding revolving or swingline loan borrowings, $33.0 million of operating lease liabilities, and $1.9 million of finance lease liabilities.

Net cash provided by operating activities in the first six months of 2021 was $5.1 million compared to $28.8 million in the first six months of 2020. Net income, adjusted for non-cash items, generated $12.9 million of operating cash flow in the first six months of 2021 compared to $17.0 million in the first six months of 2020. The net change in working capital resulted in an increase (decrease) to net cash provided by operations of $(7.8) million in the first six months of 2021 compared to $11.8 million in the first six months of 2020.

Net cash used in investing activities in the first six months of 2021 was $4.7 million compared to $54.7 million in the first six months of 2020. Capital expenditures were $4.8 million in the first six months of 2021 compared to $6.5 million in the first six months of 2020, which was primarily for standard capital replacement. We currently expect capital expenditures in 2021 to be approximately $12 million to $14 million primarily for standard capital replacement. Net cash used in investing activities in the first six months of 2020 includes the acquisition of Geneva of $48.7 million, net of cash acquired.

Net cash provided by (used in) financing activities in the first six months of 2021 was $(15.1) million compared to $14.1 million in the first six months of 2020. Net borrowings (repayments) on long-term debt were $(13.8) million in the first six months of 2021, compared to $15.4 million in the first six months of 2020 primarily related to financing a portion of the acquisition of Geneva. Tax withholdings related to net share settlements of restricted stock and performance share awards were $(1.2) million in the first six months of 2021, compared to $(0.6) million in the first six months of 2020.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the Credit Agreement will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding.

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2021 Q2 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2020 Form 10‑K.

Line of Credit (Revolving and Swingline Loan)

The Credit Agreement (the “Credit Agreement”) dated June 30, 2021 with Wells Fargo Bank, National Association, as administrative agent (“Wells Fargo”) and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $100 million, with an option for us to increase that amount by $25 million, subject to the provisions of the Credit Agreement. The Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of June 30, 2021, under the Credit Agreement, we had $1.6 million of outstanding letters of credit and no revolving or swingline loan borrowings. As of June 30, 2021, we had additional borrowing capacity of approximately $98 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Revolving loans under the Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Credit Agreement including certain London Interbank Offered Rate (“LIBOR”) transition provisions, either: (i) Base Rate (as defined in the Credit Agreement) plus the Applicable Margin; (ii) LIBOR plus the Applicable Margin; or (iii) the daily one month LIBOR plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.25%, depending on our Senior Leverage Ratio (as defined in the Credit Agreement). Interest on outstanding revolving loans is payable quarterly. As of June 30, 2021 and December 31, 2020, the weighted-average interest rate for outstanding revolving loan borrowings was 1.63% and 1.73%, respectively. Swingline loans under the Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement). Such fee is payable quarterly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of June 30, 2021 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. Beginning the fiscal month end July 31, 2021, the Credit Agreement requires us to regularly provide financial information to Wells Fargo. Beginning the fiscal quarter end September 30, 2021, the Credit Agreement also requires us to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions), a consolidated fixed charge coverage ratio no less than 1.25 to 1.00, and a minimum consolidated earnings before interest, taxes, depreciation, and amortization of at least $25 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q2 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2021 Q2 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2021 as compared to the critical accounting estimates disclosed in our 2020 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2021, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q2 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2021 Q2 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2020 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2020 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2021 Q2 Form 10‑Q are listed below:

Exhibit Number	Description

10.1

Change in Control Agreement between Northwest Pipe Company and Miles Brittain dated June 10, 2021, incorporated by reference to the Company’s Current Report on Form 8‑K/A, as filed with the Securities and Exchange Commission on June 11, 2021*

10.2

Credit Agreement dated June 30, 2021 by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Northwest Pipe Company, NWPC, LLC, and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.3

Guaranty and Security Agreement dated June 30, 2021 among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8 K, as filed with the Securities and Exchange Commission on July 7, 2021

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

Dated: August 5, 2021

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)