Form 10-Q
period 2021-09-30
NORTHWEST PIPE CO
filed 2021-11-09
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2021 was 9,870,567 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$84,643	$77,632	$230,766	$216,526
Cost of sales	72,280	62,013	200,090	178,370
Gross profit	12,363	15,619	30,676	38,156
Selling, general, and administrative expense	5,562	5,656	17,729	19,185
Operating income	6,801	9,963	12,947	18,971
Other income	171	157	260	815
Interest income	-	16	-	49
Interest expense	(112)	(238)	(687)	(719)
Income before income taxes	6,860	9,898	12,520	19,116
Income tax expense	1,914	2,631	3,268	5,287
Net income	$4,946	$7,267	$9,252	$13,829

Net income per share:
Basic	$0.50	$0.74	$0.94	$1.41
Diluted	$0.50	$0.73	$0.93	$1.40

Shares used in per share calculations:
Basic	9,871	9,802	9,849	9,782
Diluted	9,921	9,861	9,918	9,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$4,946	$7,267	$9,252	$13,829

Other comprehensive income (loss), net of tax:
Pension liability adjustment	29	25	87	74
Unrealized gain (loss) on cash flow hedges	25	19	73	(57)
Other comprehensive income, net of tax	54	44	160	17
Comprehensive income	$5,000	$7,311	$9,412	$13,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,188	$37,927
Trade and other receivables, less allowance for doubtful accounts of $534 and $767	38,885	42,680
Contract assets	111,239	76,985
Inventories	43,042	29,177
Prepaid expenses and other	1,915	5,194
Total current assets	198,269	191,963
Property and equipment, less accumulated depreciation and amortization of $104,152 and $96,684	111,157	110,184
Operating lease right-of-use assets	32,769	30,813
Goodwill	22,985	22,985
Intangible assets, net	9,571	10,518
Other assets	6,216	6,552
Total assets	$380,967	$373,015

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$7,701
Accounts payable	20,148	12,993
Accrued liabilities	17,406	16,814
Contract liabilities	5,388	6,189
Current portion of operating lease liabilities	2,401	2,204
Total current liabilities	45,343	45,901
Borrowings on line of credit	2,153	-
Long-term debt	-	5,888
Operating lease liabilities	30,004	27,911
Deferred income taxes	12,391	12,481
Other long-term liabilities	10,767	11,208
Total liabilities	100,658	103,389

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,870,567 and 9,805,437 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	99	98
Additional paid-in-capital	124,283	123,013
Retained earnings	157,633	148,381
Accumulated other comprehensive loss	(1,706)	(1,866)
Total stockholders’ equity	280,309	269,626
Total liabilities and stockholders’ equity	$380,967	$373,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2021	9,870,567	$99	$123,686	$152,687	$(1,760)	$274,712
Net income	-	-	-	4,946	-	4,946
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on cash flow hedges, net of tax expense of $8	-	-	-	-	25	25
Share-based compensation expense	-	-	597	-	-	597
Balances, September 30, 2021	9,870,567	$99	$124,283	$157,633	$(1,706)	$280,309

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, June 30, 2020	9,800,810	$98	$121,358	$135,893	$(1,841)	$255,508
Net income	-	-	-	7,267	-	7,267
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	25	25
Unrealized gain on cash flow hedges, net of tax expense of $6	-	-	-	-	19	19
Issuance of common stock under stock compensation plans	4,627	-	-	-	-	-
Share-based compensation expense	-	-	873	-	-	873
Balances, September 30, 2020	9,805,437	$98	$122,231	$143,160	$(1,797)	$263,692

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	9,252	-	9,252
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	87	87
Unrealized gain on cash flow hedges, net of tax expense of $21	-	-	-	-	73	73
Issuance of common stock under stock compensation plans	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	2,437	-	-	2,437
Balances, September 30, 2021	9,870,567	$99	$124,283	$157,633	$(1,706)	$280,309

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	13,829	-	13,829
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	74	74
Unrealized loss on cash flow hedges, net of tax benefit of $23	-	-	-	-	(57)	(57)
Issuance of common stock under stock compensation plans	58,458	1	(619)	-	-	(618)
Share-based compensation expense	-	-	2,306	-	-	2,306
Balances, September 30, 2020	9,805,437	$98	$122,231	$143,160	$(1,797)	$263,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$9,252	$13,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	8,358	9,332
Amortization of intangible assets	947	1,607
Deferred income taxes	(89)	5,025
Gain on insurance proceeds	-	(1,147)
Share-based compensation expense	2,437	2,306
Other, net	106	869
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	3,181	(354)
Contract assets, net	(35,055)	8,298
Inventories	(13,813)	4,382
Prepaid expenses and other assets	6,383	3,787
Accounts payable	6,725	(3,343)
Accrued and other liabilities	(2,057)	(1,201)
Net cash provided by (used in) operating activities	(13,625)	43,390
Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(48,728)
Purchases of property and equipment	(8,126)	(9,787)
Purchases of intangible assets	-	(327)
Proceeds from insurance	-	1,637
Other investing activities	304	-
Net cash used in investing activities	(7,822)	(57,205)
Cash flows from financing activities:
Borrowings on line of credit	4,720	41,377
Repayments on line of credit	(2,567)	(41,377)
Borrowings on long-term debt	-	15,879
Payments on long-term debt	(13,762)	(1,323)
Payments of debt issuance costs	(220)	(461)
Payments on finance lease obligations	(297)	(313)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,166)	(618)
Net cash provided by (used in) financing activities	(13,292)	13,164
Change in cash and cash equivalents	(34,739)	(651)
Cash and cash equivalents, beginning of period	37,927	31,014
Cash and cash equivalents, end of period	$3,188	$30,363

Noncash investing and financing activities:
Accrued property and equipment purchases	$756	$876
Right-of-use assets obtained in exchange for operating lease liabilities	$4,669	$4,471
Right-of-use assets obtained in exchange for finance lease liabilities	$855	$-

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2021, particularly in light of the coronavirus disease 2019 pandemic and its effects on the domestic and global economies.

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

Goodwill arose from the acquisition of an assembled workforce, expansion of product offerings, and management’s industry know-how. The goodwill was not deductible for tax purposes.

The Company incurred transaction costs associated with this acquisition of approximately $0 and $2.6 million during the three and nine months ended September 30, 2020, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of Geneva had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

Net sales	$77,632	$220,115
Net income	7,589	16,344

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

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020

Raw materials	$35,245	$20,631
Work-in-process	932	1,416
Finished goods	5,018	5,489
Supplies	1,847	1,641
Total inventories	$43,042	$29,177

4.	Credit Agreement

On June 30, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”) that provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $100 million, with an option for the Company to increase that amount by $25 million, subject to the provisions of the Credit Agreement. The Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. The Company may prepay outstanding amounts in its discretion without penalty at any time, subject to applicable notice requirements. In conjunction with entering into the Credit Agreement, also effective June 30, 2021, the Company terminated the Credit Agreement with Wells Fargo dated October 25, 2018, as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (together, the “Former Credit Agreement”), and all outstanding debt under the Former Credit Agreement, including long-term debt, was repaid.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions), a consolidated fixed charge coverage ratio no less than 1.25 to 1.00, and a minimum consolidated earnings before interest, taxes, depreciation, and amortization of at least $25 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company was in compliance with its financial covenants as of September 30, 2021.

The Company's obligations under the Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Line of Credit (Revolving and Swingline Loans)

As of September 30, 2021 under the Credit Agreement, the Company had $2.2 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $96 million. As of December 31, 2020 under the Former Credit Agreement, the Company had no outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit. Revolving loans under the Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Credit Agreement including certain London Interbank Offered Rate (“LIBOR”) transition provisions, either: (i) Base Rate (as defined in the Credit Agreement) plus the Applicable Margin; (ii) LIBOR plus the Applicable Margin; or (iii) the daily one month LIBOR plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.25%, depending on the Company’s Senior Leverage Ratio (as defined in the Credit Agreement). Interest on outstanding revolving loans is payable quarterly. Swingline loans under the Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of September 30, 2021 and December 31, 2020, the weighted-average interest rate for outstanding borrowings was 1.84% and 1.73%, respectively. The Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Credit Agreement). Such fee is payable quarterly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2021
Financial assets:
Deferred compensation plan	$4,427	$3,733	$694	$-
Foreign currency forward contracts	37	-	37	-
Total financial assets	$4,464	$3,733	$731	$-

Financial liabilities:
Foreign currency forward contracts	$(508)	$-	$(508)	$-

As of December 31, 2020
Financial assets:
Deferred compensation plan	$4,717	$3,884	$833	$-

Financial liabilities:
Foreign currency forward contracts	$(1,150)	$-	$(1,150)	$-

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

As of September 30, 2021 and December 31, 2020, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $7.5 million (CAD$9.5 million) and $15.3 million (CAD$19.5 million), respectively. As of September 30, 2021, the Company’s foreign currency forward contracts mature at various dates through September 2022 and are subject to an enforceable master netting arrangement.

As of September 30, 2021 and December 31, 2020, all foreign currency forward contracts were designated as cash flow hedges. Gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were $0.1 million and approximately $0 for the three and nine months ended September 30, 2021, respectively, and $(0.2) million and approximately $0 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was approximately $0. Typically, outstanding foreign currency forward contract balances in Accumulated other comprehensive loss are expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of sales	$202	$255	$685	$576
Selling, general, and administrative expense	395	618	1,752	1,730
Total	$597	$873	$2,437	$2,306

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

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2020	129,572	$25.86
RSUs and PSAs granted	90,368	33.30
RSUs and PSAs vested (2)	(58,809)	25.53
Unvested RSUs and PSAs as of September 30, 2021	161,131	30.26

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2021, the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage based on the performance-based conditions achieved. The payout percentage was 126% for the 2019-2020 performance period and 200% for the 2020 performance period.

The unvested balance of RSUs and PSAs as of September 30, 2021 includes approximately 116,000 PSAs. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

As of September 30, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Awards

For the nine months ended September 30, 2021 and 2020, stock awards of 12,606 shares and 17,442 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $30.94 in 2021 and $25.81 in 2020.

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

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of September 30, 2021. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase in revenue of approximately $0 and $2.1 million for the three and nine months ended September 30, 2021, respectively, and $0.9 million and $1.1 million for the three and nine months ended September 30, 2020, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Over time	$69,439	$65,077	$188,244	$183,604
Point in time	15,204	12,555	42,522	32,922
Net sales	$84,643	$77,632	$230,766	$216,526

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $1.5 million and $6.2 million during the three and nine months ended September 30, 2021, respectively, and $3.9 million and $11.2 million during the three and nine months ended September 30, 2020, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time. As of September 30, 2021, backlog was approximately $191 million. The Company expects to recognize approximately 33% of the remaining performance obligations in 2021, 53% in 2022, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2017.

The Company recorded income tax expense at an estimated effective income tax rate of 27.9% and 26.1% for the three and nine months ended September 30, 2021, respectively, and 26.6% and 27.7% for the three and nine months ended September 30, 2020, respectively. The Company’s estimated effective income tax rates for the three and nine months ended September 30, 2021 were primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rates for the three and nine months ended September 30, 2020 were primarily impacted by costs associated with the acquisition of Geneva that were non-deductible for tax purposes.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$4,946	$7,267	$9,252	$13,829

Basic weighted-average common shares outstanding	9,871	9,802	9,849	9,782
Effect of potentially dilutive common shares (1)	50	59	69	69
Diluted weighted-average common shares outstanding	9,921	9,861	9,918	9,851

Net income per common share:
Basic	$0.50	$0.74	$0.94	$1.41
Diluted	$0.50	$0.73	$0.93	$1.40

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 77,000 for the three months ended September 30, 2021. There were no antidilutive shares for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

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

13.	Subsequent Events

Business Combination

On October 5, 2021, the Company completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) for a purchase price of approximately $87.4 million, net of cash acquired, and subject to a post-closing adjustment based on changes in net working capital. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations have continued at ParkUSA’s three Texas manufacturing facilities located in San Antonio, Houston, and Ferris. The Company incurred transaction costs associated with this acquisition of $0.6 million and $0.8 million during the three and nine months ended September 30, 2021. These costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Therefore, it is impracticable for the Company to provide the major classes of assets acquired and liabilities assumed and the pro forma results of operations related to this acquisition.

Credit Agreement

On October 22, 2021, the Company and its wholly-owned subsidiaries NWPC, LLC, Geneva Pipe and Precast Company, and ParkUSA, along with certain of the Company’s other wholly-owned subsidiaries, entered into an Incremental Amendment (“Incremental Amendment”) with Wells Fargo, as administrative agent and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo, to exercise the option to increase the aggregate amount available under the Credit Agreement by $25 million. The Credit Agreement, as amended by the Incremental Amendment (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million. As of October 22, 2021, the Company had $87.2 million in outstanding revolving loan borrowings under the Amended Credit Agreement, and additional borrowing capacity of approximately $36 million. The Amended Credit Agreement provides for the inclusion of historic earnings from ParkUSA in the consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) calculation and revises the Company’s covenant by increasing the minimum consolidated EBITDA that must be maintained to $31.5 million for the four consecutive fiscal quarters most recently ended, starting with the fourth quarter of 2021. In addition, the Amended Credit Agreement removes the covenant to maintain a minimum consolidated fixed charge coverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2021 (“2021 Q3 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

•

our ability to effectively integrate Park Environmental Equipment, LLC (“ParkUSA”), Geneva Pipe and Precast Company (“Geneva”), and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

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

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2021 Q3 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

On October 5, 2021, we completed the acquisition of 100% of Park Environmental Equipment, LLC for a purchase price of approximately $87.4 million, net of cash acquired, and subject to a post-closing adjustment based on changes in net working capital. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations have continued at ParkUSA’s three Texas manufacturing facilities located in San Antonio, Houston, and Ferris. The financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations is that of Northwest Pipe Company prior to the acquisition of ParkUSA because the acquisition was completed after the period covered by the financial statements included in our 2021 Q3 Form 10‑Q. Accordingly, the historical information included in our 2021 Q3 Form 10‑Q, unless otherwise indicated, is that of Northwest Pipe Company prior to this acquisition.

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

Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales of steel pipe products, and changes in our selling prices often correlate directly to changes in steel costs. Recently, steel markets have become extremely volatile, and the cost of steel introduced into the manufacturing process increased 49% in the first nine months of 2021 compared to the first nine months of 2020. Due to production and delivery lead times for steel, these costs in the first nine months of 2021 were not indicative of current market prices, and we expect continued challenges procuring steel, including extended lead times to receive the raw material in addition to higher costs.

Impact of the COVID‑19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID‑19 a pandemic. We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, and offering remote working environments for certain employees. While the COVID‑19 pandemic has not had a direct material adverse effect on our reported results for the first nine months of 2021, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID‑19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Beginning in the second quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID‑19, as well as an easing of restrictions on individual, business, and government activities. The easing of restrictions and the existence of variant strains of COVID‑19 may lead to a rise in infections, which could result in the reinstatement of some of the restrictions previously in place. Recently, the United States Department of Labor’s Occupational Health and Safety Administration issued an emergency temporary standard requiring employers with more than 100 employees to establish, implement, and enforce a mandatory COVID‑19 vaccination policy or testing protocols, among other requirements, to minimize the risk of COVID‑19 transmission in the workplace. Implementation of this standard could have an adverse effect on our workforce, labor relations, and operations. The impacts on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total Net sales.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	$	% of Net Sales	$	% of Net Sales

Net sales	$84,643	100.0%	$77,632	100.0%
Cost of sales	72,280	85.4	62,013	79.9
Gross profit	12,363	14.6	15,619	20.1
Selling, general, and administrative expense	5,562	6.6	5,656	7.3
Operating income	6,801	8.0	9,963	12.8
Other income	171	0.2	157	0.2
Interest income	-	-	16	-
Interest expense	(112)	(0.1)	(238)	(0.3)
Income before income taxes	6,860	8.1	9,898	12.7
Income tax expense	1,914	2.3	2,631	3.3
Net income	$4,946	5.8%	$7,267	9.4%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	$	% of Net Sales	$	% of Net Sales

Net sales	$230,766	100.0%	$216,526	100.0%
Cost of sales	200,090	86.7	178,370	82.4
Gross profit	30,676	13.3	38,156	17.6
Selling, general, and administrative expense	17,729	7.7	19,185	8.8
Operating income	12,947	5.6	18,971	8.8
Other income	260	0.1	815	0.3
Interest income	-	-	49	-
Interest expense	(687)	(0.3)	(719)	(0.3)
Income before income taxes	12,520	5.4	19,116	8.8
Income tax expense	3,268	1.4	5,287	2.4
Net income	$9,252	4.0%	$13,829	6.4%

We have one operating segment, Water Infrastructure, which produces high-quality engineered steel water pipe, precast and reinforced concrete products, Permalok® steel casing pipe, bar-wrapped concrete cylinder pipe, as well as linings, coatings, joints, fittings, and specialized components. These products are primarily used in water infrastructure including water transmission, water and wastewater plant piping, structural stormwater and sewer systems, trenchless technology, and pipeline rehabilitation. See Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q3 Form 10‑Q for information on our acquisition of Geneva in January 2020.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Net sales. Net sales increased 9.0% to $84.6 million for the third quarter of 2021 compared to $77.6 million for the third quarter of 2020 and increased 6.6% to $230.8 million for the first nine months of 2021 compared to $216.5 million for the first nine months of 2020. These increases were due to both higher pricing and shipments of precast concrete products, which contributed $2.6 million and $9.6 million to the increase in net sales during the third quarter and first nine months of 2021, respectively, as well as increases in net sales at our steel pipe facilities. The 7% increase in net sales at our steel pipe facilities for the third quarter of 2021 compared to the third quarter of 2020 was attributable to a 17% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 9% decrease in tons produced resulting from changes in project timing. The 3% increase in net sales at our steel pipe facilities for the first nine months of 2021 compared to the first nine months of 2020 was attributable to a 7% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 4% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Gross profit. Gross profit decreased 20.8% to $12.4 million (14.6% of Net sales) for the third quarter of 2021 compared to $15.6 million (20.1% of Net sales) for the third quarter of 2020 and decreased 19.6% to $30.7 million (13.3% of Net sales) for the first nine months of 2021 compared to $38.2 million (17.6% of Net sales) for the first nine months of 2020. The decrease was primarily due to the combination of changes in product mix and pressure on project pricing realized at our steel pipe facilities, partially offset by increased gross profit on higher precast concrete revenues. Gross profit in the first nine months of 2020 included $1.4 million of business interruption insurance recovery (net of incremental production costs) resulting from the fire at our Saginaw facility in April 2019, as well as $0.3 million in acquisition-related inventory charges.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 1.7% to $5.6 million (6.6% of Net sales) for the third quarter of 2021 compared to $5.7 million (7.3% of Net sales) for the third quarter of 2020 and decreased 7.6% to $17.7 million (7.7% of Net sales) for the first nine months of 2021 compared to $19.2 million (8.8% of Net sales) for the first nine months of 2020. The decrease for the third quarter of 2021 compared to the third quarter of 2020 was due to $0.6 million in lower compensation-related expense and $0.2 million in lower professional fees, partially offset by $0.6 million in higher acquisition-related transaction costs related to the ParkUSA acquisition which was completed in October 2021 and $0.1 million in higher travel costs. The decrease for the first nine months of 2021 compared to the first nine months of 2020 was primarily due to $1.8 million in lower acquisition-related transaction costs.

Income taxes. Income tax expense was $1.9 million in the third quarter of 2021 (an effective income tax rate of 27.9%) compared to $2.6 million in the third quarter of 2020 (an effective income tax rate of 26.6%) and was $3.3 million in the first nine months of 2021 (an effective income tax rate of 26.1%) compared to $5.3 million in the first nine months of 2020 (an effective income tax rate of 27.7%). Our estimated effective income tax rates for the third quarter of 2021 and the first nine months of 2021 were primarily impacted by non-deductible permanent differences. Our estimated effective income tax rates for the third quarter of 2020 and the first nine months of 2020 were primarily impacted by costs associated with the acquisition of Geneva that were non-deductible for tax purposes. Our estimated effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our line of credit. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, acquisitions, and debt service. Information regarding our cash flows for the nine months ended September 30, 2021 and 2020 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2021 Q3 Form 10‑Q, and are further discussed below.

As we cannot predict the duration or scope of the COVID‑19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of September 30, 2021, our working capital (current assets minus current liabilities) was $152.9 million compared to $146.1 million as of December 31, 2020. Cash and cash equivalents totaled $3.2 million and $37.9 million as of September 30, 2021 and December 31, 2020, respectively. The decrease is primarily attributable to the repayment of long-term debt and changes in working capital in the first nine months of 2021.

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

As of September 30, 2021, we had $2.2 million of outstanding revolving loan borrowings, $32.4 million of operating lease liabilities, and $2.3 million of finance lease liabilities.

Net cash provided by (used in) operating activities in the first nine months of 2021 was $(13.6) million compared to $43.4 million in the first nine months of 2020. Net income, adjusted for non-cash items, generated $21.0 million of operating cash flow in the first nine months of 2021 compared to $31.8 million in the first nine months of 2020. The net change in working capital resulted in an increase (decrease) to net cash provided by operations of $(34.6) million in the first nine months of 2021 compared to $11.6 million in the first nine months of 2020.

Net cash used in investing activities in the first nine months of 2021 was $7.8 million compared to $57.2 million in the first nine months of 2020. Capital expenditures were $8.1 million in the first nine months of 2021 compared to $9.8 million in the first nine months of 2020, which was primarily for standard capital replacement. We currently expect capital expenditures in 2021 to be approximately $11 million to $12 million primarily for standard capital replacement. Net cash used in investing activities in the first nine months of 2020 includes the acquisition of Geneva for $48.7 million, net of cash acquired, and insurance proceeds of $1.4 million related to the fire at our Saginaw facility.

Net cash provided by (used in) financing activities in the first nine months of 2021 was $(13.3) million compared to $13.2 million in the first nine months of 2020. Net borrowings on line of credit were $2.2 million in the first nine months of 2021 compared to $0 in the first nine months of 2020. Net borrowings (repayments) on long-term debt were $(13.8) million in the first nine months of 2021 compared to $14.6 million in the first nine months of 2020, primarily related to financing a portion of the acquisition of Geneva. Tax withholdings related to net share settlements of restricted stock and performance share awards were $(1.2) million in the first nine months of 2021 compared to $(0.6) million in the first nine months of 2020.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and amounts available under the line of credit will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired ParkUSA in October 2021 which was funded primarily by borrowings on the line of credit.

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2021 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2020 Form 10‑K.

Credit Agreement

The Credit Agreement (the “Credit Agreement”) dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22,2021 (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of September 30, 2021 under the Credit Agreement, we had $2.2 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $96 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit availability to support our operations for at least the next twelve months.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement including certain London Interbank Offered Rate (“LIBOR”) transition provisions, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) LIBOR plus the Applicable Margin; or (iii) the daily one month LIBOR plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.25%, depending on our Senior Leverage Ratio (as defined in the Amended Credit Agreement). Interest on outstanding revolving loans is payable quarterly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable quarterly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of September 30, 2021 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions), a consolidated fixed charge coverage ratio no less than 1.25 to 1.00, and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of at least $25 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. We were in compliance with all financial covenants as of September 30, 2021.

The Amended Credit Agreement provides for the inclusion of historic earnings from ParkUSA, which we acquired on October 5, 2021, in the consolidated EBITDA calculation, and revises our covenant by increasing the minimum consolidated EBITDA that must be maintained to $31.5 million for the four consecutive fiscal quarters most recently ended, starting with the fourth quarter of 2021. In addition, the Amended Credit Agreement removes the covenant to maintain a minimum consolidated fixed charge coverage ratio. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q3 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2021 Q3 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2021 as compared to the critical accounting estimates disclosed in our 2020 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2021, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2021 Q3 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2021 Q3 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2020 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2020 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2021 Q3 Form 10‑Q are listed below:

Exhibit Number	Description

2.1

Membership Interest Purchase Agreement dated as of October 5, 2021 by and among Northwest Pipe Company, EBSR, LLC, the equity holders of EBSR, LLC, and Park Environmental Equipment, LLC, incorporated by reference to the Company’s Current Report on Form 8 K, as filed with the Securities and Exchange Commission on October 5, 2021

10.1

Credit Agreement dated June 30, 2021 by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Northwest Pipe Company, NWPC, LLC, and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.2

Guaranty and Security Agreement dated June 30, 2021 among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.3	Incremental Amendment dated October 22, 2021 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company's Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 28, 2021

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2021

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)