Form 10-K
period 2021-12-31
NORTHWEST PIPE CO
filed 2022-03-16
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Registrant’s telephone number, including area code: 360‑397‑6250

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $241,811,384 as of June 30, 2021 based upon the last sales price as reported by the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of March 4, 2022 was 9,882,733 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10‑K by reference certain portions of its 2020 Form 10‑K, which was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2021, and its Proxy Statement for its 2022 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2021 ANNUAL REPORT ON FORM 10‑K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K for the year ended December 31, 2021 (“2021 Form 10‑K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

•	impacts of recent U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in the Ukraine and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and natural disasters;
•	impacts of pandemics, epidemics, or other public health emergencies, such as coronavirus disease 2019 (“COVID‑19”); and
•	other risks discussed in Part I — Item 1A. “Risk Factors” of this 2021 Form 10‑K and from time to time in our other SEC filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2021 Form 10‑K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2021 Form 10‑K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

Overview

Northwest Pipe Company is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we manufacture high-quality precast and reinforced concrete products; water, wastewater, and stormwater equipment; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to quality and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

Recent Strategic Actions

On October 5, 2021, we completed the acquisition of 100% of Park Environmental Equipment, LLC for a purchase price of approximately $88.4 million in cash, subject to a post-closing adjustment based on changes in net working capital. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations continue with ParkUSA’s previous management and workforce at its three Texas manufacturing facilities. This strategic acquisition provides a foothold into the water infrastructure technology market. Operations employ similar capabilities to our existing facilities and, looking forward, we intend to expand production of ParkUSA’s products to our other facilities.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million in cash. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations continue with Geneva’s previous management and workforce at its three Utah manufacturing facilities.

Impact of the COVID‑19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID‑19 a pandemic. We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, staggering employee schedules, offering remote working environments for certain employees, encouraging vaccination, and guiding employees on preemptive measures as outlined by the Center for Disease Control (“CDC”). While the COVID‑19 pandemic did cause indirect financial impacts associated with project bidding, execution, and delivery delays during the year ended December 31, 2021, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID‑19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Beginning in the second quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID‑19, as well as an easing of restrictions on individual, business, and government activities. The easing of restrictions and the existence of variant strains of COVID‑19 may lead to a rise in infections, which could result in the reinstatement of some of the restrictions previously in place. The impacts on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business.

Our Segments

Effective in the fourth quarter of 2021, as a result of the acquisition of ParkUSA, we revised our historical one segment position and identified the new operating segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”), to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources.

Engineered Steel Pressure Pipe (SPP). SPP manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, SPP makes products for industrial plant piping systems and certain structural applications. SPP has manufacturing facilities located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

Precast Infrastructure and Engineered Systems (Precast). Precast manufactures high-quality precast and reinforced concrete products, including manholes, box culverts, vaults, catch basins, oil water separators, pump lift stations, biofiltration, and other environmental and engineered solutions. Precast has manufacturing facilities located in Houston, Texas; Orem, Utah; Dallas, Texas; Salt Lake City, Utah; San Antonio, Texas; and St. George, Utah.

Our Industries

Much of the United States water infrastructure is antiquated and many authorities, including the United States Environmental Protection Agency (“EPA”), believe the United States water infrastructure is in critical need of update, repair, or replacement. A combination of new population centers, rising demand on developed water sources, substantial underinvestment in water infrastructure over the past several decades, drought conditions, climate change, and increasingly stringent regulatory policies are driving demand for water infrastructure projects in the United States. These trends are intensifying the need for new water infrastructure as well as the need to upgrade, repair, and replace existing water infrastructure. While we believe this offers the potential for increased demand for our water infrastructure products and other products related to water transmission, budgetary pressures could impact governmental and public water agency projects in the near-term.

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The Water Resources Development Act, which was included in the Water Infrastructure Improvements for the Nation Act signed by the President of the United States in December 2016, authorizes new infrastructure projects around the country and contains substantive provisions in regards to drinking water infrastructure. The Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act), signed into law in November 2021, will invest $55 billion to expand access to clean drinking water for households, businesses, schools, and child care centers all across the country. According to its 2020 Annual Report, the EPA’s Water Infrastructure Finance and Innovation Act program, which provides credit assistance for water infrastructure projects, closed 27 loans totaling over $4 billion in 2020.

In addition to the Federal initiatives, individual states are also taking action. In November 2013, the State of Texas earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (SWIFT). This program provides low-interest and deferred loans to state agencies making approved investments in water infrastructure projects. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act which authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced water treatment technology, water supply management and conveyance, wastewater treatment, drought relief, emergency water supplies, and ecosystem and watershed protection and restoration. Our strategically located manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Engineered Steel Pressure Pipe. In its 2015 Drinking Water Infrastructure Needs Survey and Assessment released in March 2018, the EPA estimated the nation will need to spend $473 billion in infrastructure investments by 2034 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (“ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their 2021 Infrastructure Report Card for Drinking Water. In its Failure to Act: Closing the Infrastructure Investment Gap for America’s Economic Future study published in 2016, the ASCE concludes that significant portions of many municipal water systems are 40 to 50 years old and are nearing the end of their useful lives, and estimates there will be $150 billion in capital investment needs for water and wastewater infrastructure by 2025, and $204 billion in capital investment needs by 2040. The American Water Works Association concluded in their 2012 report, Buried No Longer: Confronting America’s Water Infrastructure Challenge, that from 2011 to 2035 more than $1 trillion will be needed to repair and expand drinking water infrastructure.

According to the United States Census Bureau, the population of the United States will increase by approximately 54 million people between 2022 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Climate change may be a cause for the drought conditions in some regions of the country and are increasing the demand for new infrastructure. The 2022 Dodge Construction Outlook forecasts U.S. public works construction starts in 2022 will advance 5% from 2021 levels.

As water systems degrade over time and cause failures, many current water supply sources are in danger of being exhausted. Much of the drinking water infrastructure in major cities was built in the mid-20th century with a lifespan of 75 to 100 years. In its 2021 Infrastructure Report Card for Drinking Water, the ASCE estimates there are 250,000 to 300,000 water main breaks per year in the United States, wasting over 2.1 trillion gallons of treated drinking water. The ASCE also reports that with utilities averaging a pipe replacement rate of 1.0% to 4.8% per year, the replacement rate now matches the lifecycle of the pipes. These aging water and wastewater systems will drive demand for future investment.

The Drinking Water State Revolving Loan Fund, a federal-state partnership and financial assistance program to help water systems and states achieve the health protection objectives of the Safe Drinking Water Act, funded $6.1 billion in Intended Use Plans during the 2019-2020 fiscal year, according to Bluefield Research’s July 2020 Data Insight State Revolving Funds: Breaking Down Project Data by Requests and Distributions.

Finally, the increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness is expected to contribute to demand in the water infrastructure industry.

Our large-diameter, engineered welded steel pipeline systems are utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the total addressable market for the engineered welded steel pipeline system products sold will be approximately $1.8 billion over the next three years.

Precast Infrastructure and Engineered Systems. In its 2021 Infrastructure Report Card for Wastewater, the ASCE estimates the drinking water and wastewater pipes in the ground, with a typical lifespan expected of 50 to 100 years, are on average 45 years old. In 2020, Bluefield Research estimated that utilities throughout the country will spend more than $3 billion on wastewater pipe repairs and replacements, addressing 4,692 miles of wastewater pipeline, and this cost is projected to grow by an average of 5% annually.

In its 2021 Infrastructure Report Card for Stormwater, the ASCE states that given the recent increase in rainfall trends and urbanization in certain geographic regions, the actual capacity of a stormwater system is often less than the design standard. In addition, from 2010 to 2018 the length of impaired rivers and streams increased 39%, a key indicator of declining stormwater infrastructure condition.

Our high-quality precast and reinforced concrete products and bar-wrapped concrete cylinder pipe are typically used in non-pressure, gravity fed sewer and stormwater applications. Demand for these products is generally influenced by general economic conditions such as housing starts, population growth, and interest rates. In 2021, annual housing starts in the United States increased to 1.6 million, an increase of 15.6% from 2020, according to the United States Census Bureau.

Backlog

Engineered Steel Pressure Pipe. We measure backlog as a key metric to evaluate the commercial health of our water infrastructure steel pipe business. Backlog represents the balance of remaining performance obligations under signed contracts for water infrastructure steel pipe products for which revenue is recognized over time. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2021 and 2020, backlog was approximately $183 million and $167 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2021 and 2020, backlog including confirmed orders was approximately $290 million and $221 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

Products

Engineered Steel Pressure Pipe. Water infrastructure steel pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inches to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches or wall thicknesses exceeding 1.00 inch. Lining and coating capabilities include cement mortar, polyurethane, epoxies, polyethylene tape, and coal-tar enamel according to our customers’ project specifications. Fabrication of fittings and specials are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

We manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects.

Precast Infrastructure and Engineered Systems. We manufacture a variety of high-quality precast concrete products for water and adjacent infrastructure applications. Our precast products include reinforced concrete pipe (“RCP”), manholes, box culverts, vaults, catch basins, oil water separators, pump lift stations, lined RCP and manholes, and other precast infrastructure products.

The Geneva facilities manufacture RCP in sizes ranging from twelve inches to 96 inches in diameter and in a variety of strength classes at ASTM International and American Association of State Highway and Transportation Officials specifications which are primarily used for water transmission, sanitary sewer systems, storm drainage, and utilities fabrication. Geneva’s manholes, box culverts, vaults, and other structural products come in a variety of dimensions. Geneva’s lined products include high-density polyethylene (“HDPE”) or fiber reinforced plastic internal liners within manholes and RCP with additional corrosion protection in sanitary sewer and wastewater environments.

Under the ParkUSA brand, we manufacture pre-assembled stormwater, wastewater, and water management systems housed predominantly in precast concrete or steel housings, including water meter assemblies, break tank systems, pump lift stations, and backflow prevention systems. ParkUSA also manufactures a variety of stormwater products including catch basins, canal valves, and interceptors capable of removing sediments, trash, and oil from stormwater runoff. ParkUSA’s wastewater products protect the environment and limit pollutants from entering sewer systems including interceptors designed to neutralize and macerate foreign materials such as fats, oils, and greases in wastewater for hospitals, service stations, restaurants, and other commercial buildings. ParkUSA units are pre-assembled in a quality-controlled environment and are delivered ready to install to the job site, providing significant savings from onsite assembly.

Manufacturing and Product Development

Engineered Steel Pressure Pipe. Water infrastructure steel pipe manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxies, cement mortar, coal-tar enamel, and Pritec®. The inside of the pipe cylinders can be lined with cement mortar, polyurethane, or epoxies. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities. Completed pipes are evaluated for structural integrity with a hydrotester prior to shipment.

In October 2021, we introduced the InfraShield® Seismic Resilient Joint System, which builds upon the time-tested lap-welded bell-and-spigot joint design by adding a small projection in the steel pipe wall that effectively transfers tensile and compression forces associated with seismic events. The projection transfers force into the pipe wall without overstressing the lap-welded joint. Our patent-pending concept is based on the mechanical response of lap-welded joints and ensures that folding or stretching occurs on the spigot end of the pipe without reducing the structural strength of the joint or thinning the pipe wall.

Precast Infrastructure and Engineered Systems. Precast concrete products are manufactured using either a dry cast or wet cast concrete mix, depending on the size of the piece and the number of identical pieces to be manufactured. In the dry cast method, a concrete mix with low water content, known as zero-slump concrete, is poured into a mold and then densely compacted around the steel reinforcement using a variety of manufacturing methods. The concrete structure is immediately removed from the mold and allowed to cure in a high humidity environment to ensure proper hydration of the concrete. This method allows multiple pieces to be produced from the same mold each day and is most suitable for high volume, repetitive manufacturing. In the wet cast method, a concrete mix with relatively high water content is poured into a mold and allowed to cure in the mold, which can take from four to 16 hours. We also manufacture reinforced concrete pipe by producing a steel mesh cage, enclosing it in a form or mold, and then pouring concrete around it to produce the pipe.

In April 2021, we launched our new Perfect Pipe and Perfect Lined Manhole Systems that provide cutting-edge corrosion resistance for municipal sewer infrastructure. Perfect Pipe consists of reinforced concrete pipe with an integrated HDPE liner that is wet-cast in the pipe wall forming a corrosion-proof barrier. The pipe is ideal in direct bury, trenchless, high-loading, and high-ground water applications. Perfect Lined Manhole System integrates a monolithic base and a fiber reinforced plastic liner with HDPE protected riser sections and lid. The one-pour base eliminates cold joints and connects to nearly any plastic, clay, concrete, or fiberglass sewer pipe. These products can be used in conjunction with almost any existing system and the innovative joint design enables connection without field welds in most sizes. This translates to rapid installation and long-term savings.

Technology. Advances in technology help us produce high-quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. We own interlocking pipe joining system technologies (Permalok®) that provide an alternate joint solution used for connecting steel pipes. In addition, we are licensed to manufacture a conventional reinforced concrete pipe with a HDPE liner to protect concrete pipe from corrosion, and a lined manhole system, which integrates a precast concrete monolithic base with a plastic liner that is chemically resistant to raw sewage gases. ParkUSA also holds several patents for commercially viable products.

To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects, and vendor trials of new products. Our staff includes some of the most tenured and experienced pipe manufacturing professionals in the nation.

Intellectual Property. We own various patents, registered trademarks and trade names and applications for, or licenses in respect of the same, that relate to our various products, including a number of innovative technologies relating to water infrastructure as well as engineered systems produced by ParkUSA. We also license intellectual property for use in certain of our products from unaffiliated third parties. We believe that our patents, trademarks, and trade names are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition, or results of operations.

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

Product Liability. The manufacturing and use of our products involve a variety of risks. Certain losses may result, or be alleged to result, from defects in our products, thereby subjecting us to claims for damages including consequential damages. We generally warrant our products to be free of certain defects for one year. We maintain insurance coverage against potential product liability claims in amounts we believe to be adequate. Historically, product liability claims against us have not been material. However, there can be no assurance that product liability claims exceeding our insurance coverage will not be experienced in the future or that we will be able to maintain such insurance with adequate coverage.

Marketing

Engineered Steel Pressure Pipe. Our seven steel pipe manufacturing facilities in Oregon, California, Texas, West Virginia, Missouri, and Mexico allow us to efficiently serve customers throughout North America. The primary customers for our water infrastructure steel pipe products are installation contractors for projects funded by public water agencies. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and products, and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with public water agencies, contractors, and engineering firms, often years in advance of a project bid date. These relationships allow us to identify and evaluate planned projects at early stages, and pursue these projects by offering technical support and resources. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Precast Infrastructure and Engineered Systems. Our six precast and reinforced concrete product manufacturing facilities in Texas and Utah allow us to efficiently serve customers throughout the Intermountain West region, Texas, and surrounding states. The primary customers for our water infrastructure precast and reinforced concrete products are installation contractors for various government, residential, and industrial projects. Our marketing strategy emphasizes our product quality and variety of offerings, competitive pricing, customer service, delivery, and technical expertise. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with the customers to find the right product or solution for their specific need.

Competition

Engineered Steel Pressure Pipe. Most water infrastructure steel pipe projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, customized specifications, and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water infrastructure steel pipe manufacturing facilities in Oregon, California, Texas, West Virginia, Missouri, and Mexico, we believe we can more effectively compete throughout North America. Our primary competitors in the western United States and southwestern Canada are Imperial Pipe and West Coast Pipe. East of the Rocky Mountains, our primary competitors are Thompson Pipe Group, American SpiralWeld Pipe, and Mid America Pipe Fabricating & Supply, LLC.

No assurance can be given that new or existing competitors will not build new facilities or expand capacity within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe plant in Texas that became operational in the first half of 2021. New or expanded facilities or new competitors could have a material adverse effect on our ability to capture market share and maintain product pricing.

Precast Infrastructure and Engineered Systems. Our six precast and reinforced concrete product manufacturing facilities in Texas and Utah have several regional competitors which are primarily other precast concrete manufacturers in the respective states where we operate.

Raw Materials and Supplies

We have at least two suppliers for most of our raw materials. We believe our relationships with our suppliers are positive and do not expect that we will experience shortages of raw materials or components essential to our production processes or that we will be forced to seek alternative sources of supply. Any shortages of raw materials may result in production delays and costs, which could have a material adverse effect on our financial position, results of operations, or cash flows.

Engineered Steel Pressure Pipe. The main raw component in our steel pipe manufacturing process is steel. We have historically purchased hot rolled and galvanized steel coil from both domestic and foreign steel mills. Our suppliers include Big River Steel, United States Steel Corporation, ArcelorMittal, SSAB, Cleveland-Cliffs Inc., Nucor Corporation, and California Steel Industries. Steel is normally purchased after project award. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions, and currency exchange rates.

Precast Infrastructure and Engineered Systems. The main raw components in our precast and reinforced concrete products are cement, steel, and aggregate, which are widely available commodities. When possible, we source these raw materials from suppliers near our facilities. We also rely on certain suppliers of valves, pumps, piping, and certain custom fabricated items.

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to typically milder weather in the regions in which we operate. We are more likely to be impacted by severe weather events, such as hurricanes and excessive flash flooding, snow, ice, or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See Part I — Item 1A. “Risk Factors” of this 2021 Form 10‑K for further discussion.

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

In particular, we are subject to federal, state, local, and foreign environmental regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 13 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K. Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Human Capital Resources

At Northwest Pipe Company, we believe that a commitment to developing our Human Capital Resources is necessary to maintain our position as a leader in our marketplace. Key issues of culture, health and safety, and diversity and inclusion are key priorities in our discussions of our environmental, social, and governance (ESG) impact.

Employees. As of December 31, 2021, we had 1,256 employees, the overwhelming majority of which were full-time. Approximately 71% of our workforce is employed on an hourly basis, while 29% is salaried. Approximately 5% of our employees are subject to a collective bargaining agreement with a single labor union. We consider our relations with our employees and the labor union to be good. The weighted-average tenure of our employees is 8 years of service.

We offer a wide array of company-paid benefits to our employees both in the United States and Mexico. Benefits may vary between countries due to customary local practices and statutory requirements, or due to an employee’s full or part time status, work location, position, or tenure; however, we believe that as a whole our compensation packages are competitive relative to others in our industry. We are committed to ensuring equal pay for equal work regardless of an employee’s age, gender identity, race, ethnicity, sexual orientation, or physical or mental ability.

Culture. Our key values are captured in the acronym ACT, which stands for Accountability, Commitment, and Teamwork, which we seek to demonstrate in our daily actions.

We are committed to promoting and supporting fundamental human rights at our facilities, and have adopted a Human Rights Policy. In that policy, we prohibit the use of child labor and all forms of forced labor, including prison labor, indentured labor, bonded labor, military labor, modern forms of slavery, and any form of human trafficking.

We believe that our employees are our best resources. In order to recognize and reward the continued commitment and teamwork of our employees, when positions become open at Northwest Pipe Company that may offer opportunities for advancement, we first try to fill those positions from within.

Health and Safety. Our goal is to send each employee home safe at the end of the day. As such, safety is at the central core of our culture, and is infused at every level of our organization. More than just policy and procedure, our safety program gives equal focus to the human side of safety, integrating coaching and mentoring efforts with compliance-driven approaches. By instilling a deep commitment to safety that reaches from our Chief Executive Officer to general laborers, we have achieved industry-leading safety performance. Over the last four years, our average total recordable incident rate was 2.48 and our average days away rate was 0.52, calculated in accordance with the Occupational Safety and Health Administration’s record keeping requirements. Each of our facilities utilize various interactions to achieve this performance, from a toolbox meeting to cover the day’s work and any particular safety concern, to monthly Safety Plan Meetings, ‘No Days Away’ Safety Awards, and our employee-favorite, Safety Day. Each year, a facility will close for one full day to cover safety training and updates. Outside vendors demonstrate the latest safety procedures and equipment in a hands-on, fun atmosphere.

As a manufacturer, we work hard to eliminate hazards associated with high-risk work and have measures in place that include programs for fall protection, heavy equipment operation, and lockout/tagout. We also focus on personal safety issues, such as complacency and fatigue. We seek to keep our employees healthy during the COVID‑19 pandemic by taking proactive and precautionary steps to ensure the safety of our employees including:

•	frequent cleaning and disinfection of workspaces;
•	providing personal protective equipment;
•	instituting social distancing measures;
•	staggering employee schedules;
•	offering remote working environments for certain employees;
•	encouraging vaccination; and
•	guiding employees on preemptive measures as outlined by the CDC.

Diversity and Inclusion. Diversity and inclusion are integral to our employee experience, and we are proud of our diverse workforce. Companies that are diverse in age, gender identity, race, sexual orientation, physical or mental ability, ethnicity, and perspective are shown to be more resilient. We believe that diversity and inclusion are important in building the most effective, high-performing teams as part of our ACT culture. As of December 31, 2021, 46% of our employees in the United States self-identified as belonging to one or more of the following underrepresented racial/ethnic groups: American Indian or Alaskan Native, African American/Black, Asian, Hispanic or Latino, and Native Hawaiian or other Pacific Islander. As of December 31, 2021, 11% of our employees self-identified as female.

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

Ethics and Compliance. We take pride in the high standards of conduct that identifies us as a company. We have controls in place relating to compliance with our Code of Business Conduct and Ethics (“Code”), including a requirement for employees to review and understand the requirements of our Code, as well as an established whistleblower hotline and related procedures. Our Code, along with other key governance policies, is published on our website.

We conduct training on our Code upon hire, and in regular intervals during the employee’s life cycle with us. The most recent ethics training for all salaried employees was conducted in the fourth quarter of 2019, and our next ethics training is scheduled for the fourth quarter of 2022.

Information About Our Executive Officers

Information about our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2021 Form 10‑K and is incorporated herein by reference.

Available Information

Our Internet website address is www.nwpipe.com. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2021 Form 10‑K.

Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2021 Form 10‑K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risk Factor Summary

This risk factor summary contains a high-level overview of certain of the principal factors and uncertainties that make an investment in our securities risky, including risks related to our industry and end markets, our business, our supply chain and production process, our financial condition, our internal control over financial reporting, and our common stock. The following summary is not complete and should be read together with the more detailed discussion of these and the other factors and uncertainties that follows before making an investment decision regarding our securities. The principal factors and uncertainties that makes an investment in our securities risky include the following.

Risks Related to Our Industry and End Markets

•	Project delays in public water transmission projects could adversely affect our business;
•	A downturn in government spending related to public water transmission projects could adversely affect our business;
•

Our Engineered Steel Pressure Pipe segment faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, polyvinyl chloride (“PVC”), and high-density polyethylene pipe;

•

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs; and

•	We are subject to stringent environmental, health, and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits.

Risks Related to Our Business

•	We face risks in connection with the integration of ParkUSA, Geneva, and future potential acquisitions and divestitures;
•	Our quarterly results of operations are subject to significant fluctuation;
•	Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows;
•	We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth;
•	Our recognition of revenue over time includes estimates;
•	We have a foreign operation which exposes us to the risks of doing business abroad;
•	Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation;
•	The COVID‑19 pandemic may have an adverse impact on our business, results of operations, financial position, and cash flows; and
•	The conflict in Ukraine may have an adverse impact on our business, results of operations, financial position, and cash flows.

Risks Related to Our Supply Chain and Production Process

•	Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters;
•	Fluctuations in steel prices and availability may affect our future results of operations;
•	We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations, or cash flows;
•	We may not be able to recover costs and damages from vendors that supply defective materials; and
•	Our information technology systems can be negatively affected by cybersecurity threats.

Risks Related to Our Financial Condition

•	We will need to substantially increase working capital if market conditions and customer order levels continue to grow;
•	Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows;
•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;
•

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows;

•

Disruptions in the financial markets and a general economic slowdown could cause us to be unable to obtain financing and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows; and

•	Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet reasonably be predicted.

Risks Related to Our Internal Control Over Financial Reporting

•	Material weaknesses in our internal controls could have a material adverse effect on our business; and
•	Failure to implement internal controls at acquired companies could increase risk of material weaknesses.

Risks Related to Our Common Stock

•	The relatively low trading volume of our common stock may limit your ability to sell your shares;
•	The market price of our common stock could be subject to significant fluctuations; and
•	Certain provisions of our governing documents and Oregon law could discourage potential acquisition proposals.

Risks Related to Our Industry and End Markets

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for SPP projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations, changes in ability to obtain adequate project funding, and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with insufficient notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations, or cash flows may be adversely affected by unplanned downtime.

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

Our Engineered Steel Pressure Pipe segment faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, polyvinyl chloride, and high-density polyethylene pipe. Most SPP projects are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, recent increases in capacity have negatively affected our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our manufacturing facilities in Oregon, California, Texas, West Virginia, Utah, Missouri, and Mexico allow us to compete throughout North America, we cannot assure you that new or existing competitors will not build new facilities or expand capacity within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe plant in Texas that became operational in the first half of 2021. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

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

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs. Periods of economic slowdown or recession in the United States, or the public perception that one may occur, have and could further decrease the demand for our products, affect the price of our products, and adversely impact our business. We have been impacted in the past by the general slowing of the economy, and the economic slowdown has had an adverse impact on our business, financial position, results of operations, or cash flows. Alternatively, our business may be adversely impacted by high inflation of input costs.

We currently conduct a significant portion of our precast and reinforced concrete products business in Texas and Utah, which we estimate represented approximately 23% and 73%, respectively, of Precast net sales for the year ended December 31, 2021. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending, and the impact of federal cutbacks. Any decrease in construction activity in Texas or Utah could have a material adverse effect on our business, financial condition, and results of operations.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 13 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Risks Related to Our Business

We face risks in connection with the integration of ParkUSA, Geneva, and future potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations, and our ability to achieve desired operational efficiencies. Acquired businesses may have liabilities, adverse operating issues, or other matters of concern arise following the acquisition that we fail to discover through due diligence prior to the acquisition. Further, our acquisition targets may not have as robust internal controls over financial reporting as would be expected of a public company. Acquisitions may also result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. We may also consider other alternatives for our business in order to strategically position our business and continue to compete in our markets, which may include joint ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint venture or a buyer willing to purchase our assets may adversely affect our business, financial position, results of operations, or cash flows.

We acquired ParkUSA on October 5, 2021 and Geneva on January 31, 2020. The success of these acquisitions depends, in part, on our ability to successfully integrate these businesses with our current operations and to realize the anticipated benefits, including synergies, from the acquisitions on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate ParkUSA and Geneva with our current business and to realize the anticipated benefits of these acquisitions, including all of the risks identified in the previous paragraph. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows. Our manufacturing operations are subject to typical hazards and risks relating to the manufacture of similar products such as:

•	explosions, fires, inclement weather, and natural disasters;
•	mechanical failure;
•	unscheduled downtime;
•	labor difficulties or shortages;
•	loss of process control and quality;
•	disruptions to supply;
•	raw materials quality defects;
•	service provider delays or failures;
•	transportation delays or failures;
•	an inability to obtain or maintain required licenses or permits; and
•	environmental hazards such as chemical spills, discharges, or releases of toxic or hazardous substances or gases into the environment or workplace.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. For example, as discussed in Note 13 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K, on April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while we repaired the damage. The operating problems listed above may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace injury, exposure to hazardous materials, workers’ compensation, and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

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

Our recognition of revenue over time includes estimates. SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses, and is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel.

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

We also sell some of our products internationally, most often into Canada. Our foreign activities are also subject to various other risks of doing business in a foreign country, including:

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

Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time, was approximately $183 million as of December 31, 2021. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

The COVID‑19 pandemic may have an adverse impact on our business, results of operations, financial position, and cash flows. The impacts of the COVID‑19 pandemic on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business.

We have taken proactive and precautionary steps to ensure the safety of our employees, customers, and suppliers, including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measures, staggering employee schedules, offering remote working environments for certain employees, encouraging vaccination, and guiding employees on preemptive measures as outlined by the CDC. These measures may reduce the ability of our employees to operate at the same level of productivity and efficiency.

While the COVID‑19 pandemic did cause indirect financial impacts associated with project bidding, execution, and delivery delays during the year ended December 31, 2021, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the COVID‑19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact.

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

The impact of the COVID‑19 pandemic may also exacerbate other risks discussed in Part I – Item 1A. “Risk Factors” in this 2021 Form 10‑K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The conflict in the Ukraine may have an adverse impact on our business, results of operations, financial position, and cash flows. On February 24, 2022, Russia invaded the Ukraine. The invasion received widespread international condemnation and many countries, including the United States, imposed new sanctions. While the situation remains highly fluid and the outlook is subject to extraordinary uncertainty, the crisis has already resulted in economic consequences. Energy and commodity prices have surged, adding to inflationary pressures from supply chain disruptions and the rebound from the COVID‑19 pandemic. The sanctions on Russia have had a substantial impact on the global economy and financial markets, with significant spillovers to other countries. Should the conflict escalate, the economic damage may increase.

We continue to monitor the impact of the crisis in the Ukraine on all aspects of our business, including how it will impact our employees, customers, supply chain, and distribution network. Impacts include financial and commodity volatility in raw material and other input costs, as well as volatility in the financial markets. The severity of impacts on the global economy and our business, results of operations, financial position and cash flows remain unknown.

Risks Related to Our Supply Chain and Production Process

Our business may be adversely impacted by work stoppages, staffing shortages, and other labor matters. A work stoppage or other limitation on production could occur at our facilities or our suppliers’ facilities for any number of reasons, including as a result of absenteeism, public health issues (i.e. COVID‑19), labor issues, including disputes under our existing collective bargaining agreement or in connection with negotiation of new collective bargaining agreements, or for other reasons. Current nationwide staffing shortages have impacted our ability to attract both skilled and unskilled workers needed for our manufacturing operations, and the inability to fully staff any one of our facilities may impact our ability to work on projects and, as a result, could have a material adverse effect on our business, financial position, results of operations, or cash flows.

As of December 31, 2021, we had approximately 60 employees that were represented by a single labor union. Although we believe that our relations with our employees and the labor union are good, no assurances can be made that we will not experience conflicts with the labor union, other groups representing employees, or our employees in general, especially in the context of any future negotiations with the labor union. We can also make no assurance that future negotiations with the labor union will not result in a significant increase in the cost of labor.

Additionally, the employees of some of our customers are unionized. Any strikes, work stoppages, or other labor matters experienced by our customers may impact our ability to work on projects and, as a result, have an adverse effect on our business, financial position, results of operations, or cash flows.

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of SPP cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our average cost for a ton of steel was approximately $1,291 per ton in 2021, $655 per ton in 2020, and $803 per ton in 2019. In 2021, our monthly average steel purchasing costs ranged from a high of approximately $1,975 per ton to a low of approximately $656 per ton. This volatility can significantly affect our gross profit.

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

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels continue to grow. If market conditions and SPP customer order levels were to dramatically increase, we would have to increase our working capital substantially, as it takes several months for new orders to be translated into cash receipts. In general, revolving loan borrowings and letters of credit under the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 (together, the “Amended Credit Agreement”), are limited to the aggregate amount of $125 million. As of December 31, 2021 under the Amended Credit Agreement, we had $86.8 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $37 million. We may not have sufficient availability under the Amended Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2021, we had $86.8 million of outstanding revolving loan borrowings, $98.4 million of operating lease liabilities, and $2.2 million of finance lease liabilities. We could incur additional revolving loan borrowings under the Amended Credit Agreement in the future to finance increases in working capital, finance mergers, acquisitions, and capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

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

To the extent we have not hedged against rising interest rates, an increase in the applicable benchmark interest rates would increase our cost of servicing our indebtedness and could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly. Borrowings under the Amended Credit Agreement are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may in the future enter into interest rate swaps for our variable rate debt whereby we exchange floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, any interest rate swaps into which we enter may not fully mitigate our interest rate risk.

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The agreements governing our debt include covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets. In addition, our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

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

Disruptions in the financial markets and a general economic slowdown could cause us to be unable to obtain financing and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The United States equity and credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. These events may make it less likely that we will be able to obtain additional financing and also may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or equity securities, which may prove necessary to execute our growth strategies.

Changes affecting the availability of LIBOR may have consequences for us that cannot yet reasonably be predicted. Under the Amended Credit Agreement, our variable rate indebtedness uses daily one month LIBOR as a benchmark for establishing the rate. In March 2021, ICE Benchmarks Administration and the United Kingdom’s Financial Conduct Authority announced that daily one month LIBOR rates will no longer be provided after June 30, 2023. In the United States, the Alternative Reference Rates Committee has formally recommended the secured overnight financing rate (“SOFR”) as an alternative to LIBOR. The Amended Credit Agreement provides a mechanism for determining an alternative benchmark rate to LIBOR, which may include SOFR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. As such, the transition to alternatives to LIBOR could be modestly disruptive to the credit markets. While we do not believe that the impact would be material to us, the consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods, and could result in an increase in the cost of our variable rate debt which could have a material adverse effect on our financial position and results of operations.

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

In addition, we are subject to certain provisions of the Oregon Business Corporation Act that could discourage potential acquisition proposals, could deter, delay, or prevent a change in control that our shareholders consider favorable, and could depress the market value of our common stock. Additional information regarding the above described provisions of our governing documents and the Oregon Business Corporation Act is set forth in the “Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934” filed as Exhibit 4.2 to our 2019 Form 10‑K, which was filed with the SEC on March 3, 2020.

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

The following tables provide certain information about our operating facilities as of December 31, 2021:

Engineered Steel Pressure Pipe

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Ownership
Portland, Oregon	300,000	25	Owned
San Luis Río Colorado, Mexico	285,000	105	Owned
Adelanto, California	200,000	100	Owned
Parkersburg, West Virginia	170,000	90	Owned
Saginaw, Texas (2 facilities)	170,000	50	1 Owned, 1 Leased
Tracy, California	165,000	87	Owned
St. Louis, Missouri	100,000	20	Leased

Additionally, land adjacent to our Portland, Oregon facility and our Saginaw, Texas facility used for parking and/or pipe storage is leased.

Precast Infrastructure and Engineered Systems

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Ownership
Houston, Texas	239,000	25	Leased
Orem, Utah	150,000	20	Leased
Dallas, Texas	62,000	11	Leased
Salt Lake City, Utah	58,000	20	Leased
San Antonio, Texas	34,000	7	Leased
St. George, Utah	6,000	8	Leased

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 13 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq under the symbol “NWPX.”

There were 20 shareholders of record as of March 4, 2022. A substantially greater number of holders of our common stock are beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. We do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2021 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2021 Form 10‑K.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and the S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck Index. The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	S&P Small Cap 600 Construction, Farm Machinery and Heavy Truck Index
December 31, 2016	100.00	100.00	100.00
December 31, 2017	111.15	114.65	133.81
December 31, 2018	135.25	102.02	95.59
December 31, 2019	193.44	128.06	131.28
December 31, 2020	164.34	153.62	148.50
December 31, 2021	184.67	176.39	169.61

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2021 Form 10‑K.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I — Item 1A. “Risk Factors” or in other parts of this 2021 Form 10‑K. For discussion related to the changes in financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019, refer to Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our 2020 Form 10‑K, which was filed with the SEC on March 4, 2021, and which is incorporated herein by reference.

Overview

Northwest Pipe Company is a leading manufacturer for water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we manufacture high-quality precast and reinforced concrete products; water, wastewater, and stormwater equipment; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to quality and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

In October 2021 we acquired Park Environmental Equipment, LLC, a precast concrete and steel fabrication-based company in Texas that develops and manufactures water, wastewater, and environmental solutions. In January 2020, we acquired Geneva Pipe and Precast Company (fka Geneva Pipe Company, Inc.), a concrete pipe and precast concrete products manufacturer based in Utah. Effective in the fourth quarter of 2021, as a result of the acquisition of ParkUSA, we revised our historical one segment position and identified the new operating segments, Engineered Steel Pressure Pipe (SPP) and Precast Infrastructure and Engineered Systems (Precast), to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources. For detailed descriptions of these segments, see the “Our Segments” discussion in Part I — Item 1. “Business” of this 2021 Form 10‑K.

Our Current Economic Environment

We operate our business with a long-term time horizon. Projects are often planned for many years in advance, and are sometimes part of 50‑year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and financing along with increased manufacturing capacity from competition could impact the business. Additionally, we have started to experience effects of a current labor shortage at certain manufacturing facilities, for which we are mitigating the impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could result in a further increase in labor costs that could impact our business.

Fluctuating steel costs will also be a factor, as the ability to adjust our selling prices as steel costs fluctuate depends on market conditions. Purchased steel represents a substantial portion of our cost of sales of steel pipe products, and changes in our selling prices often correlate directly to changes in steel costs. Recently, steel markets have been extremely volatile, and the cost of steel introduced into the manufacturing process increased 67% in 2021 compared to 2020. Due to production and delivery lead times for steel, these costs in 2021 were not always indicative of the current market prices.

Impact of the COVID‑19 Pandemic on Our Business

While the COVID‑19 pandemic did cause indirect financial impacts associated with project bidding, execution, and delivery delays during the year ended December 31, 2021, we are unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. For additional details, refer to the information set forth under the caption “Impact of the COVID‑19 Pandemic on Our Business” in Part I — Item 1. “Business” and discussions in Part I — Item 1A. “Risk Factors” of this 2021 Form 10‑K.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$259,823	78.0%	$241,690	84.5%	$279,317	100.0%
Precast Infrastructure and Engineered Systems	73,490	22.0	44,217	15.5	-	-
Total net sales	333,313	100.0	285,907	100.0	279,317	100.0
Cost of sales:
Engineered Steel Pressure Pipe	228,542	68.6	197,397	69.0	232,133	83.1
Precast Infrastructure and Engineered Systems	60,517	18.1	37,991	13.3	-	-
Total cost of sales	289,059	86.7	235,388	82.3	232,133	83.1
Gross profit:
Engineered Steel Pressure Pipe	31,281	9.4	44,293	15.5	47,184	16.9
Precast Infrastructure and Engineered Systems	12,973	3.9	6,226	2.2	-	-
Total gross profit	44,254	13.3	50,519	17.7	47,184	16.9
Selling, general, and administrative expense	28,222	8.5	24,954	8.8	18,495	6.6
Operating income	16,032	4.8	25,565	8.9	28,689	10.3
Other income	328	0.1	953	0.3	4,383	1.6
Interest income	-	-	49	-	40	-
Interest expense	(1,202)	(0.4)	(933)	(0.2)	(472)	(0.2)
Income before income taxes	15,158	4.5	25,634	9.0	32,640	11.7
Income tax expense	3,635	1.0	6,584	2.3	4,738	1.7
Net income	$11,523	3.5%	$19,050	6.7%	$27,902	10.0%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net sales. Net sales increased 16.6% to $333.3 million in 2021 compared to $285.9 million in 2020.

SPP net sales increased 7.5% to $259.8 million in 2021 compared to $241.7 million in 2020 driven by a 15% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 6% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales increased 66.2% to $73.5 million in 2021 compared to $44.2 million in 2020 primarily due to the ParkUSA operations acquired in October 2021, which contributed $18.0 million in net sales during the fourth quarter of 2021, as well as a 26% increase in net sales at the Geneva operations acquired in January 2020 due to an 18% increase in shipments and a 6% increase in selling prices.

Gross profit. Gross profit decreased 12.4% to $44.3 million (13.3% of net sales) in 2021 compared to $50.5 million (17.7% of net sales) in 2020.

SPP gross profit decreased 29.4% to $31.3 million (12.0% of SPP net sales) in 2021 compared to $44.3 million (18.3% of SPP net sales) in 2020 due to the combination of changes in product mix and pressure on project pricing. Additionally, as a result of the fire at our Saginaw facility in April 2019, $1.4 million of business interruption insurance recovery (net of incremental production costs) was recorded in 2020.

Precast gross profit increased 108.4% to $13.0 million (17.7% of Precast net sales) in 2021 compared to $6.2 million (14.1% of Precast net sales) in 2020 due to contributions from the ParkUSA operations acquired in October 2021, as well as higher prices and production volume at the Geneva operations. Precast gross profit in 2021 was reduced by $2.1 million in higher acquisition-related fair value inventory charges.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 13.1% to $28.2 million (8.4% of net sales) in 2021 compared to $25.0 million (8.8% of net sales) in 2020. The increase in selling, general, and administrative expense was primarily due to $1.8 million in higher compensation-related expense, $0.6 million in higher acquisition-related transaction costs, and $0.8 million in higher depreciation and amortization expense, all primarily due to the acquisition of ParkUSA in October 2021.

Other income. In 2020, we recognized gains on insurance proceeds of $1.0 million for property damage resulting from the fire at our Saginaw facility.

Income taxes. Income tax expense was $3.6 million in 2021 (an effective income tax rate of 24.0%) compared to $6.6 million in 2020 (an effective income tax rate of 25.7%). The effective income tax rate for 2021 was primarily impacted by estimated changes in our valuation allowance. The effective income tax rate for 2020 was primarily impacted by costs associated with the acquisition of Geneva that were non-deductible for tax purposes. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net sales. Net sales increased 2.4% to $285.9 million in 2020 compared to $279.3 million in 2019.

SPP net sales decreased 13.5% to $241.7 million in 2020 compared to $279.3 million in 2019 driven by a 28% decrease in tons produced resulting from changes in project timing, partially offset by a 20% increase in selling price per ton due to a change in product mix. Additionally, the pandemic-related shut-down of our San Luis Río Colorado, Mexico facility negatively impacted our sales in the second quarter of 2020. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales increased to $44.2 million in 2020 compared to $0 in 2019 due to the contribution from the Geneva operations acquired in January 2020.

Gross profit. Gross profit increased 7.1% to $50.5 million (17.7% of net sales) in 2020 compared to $47.2 million (16.9% of net sales) in 2019.

SPP gross profit decreased 6.1% to $44.3 million (18.3% of SPP net sales) in 2020 compared to $47.2 million (16.9% of SPP net sales) in 2019 due to lower production volume, partially offset by improved product pricing. Additionally, as a result of the fire at our Saginaw facility in April 2019, $1.4 million of business interruption insurance recovery (net of incremental production costs) was recorded in 2020, compared to $1.6 million of incremental production costs (net of business interruption insurance recovery) in 2019.

Precast gross profit increased to $6.2 million (14.1% of Precast net sales) in 2020 compared to $0 in 2019 due to the contribution from the Geneva operations acquired in January 2020.

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

Income taxes. Income tax expense was $6.6 million in 2020 (an effective income tax rate of 25.7%) compared to $4.7 million in 2019 (an effective income tax rate of 14.5%). The effective income tax rate for 2020 was primarily impacted by costs associated with the acquisition of Geneva that were non-deductible for tax purposes. The effective income tax rate for 2019 was primarily impacted by the estimated changes in our valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Amended Credit Agreement. From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the years ended December 31, 2021, 2020, and 2019 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K, and are further discussed below.

As we cannot predict the duration or scope of the COVID‑19 pandemic and its impact on our customers and suppliers, the potential negative financial impact to our results cannot be reasonably estimated, but could be material. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of December 31, 2021, our working capital (current assets minus current liabilities) was $164.1 million compared to $146.1 million as of December 31, 2020. Cash and cash equivalents totaled $3.0 million and $37.9 million as of December 31, 2021 and 2020, respectively. The decrease is primarily attributable to the repayment of long-term debt and changes in working capital in 2021.

Fluctuations in SPP working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. A portion of our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

As of December 31, 2021, we had $86.8 million of outstanding revolving loan borrowings, $98.4 million of operating lease liabilities, and $2.2 million of finance lease liabilities. For future maturities of these obligations, see Notes 7 and 8 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K.

Due to the uncertainty with respect to the timing of future cash flows associated with our approximately $4.4 million in unrecognized tax benefits as of December 31, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. For further information, see Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $(5.8) million in 2021 compared to $56.1 million in 2020. Net income, adjusted for non-cash items, provided $28.7 million of operating cash flow in 2021 compared to $40.3 million of operating cash flow in 2020. The net change in working capital provided (used) $(34.5) million of operating cash flow in 2021 compared to $15.8 million of operating cash flow in 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $100.2 million in 2021 compared to $61.4 million in 2020. Acquisitions of businesses, net of cash acquired, were $87.2 million in 2021 compared to $48.7 million in 2020. Capital expenditures were $13.3 million in 2021 compared to $14.0 million in 2020, which was primarily for standard capital replacement. We currently expect capital expenditures in 2022 to be approximately $26 million to $30 million, which includes an approximately $13 million of additional investment in a new reinforced concrete pipe mill and the remainder primarily for standard capital replacement.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $71.0 million in 2021 compared to $12.3 million in 2020. Net borrowings on the line of credit were $86.8 million in 2021 compared to $0 in 2020. Net borrowings (repayments) on long-term debt were $(13.8) million in 2021 compared to $13.8 million in 2020.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under the Amended Credit Agreement will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired ParkUSA in October 2021 which was funded primarily by borrowings on the line of credit.

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2021 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2021 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of December 31, 2021 under the Amended Credit Agreement, we had $86.8 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $37 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit available to support our operations for at least the next twelve months.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement including certain LIBOR transition provisions, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) LIBOR plus the Applicable Margin; or (iii) the daily one month LIBOR plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.25%, depending on our Senior Leverage Ratio (as defined in the Amended Credit Agreement). Interest on outstanding revolving loans is payable quarterly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable quarterly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of December 31, 2021 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of December 31, 2021. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K.

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

Revenue Recognition

SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of our right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor, and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel. Significant judgment is required in estimating total costs and measuring the progress of project completion, as well as whether a loss is expected to be incurred on the contract. We use certain assumptions and develop estimates based on a number of factors, including the degree of required product customization, our historical experience, the project plans, and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Precast revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management’s judgment. Our contracts do not contain significant financing.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Determining net realizable value of inventories involves judgments and assumptions, including projecting selling prices and cost of sales. To estimate net realizable value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends, and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of materially all other raw material inventories, as well as work-in-process and supplies, is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

Property and Equipment and Intangible Assets

Property and equipment are recorded at cost, and are depreciated using either the units of production method or the straight-line method depending on the classification of the asset. Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method. We evaluate historical and projected units of production at each facility to reassess the units of production expected on an annual basis.

Intangible assets consist primarily of customer relationships, trade names and trademarks, patents, and backlog recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives.

We assess impairment of property and equipment and intangible assets whenever changes in circumstances indicate that the carrying values of the asset or asset group(s) may not be recoverable. The recoverable value of a long-lived asset group is determined by estimating future undiscounted cash flows using assumptions about our expected future operating performance. Estimates of future cash flows used in the recoverability test incorporate our own assumptions about the use of the asset group and shall consider all available evidence. Our estimates of undiscounted cash flows may differ from actual cash flow due to, among other things, technological changes, economic conditions, or changes to our business operations. If we determine the carrying value of the property and equipment and intangible assets will not be recoverable, we calculate and record an impairment loss.

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

Steel typically makes up 25% to 35% of SPP’s project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is awarded.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2021 and 2020, we had $86.8 million and $13.8 million, respectively, of variable rate debt outstanding. Our finance and operating leases bear fixed rates of interest. Assuming average interest rates and borrowings on variable rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our interest expense in 2021 or 2020 due to the low level of variable rate debt until the fourth quarter of 2021.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not our functional currency. As of December 31, 2021, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar and Mexican Peso.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures, typically arising from sales contracts denominated in Canadian currency. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2021, the total notional amount of these foreign currency forward contracts was $19.0 million (CAD$24.1 million), of which we applied hedge accounting to all. As of December 31, 2021, our foreign currency forward contracts mature at various dates through April 2023. As of December 31, 2020, the total notional amount of these foreign currency forward contracts was $15.3 million (CAD$19.5 million), of which we applied hedge accounting to all.

A hypothetical 10% change in the Canadian Dollar or Mexican Peso foreign currency exchange rates would not have a material impact on our reported net income in 2021 or 2020.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F‑1 to F‑34 at the end of this 2021 Form 10‑K. The financial statement schedule required by this item is included on page S‑1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on their evaluation, as of December 31, 2021, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

As discussed in Note 3 of the Notes to Consolidated Financial Statements in Part II – Item 8. “Financial Statements and Supplementary Data” of this 2021 Form 10‑K, we completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) on October 5, 2021. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of ParkUSA from the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of ParkUSA. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of ParkUSA from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. We have reported the operating results of ParkUSA in our consolidated statements of operations and cash flows from the acquisition date through December 31, 2021. As of December 31, 2021, total assets related to ParkUSA represented approximately 15.7% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2021. Revenues from ParkUSA comprised approximately 5.4% of our total consolidated revenues for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of ParkUSA into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S‑K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S‑K (to the extent required) is hereby incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders under the caption Election of Director.

The following table lists our executive officers and each of their ages and positions as of December 31, 2021.

Name	Age	Current Position with Northwest Pipe Company
Scott Montross	56	Director, President, and Chief Executive Officer
Aaron Wilkins	47	Senior Vice President, Chief Financial Officer, and Corporate Secretary
William Smith	66	Executive Vice President of Water Transmission Engineered Systems
Miles Brittain	58	Executive Vice President
Eric Stokes	50	Senior Vice President and General Manager of Water Transmission Steel Pressure Pipe
Megan Kendrick	45	Vice President of Human Resources

Scott Montross has served as our Director, President and CEO since January 1, 2013. Mr. Montross joined the Company in May 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 24 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for EVRAZ North America’s Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of EVRAZ North America from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2007, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

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

William Smith has served as our Executive Vice President of Water Transmission Engineered Systems since September 2018. Prior to that, Mr. Smith served as our Executive Vice President Water Transmission, Executive Vice President Operations, and as Vice President of Operations for Water Transmission. Prior to joining the Company in 2010, Mr. Smith spent 14 years with Ameron International Corporation, holding several key positions including President, Water Transmission. A 45-year veteran of the steel pipe business, Mr. Smith has held positions with United Concrete Pipe, Thompson Steel Pipe, and LB Foster.

Miles Brittain has served as our Executive Vice President since May 2021. Prior to that, Mr. Brittain served as our Vice President of Operations from February 2020 to May 2021, Vice President of Operations for Water Transmission Engineered Systems from September 2018 to February 2020, and our Vice President of Operations, Water Transmission from 2013 to September 2018. Prior to joining the Company, Mr. Brittain served in the steel industry for over 28 years, holding key positions including Vice President and General Manager for EVRAZ North America/Claymont Steel, Director of Operations for EVRAZ North America/Oregon Steel Mills, Inc., and Regional Director of Quality Assurance for National Steel Corporation.

Eric Stokes has served as our Senior Vice President and General Manager of Water Transmission Steel Pressure Pipe since May 2021. Prior to that, Mr. Stokes served as our Senior Vice President of Sales and Marketing, Water Transmission from February 2020 to May 2021 and Vice President of Sales from April 2012 to February 2020. Prior to joining the Company in 2008, Mr. Stokes spent twelve years with Anderson Construction, holding key positions including Project Superintendent.

Megan Kendrick has served as our Vice President of Human Resources since January 2017. Prior to that, Ms. Kendrick held a variety of positions within the Company in the accounting and human resource departments. Prior to joining the Company in 2008, Ms. Kendrick worked for the Memphis Grizzlies of the National Basketball Association for seven years.

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website in the Corporate Governance area of the Investor Relations section. None of the material on our website is part of this 2021 Form 10‑K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8‑K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S‑K is hereby incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders under the captions Nominating and Governance Committee, Nominations by Shareholders and Audit Committee.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders under the captions Executive Compensation Discussion and Analysis, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)

Equity compensation plans approved by security holders	161,131	$-	222,022
Equity compensation plans not approved by security holders (3)	-	-	-
Total	161,131	$-	222,022

(1)	Consists of our 2007 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)	Reflects the exercise price per share of common stock purchasable upon the exercise of stock options only. As of December 31, 2021, no stock options were outstanding.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S‑K is included in our definitive proxy statement for the 2022 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Election of Director.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders under the caption Disclosure of Fees Paid to Independent Registered Public Accounting Firm.

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

2.1

Agreement and Plan of Merger dated as of January 31, 2020 among Northwest Pipe Company, Hatch Acquisition Corporation, Geneva Pipe Company, Inc., the Shareholders of Geneva Pipe Company, Inc., and Kurt Johnson, as Shareholder Representative, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on February 6, 2020**

2.2

Membership Interest Purchase Agreement dated as of October 5, 2021 by and among Northwest Pipe Company, EBSR, LLC, the equity holders of EBSR, LLC, and Park Environmental Equipment, LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 6, 2021**

3.1	Second Restated Articles of Incorporation

3.2

First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S‑3, as amended, as filed with the Securities and Exchange Commission on October 20, 2006, Commission Registration No. 333‑137923

Exhibit Number	Description

3.3	Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 7, 2016

3.4	First Amendment to Third Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 20, 2020

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the Company’s Form 10‑K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 3, 2020

10.1

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report Form 10‑Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.2

Northwest Pipe Company 2007 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 20, 2007, as filed with the Securities and Exchange Commission on April 26, 2007*

10.3

Amendment to the Northwest Pipe Company 2007 Stock Incentive Plan dated April 12, 2013, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 17, 2013*

10.4

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Form 10‑Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.5

Form of Amended and Restated Change in Control Agreement between Northwest Pipe Company and Bill Smith dated August 1, 2016, incorporated by reference to the Company’s Form 10‑Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.6

Credit Agreement dated October 25, 2018 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and Ameron Water Transmission Group, LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 31, 2018

10.7

Guaranty and Security Agreement dated October 25, 2018 among Northwest Pipe Company, Ameron Water Transmission Group, LLC, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 31, 2018

10.8	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.9	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.10

Consent and Amendment No. 1 to Credit Agreement dated January 31, 2020 by and among Wells Fargo Bank, National Association, Northwest Pipe Company, and NWPC, LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on February 6, 2020

10.11	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2020*

Exhibit Number	Description

10.12	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2020*

10.13

Separation Agreement dated March 30, 2020 between Northwest Pipe Company and Robin Gantt, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2020

10.14

Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Aaron Wilkins, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2020*

10.15	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on March 19, 2021*

10.16	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on March 19, 2021*

10.17

Change in Control Agreement dated June 10, 2021 between Northwest Pipe Company and Miles Brittain, incorporated by reference to the Company’s Current Report on Form 8‑K/A, as filed with the Securities and Exchange Commission on June 11, 2021*

10.18

Credit Agreement dated June 30, 2021 by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Northwest Pipe Company, NWPC, LLC, and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.19

Guaranty and Security Agreement dated June 30, 2021 among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.20

Incremental Amendment dated October 22, 2021 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 28, 2021

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit Number	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

**	Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) to Regulation S‑K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission request.

Item 16.	Form 10‑K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As discussed in Management’s Report on Internal Control Over Financial Reporting, on October 5, 2021, the Company acquired Park Environmental Equipment, LLC. For the purposes of assessing internal control over financial reporting, management excluded Park Environmental Equipment, LLC, whose financial statements constitute 15.7% of the Company’s consolidated total assets (excluding $61.7 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and 5.4% of consolidated net sales as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting of Park Environmental Equipment, LLC.

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

Revenue Recognition – Estimated Costs to Complete a Contract

As presented in the consolidated statement of operations and described in Notes 2 and 14 to the consolidated financial statements, the Company’s consolidated contract revenues and costs of revenue were $333.3 million and $289.1 million, respectively, for the year ended December 31, 2021. Revenue of $259.8 million was derived from contracts where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

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

The primary procedures we performed to address this critical audit matter included:

•

Obtaining an understanding of the Company’s revenue recognition process and evaluated the design and operating effectiveness of internal controls as it related to the Company’s accumulation of the estimated costs to complete a contract. This included testing internal controls over the Company’s review of monthly changes in estimated costs to complete a contract.

•	Direct-testing contracts based on earned revenue for the year ended December 31, 2021, and randomly selecting a sample of contracts.
•

Testing the reasonableness of management’s cost estimates by performing a lookback analysis comparing margins and estimated costs to complete on contracts in process as of December 31, 2020, that were completed or in process during the year ended December 31, 2021.

•	Assessing the appropriateness of certain assumptions and judgments underlying the accounting for a selection of contracts as follows:
•	Inquiring with management to understand the status of the contract, changes from prior years, and the reasonableness of changes to key inputs in the estimated costs to complete the contracts.
•

Assessing the reasonableness of estimated costs to complete by analyzing historical contract performance relative to overall contractual commitments and estimated gross margin. We assessed management’s assumptions on contract costs by comparing them with executed change orders, estimate documentation, or correspondence with the customer, as appropriate.

Valuation of Acquired Intangible Assets – Park Environmental Equipment, LLC

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed the acquisition of Park Environmental Equipment, LLC for a purchase price of approximately $88.4 million in cash. The transaction was accounted for as a business combination in which management estimated the fair values of the identified assets acquired and liabilities assumed.

Auditing the Company's accounting for its acquisition of Park Environmental Equipment, LLC was complex due to the significant estimation uncertainty in the Company’s determination of the $19.8 million fair value of the customer relationship intangible asset. The significant estimation uncertainty was primarily due to the complexity of the valuation models used to measure the fair value of the intangible asset and the sensitivity of the fair value estimate to the significant underlying assumptions related to estimating cash flows. The significant assumptions used to estimate the fair value of the customer relationship included the customer attrition and revenue growth rates. These significant assumptions are especially challenging to audit as they are subjective, require estimates of future performance, and could be affected by future economic and market conditions. For this reason, we identified the auditing of significant cash flow assumptions as a critical audit matter.

The primary procedures we performed to address this critical audit matter included:

•

Obtaining an understanding of the Company’s acquisition process and evaluated the design and operating effectiveness of internal controls related to the Company’s valuation process, including the methods and assumptions for acquired intangible assets. This included testing controls over the Company’s estimation process supporting the recognition and measurement of intangible assets, as well as controls over management’s judgments and evaluation of underlying assumptions used in their valuation.

•

Evaluating the Company’s methodology used to estimate the fair value of the customer relationship intangible asset, including involving valuation specialists to assist with the evaluation of the methodology used by the Company and assessing the reasonableness of the customer attrition and revenue growth rates.

•

Evaluating the significant assumptions used by the Company, including projected financial information of the acquired entity, which primarily related to revenue growth and customer attrition rates, including testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates and assessing the reasonableness of the assumptions based on historical financial information, external information, and management’s support for its assumptions.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2022

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Net sales	$333,313	$285,907	$279,317
Cost of sales	289,059	235,388	232,133
Gross profit	44,254	50,519	47,184
Selling, general, and administrative expense	28,222	24,954	18,495
Operating income	16,032	25,565	28,689
Other income	328	953	4,383
Interest income	-	49	40
Interest expense	(1,202)	(933)	(472)
Income before income taxes	15,158	25,634	32,640
Income tax expense	3,635	6,584	4,738
Net income	$11,523	$19,050	$27,902

Net income per share:
Basic	$1.17	$1.95	$2.86
Diluted	$1.16	$1.93	$2.85

Shares used in per share calculations:
Basic	9,854	9,788	9,741
Diluted	9,928	9,873	9,779

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$11,523	$19,050	$27,902

Other comprehensive income (loss), net of tax:
Pension liability adjustment	308	(25)	16
Unrealized loss on cash flow hedges	(124)	(27)	(59)
Other comprehensive income (loss), net of tax	184	(52)	(43)
Comprehensive income	$11,707	$18,998	$27,859

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,997	$37,927
Trade and other receivables, less allowance for doubtful accounts of $503 and $767	52,664	42,680
Contract assets	107,170	76,985
Inventories	59,651	29,177
Prepaid expenses and other	5,744	5,194
Total current assets	228,226	191,963
Property and equipment, net	121,266	110,184
Operating lease right-of-use assets	98,507	30,813
Goodwill	53,684	22,985
Intangible assets, net	39,376	10,518
Other assets	6,620	6,552
Total assets	$547,679	$373,015

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$-	$7,701
Accounts payable	32,267	12,993
Accrued liabilities	24,498	16,814
Contract liabilities	2,623	6,189
Current portion of operating lease liabilities	4,704	2,204
Total current liabilities	64,092	45,901
Borrowings on line of credit	86,761	-
Long-term debt	-	5,888
Operating lease liabilities	93,725	27,911
Deferred income taxes	10,984	12,481
Other long-term liabilities	8,734	11,208
Total liabilities	264,296	103,389

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,870,567 and 9,805,437 shares issued and outstanding as of December 31, 2021 and 2020, respectively	99	98
Additional paid-in-capital	125,062	123,013
Retained earnings	159,904	148,381
Accumulated other comprehensive loss	(1,682)	(1,866)
Total stockholders’ equity	283,383	269,626
Total liabilities and stockholders’ equity	$547,679	$373,015

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2018	9,735,055	$97	$118,835	$101,194	$(1,536)	$218,590
Cumulative-effect adjustment for ASU 2018‑02 (Note 15)	-	-	-	235	(235)	-
Net income	-	-	-	27,902	-	27,902
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $5	-	-	-	-	16	16
Unrealized loss on cash flow hedges, net of tax benefit of $20	-	-	-	-	(59)	(59)
Issuance of common stock under stock compensation plans	11,924	-	-	-	-	-
Share-based compensation expense	-	-	1,709	-	-	1,709
Balances, December 31, 2019	9,746,979	97	120,544	129,331	(1,814)	248,158
Net income	-	-	-	19,050	-	19,050
Other comprehensive loss:
Pension liability adjustment, net of tax benefit of $8	-	-	-	-	(25)	(25)
Unrealized loss on cash flow hedges, net of tax benefit of $9	-	-	-	-	(27)	(27)
Issuance of common stock under stock compensation plans	58,458	1	(619)	-	-	(618)
Share-based compensation expense	-	-	3,088	-	-	3,088
Balances, December 31, 2020	9,805,437	98	123,013	148,381	(1,866)	269,626
Net income	-	-	-	11,523	-	11,523
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $102	-	-	-	-	308	308
Unrealized loss on cash flow hedges, net of tax benefit of $41	-	-	-	-	(124)	(124)
Issuance of common stock under stock compensation plans	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	3,216	-	-	3,216
Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$11,523	$19,050	$27,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	11,482	12,344	12,391
Amortization of intangible assets	2,142	2,207	322
Deferred income taxes	180	2,908	4,169
Gain on insurance proceeds	-	(1,147)	(1,641)
Share-based compensation expense	3,216	3,088	1,709
Other, net	193	1,889	856
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	392	1,563	(3,435)
Contract assets, net	(33,752)	8,109	(8,379)
Inventories	(17,650)	7,153	8,649
Prepaid expenses and other assets	6,727	2,514	2,454
Accounts payable	16,783	(3,501)	(4,675)
Accrued and other liabilities	(7,047)	(90)	2,564
Net cash provided by (used in) operating activities	(5,811)	56,087	42,886

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(87,215)	(48,728)	-
Purchases of property and equipment	(13,262)	(14,013)	(8,585)
Purchases of intangible assets	-	(329)	-
Proceeds from insurance	-	1,637	2,123
Other investing activities	325	-	39
Net cash used in investing activities	(100,152)	(61,433)	(6,423)

Cash flows from financing activities:
Borrowings on line of credit	122,272	41,377	41,744
Repayments on line of credit	(35,511)	(41,377)	(53,208)
Borrowings on long-term debt	-	15,879	-
Payments on long-term debt	(13,762)	(2,117)	-
Payments on finance lease liabilities	(415)	(420)	(434)
Payments of debt issuance costs	(385)	(465)	(228)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,166)	(618)	-
Net cash provided by (used in) financing activities	71,033	12,259	(12,126)
Change in cash and cash equivalents	(34,930)	6,913	24,337
Cash and cash equivalents, beginning of period	37,927	31,014	6,677
Cash and cash equivalents, end of period	$2,997	$37,927	$31,014

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$339	$599	$369
Cash paid (received) during the period for income taxes (net of refunds of $79, $153, and $286)	$2,481	$1,397	$(55)
Noncash investing and financing activities:
Accrued property and equipment purchases	$788	$325	$719
Accrued consideration in acquisition of business	$911	$-	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$16,043	$4,471	$1,335
Right-of-use assets obtained in exchange for finance lease liabilities	$853	$507	$819

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer for water related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding the allocation of resources.

In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, the Company manufactures high-quality precast and reinforced concrete products; water, wastewater, and stormwater equipment; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, the Company provides solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. The Company is headquartered in Vancouver, Washington, and has 13 manufacturing facilities across North America.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

The Consolidated Financial Statements are expressed in United States Dollars and include the accounts of the Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Effective in the fourth quarter of 2021, as a result of the acquisition of Park Environmental Equipment, LLC (“ParkUSA”), the Company revised its historical one segment position and identified the new operating segments, SPP and Precast, to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. See Note 17, “Segment Information” for detailed descriptions of these segments. As a result, certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (a book overdraft). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statements of Cash Flows. The Company had a book overdraft of $4.1 million as of December 31, 2021 and no book overdraft as of December 31, 2020.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of materially all other raw material inventories, as well as work-in-process and supplies, is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15 – 30 years); Buildings (20 – 40 years); Leasehold improvements (5 – 30 years); and Machinery and equipment (3 – 30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term finance leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term.

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

Leases

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

The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its revolving loan borrowing rate in determining the present value of lease payments. Some of the Company’s lease agreements contain non-lease components, which are accounted for separately.

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets and liabilities assumed in conjunction with an acquisition. Goodwill is reviewed for impairment annually as of December 31, or whenever events occur or circumstances change that indicate goodwill may be impaired. In testing goodwill for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, the Company evaluates factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Intangible Assets

Intangible assets consist primarily of customer relationships, trade names and trademarks, patents, and backlog recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 7 months to 21 years.

Workers Compensation

The Company is self-insured and maintains high deductible policies for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2021 and 2020, workers compensation reserves recorded were $1.7 million, of which $0.4 million and $0.2 million, respectively, were included in Accrued liabilities and $1.3 million and $1.5 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued liabilities:
Accrued bonus	$3,716	$3,747
Accrued vacation payable	2,900	2,328
Foreign currency forward contracts	661	1,150
Finance lease liabilities	475	375
Workers compensation reserves	366	237
Other	16,380	8,977
Total accrued liabilities	$24,498	$16,814

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

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity. For the years ended December 31, 2021, 2020, and 2019, net foreign currency transaction gains (losses) of $(0.5) million, $(1.1) million, and $0.5 million, respectively, were recognized in earnings.

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

SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of the Company’s right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor, and other direct costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts, included in Accrued liabilities, are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Precast revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management’s judgment. The Company’s contracts do not contain significant financing.

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

Income Taxes

Income taxes are recorded using an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Consolidated Financial Statements or income tax returns. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. The determination of the provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The provision for income taxes primarily reflects a combination of income earned and taxed in the various United States federal, state, local, and to a lesser extent, foreign jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for unrecognized income tax benefits or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective income tax rate.

The Company records income tax reserves for federal, state, local, and international exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective estimate. The Company assesses income tax positions and records income tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those income tax positions where it is more-likely-than-not that an income tax benefit will be sustained, the Company has recorded the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that an income tax benefit will be sustained, no income tax benefit has been recognized in the Consolidated Financial Statements.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019

Net income	$11,523	$19,050	$27,902

Basic weighted-average common shares outstanding	9,854	9,788	9,741
Effect of potentially dilutive common shares (1)	74	85	38
Diluted weighted-average common shares outstanding	9,928	9,873	9,779

Net income per common share
Basic	$1.17	$1.95	$2.86
Diluted	$1.16	$1.93	$2.85

(1)	There were no antidilutive shares for the years ended December 31, 2021, 2020 or 2019.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2021, no customer had a balance in excess of 10% of total accounts receivable, and one SPP customer had a balance in excess of 10% of total accounts receivable as of December 31, 2020. Foreign currency forward contracts are with a high quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

In December 2019, the FASB issued Accounting Standards Update No. 2019‑12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019‑12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes” (“Topic 740”). ASU 2019‑12 also improves consistent application of and simplifies U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019‑12 on a prospective basis on January 1, 2021 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

Recent Accounting Standards

In March 2020, the FASB issued Accounting Standards Update No. 2020‑04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update No. 2021‑01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. The Company will adopt these standards when LIBOR is discontinued and does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In October 2021, the FASB issued Accounting Standards Update No. 2021‑08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021‑08”) which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. ASU 2021‑08 is effective for the Company beginning January 1, 2023, including interim periods in 2023, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

3.	BUSINESS COMBINATIONS:

Park Environmental Equipment, LLC

On October 5, 2021, the Company completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) for a purchase price of approximately $88.4 million in cash, subject to a post-closing adjustment based on changes in net working capital, and is included in the Precast segment for all periods following the acquisition date. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations continue with ParkUSA’s previous management and workforce at its three Texas manufacturing facilities located in Houston, Dallas, and San Antonio.

The following table summarizes the purchase consideration and preliminary fair values of the assets acquired and liabilities assumed as of October 5, 2021 (in thousands):

Assets
Cash and cash equivalents	$278
Trade and other receivables	11,034
Inventories	12,773
Prepaid expenses and other	293
Property and equipment	8,076
Operating lease right-of-use assets	58,301
Intangible assets	31,000
Deferred income taxes	347
Total assets acquired	122,102

Liabilities
Accounts payable	2,029
Accrued liabilities	4,067
Operating lease liabilities	58,301
Total liabilities assumed	64,397

Goodwill	30,699

Total purchase consideration	$88,404

The tangible and intangible assets acquired and liabilities assumed were recognized based on their estimated fair values on the acquisition date, with the excess purchase consideration recorded as goodwill. The asset and liability fair value measurements primarily related to receivables, inventories, identifiable intangible assets, deferred income taxes, accrued liabilities, and goodwill, are preliminary and subject to change as additional information is obtained. The acquisition accounting will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)

Customer relationships	10.0	$19,800
Trade names and trade marks	10.0	9,600
Patents	21.0	1,300
Backlog	0.6	300
Total intangible assets	10.4	$31,000

Goodwill arose from the acquisition of an assembled workforce, expansion of product offerings, and management’s industry know-how, and is expected to be deductible for tax purposes.

The Company incurred transaction costs associated with this acquisition of $3.4 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively. These transaction costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

ParkUSA operations contributed net sales of $18.0 million to the Company’s continuing operations for the period from October 5, 2021 to December 31, 2021. It is impracticable to determine the effect on net income as a substantial portion of ParkUSA has been integrated into the Company’s ongoing operations.

Geneva Pipe and Precast Company

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe and Precast Company (“Geneva”) (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million in cash, and is included in the Precast segment for all periods following the acquisition date. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations continue with Geneva’s previous management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George.

The following table summarizes the purchase consideration and fair values of the assets acquired and liabilities assumed as of January 31, 2020 (in thousands):

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

The tangible and intangible assets acquired and liabilities assumed were recognized based on their estimated fair values on the acquisition date, with the excess purchase consideration recorded as goodwill. As a result of additional information obtained during the measurement period about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the three months ended June 30, 2020 which resulted in a $0.1 million balance sheet reclassification between trade and other receivables and inventories.

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

Unaudited Pro Forma Disclosures

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of ParkUSA had occurred on January 1, 2020 and the acquisition of Geneva had occurred on January 1, 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net sales	$384,872	$356,035	$323,741
Net income	15,780	20,540	27,163

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions of ParkUSA and Geneva had occurred on January 1 of the respective year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by ParkUSA and Geneva. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ParkUSA and Geneva to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the respective year prior to the acquisition. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisitions of ParkUSA and Geneva had been outstanding since January 1 of the respective year prior to the acquisition. The pro forma results for the year ended December 31, 2020 also include nonrecurring adjustments relating to the recognition of transaction costs incurred and revaluation of inventory acquired. The pro forma results for the year ended December 31, 2021 include nonrecurring adjustments to add back the transaction costs incurred and the expense related to the revaluation of inventory acquired in those periods, since those costs are reflected in the preceding year on a pro forma basis. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

4.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2021	2020

Raw materials	$44,697	$20,631
Work-in-process	3,018	1,416
Finished goods	10,096	5,489
Supplies	1,840	1,641
Total inventories	$59,651	$29,177

5.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020

Land and improvements	$22,909	$22,773
Buildings	49,361	47,663
Leasehold improvements	3,057	-
Machinery and equipment	140,015	127,679
Equipment under finance lease	2,839	2,589
	218,181	200,704
Less accumulated depreciation and amortization	(106,957)	(96,684)
	111,224	104,020
Construction in progress	10,042	6,164
Property and equipment, net	$121,266	$110,184

All property and equipment is located in the United States, except for $19.9 million and $20.3 million of net property and equipment which is located in Mexico as of December 31, 2021 and 2020, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company has recorded goodwill in connection with its business acquisitions within the Precast reportable segment. The changes in the carrying amount of goodwill for the year ended December 31, 2021 were as follows (in thousands):

Goodwill, December 31, 2020	$22,985
Acquisition of ParkUSA (Note 3)	30,699
Goodwill, December 31, 2021	$53,684

The Company performed its annual goodwill impairment test as of December 31, 2021, utilizing a qualitative analysis, and did not identify any potential impairment.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2021
Customer relationships	$29,209	$(2,997)	$26,212
Trade names and trademarks	12,825	(1,245)	11,580
Patents	1,300	(15)	1,285
Backlog	300	(129)	171
Other	329	(201)	128
Total	$43,963	$(4,587)	$39,376

As of December 31, 2020
Customer relationships	$9,409	$(1,634)	$7,775
Trade names and trademarks	3,225	(720)	2,505
Other	329	(91)	238
Total	$12,963	$(2,445)	$10,518

During the year ended December 31, 2021, intangible assets increased primarily due to the acquisition of ParkUSA. See Note 3, “Business Combinations” for additional information related to this transaction.

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2022	$4,436
2023	4,173
2024	4,017
2025	4,017
2026	4,017
Thereafter	18,716
Total amortization expense	$39,376

7.	CREDIT AGREEMENT:

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. The Company may prepay outstanding amounts in its discretion without penalty at any time, subject to applicable notice requirements. In conjunction with entering into the Credit Agreement on June 30, 2021, the Company terminated the Credit Agreement with Wells Fargo dated October 25, 2018, as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (together, the “Former Credit Agreement”), and all outstanding debt under the Former Credit Agreement, including long-term debt, was repaid.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2021.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Interest expense from revolving loan borrowings, long-term debt, and finance leases was $1.2 million, net of amounts capitalized of $0.1 million in 2021, $0.9 million, net of amounts capitalized of $0.1 million in 2020, and $0.5 million in 2019. A nominal amount of interest was capitalized in 2019.

Line of Credit (Revolving and Swingline Loans)

As of December 31, 2021 under the Amended Credit Agreement, the Company had $86.8 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $37 million. As of December 31, 2020 under the Former Credit Agreement, the Company had no outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement including certain LIBOR transition provisions, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) LIBOR plus the Applicable Margin; or (iii) the daily one month LIBOR plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.25%, depending on the Company’s Senior Leverage Ratio (as defined in the Amended Credit Agreement). Interest on outstanding revolving loans is payable quarterly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2021 and 2020, the weighted-average interest rate for outstanding borrowings was 1.85% and 1.73%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable quarterly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

8.	LEASES:

The following table summarizes the Company’s leases recorded on the Consolidated Balance Sheets (in thousands):

	December 31,
	2021	2020
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$1,730	$1,288
Operating leases	98,507	30,813
Total right-of-use assets	$100,237	$32,101

Lease liabilities:
Finance leases	$2,169	$1,729
Operating leases	98,429	30,115
Total lease liabilities	$100,598	$31,844

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.1 million and $1.3 million as of December 31, 2021 and 2020, respectively.

Lease cost consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$413	$422	$435
Interest on lease liabilities	90	79	57
Operating lease cost	4,627	3,647	1,934
Short-term lease cost	993	745	1,442
Variable lease cost	158	199	141
Total lease cost	$6,281	$5,092	$4,009

The future maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

	Finance Leases	Operating Leases

2022	$574	$6,802
2023	378	6,669
2024	692	6,499
2025	449	6,529
2026	360	6,431
Thereafter	-	88,557
Total lease payments	2,453	121,487
Amount representing interest	(284)	(23,058)
Present value of lease liabilities	2,169	98,429
Current portion of lease liabilities (1)	(475)	(4,704)
Long-term lease liabilities (2)	$1,694	$93,725

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)
Finance leases	3.56	3.67
Operating leases	18.42	18.21
Weighted-average discount rate
Finance leases	5.10%	5.22%
Operating leases	2.18%	3.36%

The following table presents other information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(90)	$(79)	$(57)
Operating cash flows from operating leases	(4,142)	(3,481)	(1,909)
Financing cash flows from finance leases	(415)	(420)	(434)
Right-of-use assets obtained in exchange for finance lease liabilities	853	507	819
Right-of-use assets obtained in exchange for operating lease liabilities	16,043	4,471	1,335

9.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2021
Financial assets:
Deferred compensation plan	$4,321	$3,830	$491	$-
Foreign currency forward contracts	17	-	17	-
Total financial assets	$4,338	$3,830	$508	$-

Financial liabilities:
Foreign currency forward contracts	$(661)	$-	$(661)	$-

As of December 31, 2020
Financial assets:
Deferred compensation plan	$4,717	$3,884	$833	$-

Financial liabilities:
Foreign currency forward contracts	$(1,150)	$-	$(1,150)	$-

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

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

For each foreign currency forward contract entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all foreign currency forward contracts to specific firm commitments or forecasted transactions and designating the foreign currency forward contracts as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized loss on cash flow hedges on the Consolidated Statements of Comprehensive Income. If it is determined that a foreign currency forward contract is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that foreign currency forward contract prospectively.

As of December 31, 2021 and 2020, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $19.0 million (CAD$24.1 million) and $15.3 million (CAD$19.5 million), respectively. As of December 31, 2021, the Company’s foreign currency forward contracts mature at various dates through April 2023 and are subject to an enforceable master netting arrangement.

As of December 31, 2021 and 2020, all foreign currency forward contracts were designated as cash flow hedges. Gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were approximately $0, $(0.6) million, and $(0.1) million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was $(0.3) million, of which approximately $0 is expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales. See Note 16, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract gains and losses.

11.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 8%, 8%, and 6% of employee contributions to the plan, subject to certain limitations, for the years ended December 31, 2021, 2020, and 2019, respectively. The defined contribution retirement plan offers 25 investment options.

ParkUSA had a defined contribution retirement plan that covered substantially all of its employees and provided for a match of up to 100% of the first 4% of employee contributions to the plan, subject to certain limitations. After the acquisition of ParkUSA on October 5, 2021, employees of ParkUSA continued to contribute to this plan until it was merged into the Company’s plan effective December 31, 2021.

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

As of December 31, 2021 and 2020, the Company had recorded, in accordance with the actuarial valuations, an accrued pension liability of $1.0 million and $1.6 million, respectively, in Other long-term liabilities and an unrecognized actuarial loss, net of tax, of $1.5 million and $1.8 million, respectively, in Accumulated other comprehensive loss. Additionally, as of December 31, 2021 and 2020, the projected and accumulated benefit obligation was $6.1 million and $6.5 million, respectively, and the fair value of plan assets was $5.1 million and $4.9 million, respectively.

The net periodic benefit cost for each of the years ended December 31, 2021, 2020, and 2019 was approximately $0. The weighted-average discount rates used to measure the projected benefit obligation were 2.41% and 2.04% as of December 31, 2021 and 2020, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.0% as of December 31, 2021 and 2020.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. The deferred compensation plan generally matched up to 50% of the first $10,000 of officer contributions to the plan and the first $5,000 of other selected highly compensated employee contributions, subject to certain limitations. As of December 31, 2021 and 2020, deferred compensation plan balances of $4.3 million and $4.7 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2021, 2020, and 2019 was $1.8 million, $1.6 million, and $1.2 million, respectively, and is primarily related to the defined contribution plan.

12.	SHARE-BASED COMPENSATION:

The Company has one active stock incentive plan for employees and directors, the 2007 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, RSUs, and PSAs.

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2021	2020	2019

Cost of sales	$1,003	$822	$383
Selling, general, and administrative expense	2,213	2,266	1,326
Total	$3,216	$3,088	$1,709

There were 222,022 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2021, assuming the outstanding PSAs vest at the target level of 100%.

Stock Options Awards

The Company’s stock incentive plan provides that options become exercisable according to vesting schedules and terminate according to the terms of the grant. There were no options granted during the years ended December 31, 2021, 2020, or 2019. During the year ended December 31, 2020, 24,000 stock options at a weighted-average exercise price of $24.15 were exercised. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.1 million. There were no options exercised during the years ended December 31, 2021 or 2019. As of December 31, 2021 and 2020, there were no stock options outstanding.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2020	129,572	$25.86
RSUs and PSAs granted	90,368	33.30
RSUs and PSAs vested (2)	(58,809)	25.53
Unvested RSUs and PSAs as of December 31, 2021	161,131	30.26

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2021; the actual number of common shares that were issued was determined by multiplying the PSAs by a payout percentage based on the performance-based conditions achieved. The payout percentage was 126% for the 2019-2020 performance period and 200% for the 2020 performance period.

The unvested balance of RSUs and PSAs as of December 31, 2021 includes approximately 116,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The weighted-average grant date fair value of RSUs and PSAs granted during the years ended December 31, 2021, 2020, and 2019 was $33.30, $26.61, and $23.56, respectively. The total fair value of RSUs and PSAs vested during the years ended December 31, 2021, 2020, and 2019 was $3.3 million, $2.0 million, and $0, respectively.

Based on the estimated level of achievement of the performance targets associated with the PSAs, as of December 31, 2021, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

For the years ended December 31, 2021, 2020, and 2019, stock awards of 12,606 shares, 17,442 shares, and 11,924 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $30.94 in 2021, $25.81 in 2020, and $25.16 in 2019.

13.	COMMITMENTS AND CONTINGENCIES:

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

The ODEQ is separately providing oversight of voluntary investigations and source control activities by the Company involving the Company’s site, which are focused on controlling any current “uplands” releases of contaminants into the Willamette River. No liabilities have been established in connection with these investigations because the extent of contamination and the Company’s responsibility for the contamination have not yet been determined.

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

Commitments

As of December 31, 2021, the Company’s commitments include approximately $10 million relating to its investment in a new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of December 31, 2021. The letters of credit relate to workers’ compensation insurance.

14.	REVENUE:

Net sales by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales by geographic region:
United States	$313,729	$254,956	$252,797
Canada	19,584	30,951	26,520
Total	$333,313	$285,907	$279,317

One SPP customer accounted for 12%, 16% and 23% of total net sales for the years ended December 31, 2021, 2020, and 2019, respectively. No Precast customer accounted for more than 10% of total net sales for the years ended December 31, 2021, 2020, and 2019.

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $2.0 million, $2.2 million, and $(1.2) million for the years ended December 31, 2021, 2020, and 2019, respectively.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Year Ended December 31,
	2021	2020	2019

Over time (Engineered Steel Pressure Pipe)	$259,823	$241,690	$279,317
Point in time (Precast Infrastructure and Engineered Systems)	73,490	44,217	-
Net sales	$333,313	$285,907	$279,317

Contract Assets and Liabilities

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the years ended December 31, 2021, 2020, and 2019 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $6.2 million, $12.3 million, and $3.7 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of December 31, 2021, backlog was approximately $183 million. The Company expects to recognize approximately 82% of the remaining performance obligations in 2022 and 18% in 2023.

15.	INCOME TAXES:

The United States and foreign components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

United States	$14,000	$24,768	$32,244
Foreign	1,158	866	396
Total	$15,158	$25,634	$32,640

The components of Income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$2,256	$958	$174
State	1,064	1,342	(16)
Foreign	213	243	439
Total current income tax expense	3,533	2,543	597
Deferred:
Federal	573	4,380	3,597
State	(464)	(386)	561
Foreign	(7)	47	(17)
Total deferred income tax expense	102	4,041	4,141
Total income tax expense	$3,635	$6,584	$4,738

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019

Income tax expense at federal statutory rate	$3,183	$5,383	$6,854
State expense, net of federal income tax effect	547	953	1,261
Change in valuation allowance	(247)	(181)	(3,564)
Nondeductible expenses	(31)	447	(24)
Foreign rate differential	104	78	36
Other	79	(96)	175
Income tax expense	$3,635	$6,584	$4,738
Effective income tax rate	24.0%	25.7%	14.5%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Accrued employee benefits	$3,125	$3,525
Inventories	30	73
Trade receivable, net	833	958
Net operating loss carryforwards	3,099	3,231
Tax credit carryforwards	2,888	2,699
Contract assets, net	313	-
Other	984	389
	11,272	10,875
Valuation allowance	(5,899)	(6,228)
	5,373	4,647
Deferred income tax liabilities:
Contract assets, net	-	(1,366)
Property and equipment	(12,937)	(12,029)
Intangible assets	(1,902)	(2,737)
Goodwill	(129)	-
Prepaid expenses	(1,005)	(889)
	(15,973)	(17,021)

Net deferred income tax liabilities	$(10,600)	$(12,374)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$384	$107
Deferred income taxes	(10,984)	(12,481)
Net deferred income tax liabilities	$(10,600)	$(12,374)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2021, net of any valuation allowance. As of December 31, 2021, the Company continues to maintain a valuation allowance on federal tax credits, capital loss carryforwards, and select state jurisdictions.

As of December 31, 2021, the Company had approximately $0.4 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2026, and $0.8 million of capital loss carryforwards, which expire in 2024. As of December 31, 2021, the Company also had approximately $27.3 million of state net operating loss carryforwards, which expire on various dates between 2022 and 2038, and state income tax credit carryforwards of $4.4 million, which begin to expire in 2022. As of December 31, 2021, the Company also had approximately $4.6 million of foreign net operating loss carryforwards, which expire on various dates between 2023 and 2030.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2017.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019

Unrecognized income tax benefits, beginning of year	$4,350	$4,350	$4,350
Increases for positions taken in prior years	16	-	-
Unrecognized income tax benefits, end of year	$4,366	$4,350	$4,350

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2021, the Company had approximately $0 accrued interest related to uncertain income tax positions, and none as of December 31, 2020. Total interest for uncertain income tax positions did not change materially in 2021, 2020, or 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law making significant changes to the Internal Revenue Code. Changes included, but were not limited to, a federal corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On January 1, 2019, the Company adopted Accounting Standards Update No. 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018‑02”), which resulted in a reclassification of $0.2 million from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the TCJA.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2021	2020

Pension liability adjustment, net of income tax benefit of $577 and $679	$(1,487)	$(1,795)
Unrealized loss on cash flow hedges, net of income tax benefit of $61 and $20	(195)	(71)
Total	$(1,682)	$(1,866)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Total

Balance, December 31, 2020	$(1,795)	$(71)	$(1,866)

Other comprehensive income (loss) before reclassifications	386	(178)	208
Amounts reclassified from Accumulated other comprehensive loss	(78)	54	(24)
Net current period adjustments to Other comprehensive loss	308	(124)	184

Balance, December 31, 2021	$(1,487)	$(195)	$(1,682)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the
Details about Accumulated Other	Year Ended December 31,			Consolidated Statements
Comprehensive Loss Components	2021	2020	2019	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(7)	$(16)	$(11)	Cost of sales
Non-service cost	110	46	(15)	Other income
Associated income tax (expense) benefit	(25)	(8)	4	Income tax expense
	78	22	(22)
Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	(72)	(378)	5	Net sales
Associated income tax benefit	18	97	2	Income tax expense
	(54)	(281)	7
Total reclassifications for the period	$24	$(259)	$(15)

17.	SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold and the manufacturing process used by the Company and are the segments of the Company for which separate financial information is available and for which operating results are regularly evaluated by the Company’s chief operating decision maker, its Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance. Management evaluates segment performance based on gross profit. The Company does not allocate selling, general, and administrative expenses, interest, other non-operating income or expense items, or taxes to segments.

The Company’s Engineered Steel Pressure Pipe segment manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, SPP makes products for industrial plant piping systems and certain structural applications. SPP has manufacturing facilities located in Portland, Oregon; Adelanto, California; Saginaw, Texas; Tracy, California; Parkersburg, West Virginia; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

The Company’s Precast Infrastructure and Engineered Systems segment manufactures high-quality precast and reinforced concrete products, including manholes, box culverts, vaults, catch basins, oil water separators, pump lift stations, biofiltration, and other environmental and engineered solutions. Precast has manufacturing facilities located in Houston, Texas; Orem, Utah; Dallas, Texas; Salt Lake City, Utah; San Antonio, Texas; and St. George, Utah.

The following table disaggregates revenue as well as other financial information based on the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales:
Engineered Steel Pressure Pipe	$259,823	$241,690	$279,317
Precast Infrastructure and Engineered Systems	73,490	44,217	-
Total	$333,313	$285,907	$279,317

Gross profit:
Engineered Steel Pressure Pipe	$31,281	$44,293	$47,184
Precast Infrastructure and Engineered Systems	12,973	6,226	-
Total	$44,254	$50,519	$47,184

Depreciation and amortization expense:
Engineered Steel Pressure Pipe	$9,524	$10,746	$12,363
Precast Infrastructure and Engineered Systems	3,738	3,407	-
	13,262	14,153	12,363
Corporate	362	398	350
Total	$13,624	$14,551	$12,713

Capital expenditures:
Engineered Steel Pressure Pipe	$7,538	$12,031	$8,033
Precast Infrastructure and Engineered Systems	5,255	1,397	-
	12,793	13,428	8,033
Corporate	469	585	552
Total	$13,262	$14,013	$8,585

The following table disaggregates total assets based on the Company’s reportable segments (in thousands):

	December 31,
	2021	2020
Total assets:
Engineered Steel Pressure Pipe	$308,819	$249,680
Precast Infrastructure and Engineered Systems	228,627	77,765
	537,446	327,445
Corporate	10,233	45,570
Total	$547,679	$373,015

18.	QUARTERLY DATA (UNAUDITED):

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2021
Net sales:
Engineered Steel Pressure Pipe	$60,057	$58,748	$69,439	$71,579	$259,823
Precast Infrastructure and Engineered Systems	12,254	15,064	15,204	30,968	73,490
Total	$72,311	$73,812	$84,643	$102,547	$333,313

Gross profit:
Engineered Steel Pressure Pipe	$7,154	$6,615	$8,844	$8,668	$31,281
Precast Infrastructure and Engineered Systems	1,621	2,923	3,519	4,910	12,973
Total	$8,775	$9,538	$12,363	$13,578	$44,254

Net income	$2,175	$2,131	$4,946	$2,271	$11,523

Income per share:
Basic	$0.22	$0.22	$0.50	$0.23	$1.17
Diluted	$0.22	$0.21	$0.50	$0.23	$1.16

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
For the Year Ended December 31, 2020
Net sales:
Engineered Steel Pressure Pipe	$60,878	$57,649	$65,077	$58,086	$241,690
Precast Infrastructure and Engineered Systems	8,045	12,322	12,555	11,295	44,217
Total	$68,923	$69,971	$77,632	$69,381	$285,907

Gross profit:
Engineered Steel Pressure Pipe	$8,765	$10,704	$13,917	$10,907	$44,293
Precast Infrastructure and Engineered Systems	814	2,254	1,702	1,456	6,226
Total	$9,579	$12,958	$15,619	$12,363	$50,519

Net income	$564	$5,998	$7,267	$5,221	$19,050

Income per share:
Basic	$0.06	$0.61	$0.74	$0.54	$1.95
Diluted	$0.06	$0.61	$0.73	$0.53	$1.93

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$767	$653	$(917)	$503
Valuation allowance for deferred income tax assets	6,228	-	(329)	5,899

Year Ended December 31, 2020:
Allowance for doubtful accounts	$801	$430	$(464)	$767
Valuation allowance for deferred income tax assets	6,126	240	(138)	6,228

Year Ended December 31, 2019:
Allowance for doubtful accounts	$660	$312	$(171)	$801
Valuation allowance for deferred income tax assets	9,433	345	(3,652)	6,126

S- 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2022.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March 2022.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President, and Chief Executive Officer
Scott Montross	(principal executive officer)

/S/ AARON WILKINS	Senior Vice President, Chief Financial Officer and Corporate Secretary
Aaron Wilkins	(principal financial and accounting officer)

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ AMANDA L. KULESA	Director
Amanda L. Kulesa

/S/ KEITH R. LARSON	Director
Keith R. Larson

/S/ JOHN T. PASCHAL	Director
John T. Paschal