Form 10-Q
period 2022-03-31
NORTHWEST PIPE CO
filed 2022-05-06
CIK 1001385

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of April 27, 2022 was 9,915,980 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Net sales	$109,331	$72,311
Cost of sales	94,545	63,536
Gross profit	14,786	8,775
Selling, general, and administrative expense	9,368	5,830
Operating income	5,418	2,945
Other income	44	59
Interest expense	(560)	(227)
Income before income taxes	4,902	2,777
Income tax expense	1,343	602
Net income	$3,559	$2,175

Net income per share:
Basic	$0.36	$0.22
Diluted	$0.36	$0.22

Shares used in per share calculations:
Basic	9,881	9,814
Diluted	9,973	9,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$3,559	$2,175

Other comprehensive income (loss), net of tax:
Pension liability adjustment	22	29
Unrealized gain (loss) on cash flow hedges	(307)	32
Other comprehensive income (loss), net of tax	(285)	61
Comprehensive income	$3,274	$2,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,301	$2,997
Trade and other receivables, less allowance for doubtful accounts of $555 and $503	59,227	52,664
Contract assets	111,067	107,170
Inventories	62,708	59,651
Prepaid expenses and other	4,939	5,744
Total current assets	241,242	228,226
Property and equipment, less accumulated depreciation and amortization of $109,490 and $106,957	123,047	121,266
Operating lease right-of-use assets	97,085	98,507
Goodwill	53,684	53,684
Intangible assets, net	38,182	39,376
Other assets	6,281	6,620
Total assets	$559,521	$547,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,953	$32,267
Accrued liabilities	23,912	24,498
Contract liabilities	4,090	2,623
Current portion of operating lease liabilities	4,769	4,704
Total current liabilities	69,724	64,092
Borrowings on line of credit	90,252	86,761
Operating lease liabilities	92,539	93,725
Deferred income taxes	11,370	10,984
Other long-term liabilities	8,638	8,734
Total liabilities	272,523	264,296

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,915,980 and 9,870,567 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	99	99
Additional paid-in-capital	125,403	125,062
Retained earnings	163,463	159,904
Accumulated other comprehensive loss	(1,967)	(1,682)
Total stockholders’ equity	286,998	283,383
Total liabilities and stockholders’ equity	$559,521	$547,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	3,559	-	3,559
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	22	22
Unrealized loss on cash flow hedges, net of tax benefit of $47	-	-	-	-	(307)	(307)
Issuance of common stock under stock compensation plans, net of tax withholdings	45,413	-	(294)	-	-	(294)
Share-based compensation expense	-	-	635	-	-	635
Balances, March 31, 2022	9,915,980	$99	$125,403	$163,463	$(1,967)	$286,998

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	2,175	-	2,175
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on cash flow hedges, net of tax expense of $8	-	-	-	-	32	32
Issuance of common stock under stock compensation plans, net of tax withholdings	52,524	1	(223)	-	-	(222)
Share-based compensation expense	-	-	697	-	-	697
Balances, March 31, 2021	9,857,961	$99	$123,487	$150,556	$(1,805)	$272,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,559	$2,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	2,935	2,698
Amortization of intangible assets	1,194	316
Deferred income taxes	383	271
Share-based compensation expense	635	697
Other, net	117	(68)
Changes in operating assets and liabilities:
Trade and other receivables	(6,640)	2,308
Contract assets, net	(2,430)	(2,636)
Inventories	(3,057)	(3,988)
Prepaid expenses and other assets	2,507	1,203
Accounts payable	4,616	165
Accrued and other liabilities	(2,171)	(3,727)
Net cash provided by (used in) operating activities	1,648	(586)
Cash flows from investing activities:
Purchases of property and equipment	(4,440)	(1,861)
Other investing activities	30	99
Net cash used in investing activities	(4,410)	(1,762)
Cash flows from financing activities:
Borrowings on line of credit	38,023	-
Repayments on line of credit	(34,532)	-
Payments on long-term debt	-	(5,364)
Payments on finance lease obligations	(125)	(100)
Tax withholdings related to net share settlements of equity awards	(294)	(222)
Other financing activities	(6)	-
Net cash provided by (used in) financing activities	3,066	(5,686)
Change in cash and cash equivalents	304	(8,034)
Cash and cash equivalents, beginning of period	2,997	37,927
Cash and cash equivalents, end of period	$3,301	$29,893

Noncash investing and financing activities:
Accrued property and equipment purchases	$857	$428
Right-of-use assets obtained in exchange for operating lease liabilities	$26	$4,656
Right-of-use assets obtained in exchange for finance lease liabilities	$338	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding the allocation of resources.

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

Effective in the fourth quarter of 2021, as a result of the acquisition of Park Environmental Equipment, LLC (“ParkUSA”), the Company revised its historical one segment position and identified the new operating segments, SPP and Precast, to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. See Note 12, “Segment Information” for detailed descriptions of these segments. As a result, certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2021 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021 (“2021 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2021 Form 10‑K.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022, particularly in light of the coronavirus disease 2019 pandemic and its effects on the domestic and global economies.

2.	Business Combination

On October 5, 2021, the Company completed the acquisition of 100% of Park Environmental Equipment, LLC for a purchase price of approximately $88.4 million in cash, subject to a post-closing adjustment based on changes in net working capital, and is included in the Precast segment for all periods following the acquisition date. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations continue with ParkUSA’s previous management and workforce at its three Texas manufacturing facilities located in Houston, Dallas, and San Antonio.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of October 5, 2021 (in thousands):

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

The tangible and intangible assets acquired and liabilities assumed were recognized based on their estimated fair values on the acquisition date, with the excess purchase consideration recorded as goodwill. The asset and liability fair value measurements primarily related to inventories, identifiable intangible assets, deferred income taxes, accrued liabilities, and goodwill, are preliminary and subject to change as additional information is obtained. The acquisition accounting will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)

Customer relationships	10.0	$19,800
Trade names and trademarks	10.0	9,600
Patents	21.0	1,300
Backlog	0.6	300
Total intangible assets	10.2	$31,000

Goodwill arose from the acquisition of an assembled workforce, expansion of product offerings, and management’s industry know-how, and is expected to be deductible for tax purposes.

The Company incurred transaction costs associated with this acquisition of approximately $0 and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Disclosures

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of ParkUSA had occurred on January 1 of the year prior to the acquisition (in thousands):

Three Months Ended March 31, 2021

Net sales	$85,530
Net income	3,972

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition of ParkUSA had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by ParkUSA. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ParkUSA to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the year prior to the acquisition. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisition of ParkUSA had been outstanding since January 1 of the year prior to the acquisition. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Raw materials	$47,297	$44,697
Work-in-process	2,905	3,018
Finished goods	10,620	10,096
Supplies	1,886	1,840
Total inventories	$62,708	$59,651

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2022
Financial assets:
Deferred compensation plan	$4,085	$3,567	$518	$-
Foreign currency forward contracts	4	-	4	-
Total financial assets	$4,089	$3,567	$522	$-

Financial liabilities:
Foreign currency forward contracts	$(814)	$-	$(814)	$-

As of December 31, 2021
Financial assets:
Deferred compensation plan	$4,321	$3,830	$491	$-
Foreign currency forward contracts	17	-	17	-
Total financial assets	$4,338	$3,830	$508	$-

Financial liabilities:
Foreign currency forward contracts	$(661)	$-	$(661)	$-

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

As of March 31, 2022, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $15.9 million (CAD$19.8 million) and $9.9 million (EUR$9.0 million). As of December 31, 2021, the total notional amount of the foreign currency forward contracts designated as cash flow hedges was $19.0 million (CAD$24.1 million). As of March 31, 2022, the Company’s foreign currency forward contracts mature at various dates through April 2023 and are subject to an enforceable master netting arrangement.

As of March 31, 2022 and December 31, 2021, all foreign currency forward contracts were designated as cash flow hedges. Gains (losses) recognized in Net sales from foreign currency forward contracts not designated as hedging instruments were approximately $0 for the three months ended March 31, 2022 and 2021. There were no gains (losses) recognized in Property and equipment from foreign currency forward contracts not designated as hedging instruments for the three months ended March 31, 2022 and 2021. As of March 31, 2022, unrealized pretax losses on outstanding foreign currency forward contracts in Accumulated other comprehensive loss was $0.6 million, of which $0.2 million is expected to be reclassified to Net sales within the next twelve months as a result of underlying hedged transactions also being recorded in Net sales and $0.2 million is expected to be reclassified to Property and equipment within the next twelve months as a result of underlying hedged transactions also being recorded in Property and equipment. See Note 10, “Accumulated Other Comprehensive Loss” for additional information regarding foreign currency forward contract gains and losses.

On March 23, 2022, the Company entered into an interest rate swap transaction which will begin April 29, 2022, at a notional amount of $40.0 million, a fixed rate of 1.94%, and a maturity date of April 30, 2024.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2022	2021

Cost of sales	$240	$230
Selling, general, and administrative expense	395	467
Total	$635	$697

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2021	161,131	$30.26
RSUs and PSAs vested (2)	(68,581)	29.29
Unvested RSUs and PSAs as of March 31, 2022	92,550	30.98

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2022, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 141% for the 2020-2021 performance period and 93% for the 2021 performance period.

The unvested balance of RSUs and PSAs as of March 31, 2022 includes approximately 69,000 PSAs at a target level of performance. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs, as of March 31, 2022, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Commitments

As of March 31, 2022, the Company’s commitments include approximately $10 million relating to its investment in a new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of March 31, 2022. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $(0.8) million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2022	2021

Over time (Engineered Steel Pressure Pipe)	$74,715	$60,057
Point in time (Precast Infrastructure and Engineered Systems)	34,616	12,254
Net sales	$109,331	$72,311

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $1.6 million and $4.7 million during the three months ended March 31, 2022 and 2021, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of March 31, 2022, backlog was approximately $200 million. The Company expects to recognize approximately 65% of the remaining performance obligations in 2022, 32% in 2023, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2017.

The Company recorded income tax expense at an estimated effective income tax rate of 27.4% and 21.7% for the three months ended March 31, 2022 and 2021, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2022 was primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rate for the three months ended March 31, 2021 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards.

10.	Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Cash Flow Hedges	Total

Balance, December 31, 2021	$(1,487)	$(195)	$(1,682)

Other comprehensive income (loss) before reclassifications	20	(296)	(276)
Amounts reclassified from Accumulated other comprehensive loss	2	(11)	(9)
Net current period other comprehensive income (loss)	22	(307)	(285)

Balance, March 31, 2022	$(1,465)	$(502)	$(1,967)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated Statements of Operations
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31,
	2022	2021

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(2)	$(4)	Cost of sales
	(2)	(4)	Net of tax

Unrealized gain (loss) on cash flow hedges:
Gain (loss) on cash flow hedges	14	(36)	Net sales
Associated income tax (expense) benefit	(3)	9	Income tax expense
	11	(27)	Net of tax

Total reclassifications for the period	$9	$(31)

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Net income	$3,559	$2,175

Basic weighted-average common shares outstanding	9,881	9,814
Effect of potentially dilutive common shares (1)	92	107
Diluted weighted-average common shares outstanding	9,973	9,921

Net income per common share:
Basic	$0.36	$0.22
Diluted	$0.36	$0.22

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 16,000 and 7,000 for the three months ended March 31, 2022 and 2021, respectively.

12.	Segment Information

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2022	2021
Net sales:
Engineered Steel Pressure Pipe	$74,715	$60,057
Precast Infrastructure and Engineered Systems	34,616	12,254
Total	$109,331	$72,311

Gross profit:
Engineered Steel Pressure Pipe	$7,189	$7,154
Precast Infrastructure and Engineered Systems	7,597	1,621
Total	$14,786	$8,775

13.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2021 Form 10‑K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2022 (“2022 Q1 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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
•

our ability to effectively integrate Park Environmental Equipment, LLC (“ParkUSA”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

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
•

other risks discussed in our Annual Report on Form 10‑K for the year ended December 31, 2021 (“2021 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (“SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2022 Q1 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we manufacture high-quality precast and reinforced concrete products; water, wastewater, and stormwater equipment; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to quality and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

In October 2021 we acquired Park Environmental Equipment, LLC, a precast concrete and steel fabrication-based company in Texas that develops and manufactures water, wastewater, and environmental solutions. Effective in the fourth quarter of 2021, as a result of the acquisition of ParkUSA, we revised our historical one segment position and identified the new operating segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”), to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources. For detailed descriptions of these segments, see Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q1 Form 10‑Q.

Our Current Economic Environment

We operate our business with a long-term time horizon, as our SPP projects are often planned for many years in advance, and are sometimes part of 50‑year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and financing along with increased manufacturing capacity from competition could impact the business. Additionally, we have started to experience effects of a current labor shortage at certain manufacturing facilities, for which we are mitigating the impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could have an adverse effect on our business.

Purchased steel typically represents between 25% and 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel prices dropped significantly during the first quarter of 2022 from their peaks realized at the end of 2021, and subsequently began to rebound. Due to the length of lead times and production times for steel required to manufacture our products, the effects of these lower steel costs from purchases in the first quarter are yet to be realized in our financial results.

Russia’s invasion of Ukraine is considered to be largely responsible for increased fuel costs, increasing our delivery costs. While these costs are generally passed along to the customer, there can be no assurance that all of these increased costs will be recouped, which could be material until world economic forces stabilize. Freight costs represent approximately 5% of cost of sales of our SPP business, for which the risk is more significant, due to the long lead times between when an SPP contract is entered and the product is shipped.

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, and interest rates. According to the United States Census Bureau, housing starts are expected to increase to 1.8 million in 2022 during which period the population of the United States is expected to increase by approximately 2 million people. In March 2022, the Federal Reserve approved a 0.25 percentage point increase to the Federal funds rate, and is expected to continue to increase this benchmark rate through 2022 and into 2023. While this is expected to temper long-term demand for housing, the immediate impacts are made uncertain by pent-up demand for housing as well as labor and commodity shortages currently limiting the supply of new homes.

Impact of the COVID‑19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID‑19 a pandemic. The impacts of the COVID‑19 pandemic on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain unknown. While the COVID‑19 pandemic has caused various direct and indirect financial impacts associated with project bidding, execution, and product deliveries over the past couple of years, we remain unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$74,715	68.3%	$60,057	83.1%
Precast Infrastructure and Engineered Systems	34,616	31.7	12,254	16.9
Total net sales	109,331	100.0	72,311	100.0
Cost of sales:
Engineered Steel Pressure Pipe	67,526	61.8	52,903	73.2
Precast Infrastructure and Engineered Systems	27,019	24.7	10,633	14.7
Total cost of sales	94,545	86.5	63,536	87.9
Gross profit:
Engineered Steel Pressure Pipe	7,189	6.5	7,154	9.9
Precast Infrastructure and Engineered Systems	7,597	7.0	1,621	2.2
Total gross profit	14,786	13.5	8,775	12.1
Selling, general, and administrative expense	9,368	8.5	5,830	8.0
Operating income	5,418	5.0	2,945	4.1
Other income	44	-	59	0.1
Interest expense	(560)	(0.5)	(227)	(0.4)
Income before income taxes	4,902	4.5	2,777	3.8
Income tax expense	1,343	1.2	602	0.8
Net income	$3,559	3.3%	$2,175	3.0%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net sales. Net sales increased 51.2% to $109.3 million in the first quarter of 2022 compared to $72.3 million in the first quarter of 2021.

SPP net sales increased 24.4% to $74.7 million in the first quarter of 2022 compared to $60.0 million in the first quarter of 2021 driven by an 85% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 33% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales increased 182.5% to $34.6 million in the first quarter of 2022 compared to $12.3 million in the first quarter of 2021 primarily due to the ParkUSA operations acquired in October 2021, which contributed $19.7 million in net sales during the first quarter of 2022, as well as a 22% increase in net sales at the Geneva Pipe and Precast Company (“Geneva”) operations due to a 35% increase in selling prices due to the high demand for our concrete products coupled with increased material costs, partially offset by a 10% decrease in volume shipped due to the changes in product mix.

Gross profit. Gross profit increased 68.5% to $14.8 million (13.5% of net sales) in the first quarter of 2022 compared to $8.8 million (12.1% of net sales) in the first quarter of 2021.

SPP gross profit remained relatively flat at $7.2 million (9.6% of SPP net sales) in the first quarter of 2022 compared to $7.2 million (11.9% of SPP net sales) in the first quarter of 2021 due to the combination of changes in product mix and pressure on project pricing. SPP gross profit in the first quarter of 2022 was reduced, in part, as a result of a product liability settlement reserve recorded in the quarter.

Precast gross profit increased 368.7% to $7.6 million (21.9% of Precast net sales) in the first quarter of 2022 compared to $1.6 million (13.2% of Precast net sales) in the first quarter of 2021 due to contributions from the ParkUSA operations, as well as improved pricing at the Geneva operations.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 60.7% to $9.4 million (8.5% of net sales) in the first quarter of 2022 compared to $5.8 million (8.0% of net sales) in the first quarter of 2021. The increase in selling, general, and administrative expense was primarily due to the acquired ParkUSA operations, including $1.3 million in higher compensation-related expense and $0.8 million in higher amortization expense. We also incurred an additional $1.0 million in higher compensation-related expense and $0.4 million in higher professional fees compared to the first quarter of 2021.

Income taxes. Income tax expense was $1.3 million in the first quarter of 2022 (an effective income tax rate of 27.4%) compared to $0.6 million in the first quarter of 2021 (an effective income tax rate of 21.7%). The estimated effective income tax rate for the first quarter of 2022 was impacted by non-deductible permanent differences. The estimated effective income tax rate for the first quarter of 2021 was impacted by the tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the three months ended March 31, 2022 and 2021 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2022 Q1 Form 10‑Q, and are further discussed below. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of March 31, 2022, our working capital (current assets minus current liabilities) was $171.5 million compared to $164.1 million as of December 31, 2021. Cash and cash equivalents totaled $3.3 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022, we had $90.3 million of outstanding revolving loan borrowings, $97.3 million of operating lease liabilities, and $2.4 million of finance lease liabilities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $1.6 million in the first quarter of 2022 compared to $(0.6) million in the first quarter of 2021. Net income, adjusted for non-cash items, provided $8.8 million of operating cash flow in the first quarter of 2022 compared to $6.1 million of operating cash flow in the first quarter of 2021. The net change in working capital used was $7.2 million of operating cash flow in the first quarter of 2022 compared to $6.7 million of operating cash flow in the first quarter of 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.4 million in the first quarter of 2022 compared to $1.8 million in the first quarter of 2021. Capital expenditures were $4.4 million in the first quarter of 2022 compared to $1.9 million in the first quarter of 2021, which was primarily for standard capital replacement. We currently expect capital expenditures in 2022 to be approximately $26 million to $30 million, which includes an approximately $13 million of additional investment in a new reinforced concrete pipe mill and the remainder primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $3.1 million in the first quarter of 2022 compared to $(5.7) million in the first quarter of 2021. Net borrowings on the line of credit were $3.5 million in the first quarter of 2022 compared to $0 in the first quarter of 2021. Net repayments on long-term debt were $0 in the first quarter of 2022 compared to $5.4 million in the first quarter of 2021.

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

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2022 Q1 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of March 31, 2022 under the Amended Credit Agreement, we had $90.3 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $34 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit available to support our operations for at least the next twelve months.

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

The letters of credit outstanding as of March 31, 2022 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of March 31, 2022. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q1 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2022 Q1 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, goodwill, intangible assets, including amortization, share-based compensation, allowance for doubtful accounts, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2022 as compared to the critical accounting estimates disclosed in our 2021 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with foreign currencies and interest rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2022, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q1 Form 10‑Q, we completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) on October 5, 2021. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of ParkUSA. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of ParkUSA from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. We have reported the operating results of ParkUSA in our condensed consolidated statements of operations and cash flows from the acquisition date through March 31, 2022. As of March 31, 2022, total assets related to ParkUSA represented approximately 16.1% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of March 31, 2022. Revenues from ParkUSA represented approximately 18.0% of our total consolidated revenues for the three months ended March 31, 2022.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of ParkUSA into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q1 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2022 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2021 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2022 Q1 Form 10‑Q are listed below:

Exhibit Number	Description

10.1

Separation Agreement dated April 8, 2022 between Northwest Pipe Company and William Smith, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2022

10.2	Second Amendment to Credit Agreement dated April 29, 2022 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association *

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2022

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)