Form 10-Q
period 2022-06-30
NORTHWEST PIPE CO
filed 2022-08-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2022 was 9,927,360 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$118,522	$73,812	$227,853	$146,123
Cost of sales	94,442	64,274	188,987	127,810
Gross profit	24,080	9,538	38,866	18,313
Selling, general, and administrative expense	10,127	6,337	19,495	12,167
Operating income	13,953	3,201	19,371	6,146
Other income	1	30	45	89
Interest expense	(869)	(348)	(1,429)	(575)
Income before income taxes	13,085	2,883	17,987	5,660
Income tax expense	3,412	752	4,755	1,354
Net income	$9,673	$2,131	$13,232	$4,306

Net income per share:
Basic	$0.98	$0.22	$1.34	$0.44
Diluted	$0.97	$0.21	$1.33	$0.43

Shares used in per share calculations:
Basic	9,918	9,861	9,900	9,837
Diluted	9,968	9,915	9,971	9,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$9,673	$2,131	$13,232	$4,306

Other comprehensive income (loss), net of tax:
Pension liability adjustment	22	29	44	58
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(96)	16	(403)	48
Unrealized gain on interest rate swap designated as cash flow hedge	233	-	233	-
Other comprehensive income (loss), net of tax	159	45	(126)	106
Comprehensive income	$9,832	$2,176	$13,106	$4,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,543	$2,997
Trade and other receivables, less allowance for doubtful accounts of $421 and $503	63,047	52,664
Contract assets	125,158	107,170
Inventories	74,247	59,651
Prepaid expenses and other	3,837	5,744
Total current assets	269,832	228,226
Property and equipment, less accumulated depreciation and amortization of $112,485 and $106,957	124,651	121,266
Operating lease right-of-use assets	95,628	98,507
Goodwill	53,684	53,684
Intangible assets, net	37,073	39,376
Other assets	5,715	6,620
Total assets	$586,583	$547,679

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,640	$32,267
Accrued liabilities	29,240	24,498
Contract liabilities	8,127	2,623
Current portion of operating lease liabilities	4,769	4,704
Total current liabilities	91,776	64,092
Borrowings on line of credit	86,713	86,761
Operating lease liabilities	91,374	93,725
Deferred income taxes	11,285	10,984
Other long-term liabilities	8,491	8,734
Total liabilities	289,639	264,296

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,927,360 and 9,870,567 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	99	99
Additional paid-in-capital	125,517	125,062
Retained earnings	173,136	159,904
Accumulated other comprehensive loss	(1,808)	(1,682)
Total stockholders’ equity	296,944	283,383
Total liabilities and stockholders’ equity	$586,583	$547,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2022	9,915,980	$99	$125,403	$163,463	$(1,967)	$286,998
Net income	-	-	-	9,673	-	9,673
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	22	22
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $106	-	-	-	-	(96)	(96)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $77	-	-	-	-	233	233
Issuance of common stock under stock compensation plans, net of tax withholdings	11,380	-	(559)	-	-	(559)
Share-based compensation expense	-	-	673	-	-	673
Balances, June 30, 2022	9,927,360	$99	$125,517	$173,136	$(1,808)	$296,944

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2021	9,857,961	$99	$123,487	$150,556	$(1,805)	$272,337
Net income	-	-	-	2,131	-	2,131
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $5	-	-	-	-	16	16
Issuance of common stock under stock compensation plans, net of tax withholdings	12,606	-	(944)	-	-	(944)
Share-based compensation expense	-	-	1,143	-	-	1,143
Balances, June 30, 2021	9,870,567	$99	$123,686	$152,687	$(1,760)	$274,712

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	13,232	-	13,232
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	44	44
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $59	-	-	-	-	(403)	(403)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $77	-	-	-	-	233	233
Issuance of common stock under stock compensation plans, net of tax withholdings	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	1,308	-	-	1,308
Balances, June 30, 2022	9,927,360	$99	$125,517	$173,136	$(1,808)	$296,944

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	4,306	-	4,306
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	58	58
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $13	-	-	-	-	48	48
Issuance of common stock under stock compensation plans, net of tax withholdings	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	1,840	-	-	1,840
Balances, June 30, 2021	9,870,567	$99	$123,686	$152,687	$(1,760)	$274,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$13,232	$4,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	6,065	5,805
Amortization of intangible assets	2,303	631
Deferred income taxes	299	67
Share-based compensation expense	1,308	1,840
Other, net	(14)	286
Changes in operating assets and liabilities:
Trade and other receivables	(10,529)	8,516
Contract assets, net	(12,484)	(16,987)
Inventories	(14,596)	(805)
Prepaid expenses and other assets	5,908	3,385
Accounts payable	17,125	1,962
Accrued and other liabilities	1,552	(3,934)
Net cash provided by operating activities	10,169	5,072
Cash flows from investing activities:
Purchases of property and equipment	(8,456)	(4,778)
Other investing activities	30	101
Net cash used in investing activities	(8,426)	(4,677)
Cash flows from financing activities:
Borrowings on line of credit	80,908	-
Repayments on line of credit	(80,956)	-
Payments on long-term debt	-	(13,762)
Payments on finance lease obligations	(265)	(196)
Tax withholdings related to net share settlements of equity awards	(853)	(1,166)
Other financing activities	(31)	-
Net cash used in financing activities	(1,197)	(15,124)
Change in cash and cash equivalents	546	(14,729)
Cash and cash equivalents, beginning of period	2,997	37,927
Cash and cash equivalents, end of period	$3,543	$23,198

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,035	$831
Right-of-use assets obtained in exchange for operating lease liabilities	$26	$4,669
Right-of-use assets obtained in exchange for finance lease liabilities	$894	$371

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.

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

The Company incurred transaction costs associated with this acquisition of $0.1 million during the three and six months ended June 30, 2022 and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Disclosures

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of ParkUSA had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

Net sales	$92,130	$177,660
Net income	5,798	9,770

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

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Raw materials	$56,735	$44,697
Work-in-process	2,914	3,018
Finished goods	12,701	10,096
Supplies	1,897	1,840
Total inventories	$74,247	$59,651

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2022
Financial assets:
Deferred compensation plan	$3,610	$3,109	$501	$-
Interest rate swap	310	-	310	-
Foreign currency forward contracts	30	-	30	-
Total financial assets	$3,950	$3,109	$841	$-

Financial liabilities:
Foreign currency forward contracts	$(714)	$-	$(714)	$-

As of December 31, 2021
Financial assets:
Deferred compensation plan	$4,321	$3,830	$491	$-
Foreign currency forward contracts	17	-	17	-
Total financial assets	$4,338	$3,830	$508	$-

Financial liabilities:
Foreign currency forward contracts	$(661)	$-	$(661)	$-

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

The foreign currency forward contracts and interest rate swap are derivatives valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. The foreign currency forward contracts and interest rate swap are presented at their gross fair values. Foreign currency forward contract and interest rate swap assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments.

5.	Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. Consistent with the Company’s strategy for financial risk management, the Company has established a program that utilizes foreign currency forward contracts and interest rate swaps to offset the risks associated with the effects of these exposures.

For each derivative entered into in which the Company seeks to obtain cash flow hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives to specific firm commitments or forecasted transactions and designating the derivatives as cash flow hedges. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The effective portion of these hedged items is reflected in Unrealized gain (loss) on cash flow hedges on the Condensed Consolidated Statements of Comprehensive Income. If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company is required to discontinue hedge accounting with respect to that derivative prospectively.

As of June 30, 2022, the total notional amount of the foreign currency forward contracts was $19.5 million (CAD$25.2 million) and $7.8 million (EUR$7.4 million), which included $1.1 million (CAD$1.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2021, the total notional amount of the foreign currency forward contracts was $19.0 million (CAD$24.1 million), and all foreign currency forward contracts were designated as cash flow hedges. As of June 30, 2022, the Company’s foreign currency forward contracts mature at various dates through October 2023 and are subject to an enforceable master netting arrangement.

As of June 30, 2022, the interest rate swap which effectively converts a portion of the Company’s variable-rate debt to fixed-rate debt was designated as a cash flow hedge. The Company receives floating interest payments monthly based on the Secured Overnight Financing Rate and pays a fixed rate of 1.941% to the counterparty. As of June 30, 2022, the total notional amount was $36.7 million, which will amortize ratably on a monthly basis to zero by the April 2024 maturity date.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Foreign currency forward contracts:
Net sales	$230	$(146)	$242	$(101)
Property and equipment	(127)	-	(127)	-

Interest rate swap:
Interest expense	(82)	-	(82)	-
Total	$21	$(146)	$33	$(101)

As of June 30, 2022, unrealized pretax gains (losses) on outstanding cash flow hedges in Accumulated other comprehensive loss was $(0.3) million, of which approximately $0, $(0.6) million, and $0.2 million are expected to be reclassified to Net sales, Property and equipment, and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 10, “Accumulated Other Comprehensive Loss” for additional information regarding foreign currency forward contract gains and losses.

6.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2022 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share awards (“PSAs”). In addition, the Company has one inactive stock incentive plan, the 2007 Stock Incentive Plan, under which previously granted awards remain outstanding.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of sales	$108	$253	$348	$483
Selling, general, and administrative expense	565	890	960	1,357
Total	$673	$1,143	$1,308	$1,840

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2021	161,131	$30.26
RSUs and PSAs granted	116,622	30.68
Unvested RSUs and PSAs canceled	(8,248)	31.18
RSUs and PSAs vested (2)	(68,581)	29.29
Unvested RSUs and PSAs as of June 30, 2022	200,924	30.80

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2022, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 141% for the 2020-2021 performance period and 93% for the 2021 performance period.

The unvested balance of RSUs and PSAs as of June 30, 2022 includes approximately 149,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of June 30, 2022, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

For the six months ended June 30, 2022 and 2021, stock awards of 11,380 shares and 12,606 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $30.75 in 2022 and $30.94 in 2021.

7.	Commitments and Contingencies

Portland Harbor Superfund Site

In December 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in December 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The EPA finalized the remedial investigation report in February 2016, and the feasibility study in June 2016, which identified multiple remedial alternatives. In January 2017, the EPA issued its Record of Decision selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion at net present value and 13 years to complete. The EPA has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 potentially responsible parties. Because of the large number of potentially responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Condensed Consolidated Financial Statements has been recorded as of the date of this filing.

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

Other Contingencies and Legal Proceedings

From time to time, the Company is party to a variety of legal actions, including claims, suits, complaints, and investigations arising out of the ordinary course of its business. The Company maintains insurance coverage against potential claims in amounts that are believed to be adequate. To the extent that insurance does not cover legal, defense, and indemnification costs associated with a loss contingency, the Company records accruals when such losses are considered probable and reasonably estimable. The Company believes that it is not presently a party to legal actions, the outcomes of which would have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Commitments

As of June 30, 2022, the Company’s commitments include approximately $7.7 million relating to its investment in a new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of June 30, 2022. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $0.4 million and $(0.4) million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $2.1 million for the three and six months ended June 30, 2021, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Over time (Engineered Steel Pressure Pipe)	$77,068	$58,748	$151,783	$118,805
Point in time (Precast Infrastructure and Engineered Systems)	41,454	15,064	76,070	27,318
Net sales	$118,522	$73,812	$227,853	$146,123

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $2.9 million and $2.7 million during the three and six months ended June 30, 2022, respectively and $0.9 million and $5.1 million during the three and six months ended June 30, 2021, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of June 30, 2022, backlog was approximately $303 million. The Company expects to recognize approximately 45% of the remaining performance obligations in 2022, 41% in 2023, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2017.

The Company recorded income tax expense at an estimated effective income tax rate of 26.1% and 26.4% for the three and six months ended June 30, 2022, respectively and 26.1% and 23.9% for the three and six months ended June 30, 2021, respectively. The Company’s estimated effective income tax rates for the three and six months ended June 30, 2022 were primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rate for the three months ended June 30, 2021 was primarily impacted by non-deductible permanent differences, while the estimated effective income tax rate for the six months ended June 30, 2021 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards in the first three months of 2021.

10.	Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swap Designated as Cash Flow Hedge	Total

Balances, December 31, 2021	$(1,487)	$(195)	$-	$(1,682)

Other comprehensive income (loss) before reclassifications	41	(598)	171	(386)
Amounts reclassified from Accumulated other comprehensive loss	3	195	62	260
Net current period other comprehensive income (loss)	44	(403)	233	(126)

Balances, June 30, 2022	$(1,443)	$(598)	$233	$(1,808)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

Details about Accumulated	Amount reclassified from Accumulated Other Comprehensive Loss				Affected line item in the Condensed Consolidated
Other Comprehensive	Three Months Ended June 30,		Six Months Ended June 30,		Statements of
Loss Components	2022	2021	2022	2021	Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(1)	$(4)	$(3)	$(8)	Cost of sales
	(1)	(4)	(3)	(8)	Net of tax

Unrealized loss on foreign currency forward contracts:
Loss on cash flow hedges	(105)	(20)	(91)	(56)	Net sales
Loss on cash flow hedges	(127)	-	(127)	-	Property and equipment
Associated income tax benefit	26	5	23	14	Income tax expense
	(206)	(15)	(195)	(42)	Net of tax

Unrealized loss on interest rate swap:
Loss on cash flow hedge	(82)	-	(82)	-	Interest expense
Associated income tax benefit	20	-	20	-	Income tax expense
	(62)	-	(62)	-	Net of tax

Total reclassifications for the period	$(269)	$(19)	$(260)	$(50)

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$9,673	$2,131	$13,232	$4,306

Basic weighted-average common shares outstanding	9,918	9,861	9,900	9,837
Effect of potentially dilutive common shares (1)	50	54	71	83
Diluted weighted-average common shares outstanding	9,968	9,915	9,971	9,920

Net income per common share:
Basic	$0.98	$0.22	$1.34	$0.44
Diluted	$0.97	$0.21	$1.33	$0.43

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 5,000 and 3,000 for the three and six months ended June 30, 2022, respectively. There were no antidilutive shares for the three and six months ended June 30, 2021.

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

The Company’s Engineered Steel Pressure Pipe segment (SPP) manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, and other applications. In addition, SPP makes products for industrial plant piping systems and certain structural applications. SPP has manufacturing facilities located in Adelanto and Tracy, California; St. Louis, Missouri; Portland, Oregon; Saginaw, Texas; Parkersburg, West Virginia; and San Luis Río Colorado, Mexico.

The Company’s Precast Infrastructure and Engineered Systems segment (Precast) manufactures high-quality precast and reinforced concrete products, including manholes, box culverts, vaults, catch basins, oil water separators, pump lift stations, biofiltration, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Engineered Steel Pressure Pipe	$77,068	$58,748	$151,783	$118,805
Precast Infrastructure and Engineered Systems	41,454	15,064	76,070	27,318
Total	$118,522	$73,812	$227,853	$146,123

Gross profit:
Engineered Steel Pressure Pipe	$11,105	$6,615	$18,294	$13,769
Precast Infrastructure and Engineered Systems	12,975	2,923	20,572	4,544
Total	$24,080	$9,538	$38,866	$18,313

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2022 (“2022 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs and duties imposed on imports and exports and related impacts on us;
•	interest rate risk and changes in market interest rates;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•

our ability to effectively integrate Park Environmental Equipment, LLC (“ParkUSA”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in Ukraine and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	impacts of pandemics, epidemics, or other public health emergencies, such as coronavirus disease 2019 (“COVID‑19”); and
•

other risks discussed in our Annual Report on Form 10‑K for the year ended December 31, 2021 (“2021 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (“SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2022 Q2 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

In October 2021 we acquired Park Environmental Equipment, LLC, a precast concrete and steel fabrication-based company in Texas that develops and manufactures water, wastewater, and environmental solutions. Effective in the fourth quarter of 2021, as a result of the acquisition of ParkUSA, we revised our historical one segment position and identified the new operating segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”), to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources. For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q2 Form 10‑Q.

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts in June 2022 were at a seasonally adjusted annual rate of 1.6 million and the population of the United States is expected to increase by approximately 2 million people in 2022. Additionally, while recent and anticipated future increases in the federal funds rate by the Federal Reserve are expected to temper demand for housing, the immediate impacts have been muted by the demand for housing stymied by recent labor and commodity shortages currently limiting the supply of new homes.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. However, in the near term, we expect that strained governmental and water agency budgets and financing along with increased manufacturing capacity from competition could impact the business. Additionally, we have experienced effects of a current labor shortage at certain manufacturing facilities, for which we are mitigating the impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could have an adverse effect on our business.

Purchased steel typically represents between 25% and 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel prices have been volatile during the first half of 2022, dropping significantly during the first quarter from their peaks realized at the end of 2021, only to begin to rebound before continuing to drop by the end of the second quarter. These lower steel costs from purchases in the first half of 2022 are beginning to be realized in our financial results.

Russia’s invasion of Ukraine is considered to be largely responsible for increased fuel costs, increasing our delivery costs. While these costs are generally passed along to the customer, there can be no assurance that all of these increased costs will be recouped, which could be material until world economic forces stabilize. Freight costs represent approximately 5% of cost of sales of our SPP business, for which the risk is more significant due to the long lead times between when an SPP contract is entered and the product is shipped.

Impact of the COVID‑19 Pandemic on Our Business

In March 2020, the World Health Organization declared COVID‑19 a pandemic. The impacts of the COVID‑19 pandemic, and the resurgence of new COVID‑19 virus variants, on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain uncertain. While the COVID‑19 pandemic has caused various direct and indirect financial impacts associated with project bidding, execution, and product deliveries over the past couple of years, we remain unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$77,068	65.0%	$58,748	79.6%
Precast Infrastructure and Engineered Systems	41,454	35.0	15,064	20.4
Total net sales	118,522	100.0	73,812	100.0
Cost of sales:
Engineered Steel Pressure Pipe	65,963	55.7	52,133	70.7
Precast Infrastructure and Engineered Systems	28,479	24.0	12,141	16.4
Total cost of sales	94,442	79.7	64,274	87.1
Gross profit:
Engineered Steel Pressure Pipe	11,105	9.3	6,615	8.9
Precast Infrastructure and Engineered Systems	12,975	11.0	2,923	4.0
Total gross profit	24,080	20.3	9,538	12.9
Selling, general, and administrative expense	10,127	8.5	6,337	8.6
Operating income	13,953	11.8	3,201	4.3
Other income	1	-	30	-
Interest expense	(869)	(0.8)	(348)	(0.4)
Income before income taxes	13,085	11.0	2,883	3.9
Income tax expense	3,412	2.8	752	1.0
Net income	$9,673	8.2%	$2,131	2.9%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$151,783	66.6%	$118,805	81.3%
Precast Infrastructure and Engineered Systems	76,070	33.4	27,318	18.7
Total net sales	227,853	100.0	146,123	100.0
Cost of sales:
Engineered Steel Pressure Pipe	133,489	58.5	105,036	71.9
Precast Infrastructure and Engineered Systems	55,498	24.4	22,774	15.6
Total cost of sales	188,987	82.9	127,810	87.5
Gross profit:
Engineered Steel Pressure Pipe	18,294	8.1	13,769	9.4
Precast Infrastructure and Engineered Systems	20,572	9.0	4,544	3.1
Total gross profit	38,866	17.1	18,313	12.5
Selling, general, and administrative expense	19,495	8.6	12,167	8.3
Operating income	19,371	8.5	6,146	4.2
Other income	45	-	89	0.1
Interest expense	(1,429)	(0.6)	(575)	(0.4)
Income before income taxes	17,987	7.9	5,660	3.9
Income tax expense	4,755	2.1	1,354	1.0
Net income	$13,232	5.8%	$4,306	2.9%

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Net sales. Net sales increased 60.6% to $118.5 million in the second quarter of 2022 compared to $73.8 million in the second quarter of 2021 and increased 55.9% to $227.9 million in the first six months of 2022 compared to $146.1 million in the first six months of 2021.

SPP net sales were $77.1 million in the second quarter of 2022 compared to $58.7 million in the second quarter of 2021 and $151.8 million in the first six months of 2022 compared to $118.8 million in the first six months of 2021. The 31% increase in the second quarter of 2022 compared to the second quarter of 2021 was driven by a 35% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 3% decrease in tons produced resulting from changes in project timing. The 28% increase in the first six months of 2022 compared to the first six months of 2021 was driven by a 58% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 19% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales were $41.4 million in the second quarter of 2022 compared to $15.1 million in the second quarter of 2021 and $76.1 million in the first six months of 2022 compared to $27.3 million in the first six months of 2021. The 175% increase in the second quarter of 2022 compared to the second quarter of 2021 was primarily due to the ParkUSA operations acquired in October 2021, which contributed $24.2 million in net sales. In addition, the segment realized a 14% increase in net sales at the pre-existing precast operations due to a 54% increase in selling prices due to the high demand for our concrete products coupled with increased material costs, partially offset by a 26% decrease in volume shipped due to changes in product mix. The 179% increase in the first six months of 2022 compared to the first six months of 2021 was primarily due to the acquired ParkUSA operations, which contributed $43.9 million in net sales. In addition, the segment realized an 18% increase in net sales at the pre-existing precast operations due to a 44% increase in selling prices due to the high demand for our concrete products coupled with increased material costs, partially offset by an 18% decrease in volume shipped due to changes in product mix.

Gross profit. Gross profit increased 152.5% to $24.1 million (20.3% of net sales) in the second quarter of 2022 compared to $9.5 million (12.9% of net sales) in the second quarter of 2021 and increased 112.2% to $38.9 million (17.1% of net sales) in the first six months of 2022 compared to $18.3 million (12.5% of net sales) in the first six months of 2021.

SPP gross profit increased 67.9% to $11.1 million (14.4% of SPP net sales) in the second quarter of 2022 compared to $6.6 million (11.3% of SPP net sales) in the second quarter of 2021 and increased 32.9% to $18.3 million (12.1% of SPP net sales) in the first six months of 2022 compared to $13.8 million (11.6% of SPP net sales) in the first six months of 2021. The increase was due to changes in product mix. SPP gross profit in the first six months of 2022 was reduced, in part, as a result of a $2.0 million product liability settlement reserve recorded in the first quarter.

Precast gross profit increased 343.9% to $13.0 million (31.3% of Precast net sales) in the second quarter of 2022 compared to $2.9 million (19.4% of Precast net sales) in the second quarter of 2021 and increased 352.7% to $20.6 million (27.0% of Precast net sales) in the first six months of 2022 compared to $4.5 million (16.6% of Precast net sales) in the first six months of 2021. The increase was due to contributions from the ParkUSA operations, as well as improved pricing at the pre-existing precast operations.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 59.8% to $10.1 million (8.5% of net sales) in the second quarter of 2022 compared to $6.3 million (8.6% of net sales) in the second quarter of 2021 and increased 60.2% to $19.5 million (8.6% of net sales) in the first six months of 2022 compared to $12.2 million (8.3% of net sales) in the first six months of 2021. The increase in the second quarter of 2022 compared to the second quarter of 2021 was primarily due to the acquired ParkUSA operations, including $1.8 million in higher compensation-related expense and $0.8 million in higher amortization expense. We also incurred an additional $0.9 million in higher compensation-related expense compared to the second quarter of 2021. The increase in the first six months of 2022 compared to the first six months of 2021 was primarily due to the acquired ParkUSA operations, including $3.1 million in higher compensation-related expense and $1.5 million in higher amortization expense. We also incurred an additional $1.8 million in higher compensation-related expense and $0.5 million in higher professional fees compared to the first six months of 2021.

Income taxes. Income tax expense was $3.4 million in the second quarter of 2022 (an effective income tax rate of 26.1%) compared to $0.8 million in the second quarter of 2021 (an effective income tax rate of 26.1%) and was $4.8 million in the first six months of 2022 (an effective income tax rate of 26.4%) compared to $1.4 million in the first six months of 2021 (an effective income tax rate of 23.9%). The estimated effective income tax rates for the second quarter of 2022 and the first six months of 2022 were impacted by non-deductible permanent differences. The estimated effective income tax rate for the second quarter of 2021 was primarily impacted by non-deductible permanent differences, while the estimated effective income tax rate for the first six months of 2021 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards in the first quarter of 2021. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 and the Second Amendment to Credit Agreement dated April 29, 2022 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the six months ended June 30, 2022 and 2021 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2022 Q2 Form 10‑Q, and are further discussed below. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of June 30, 2022, our working capital (current assets minus current liabilities) was $178.1 million compared to $164.1 million as of December 31, 2021. Cash and cash equivalents totaled $3.5 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively.

Fluctuations in SPP working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. A portion of our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period. As of June 30, 2022, Inventories and Accounts payable included $10.0 million of steel for which we expect to settle a quality claim with the supplier.

As of June 30, 2022, we had $86.7 million of outstanding revolving loan borrowings, $96.1 million of operating lease liabilities, and $2.8 million of finance lease liabilities. As of December 31, 2021, we had $86.8 million of outstanding revolving loan borrowings, $98.4 million of operating lease liabilities, and $2.2 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $10.2 million in the first six months of 2022 compared to $5.1 million in the first six months of 2021. Net income, adjusted for non-cash items, provided $23.2 million of operating cash flow in the first six months of 2022 compared to $12.9 million of operating cash flow in the first six months of 2021. The net change in working capital used was $13.0 million of operating cash flow in the first six months of 2022 compared to $7.8 million of operating cash flow in the first six months of 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $8.4 million in the first six months of 2022 compared to $4.7 million in the first six months of 2021. Capital expenditures were $8.5 million in the first six months of 2022 compared to $4.8 million in the first six months of 2021, which was primarily for standard capital replacement. We currently expect capital expenditures in 2022 to be approximately $23 million to $27 million, which includes approximately $9 million of investment in our new reinforced concrete pipe mill and the remainder primarily for standard capital replacement.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.2 million in the first six months of 2022 compared to $15.1 million in the first six months of 2021. Net repayments on long-term debt were $0 in the first six months of 2022 compared to $13.8 million in the first six months of 2021.

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

On November 3, 2020, our registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This registration statement, which replaced the registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2022 Q2 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of June 30, 2022 under the Amended Credit Agreement, we had $86.7 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $37 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit available to support our operations for at least the next twelve months.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable quarterly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable quarterly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of June 30, 2022 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of June 30, 2022. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q2 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2022 Q2 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, goodwill, intangible assets, including amortization, share-based compensation, allowance for doubtful accounts, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022 as compared to the critical accounting estimates disclosed in our 2021 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with commodity prices and foreign currencies, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10‑K.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of June 30, 2022 and December 31, 2021, we had $86.7 million and $86.8 million, respectively, of variable-rate debt outstanding. We have managed a portion of our variable-rate debt with an interest rate swap agreement to effectively convert a portion of our variable-rate debt to fixed-rate debt. The principal objective of this contract is to reduce the variability of the cash flows in interest payments associated with a portion of our variable-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for this contract.

As of June 30, 2022, the total notional amount of the interest rate swap was $36.7 million, which will amortize ratably on a monthly basis to zero by the April 2024 maturity date. We receive floating interest payments monthly based on the SOFR and pay a fixed rate of 1.941% to the counterparty. Assuming average interest rates and borrowings on variable-rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our interest expense.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2022, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

As discussed in Note 2, “Business Combination” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q2 Form 10‑Q, we completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) on October 5, 2021. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of ParkUSA. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of ParkUSA from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. We have reported the operating results of ParkUSA in our condensed consolidated statements of operations and cash flows from the acquisition date through June 30, 2022. As of June 30, 2022, total assets related to ParkUSA represented approximately 15.7% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of June 30, 2022. Revenues from ParkUSA represented approximately 19.3% of our total consolidated revenues for the six months ended June 30, 2022.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of ParkUSA into the post-acquisition combined company, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q2 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2022 Q2 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K could materially affect our business, financial condition, or operating results. The risks described in our 2021 Form 10‑K are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2022 Q2 Form 10‑Q are listed below:

Exhibit Number	Description

10.1

Separation Agreement dated April 8, 2022 between Northwest Pipe Company and William Smith, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2022

10.2	Northwest Pipe Company 2022 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 28, 2022 *

10.3

Second Amendment to Credit Agreement dated April 29, 2022 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10‑Q, as filed with the Securities and Exchange Commission on May 6, 2022 **

10.4	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022 *

10.5	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022 *

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This exhibit constitutes a management contract or compensatory plan or arrangement.

** Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S‑K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2022

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)