Form 10-Q
period 2022-09-30
NORTHWEST PIPE CO
filed 2022-11-09
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2022 was 9,927,360 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$122,984	$84,643	$350,837	$230,766
Cost of sales	97,866	72,280	286,853	200,090
Gross profit	25,118	12,363	63,984	30,676
Selling, general, and administrative expense	10,654	5,562	30,149	17,729
Operating income	14,464	6,801	33,835	12,947
Other income	11	171	56	260
Interest expense	(964)	(112)	(2,393)	(687)
Income before income taxes	13,511	6,860	31,498	12,520
Income tax expense	3,555	1,914	8,310	3,268
Net income	$9,956	$4,946	$23,188	$9,252

Net income per share:
Basic	$1.00	$0.50	$2.34	$0.94
Diluted	$0.99	$0.50	$2.32	$0.93

Shares used in per share calculations:
Basic	9,927	9,871	9,909	9,849
Diluted	10,010	9,921	9,988	9,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$9,956	$4,946	$23,188	$9,252

Other comprehensive income (loss), net of tax:
Pension liability adjustment	22	29	66	87
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	158	25	(245)	73
Unrealized gain on interest rate swap designated as cash flow hedge	428	-	661	-
Other comprehensive income, net of tax	608	54	482	160
Comprehensive income	$10,564	$5,000	$23,670	$9,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,706	$2,997
Trade and other receivables, less allowance for doubtful accounts of $498 and $503	73,975	52,664
Contract assets	117,260	107,170
Inventories	71,578	59,651
Prepaid expenses and other	4,326	5,744
Total current assets	270,845	228,226
Property and equipment, less accumulated depreciation and amortization of $115,377 and $106,957	124,228	121,266
Operating lease right-of-use assets	94,166	98,507
Goodwill	55,504	53,684
Intangible assets, net	36,334	39,376
Other assets	5,400	6,620
Total assets	$586,477	$547,679

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$3,525	$-
Accounts payable	40,444	32,267
Accrued liabilities	32,561	24,498
Contract liabilities	16,243	2,623
Current portion of operating lease liabilities	4,725	4,704
Total current liabilities	97,498	64,092
Borrowings on line of credit	71,817	86,761
Operating lease liabilities	90,231	93,725
Deferred income taxes	10,982	10,984
Other long-term liabilities	7,272	8,734
Total liabilities	277,800	264,296

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,927,360 and 9,870,567 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	99	99
Additional paid-in-capital	126,686	125,062
Retained earnings	183,092	159,904
Accumulated other comprehensive loss	(1,200)	(1,682)
Total stockholders’ equity	308,677	283,383
Total liabilities and stockholders’ equity	$586,477	$547,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2022	9,927,360	$99	$125,517	$173,136	$(1,808)	$296,944
Net income	-	-	-	9,956	-	9,956
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	22	22
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $142	-	-	-	-	158	158
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $141	-	-	-	-	428	428
Share-based compensation expense	-	-	1,169	-	-	1,169
Balances, September 30, 2022	9,927,360	$99	$126,686	$183,092	$(1,200)	$308,677

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2021	9,870,567	$99	$123,686	$152,687	$(1,760)	$274,712
Net income	-	-	-	4,946	-	4,946
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $8	-	-	-	-	25	25
Share-based compensation expense	-	-	597	-	-	597
Balances, September 30, 2021	9,870,567	$99	$124,283	$157,633	$(1,706)	$280,309

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	23,188	-	23,188
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	66	66
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $83	-	-	-	-	(245)	(245)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $218	-	-	-	-	661	661
Issuance of common stock under stock compensation plans, net of tax withholdings	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	2,477	-	-	2,477
Balances, September 30, 2022	9,927,360	$99	$126,686	$183,092	$(1,200)	$308,677

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	9,252	-	9,252
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	87	87
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $21	-	-	-	-	73	73
Issuance of common stock under stock compensation plans, net of tax withholdings	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	2,437	-	-	2,437
Balances, September 30, 2021	9,870,567	$99	$124,283	$157,633	$(1,706)	$280,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$23,188	$9,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	9,321	8,358
Amortization of intangible assets	3,369	947
Deferred income taxes	(3)	(89)
Share-based compensation expense	2,477	2,437
Other, net	(305)	106
Changes in operating assets and liabilities:
Trade and other receivables	(21,588)	3,181
Contract assets, net	3,531	(35,055)
Inventories	(11,927)	(13,813)
Prepaid expenses and other assets	8,789	6,383
Accounts payable	8,350	6,725
Accrued and other liabilities	315	(2,057)
Net cash provided by (used in) operating activities	25,517	(13,625)
Cash flows from investing activities:
Purchases of property and equipment	(11,792)	(8,126)
Other investing activities	(288)	304
Net cash used in investing activities	(12,080)	(7,822)
Cash flows from financing activities:
Borrowings on line of credit	121,103	4,720
Repayments on line of credit	(136,047)	(2,567)
Borrowings on other debt	3,525	-
Payments on other debt	-	(13,762)
Payments on finance lease obligations	(409)	(297)
Tax withholdings related to net share settlements of equity awards	(853)	(1,166)
Other financing activities	(47)	(220)
Net cash used in financing activities	(12,728)	(13,292)
Change in cash and cash equivalents	709	(34,739)
Cash and cash equivalents, beginning of period	2,997	37,927
Cash and cash equivalents, end of period	$3,706	$3,188

Noncash investing and financing activities:
Accrued property and equipment purchases	$614	$756
Accrued consideration in acquisition of business	$1,820	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$26	$4,669
Right-of-use assets obtained in exchange for finance lease liabilities	$894	$855

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

Effective in the fourth quarter of 2021, as a result of the acquisition of Park Environmental Equipment, LLC (“ParkUSA”), the Company revised its historical one segment position and identified the new operating segments, SPP and Precast, to align with changes made in its internal management structure and its reporting structure of financial information used to assess performance and allocate resources. See Note 15, “Segment Information” for detailed descriptions of these segments. As a result, certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2022.

2.	Business Combination

On October 5, 2021, the Company completed the acquisition of 100% of Park Environmental Equipment, LLC (ParkUSA) for a purchase price of $90.2 million in cash which is included in the Precast segment for all periods following the acquisition date. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations continue with ParkUSA’s previous management and workforce at its three Texas manufacturing facilities located in Houston, Dallas, and San Antonio.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of October 5, 2021 (in thousands):

Assets
Cash and cash equivalents	$278
Trade and other receivables	11,034
Inventories	12,773
Prepaid expenses and other	293
Property and equipment	8,076
Operating lease right-of-use assets	58,301
Intangible assets	31,000
Deferred income taxes	347
Total assets acquired	122,102

Liabilities
Accounts payable	2,029
Accrued liabilities	4,067
Operating lease liabilities	58,301
Total liabilities assumed	64,397

Goodwill	32,519

Total purchase consideration	$90,224

The tangible and intangible assets acquired and liabilities assumed were recognized based on their estimated fair values on the acquisition date, with the excess purchase consideration recorded as goodwill. As a result of additional information obtained during the measurement period about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the three and nine months ended September 30, 2022 which resulted in a $1.8 million increase in goodwill and purchase consideration related to the settlement of working capital. The measurement period for the ParkUSA acquisition was complete as of September 30, 2022.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)

Customer relationships	10.0	$19,800
Trade names and trademarks	10.0	9,600
Patents	21.0	1,300
Backlog	0.6	300
Total intangible assets	10.2	$31,000

Goodwill arose from the acquisition of an assembled workforce, expansion of product offerings, and management’s industry know-how, and is deductible for tax purposes.

The Company incurred transaction costs associated with this acquisition of $0 and $0.1 million during the three and nine months ended September 30, 2022, respectively and $0.6 million and $0.8 million during the three and nine months ended September 30, 2021, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Unaudited Pro Forma Disclosures

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of ParkUSA had occurred on January 1 of the year prior to the acquisition (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021

Net sales	$105,345	$283,005
Net income	2,477	12,247

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

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Raw materials	$52,915	$44,697
Work-in-process	3,817	3,018
Finished goods	12,646	10,096
Supplies	2,200	1,840
Total inventories	$71,578	$59,651

4.	Goodwill

The Company has recorded goodwill in connection with its business acquisitions within the Precast reportable segment. The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows (in thousands):

Goodwill, December 31, 2021	$53,684
Measurement period adjustment (Note 2)	1,820
Goodwill, September 30, 2022	$55,504

5.	Current Debt

In August 2022, the Company entered into an Interim Funding Agreement (“IFA”) with Wells Fargo Equipment Finance, Inc. (“WFEF”) allowing for aggregate interim funding advances up to $13.5 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bears interest at the Term Secured Overnight Finance Rate plus 1.75%, requires monthly payments of accrued interest, and grants a security interest in the equipment to WFEF. As of September 30, 2022, the outstanding balance was $3.5 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

6.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2022
Financial assets:
Deferred compensation plan	$3,410	$2,902	$508	$-
Interest rate swaps	879	-	879	-
Foreign currency forward contracts	1,123	-	1,123	-
Total financial assets	$5,412	$2,902	$2,510	$-

Financial liabilities:
Foreign currency forward contracts	$(1,209)	$-	$(1,209)	$-

As of December 31, 2021
Financial assets:
Deferred compensation plan	$4,321	$3,830	$491	$-
Foreign currency forward contracts	17	-	17	-
Total financial assets	$4,338	$3,830	$508	$-

Financial liabilities:
Foreign currency forward contracts	$(661)	$-	$(661)	$-

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

The foreign currency forward contracts and interest rate swaps are derivatives valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. The foreign currency forward contracts and interest rate swaps are presented at their gross fair values. Foreign currency forward contract and interest rate swap assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022, the total notional amount of the foreign currency forward contracts was $17.8 million (CAD$24.6 million) and $7.3 million (EUR$7.4 million), which included $0.7 million (CAD$1.0 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2021, the total notional amount of the foreign currency forward contracts was $19.0 million (CAD$24.1 million), and all foreign currency forward contracts were designated as cash flow hedges. As of September 30, 2022, the Company’s foreign currency forward contracts mature at various dates through October 2023 and are subject to an enforceable master netting arrangement.

As of September 30, 2022, the interest rate swap, which effectively converts a portion of the Company’s variable-rate debt to fixed-rate debt, was designated as cash flow hedge. The Company receives floating interest payments monthly based on the Secured Overnight Financing Rate (“SOFR”) and pays a fixed rate of 1.941% to the counterparty. As of September 30, 2022, the total notional amount was $31.7 million, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date.

On August 9, 2022, the Company entered into an interest rate swap transaction which will begin April 3, 2023 at a notional amount of $15.0 million, which will amortize ratably on a monthly basis to zero by the April 2028 maturity date. The Company will receive floating interest payments monthly based on the 30‑day Average SOFR and will pay a fixed rate of 2.96% to the counterparty.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Foreign currency forward contracts:
Net sales	$599	$145	$841	$44
Property and equipment	32	-	(95)	-

Interest rate swaps:
Interest expense	4	-	(78)	-
Total	$635	$145	$668	$44

As of September 30, 2022, unrealized pretax gains (losses) on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.3 million, of which $0.4 million, $(1.1) million, and $0.6 million are expected to be reclassified to Net sales, Property and equipment, and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding foreign currency forward contract gains and losses.

8.	Stockholders’ Equity

At-the-Market Offering

On September 2, 2022, the Company entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell shares of its common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50,000,000 (the “Shares”) from time to time through Jefferies as its sales agent. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the At-the-Market Offering, but it has no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S‑3 (File No. 333‑249637) filed with the Securities and Exchange Commission, which became effective on November 3, 2020, and the prospectus supplement dated September 2, 2022 filed by the Company. The Company will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the three and nine months ended September 30, 2022.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of sales	$474	$202	$822	$685
Selling, general, and administrative expense	695	395	1,655	1,752
Total	$1,169	$597	$2,477	$2,437

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares over a specified period of time. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2021	161,131	$30.26
RSUs and PSAs granted	116,622	30.68
Unvested RSUs and PSAs canceled	(8,248)	31.18
RSUs and PSAs vested (2)	(68,581)	29.29
Unvested RSUs and PSAs as of September 30, 2022	200,924	30.80

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2022, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 141% for the 2020-2021 performance period and 93% for the 2021 performance period.

The unvested balance of RSUs and PSAs as of September 30, 2022 includes approximately 149,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of September 30, 2022, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

For the nine months ended September 30, 2022 and 2021, stock awards of 11,380 shares and 12,606 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $30.75 in 2022 and $30.94 in 2021.

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

Commitments

As of September 30, 2022, the Company’s commitments include approximately $7.3 million relating to its investment in a new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of September 30, 2022. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $0.2 million and $(0.2) million for the three and nine months ended September 30, 2022, respectively, and approximately $0 and $2.1 million for the three and nine months ended September 30, 2021, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Over time (Engineered Steel Pressure Pipe)	$83,663	$69,439	$235,446	$188,244
Point in time (Precast Infrastructure and Engineered Systems)	39,321	15,204	115,391	42,522
Net sales	$122,984	$84,643	$350,837	$230,766

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $2.8 million and $2.6 million during the three and nine months ended September 30, 2022, respectively and $1.5 million and $6.2 million during the three and nine months ended September 30, 2021, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of September 30, 2022, backlog was $295 million. The Company expects to recognize 25% of the remaining performance obligations in 2022, 52% in 2023, and the balance thereafter.

12.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2018.

The Company recorded income tax expense at an estimated effective income tax rate of 26.3% and 26.4% for the three and nine months ended September 30, 2022, respectively and 27.9% and 26.1% for the three and nine months ended September 30, 2021, respectively. The Company’s estimated effective income tax rates for the three and nine months ended September 30, 2022 and 2021 were primarily impacted by non-deductible permanent differences.

13.	Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swap Designated as Cash Flow Hedge	Total

Balances, December 31, 2021	$(1,487)	$(195)	$-	$(1,682)

Other comprehensive income (loss) before reclassifications	61	(383)	602	280
Amounts reclassified from Accumulated other comprehensive loss	5	138	59	202
Net current period other comprehensive income (loss)	66	(245)	661	482

Balances, September 30, 2022	$(1,421)	$(440)	$661	$(1,200)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from				Affected line item
	Accumulated Other Comprehensive Loss				in the Condensed
	Three Months Ended		Nine Months Ended		Consolidated
Details about Accumulated Other	September 30,		September 30,		Statements of
Comprehensive Loss Components	2022	2021	2022	2021	Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(2)	$(4)	$(5)	$(12)	Cost of sales
	(2)	(4)	(5)	(12)	Net of tax

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	35	(15)	(56)	(71)	Net sales
Loss on cash flow hedges	-	-	(127)	-	Property and equipment
Associated income tax benefit	22	4	45	18	Income tax expense
	57	(11)	(138)	(53)	Net of tax

Unrealized gain (loss) on interest rate swap:
Gain (loss) on cash flow hedge	4	-	(78)	-	Interest expense
Associated income tax (expense) benefit	(1)	-	19	-	Income tax expense
	3	-	(59)	-	Net of tax

Total reclassifications for the period	$58	$(15)	$(202)	$(65)

14.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$9,956	$4,946	$23,188	$9,252

Basic weighted-average common shares outstanding	9,927	9,871	9,909	9,849
Effect of potentially dilutive common shares (1)	83	50	79	69
Diluted weighted-average common shares outstanding	10,010	9,921	9,988	9,918

Net income per common share:
Basic	$1.00	$0.50	$2.34	$0.94
Diluted	$0.99	$0.50	$2.32	$0.93

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 77,000 for the three months ended September 30, 2021. There were no antidilutive shares for the three and nine months ended September 30, 2022 and the nine months ended September 30, 2021.

15.	Segment Information

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Engineered Steel Pressure Pipe	$83,663	$69,439	$235,446	$188,244
Precast Infrastructure and Engineered Systems	39,321	15,204	115,391	42,522
Total	$122,984	$84,643	$350,837	$230,766

Gross profit:
Engineered Steel Pressure Pipe	$14,196	$8,844	$32,490	$22,613
Precast Infrastructure and Engineered Systems	10,922	3,519	31,494	8,063
Total	$25,118	$12,363	$63,984	$30,676

16.	Recent Accounting and Reporting Developments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2022 (“2022 Q3 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs and duties imposed on imports and exports and related impacts on us;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•

our ability to effectively integrate Park Environmental Equipment, LLC (“ParkUSA”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in Ukraine and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	impacts of pandemics, epidemics, or other public health emergencies, such as coronavirus disease 2019 (“COVID‑19”); and
•

other risks discussed in our Annual Report on Form 10‑K for the year ended December 31, 2021 (“2021 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (“SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2022 Q3 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

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

In October 2021 we acquired Park Environmental Equipment, LLC (ParkUSA), a precast concrete and steel fabrication-based company in Texas that develops and manufactures water, wastewater, and environmental solutions. Effective in the fourth quarter of 2021, as a result of the acquisition of ParkUSA, we revised our historical one segment position and identified the new operating segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”), to align with changes made in our internal management structure and our reporting structure of financial information used to assess performance and allocate resources. For detailed descriptions of these segments, see Note 15, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q3 Form 10‑Q.

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts in September 2022 were at a seasonally adjusted annual rate of 1.4 million, compared to a seasonally adjusted annual rate of 1.6 million in June 2022, and the population of the United States is expected to increase by approximately 2 million people in 2022. Additionally, while recent and anticipated future increases in the federal funds rate by the Federal Reserve are expected to temper demand for housing, the immediate impacts have been muted by the demand for housing, stymied by recent labor and commodity shortages currently limiting the supply of new homes.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong. Even though recent demand for engineered steel pressure pipe has improved, a shift to a recessionary economy could strain governmental and water agency budgets and financing which could impact prospects for our business in the medium term. Additionally, we have experienced effects of the current labor shortage at certain manufacturing facilities, for which we are mitigating the impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could have an adverse effect on our business.

Purchased steel typically represents between 25% and 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel markets have remained volatile through the first three quarters of 2022, with prices dropping significantly in the third quarter. The reduced steel costs have begun and will continue to be realized in our financial results.

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

Implementation of Enterprise Resource Planning System at ParkUSA

In the third quarter of 2022, we implemented our enterprise resource planning system at the ParkUSA manufacturing facilities. Due primarily to an underinvestment in systems preceding our acquisition, and vastly broader product offerings, this implementation has caused, and may continue to cause, disruption and inefficiencies in ParkUSA’s operations.

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

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$83,663	68.0%	$69,439	82.0%
Precast Infrastructure and Engineered Systems	39,321	32.0	15,204	18.0
Total net sales	122,984	100.0	84,643	100.0
Cost of sales:
Engineered Steel Pressure Pipe	69,467	56.5	60,595	71.6
Precast Infrastructure and Engineered Systems	28,399	23.1	11,685	13.8
Total cost of sales	97,866	79.6	72,280	85.4
Gross profit:
Engineered Steel Pressure Pipe	14,196	11.5	8,844	10.4
Precast Infrastructure and Engineered Systems	10,922	8.9	3,519	4.2
Total gross profit	25,118	20.4	12,363	14.6
Selling, general, and administrative expense	10,654	8.6	5,562	6.6
Operating income	14,464	11.8	6,801	8.0
Other income	11	-	171	0.2
Interest expense	(964)	(0.8)	(112)	(0.1)
Income before income taxes	13,511	11.0	6,860	8.1
Income tax expense	3,555	2.9	1,914	2.3
Net income	$9,956	8.1%	$4,946	5.8%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$235,446	67.1%	$188,244	81.6%
Precast Infrastructure and Engineered Systems	115,391	32.9	42,522	18.4
Total net sales	350,837	100.0	230,766	100.0
Cost of sales:
Engineered Steel Pressure Pipe	202,956	57.9	165,631	71.8
Precast Infrastructure and Engineered Systems	83,897	23.9	34,459	14.9
Total cost of sales	286,853	81.8	200,090	86.7
Gross profit:
Engineered Steel Pressure Pipe	32,490	9.2	22,613	9.8
Precast Infrastructure and Engineered Systems	31,494	9.0	8,063	3.5
Total gross profit	63,984	18.2	30,676	13.3
Selling, general, and administrative expense	30,149	8.6	17,729	7.7
Operating income	33,835	9.6	12,947	5.6
Other income	56	-	260	0.1
Interest expense	(2,393)	(0.6)	(687)	(0.3)
Income before income taxes	31,498	9.0	12,520	5.4
Income tax expense	8,310	2.4	3,268	1.4
Net income	$23,188	6.6%	$9,252	4.0%

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021

Net sales. Net sales increased 45.3% to $123.0 million in the third quarter of 2022 compared to $84.6 million in the third quarter of 2021 and increased 52.0% to $350.8 million in the first nine months of 2022 compared to $230.8 million in the first nine months of 2021.

SPP net sales were $83.7 million in the third quarter of 2022 compared to $69.4 million in the third quarter of 2021 and $235.4 million in the first nine months of 2022 compared to $188.2 million in the first nine months of 2021. The 20.5% increase in the third quarter of 2022 compared to the third quarter of 2021 was driven by a 17% increase in tons produced resulting from changes in project timing and a 3% increase in selling price per ton due to changes in product mix. The 25.1% increase in the first nine months of 2022 compared to the first nine months of 2021 was driven by a 37% increase in selling price per ton due to increased materials costs and changes in product mix, partially offset by a 9% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales were $39.3 million in the third quarter of 2022 compared to $15.2 million in the third quarter of 2021 and $115.4 million in the first nine months of 2022 compared to $42.5 million in the first nine months of 2021. The 158.6% increase in the third quarter of 2022 compared to the third quarter of 2021 was primarily due to the ParkUSA operations acquired in October 2021, which contributed $20.5 million in net sales. In addition, the segment realized a 23.9% increase in net sales at the pre-existing precast operations due to a 49% increase in selling prices due to the high demand for our concrete products coupled with increased material costs, partially offset by a 17% decrease in volume shipped due to changes in product mix. The 171.4% increase in the first nine months of 2022 compared to the first nine months of 2021 was primarily due to the acquired ParkUSA operations, which contributed $64.4 million in net sales. In addition, the segment realized a 20.0% increase in net sales at the pre-existing precast operations due to a 46% increase in selling prices due to the high demand for our concrete products coupled with increased material costs, partially offset by an 18% decrease in volume shipped due to changes in product mix.

Gross profit. Gross profit increased 103.2% to $25.1 million (20.4% of net sales) in the third quarter of 2022 compared to $12.4 million (14.6% of net sales) in the third quarter of 2021 and increased 108.6% to $64.0 million (18.2% of net sales) in the first nine months of 2022 compared to $30.7 million (13.3% of net sales) in the first nine months of 2021.

SPP gross profit increased 60.5% to $14.2 million (17.0% of SPP net sales) in the third quarter of 2022 compared to $8.8 million (12.7% of SPP net sales) in the third quarter of 2021 and increased 43.7% to $32.5 million (13.8% of SPP net sales) in the first nine months of 2022 compared to $22.6 million (12.0% of SPP net sales) in the first nine months of 2021. The increase in the third quarter of 2022 compared to the third quarter of 2021 was due to increased production volume and product pricing, while the increase in the first nine months of 2022 compared to the first nine months of 2021 was due entirely to improved product pricing. SPP gross profit in the first nine months of 2022 was reduced, in part, as a result of a $2.0 million product liability settlement reserve recorded in the first quarter.

Precast gross profit increased 210.4% to $10.9 million (27.8% of Precast net sales) in the third quarter of 2022 compared to $3.5 million (23.1% of Precast net sales) in the third quarter of 2021 and increased 290.6% to $31.5 million (27.3% of Precast net sales) in the first nine months of 2022 compared to $8.1 million (19.0% of Precast net sales) in the first nine months of 2021. The increase was due to contributions from the ParkUSA operations, as well as improved pricing at the pre-existing precast operations.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 91.5% to $10.7 million (8.7% of net sales) in the third quarter of 2022 compared to $5.6 million (6.6% of net sales) in the third quarter of 2021 and increased 70.1% to $30.1 million (8.6% of net sales) in the first nine months of 2022 compared to $17.7 million (7.7% of net sales) in the first nine months of 2021. The increase in the third quarter of 2022 compared to the third quarter of 2021 was primarily due to the acquired ParkUSA operations, including $1.3 million in higher compensation-related expense and $0.8 million in higher amortization expense. We also incurred $3.1 million in higher compensation-related expense, $0.2 million in higher travel expense, and $0.5 million in lower professional fees compared to the third quarter of 2021. The increase in the first nine months of 2022 compared to the first nine months of 2021 was primarily due to the acquired ParkUSA operations, including $4.4 million in higher compensation-related expense and $2.4 million in higher amortization expense. We also incurred an additional $4.9 million in higher compensation-related expense and $0.5 million in higher travel expense compared to the first nine months of 2021.

Income taxes. Income tax expense was $3.6 million in the third quarter of 2022 (an effective income tax rate of 26.3%) compared to $1.9 million in the third quarter of 2021 (an effective income tax rate of 27.9%) and was $8.3 million in the first nine months of 2022 (an effective income tax rate of 26.4%) compared to $3.3 million in the first nine months of 2021 (an effective income tax rate of 26.1%). The estimated effective income tax rates for the third quarter of 2022 and 2021 and the first nine months of 2022 and 2021 were impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 and the Second Amendment to Credit Agreement dated April 29, 2022 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of long-term debt or additional equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the nine months ended September 30, 2022 and 2021 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2022 Q3 Form 10‑Q, and are further discussed below. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of September 30, 2022, our working capital (current assets minus current liabilities) was $173.3 million compared to $164.1 million as of December 31, 2021. Cash and cash equivalents totaled $3.7 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.

Fluctuations in SPP working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. A portion of our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period. As of September 30, 2022, Inventories and Accounts payable included $4.1 million of steel for which we expect to settle a quality claim with the supplier.

As of September 30, 2022, we had $71.8 million of outstanding revolving loan borrowings, $3.5 million of outstanding current debt, $95.0 million of operating lease liabilities, and $2.7 million of finance lease liabilities. As of December 31, 2021, we had $86.8 million of outstanding revolving loan borrowings, $98.4 million of operating lease liabilities, and $2.2 million of finance lease liabilities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $25.5 million in the first nine months of 2022 compared to $(13.6) million in the first nine months of 2021. Net income, adjusted for non-cash items, provided $38.0 million of operating cash flow in the first nine months of 2022 compared to $21.0 million of operating cash flow in the first nine months of 2021. The net change in working capital used was $12.5 million of operating cash flow in the first nine months of 2022 compared to $34.6 million of operating cash flow in the first nine months of 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.1 million in the first nine months of 2022 compared to $7.8 million in the first nine months of 2021. Capital expenditures were $11.8 million in the first nine months of 2022 compared to $8.1 million in the first nine months of 2021, which was primarily for standard capital replacement. We currently expect capital expenditures in 2022 to be approximately $25 million to $26 million, which includes approximately $9 million of investment in our new reinforced concrete pipe mill and the remainder primarily for standard capital replacement.

Net Cash Used in Financing Activities

Net cash used in financing activities was $12.7 million in the first nine months of 2022 compared to $13.3 million in the first nine months of 2021. Net borrowings (repayments) on the line of credit were $(14.9) million in the first nine months of 2022 compared to $2.2 million in the first nine months of 2021. Net borrowings (repayments) on other debt were $3.5 million in the first nine months of 2022 compared to $(13.8) million in the first nine months of 2021.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under the Amended Credit Agreement and other loans will be adequate to fund our working capital, debt service, and capital expenditure requirements for at least the next twelve months. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired ParkUSA in October 2021 which was funded primarily by borrowings on the line of credit.

On November 3, 2020, our shelf registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the shelf registration statement on Form S‑3 that expired on September 15, 2020, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2022 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K.

On September 2, 2022, we entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50,000,000 (the “Shares”) from time to time through Jefferies as our sales agent. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the At-the-Market Offering, but we have no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to our shelf registration statement on Form S‑3 discussed above, and the prospectus supplement dated September 2, 2022 filed by us. We will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. We have also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the three and nine months ended September 30, 2022.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of September 30, 2022 under the Amended Credit Agreement, we had $71.8 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of $52 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit available to support our operations for at least the next twelve months.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of September 30, 2022 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of September 30, 2022. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 16, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q3 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2022 Q3 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, goodwill, intangible assets, including amortization, share-based compensation, allowance for doubtful accounts, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2022 as compared to the critical accounting estimates disclosed in our 2021 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with commodity prices and foreign currencies, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our 2021 Form 10‑K.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of September 30, 2022 and December 31, 2021, we had $75.3 million and $86.8 million, respectively, of variable-rate debt outstanding. We have managed a portion of our variable-rate debt with an interest rate swap agreement to effectively convert a portion of our variable-rate debt to fixed-rate debt. The principal objective of this contract is to reduce the variability of the cash flows in interest payments associated with a portion of our variable-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for this contract.

As of September 30, 2022, the total notional amount of the interest rate swap was $31.7 million, which will amortize ratably on a monthly basis to zero by the April 2024 maturity date. We receive floating interest payments monthly based on the SOFR and pay a fixed rate of 1.941% to the counterparty.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2022, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

As discussed in Note 2, “Business Combination” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q3 Form 10‑Q, we completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) on October 5, 2021. As part of our post-closing integration activities, we are engaged in the process of assessing the internal controls of ParkUSA. We have begun to integrate policies, processes, people, technology, and operations for the post-acquisition combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. As permitted for newly acquired businesses by interpretive guidance issued by the staff of the SEC, management has excluded the internal control over financial reporting of ParkUSA from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. We have reported the operating results of ParkUSA in our condensed consolidated statements of operations and cash flows from the acquisition date through September 30, 2022. As of September 30, 2022, total assets related to ParkUSA represented approximately 16.7% of our total assets, recorded on a preliminary basis as the measurement period for the business combination remained open as of September 30, 2022. Revenues from ParkUSA represented approximately 18.4% of our total consolidated revenues for the nine months ended September 30, 2022.

Changes in Internal Control over Financial Reporting

Except for changes in internal controls that we have made related to the integration of ParkUSA into the post-acquisition combined company, the most noteworthy of which are those controls impacted by the implementation of our enterprise resource planning system, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 10, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2022 Q3 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2022 Q3 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2021 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2021 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2022 Q3 Form 10‑Q are listed below:

Exhibit Number	Description

1.1

Open Market Sale AgreementSM, dated September 2, 2022 between Northwest Pipe Company and Jefferies LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on September 2, 2022

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Interim Funding Agreement dated August 2, 2022 by and between Wells Fargo Equipment Finance, Inc. and Geneva Pipe and Precast Company

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SM “Open Market Sale Agreement” is a service mark of Jefferies LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2022

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)