Form 10-K
period 2022-12-31
NORTHWEST PIPE CO
filed 2023-03-16
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‑1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $257,741,364 as of June 30, 2022 based upon the last sales price as reported by the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of March 6, 2023 was 9,941,402 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10‑K by reference certain portions of its 2021 Form 10‑K, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022, and its Proxy Statement for its 2023 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2022 ANNUAL REPORT ON FORM 10‑K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K for the year ended December 31, 2022 (“2022 Form 10‑K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs and duties imposed on imports and exports and related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing market;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•

our ability to effectively integrate Park Environmental Equipment, LLC (“ParkUSA”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in Ukraine and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies, such as coronavirus disease 2019 (“COVID‑19”); and
•	other risks discussed in Part I — Item 1A. “Risk Factors” of this 2022 Form 10‑K and from time to time in our other SEC filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2022 Form 10‑K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2022 Form 10‑K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products. In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we manufacture stormwater and wastewater technology products; high-quality precast and reinforced concrete products; pump lift stations; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to quality and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

Recent Strategic Actions

On October 5, 2021, we completed the acquisition of 100% of Park Environmental Equipment, LLC (ParkUSA) for a purchase price of $90.2 million in cash, which is included in the Precast Infrastructure and Engineered Systems (“Precast”) segment for all periods following the acquisition date. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations continue with ParkUSA’s previous management and workforce at its three Texas manufacturing facilities located in Houston, Dallas, and San Antonio. This strategic acquisition provides a foothold into the water infrastructure technology market. As we employ similar operating capabilities at our existing facilities, we intend to explore strategic opportunities to expand ParkUSA’s value-added products within the organization.

On January 31, 2020, we completed the acquisition of 100% of Geneva Pipe and Precast Company (“Geneva”) (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million in cash, which is included in the Precast segment for all periods following the acquisition date. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded our water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations continue with Geneva’s previous management and workforce at its three Utah manufacturing facilities.

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

Our Segments

Engineered Steel Pressure Pipe (“SPP”). SPP manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, seismic resiliency, and other applications. In addition, SPP makes products for industrial plant piping systems and certain structural applications. SPP has manufacturing facilities located in Portland, Oregon; Adelanto and Tracy, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

Precast Infrastructure and Engineered Systems (Precast). Precast manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

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

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act), signed into law in November 2021, will invest $55 billion to expand access to clean drinking water for households, businesses, schools, and child care centers all across the country. According to its 2021 Annual Report, the EPA’s Water Infrastructure Finance and Innovation Act program, a federal credit program for eligible water and wastewater infrastructure projects, closed 31 loans totaling over $5 billion in 2021.

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

Engineered Steel Pressure Pipe. In its Sixth Drinking Water Infrastructure Needs Survey and Assessment released in March 2018, the EPA estimated the nation will need to spend $473 billion on public water system infrastructure capital improvements from 2015 to 2034 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (“ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their 2021 Infrastructure Report Card for Drinking Water. The Failure to Act: Economic Impacts of Status Quo Investment Across Infrastructure Systems report published by ASCE and EBP in 2021, estimates there will be $2.6 trillion in cumulative infrastructure needs for water and wastewater infrastructure by 2029, and $5.8 trillion in cumulative infrastructure needs by 2039. The American Water Works Association concluded in their 2012 report, Buried No Longer: Confronting America’s Water Infrastructure Challenge, that from 2011 to 2035 more than $1 trillion will be needed to repair and expand drinking water infrastructure.

According to the United States Census Bureau, the population of the United States will increase by approximately 52 million people between 2023 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Climate change may be a cause for the drought conditions in some regions of the country and are increasing the demand for new infrastructure. The Construction Outlook 2023 from Dodge Construction Network forecasts public works construction in 2023 will grow 18%, supported by several recent federal legislative initiatives that have provided ample funding for infrastructure projects over the coming year.

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

The Drinking Water State Revolving Loan Fund (“DWSRF”), a federal-state partnership and financial assistance program to help water systems and states achieve the health protection objectives of the Safe Drinking Water Act, provided $3.8 billion in assistance in 2021 and $48.5 billion in assistance since 1997, according to the 2021 DWSRF Annual Report.

Finally, the increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness is expected to contribute to demand in the water infrastructure industry.

Our large-diameter, engineered welded steel pipeline systems are utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the total addressable market for the engineered welded steel pipeline system products sold will be approximately $2.0 billion over the next three years.

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

Our high-quality precast and reinforced concrete products and bar-wrapped concrete cylinder pipe are typically used in non-pressure, gravity fed sewer and stormwater applications. Demand for these products is generally influenced by general economic conditions such as housing starts, population growth, and interest rates. New residential and commercial construction and state Department of Transportation funding impact our market. The November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 (“Bluefield Report”) states that since the peak of new U.S. home construction in March 2022, interest rate hikes have dissuaded potential new homebuyers from entering the market. According to the United States Census Bureau, the privately-owned housing starts in December 2022 were at a seasonally adjusted annual rate of 1.4 million, compared to a seasonally adjusted annual rate of 1.8 million in December 2021. However, our Precast manufacturing facilities are located in Texas, one of three states with the largest infrastructure asset base, and Utah; both of these states are in the top five of the fastest growing markets (based on compound annual growth rate forecasted through 2030), according to the Bluefield Report.

Backlog

Engineered Steel Pressure Pipe. We measure backlog as a key metric to evaluate the commercial health of our water infrastructure steel pipe business. Backlog represents the balance of remaining performance obligations under signed contracts for SPP products for which revenue is recognized over time. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2022 and 2021, backlog was $274 million and $183 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2022 and 2021, backlog including confirmed orders was $372 million and $290 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

Products

Engineered Steel Pressure Pipe. Water infrastructure steel pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inches to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches or wall thicknesses exceeding 1.00 inch. Lining and coating capabilities include cement mortar, polyurethane, epoxy, polyethylene tape, and coal-tar enamel according to our customers’ project specifications. Fabrication of fittings are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

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

The Geneva facilities manufacture RCP in sizes ranging from twelve inches to 96 inches in diameter and in a variety of strength classes at ASTM International and American Association of State Highway and Transportation Officials (“AASHTO”) specifications which are primarily used for water transmission, sanitary sewer systems, storm drainage, and utilities fabrication. Geneva’s manholes, box culverts, vaults, and other structural products come in a variety of dimensions. Geneva’s lined products include high-density polyethylene (“HDPE”) or fiber reinforced plastic internal liners within manholes and RCP with additional corrosion protection in sanitary sewer and wastewater environments.

Under the ParkUSA brand, we manufacture pre-assembled stormwater, wastewater, and water management systems housed predominantly in precast concrete or steel housings, including water meter assemblies, break tank systems, pump lift stations, and backflow prevention systems. ParkUSA also manufactures a variety of stormwater products including catch basins, canal valves, and interceptors capable of removing sediments, trash, and oil from stormwater runoff. ParkUSA’s wastewater products protect the environment and limit pollutants from entering sewer systems including interceptors designed to neutralize and macerate foreign materials such as fats, oils, and greases in wastewater for hospitals, service stations, restaurants, and other commercial applications. ParkUSA units are pre-assembled in a quality-controlled environment and are delivered ready to install to the job site, providing significant savings from onsite assembly.

Manufacturing and Product Development

Engineered Steel Pressure Pipe. Water infrastructure steel pipe manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxy, cement mortar, coal-tar enamel, and Pritec®. The inside of the pipe cylinders can be lined with cement mortar, polyurethane, or epoxy. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities. Completed pipes are evaluated for structural integrity with a hydrotester prior to shipment.

In April 2022, we introduced the Permalok® Auger Bore Joint, which utilizes a precision-machined interference fit that eliminates the need for time-sensitive field applied butt-welds on trenchless and open-cut applications. This patented pre-installed joint connection is flush with the interior and exterior surfaces of the pipe, allowing for quick, easy, and permanent joining in the field. Its unique stepped profile simplifies installation for our customers.

In November 2022, we announced the development of the Permalok® Radial Bending Joint. This patent-pending technology is a groundbreaking advancement in trenchless microtunneling construction allowing steel pipe to be installed in a curved radius. As with other Permalok joints, the press-fit machined joint reduces field time by eliminating butt-weld joints and results in a shortened install duration and reduced field costs.

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

We work hand-in-hand with our customers to develop custom water infrastructure products that help protect the environment. Many of our precast wastewater, stormwater, water management, and process systems include integrated Original Equipment Manufacturer components that we build out at our facilities into the finished solution. We build and test each unit to industry standards in our quality-controlled certified facilities. The units arrive at the jobsite ready to install, which reduces jobsite construction time and the need for specialized trades on site.

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

Intellectual Property. We own various patents, registered trademarks and trade names and applications for, or licenses in respect of the same, that relate to our various products, including a number of innovative technologies relating to water infrastructure as well as precast infrastructure and engineered systems produced by ParkUSA. We also license intellectual property for use in certain of our products from unaffiliated third parties. We believe that our patents, trademarks, and trade names are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition, or results of operations.

Quality Assurance. We have quality management systems in place that assure we are consistently providing products that meet or exceed customer and applicable regulatory requirements. All of our steel pipe manufacturing facilities’ quality management systems in the United States and Mexico are registered under a multi-site registration by the International Organization for Standardization (“ISO”). In addition to the ISO qualification, we are certified for specific steel pipe products or operations by the American Petroleum Institute. All of our steel pipe water transmission manufacturing facilities are certified by NSF for cement lining. We are certified for specific precast and reinforced concrete products or operations by the National Precast Concrete Association and the National Ready Mixed Concrete Association. We also follow and make products to the following standards and specifications: American Institute of Steel Construction, American Society of Mechanical Engineers, American Welding Society, Caltrans, American Water Works Association, ASTM International, AASHTO, and the ASCE. All of our steel pipe nondestructive evaluation technicians are qualified and certified to the guidelines of the American Society for Nondestructive Testing, Inc.

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

Marketing

Engineered Steel Pressure Pipe. Our seven steel pipe manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico allow us to efficiently serve customers throughout North America. The primary customers for our water infrastructure steel pipe products are installation contractors for projects funded by public water agencies. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and products, and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with public water agencies, contractors, and engineering firms, often years in advance of a project bid date. These relationships allow us to identify and evaluate planned projects at early stages, and pursue these projects by offering technical support and resources. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Precast Infrastructure and Engineered Systems. Our six precast and water systems manufacturing facilities in Texas and Utah allow us to efficiently serve customers throughout Texas, the Intermountain West region, and surrounding states. The primary customers for our precast infrastructure and reinforced concrete products are installation contractors for various commercial, government, residential, and industrial projects. Our marketing strategy emphasizes our product quality and variety of offerings, competitive pricing, customer service, delivery, and technical expertise. We market many of our engineered systems with preinstalled components as having the advantage of reduced field install time, the elimination of multiple vendors, and higher quality control. Our sales force is comprised of in-house and third-party sales representatives, engineers, and support personnel who work closely with the customers to find the right product or solution for their specific need.

Competition

Engineered Steel Pressure Pipe. Most water infrastructure steel pipe projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, customized specifications, and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water infrastructure steel pipe manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico, we believe we can more effectively compete throughout North America. Our primary competitors in the western United States and southwestern Canada are Imperial Pipe and West Coast Pipe. East of the Rocky Mountains, our primary competitors are Thompson Pipe Group, American SpiralWeld Pipe, and Mid America Pipe Fabricating & Supply, LLC.

Our competitors could build new facilities or expand capacity within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe facility in Texas that became operational in the first half of 2021. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

Precast Infrastructure and Engineered Systems. Our six precast and reinforced concrete product manufacturing facilities in Texas and Utah have several local competitors which are primarily other precast concrete manufacturers in the respective states where we operate. Our primary competitors are Oldcastle Infrastructure in Texas and Utah and The QUIKRETE Companies in Texas.

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

Engineered Steel Pressure Pipe. The main raw component in our steel pipe manufacturing process is steel. We have historically purchased hot rolled steel coil and steel plate from both domestic and foreign steel mills. Our suppliers include Big River Steel, Steel Dynamics, Inc., United States Steel Corporation, ArcelorMittal, SSAB, POSCO INTERNATIONAL, EVRAZ North America, California Steel Industries, Cleveland-Cliffs Inc., and Nucor Corporation. Steel is normally purchased after the steel pressure pipe orders are confirmed with an executed contract. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions, and currency exchange rates.

Precast Infrastructure and Engineered Systems. The main raw components in our precast and reinforced concrete products are cement, steel, and aggregate, which are widely available commodities. When possible, we source these raw materials from suppliers near our facilities. During 2022, we experienced supply chain challenges for cement resulting from historically high demand as well as equipment outages, which led to suppliers allocating cement to customers in both Texas and Utah. We also rely on certain suppliers of valves, pumps, piping, and certain custom fabricated items, and experienced supply chain challenges for some of these materials during periods of the year.

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to typically milder weather in the regions in which we operate. We are more likely to be impacted by severe weather events, such as hurricanes and excessive flash flooding, snow, ice, or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See Part I — Item 1A. “Risk Factors” of this 2022 Form 10‑K for further discussion.

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

In particular, we are subject to federal, state, local, and foreign environmental regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K. Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Human Capital Resources

At Northwest Pipe Company, we believe that a commitment to developing our Human Capital Resources is necessary to maintain our position as a leader in our marketplace. Key issues of culture, health and safety, and diversity and inclusion are key priorities in our discussions of our environmental, social, and governance (ESG) impact.

Employees. As of December 31, 2022, we had 1,312 employees, the overwhelming majority of which were full-time. Approximately 66% of our workforce is employed on an hourly basis, while 34% is salaried. Approximately 5% of our employees are subject to a collective bargaining agreement with a single labor union. We consider our relations with our employees and the labor union to be good. The weighted-average tenure of our employees is 8 years of service.

Maintaining a sufficient number of skilled employees in order to support the operations at our corporate office and various manufacturing sites continues to be a key focus at Northwest Pipe Company. To that end, we offer a wide array of company-paid benefits to our employees both in the United States and Mexico. Benefits may vary between countries due to customary local practices and statutory requirements, or due to an employee’s full or part time status, work location, position, or tenure; however, we believe that as a whole our compensation packages are competitive relative to others in our industry. We are committed to ensuring equal pay for equal work regardless of an employee’s age, gender identity, race, ethnicity, sexual orientation, or physical or mental ability.

Culture. Our key values are captured in the acronym ACT, which stands for Accountability, Commitment, and Teamwork, which we seek to demonstrate in our daily actions. Our executive leadership team guides our strategic direction to provide innovative water, environmental, and other infrastructure solutions for a wide range of commercial, residential, and municipal applications which are manufactured safely (see Health and Safety below) and efficiently. As a trusted partner to engineering firms, contractors, and water municipalities, we strive for operational, manufacturing, and client service excellence. Our success stems from our employees delivering product to our customers that consistently meets or exceeds their expectations.

We believe that our employees are our best resources. In order to recognize and reward the continued commitment and teamwork of our employees, when positions that may offer opportunities for advancement become open at Northwest Pipe Company, we first try to fill those positions from within.

We are committed to promoting and supporting fundamental human rights at our facilities, and have adopted a Human Rights Policy. In that policy, we prohibit the use of child labor and all forms of forced labor, including prison labor, indentured labor, bonded labor, military labor, modern forms of slavery, and any form of human trafficking.

Health and Safety. Our goal is to send each employee home safe at the end of the day. As such, safety is at the central core of our culture, and is infused at every level of our organization. More than just policy and procedure, our safety program gives equal focus to the human side of safety, integrating coaching and mentoring efforts with compliance-driven approaches. By instilling a deep commitment to safety that reaches from our Chief Executive Officer to our general laborers, we have achieved industry-leading safety performance. Over the last four years, our average total recordable incident rate was 2.35 and our average days away rate was 0.51, calculated in accordance with the Occupational Safety and Health Administration’s record keeping requirements. Each of our facilities utilize various interactions to achieve this performance, from a toolbox meeting to cover the day’s work and any particular safety concern, to monthly Safety Plan Meetings, ‘No Days Away’ Safety Awards, and our employee-favorite, Safety Day. Each year, a facility may close for one full day to cover safety training and updates. Outside vendors demonstrate the latest safety procedures and equipment in a hands-on, fun atmosphere.

As a manufacturer, we work hard to eliminate hazards associated with high-risk work and have measures in place that include programs for fall protection, heavy equipment operation, and lockout/tagout. We also focus on personal safety issues, such as complacency and fatigue. We offer our employees medical, dental, and vision insurance coverage to support their physical and mental well-being. We seek to keep our employees healthy during the COVID‑19 pandemic by taking proactive and precautionary steps to ensure the safety of our employees including frequent cleaning and disinfection of workspaces, providing personal protective equipment, instituting social distancing measure, staggering employee schedules, offering remote working environments for certain employees, encouraging vaccination, and guiding employees on preemptive measures as outlined by the Center for Disease Control (CDC).

Diversity and Inclusion. Diversity and inclusion are integral to our employee experience, and we are proud of our diverse workforce. Companies that are diverse in age, gender identity, race, sexual orientation, physical or mental ability, ethnicity, and perspective are shown to be more resilient. We believe that diversity and inclusion are important in building the most effective, high-performing teams as part of our ACT culture. As of December 31, 2022, 51% of our employees in the United States self-identified as belonging to one or more of the following racial/ethnic groups: American Indian or Alaskan Native, African American/Black, Asian, Hispanic or Latino, and Native Hawaiian or other Pacific Islander. As of December 31, 2022, 12% of our employees self-identified as female.

Our goal is to build a skilled and strong workforce that is not only diverse in race and ethnicity, but also diverse in age, gender identity, sexual orientation, physical or mental ability, and perspective. Our Affirmative Action Program (“AAP”) strives to hire, recruit, train, and promote employees in job classifications without regard to race, age, religion, color, sex, national origin, physical or mental disability, marital or veteran status, sexual orientation, gender identity, or any other classification protected by law. To support these efforts, the AAP for our facilities in the United States is reviewed annually by a third-party consultant, establishing annual hiring goals for women, minorities, veterans, and individuals with disabilities.

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

We conduct training on our Code upon hire, and in regular intervals during the employee’s life cycle with us. The most recent ethics training for all salaried employees was launched in the fourth quarter of 2022. We also conduct anti-trust training annually. The most recent anti-trust training for certain senior management and sales employees was the first quarter of 2023. In addition, we recently conducted our “Respect in the Workplace” training which focused on inclusion, communication, and attentiveness to workplace behaviors and their impact on others.

Cybersecurity

Cybersecurity is a top priority, and our program is driven by our commitment to maintaining a strong security architecture, active governance, and robust controls. Our program is led by our Director of Information Technology, who works closely with our senior management team to advance our cybersecurity strategy. The Audit Committee of our Board of Directors receives quarterly updates regarding information about cyber risk mitigation strategies, proposed plans of action to strengthen our architecture against evolving risks, as well as the identification of known cybersecurity breaches, in the event applicable. We do not believe our systems were breached in 2022.

We maintain an incident response plan in the event of a cybersecurity incident, for the purpose of contacting authorities and informing key stakeholders. The principles of our program align with the National Institute of Standards and Technology’s five phase Cybersecurity Framework to identify, protect, detect, respond, and recover. Further, we use industry leading security tools, continuously monitor our networking architecture, conduct simulated attacks, and require employee training.

Information About Our Executive Officers

Information about our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2022 Form 10‑K and is incorporated herein by reference.

Available Information

Our internet address is www.nwpipe.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2022 Form 10‑K.

Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2022 Form 10‑K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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

•	We are subject to stringent environmental, health, and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits.

Risks Related to Our Business

•	We face risks in connection with the integration of recent or future potential acquisitions and divestitures;
•

The acquisitions of ParkUSA, Geneva, and acquisitions of other companies in the future could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities;

•	Our quarterly results of operations are subject to significant fluctuation;
•	Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows;
•	We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth;
•	Our recognition of revenue over time includes estimates;
•	We have a foreign operation which exposes us to the risks of doing business abroad;
•	Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation;
•	The COVID‑19 pandemic may have an adverse impact on our business;
•	The conflict in Ukraine may have an adverse impact on our business; and
•	Climate change and related regulatory requirements present an ongoing risk to our business operations.

Risks Related to Our Supply Chain and Production Process

•	Our business may be adversely impacted by staffing shortages, other labor matters, and work stoppages;
•	Fluctuations in steel prices and availability may affect our future results of operations;
•	We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations, or cash flows;
•	We may not be able to recover costs and damages from vendors that supply defective materials; and
•	Our information technology systems can be negatively affected by cybersecurity threats.

Risks Related to Our Financial Condition

•	We will need to substantially increase working capital if market conditions and customer order levels continue to grow;
•	Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows;
•	A portion of our indebtedness is subject to interest rate risk, which could cause our debt service obligations to increase significantly;
•

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows; and

•

Disruptions in the financial markets, including in the banking industry, and a general economic slowdown could cause us to be unable to obtain financing or receive customer payments and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Risks Related to Our Internal Control Over Financial Reporting

•

Our Audit Committee and management have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement, and maintain appropriate controls in future periods.

Risks Related to Our Common Stock

•	The relatively low trading volume of our common stock may limit your ability to sell your shares;
•	The market price of our common stock could be subject to significant fluctuations; and
•	Certain provisions of our governing documents and Oregon law could discourage potential acquisition proposals.

Risks Related to Our Industry and End Markets

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for SPP projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations, changes in ability to obtain adequate project funding, and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with insufficient notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations, or cash flows may be adversely affected by unplanned downtime or reductions to facility utilization levels.

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

Our Engineered Steel Pressure Pipe segment faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, polyvinyl chloride, and high-density polyethylene pipe. Most SPP projects are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, recent increases in capacity have negatively affected our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our SPP manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico allow us to compete throughout North America, our competitors could build new facilities or expand capacity within our market areas. In 2019, a competitor broke ground on a new spiral welded steel pipe facility in Texas that became operational in the first half of 2021. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

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

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs. We are subject to national and regional economic conditions. These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, and gasoline prices. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis (like COVID‑19), acts of terrorism or acts of war (including the recent Russian invasion of Ukraine).

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

We currently conduct a significant portion of our precast and reinforced concrete products business in Texas and Utah, which we estimate represented approximately 52% and 43%, respectively, of Precast net sales for the year ended December 31, 2022. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending, and the impact of federal cutbacks. Any decrease in construction activity in Texas or Utah could have a material adverse effect on our business, financial condition, and results of operations.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Risks Related to Our Business

We face risks in connection with the integration of recent or future potential acquisitions and divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations, and our ability to achieve desired operational efficiencies. We may face challenges in integrating cultures, information systems, and business processes and policies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other parties. Acquired businesses may have liabilities, adverse operating issues, or other matters of concern arise following the acquisition that we fail to discover through due diligence prior to the acquisition. Further, our acquisition targets may not have as robust internal controls over financial reporting as would be expected of a public company, and therefore could lead to potential internal control deficiencies or material weaknesses. Acquisitions may also result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. We may also consider other alternatives in order to strategically position our business and continue to compete in our markets, which may include joint ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint venture or a buyer willing to purchase our assets may adversely affect our business, financial position, results of operations, or cash flows.

We acquired ParkUSA on October 5, 2021 and Geneva on January 31, 2020. The success of these acquisitions depends, in part, on our ability to successfully integrate these businesses with our current operations and to realize the anticipated benefits, including synergies, from the acquisitions on a timely basis. It may take longer than expected to realize these anticipated benefits and they may ultimately be smaller than we expect. There are a number of challenges and risks involved in our ability to successfully integrate ParkUSA and Geneva with our current business and to realize the anticipated benefits of these acquisitions, including all of the risks identified in the previous paragraph. Material weaknesses in our internal control over financial reporting as of December 31, 2022 were identified in connection with the design and implementation of the enterprise resource planning (“ERP”) system implemented on August 1, 2022 at ParkUSA, as described in Part II — Item 9A, “Controls and Procedures” of this 2022 Form 10‑K. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The acquisitions of ParkUSA, Geneva, and acquisitions of other companies in the future could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities. To increase business, broaden the diversification of our products, or for other business or strategic reasons, we may acquire other companies in the future. For example, in October 2021, we acquired ParkUSA and in January 2020, we acquired Geneva. The acquisitions of ParkUSA and Geneva and any other acquisitions that we may enter into from time to time, involve a number of risks that could harm our business and result in ParkUSA, Geneva, and/or any other acquired business not performing as expected, including:

•	problems integrating the acquired operations, personnel, technologies, or products with the existing business and products;
•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;
•

possible adverse short-term effects on cash flows or operating results, and the use of cash and other resources for the acquisition that might affect liquidity, and that could have been used for other purposes;

•	diversion of management’s time and attention from our existing business to the acquired business;
•	potential failure to retain key technical, management, sales, and other personnel of the acquired business;
•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;
•	difficulties in the integration of financial reporting systems, which could cause a delay in the issuance of, or impact the reliability of the consolidated financial statements;
•

failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), including a delay in or failure to successfully integrate these businesses into our internal control over financial reporting, such as the material weaknesses in our internal control over financial reporting as of December 31, 2022 identified in connection with the design and implementation of the ERP system implemented on August 1, 2022 at ParkUSA, as described in Part II — Item 9A, “Controls and Procedures” of this 2022 Form 10‑K;

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;
•	subsequent impairment of goodwill and acquired long-lived assets, including intangible assets;
•	failure to achieve the expected return on investment for capital deployed to the organic growth strategies associated with prior acquisitions; and
•	assumption of liabilities including, but not limited to, lawsuits, environmental liabilities, regulatory liabilities, tax examinations, and warranty issues.

We may enter into acquisitions that are dilutive to earnings per share or that adversely impact margins as a whole. In addition, acquisitions could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute shareholders’ equity, or require us to incur indebtedness.

Our quarterly results of operations are subject to significant fluctuation. Our net sales and operating results may fluctuate significantly from quarter to quarter due to a number of factors, including:

•	the commencement, completion, or termination of contracts during any particular quarter;
•	unplanned down time due to project delays or mechanical failure;
•	underutilized capacity or facility productivity;
•	adverse weather conditions;
•	fluctuations in the cost of raw materials;
•	disruptions in our supply chain; and
•	competitive pressures.

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

Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows. Our manufacturing operations are subject to typical hazards and risks relating to the manufacture of similar products such as:

•	explosions, fires, inclement weather, and natural disasters;
•	mechanical failure;
•	unscheduled downtime;
•	labor shortages;
•	loss of process control and quality;
•	disruptions to supply;
•	raw materials quality defects;
•	service provider delays or failures;
•	transportation delays or failures;
•	an inability to obtain or maintain required licenses or permits; and
•	environmental hazards such as chemical spills, discharges, or releases of toxic or hazardous substances or gases into the environment or workplace.

The occurrence of any of these operating problems at our facilities may have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our operations as a whole, during and after the period of these operating difficulties. For example, as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K, on April 21, 2019, there was an accidental fire at our Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while we repaired the damage. The operating problems listed above may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. In addition, individuals could seek damages for alleged personal injury or property damage. Furthermore, we could be subject to present and future claims with respect to workplace injury, exposure to hazardous materials, workers’ compensation, and other matters. Although we maintain property and casualty insurance of the types and in the amounts that we believe are customary for our industries, we cannot assure you that our insurance coverage will be adequate for liability that may be ultimately incurred or that such coverage will continue to be available to us on commercially reasonable terms. Any claims that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

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

Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time, was approximately $274 million as of December 31, 2022. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

The COVID‑19 pandemic may have an adverse impact on our business. The impacts of the COVID‑19 pandemic, and the resurgence of new COVID‑19 virus variants, on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain uncertain. While the COVID‑19 pandemic has caused various direct and indirect financial impacts associated with project bidding, execution, and product deliveries over the past couple of years, we remain unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business. The impacts of the COVID‑19 pandemic may also exacerbate other risks discussed in Part I – Item 1A. “Risk Factors” in this 2022 Form 10‑K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The conflict in Ukraine may have an adverse impact on our business. On February 24, 2022, Russia invaded Ukraine. The invasion received widespread international condemnation and many countries, including the United States, imposed new sanctions. While the situation remains highly fluid and the outlook is subject to extraordinary uncertainty, the crisis has already resulted in economic consequences. Energy and commodity prices have surged, adding to inflationary pressures from supply chain disruptions and the rebound from the COVID‑19 pandemic. The sanctions on Russia have had a substantial impact on the global economy and financial markets, with significant spillovers to other countries. Should the conflict escalate, the economic damage may increase.

We continue to monitor the impact of the crisis in Ukraine on all aspects of our business, including how it will impact our employees, customers, supply chain, and distribution network. Impacts include financial and commodity volatility in raw material and other input costs and availability, as well as volatility in the financial markets. The severity of impacts on the global economy and our business, results of operations, financial position and cash flows remain unknown.

Climate change and related regulatory requirements present an ongoing risk to our business operations. The rise in average global temperatures has resulted in elevated levels of carbon dioxide and other greenhouse gases in the atmosphere, altering long-term weather patterns that lead to an increased frequency and severity of natural disasters. Severe weather conditions could potentially disrupt our manufacturing and construction activities; areas prone to flooding could face delays resulting in lost production and extreme heat could threaten the health and well-being of our employees. Given the changes in weather patterns brought on by climate change, essentially all of our facilities are vulnerable to extreme conditions and natural disasters, increasing the risk of damage to our facilities and products. Those risks could also hinder our supply chain processes and limit our access to raw materials or our ability to fulfill orders for customers. Evolving governmental regulations to combat climate change risks would likely increase our costs for items including energy and transportation, which may prove disproportional to similar increases in costs experienced by competitors. We anticipate heightened regulatory focus in the near future and failure to comply with new environmental regulations and policies could result in reputational damage with our stakeholders, resulting in decreased demand for our products and lower than expected revenue.

Risks Related to Our Supply Chain and Production Process

Our business may be adversely impacted by staffing shortages, other labor matters, and work stoppages. Current nationwide staffing shortages have impacted our ability to attract both skilled and unskilled workers needed for our manufacturing operations, and the inability to fully staff any one of our facilities may impact our ability to work on projects and, as a result, could have a material adverse effect on our business, financial position, results of operations, or cash flows. A work stoppage or other limitation on production could occur at our facilities or our suppliers’ facilities for any number of reasons, including as a result of absenteeism, public health issues (i.e. COVID‑19), labor issues, including disputes under our existing collective bargaining agreement or in connection with negotiation of new collective bargaining agreements, or for other reasons.

As of December 31, 2022, we had approximately 62 employees that were represented by a single labor union. Although we believe that our relations with our employees and the labor union are good, no assurances can be made that we will not experience conflicts with the labor union, other groups representing employees, or our employees in general, especially in the context of any future negotiations with the labor union. We can also make no assurance that future negotiations with the labor union will not result in a significant increase in the cost of labor.

Additionally, the employees of some of our customers are unionized. Any strikes, other labor matters, or work stoppages experienced by our customers may impact our ability to work on projects and, as a result, have an adverse effect on our business, financial position, results of operations, or cash flows.

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of SPP cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our average cost for a ton of steel was approximately $1,174 per ton in 2022, $1,291 per ton in 2021, and $655 per ton in 2020. In 2022, our monthly average steel purchasing costs ranged from a high of approximately $1,782 per ton to a low of approximately $906 per ton. This volatility can significantly affect our gross profit.

Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations, or cash flows. In addition, if we are unable to acquire timely steel supplies, we may need to decline project bidding opportunities, which could also have an adverse effect on our business, financial position, results of operations, or cash flows.

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

We may not be able to recover costs and damages from vendors that supply defective materials. We may receive defective materials from our vendors that are incorporated into our products during the manufacturing process. The cost to repair, remake, or replace defective products could be greater than the amount that can be recovered from the vendor, in addition to creating inefficiencies in our production scheduling. Such excess costs could have an adverse effect on our business, financial position, results of operations, or cash flows.

Our information technology systems can be negatively affected by cybersecurity threats. Increased global information technology security requirements, vulnerabilities, threats, and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks, and the confidentiality, availability, and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification, or destruction of proprietary, employee, and other key information and operational disruptions, which in turn could adversely affect our reputation and competitiveness in our markets. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers, and employees, lead to claims against us, and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any of the foregoing factors could have an adverse effect on our business, financial position, results of operations, or cash flows.

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels continue to grow. If market conditions and SPP customer order levels were to dramatically increase, we would have to increase our working capital substantially, as it takes several months for project production to be translated into cash receipts. In general, revolving loan borrowings and letters of credit under the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 and the Second Amendment to Credit Agreement dated April 29, 2022 (together, the “Amended Credit Agreement”), are limited to the aggregate amount of $125 million. As of December 31, 2022 under the Amended Credit Agreement, we had $83.7 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $40 million. We may not have sufficient availability under the Amended Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2022, we had $83.7 million of outstanding revolving loan borrowings, $10.8 million of current debt, $94.2 million of operating lease liabilities, and $3.0 million of finance lease liabilities. We could incur additional revolving loan borrowings under the Amended Credit Agreement in the future to finance increases in working capital, finance mergers, acquisitions, and capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

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

A portion of our indebtedness is subject to interest rate risk, which could cause our debt service obligations to increase significantly. Borrowings under the Amended Credit Agreement and our current debt are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have, and may in the future enter into additional, interest rate swaps for a portion of our variable rate debt whereby we exchange floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, any interest rate swaps into which we enter may not fully mitigate our interest rate risk.

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

Disruptions in the financial markets, including the banking industry, and a general economic slowdown could cause us to be unable to obtain financing or receive customer payments and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The United States equity and credit markets, as well as certain financial institutions, have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially, the spreads on prospective debt financings to widen considerably, and disruptions in select banking transactions. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. These events may make it less likely that we will be able to obtain additional financing, may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or equity securities, which may prove necessary to execute our growth strategies, and may impact our customers and their ability to make payments or obtain credit.

Risks Related to Our Internal Control Over Financial Reporting

Our Audit Committee and management have identified a material weakness in our internal controls over financial reporting, and we may be unable to develop, implement, and maintain appropriate controls in future periods. The Sarbanes-Oxley Act and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of December 31, 2022, our internal controls over financial reporting were not effective. The specific material weakness is described in Part II — Item 9A, “Controls and Procedures” of this 2022 Form 10‑K in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We have adopted a remediation plan to address the material weakness identified. The implementation and administration of the remediation plan may divert the attention of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as well as other senior members of our management team, away from the operations of our business until the material weakness in our internal control is considered remediated.

The material weakness in our internal control over financial reporting as of December 31, 2022 was attributed to control deficiencies in the ERP system implementation project at ParkUSA and resultant business process control deficiencies. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. This could cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and management’s time to comply with applicable requirements. For more information relating to our internal control over financial reporting and disclosure controls and procedures, see Part II —Item 9A, “Controls and Procedures” of this 2022 Form 10‑K.

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

The following tables provide certain information about our operating facilities as of December 31, 2022:

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

Additionally, land adjacent to our Portland, Oregon, Saginaw, Texas, and St. Louis, Missouri facilities used for parking and/or pipe storage is leased.

Precast Infrastructure and Engineered Systems

Location	Manufacturing Space (approx. sq. ft.)	Property Size (approx. acres)	Ownership
Houston, Texas	239,000	25	Leased
Orem, Utah	150,000	20	Leased
Dallas, Texas	62,000	11	Leased
Salt Lake City, Utah	58,000	20	Leased
San Antonio, Texas	34,000	7	Leased
St. George, Utah	6,000	8	Leased

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NWPX.”

There were 18 shareholders of record as of March 6, 2023. A substantially greater number of holders of our common stock are beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions. We do not intend to pay cash dividends in the foreseeable future. We have not issued any securities during the past three years that were not registered under the Securities Act.

On November 3, 2020, our shelf registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2022 Form 10‑K, we have not yet sold any securities under this shelf registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2022 Form 10‑K.

On September 2, 2022, we entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million (the “Shares”) from time to time through Jefferies as our sales agent. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the At-the-Market Offering, but we have no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to our shelf registration statement on Form S‑3 discussed above, and the prospectus supplement dated September 2, 2022 filed by us. We will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. We have also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the year ended December 31, 2022.

Stock Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index, the S&P 600 Construction Machinery and Heavy Trucks Index, and a weighted composite of certain peer companies (“Peer Group”) selected by us. The Peer Group is comprised of Ampco-Pittsburgh Corporation, Badger Meter, Inc., Circor International, Inc., DMC Global Inc., L.B. Foster Company, Insteel Industries, Inc., Lindsay Corporation, Luxfer Holdings, PLC, Mueller Water Products, Inc., NN, Inc., and Orion Group Holdings, Inc.

To better align with comparable investment opportunities, we are transitioning from the Russell 2000 Index and the S&P 600 Construction Machinery and Heavy Trucks Index to the self-selected Peer Group for the year ended December 31, 2022. All indices are presented, in accordance with SEC rules, which require that if a company selects a different index from that used in the immediately preceding fiscal year, the company’s stock performance must be compared against both the newly selected index and previous index in the year of change.

The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	S&P 600 Construction Machinery and Heavy Trucks Index	Peer Group
December 31, 2017	100.00	100.00	100.00	100.00
December 31, 2018	121.68	88.99	71.53	79.86
December 31, 2019	174.03	111.70	93.66	102.59
December 31, 2020	147.86	134.00	105.83	116.38
December 31, 2021	166.14	153.85	120.94	129.46
December 31, 2022	176.07	122.41	128.71	113.09

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2022 Form 10‑K.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I — Item 1A. “Risk Factors” or in other parts of this 2022 Form 10‑K. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” and “Liquidity and Capital Resources” in our 2021 Form 10‑K, which was filed with the SEC on March 16, 2022, and which is incorporated herein by reference.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (SPP) and Precast Infrastructure and Engineered Systems (Precast). For detailed descriptions of these segments, see the “Our Segments” discussion in Part I — Item 1. “Business” of this 2022 Form 10‑K.

In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we manufacture stormwater and wastewater technology products; high-quality precast and reinforced concrete products; pump lift stations; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to quality and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts in December 2022 were at a seasonally adjusted annual rate of 1.4 million, compared to a seasonally adjusted annual rate of 1.8 million in December 2021, and the population of the United States is expected to increase by approximately 2 million people in 2023. Additionally, while recent and anticipated future increases in the federal funds rate by the Federal Reserve are expected to temper demand for housing, the immediate impacts have been muted by the demand for housing, stymied by recent labor and commodity shortages currently limiting the supply of new homes.

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

Purchased steel typically represents approximately 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel markets have remained volatile through 2022, with prices dropping significantly in the fourth quarter. The reduced steel costs have begun and will continue to be realized in our financial results.

Russia’s invasion of Ukraine is considered to be largely responsible for increased fuel costs, increasing our delivery costs. While these costs are generally passed along to the customer, there can be no assurance that all of these increased costs will be recouped, which could be material until world economic forces stabilize. Freight costs represent approximately 6% of cost of sales of our SPP business, for which the risk is more significant due to the long lead times between when an SPP contract is entered and the product is shipped.

Implementation of Enterprise Resource Planning (ERP) System at ParkUSA

In the third quarter of 2022, we implemented our ERP system at the ParkUSA manufacturing facilities. Due primarily to an underinvestment in systems preceding our acquisition, and vastly broader product offerings, this implementation has caused, and may continue to cause, disruption and inefficiencies in ParkUSA’s operations.

Impact of the COVID‑19 Pandemic on Our Business

While the COVID‑19 pandemic has caused various direct and indirect financial impacts associated with project bidding, execution, and product deliveries over the past couple of years, we remain unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. For additional details, refer to the information set forth under the caption “Impact of the COVID‑19 Pandemic on Our Business” in Part I — Item 1. “Business” and discussions in Part I — Item 1A. “Risk Factors” of this 2022 Form 10‑K.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$307,572	67.2%	$259,823	78.0%	$241,690	84.5%
Precast Infrastructure and Engineered Systems	150,093	32.8	73,490	22.0	44,217	15.5
Total net sales	457,665	100.0	333,313	100.0	285,907	100.0
Cost of sales:
Engineered Steel Pressure Pipe	263,099	57.5	228,542	68.6	197,397	69.0
Precast Infrastructure and Engineered Systems	108,711	23.7	60,517	18.1	37,991	13.3
Total cost of sales	371,810	81.2	289,059	86.7	235,388	82.3
Gross profit:
Engineered Steel Pressure Pipe	44,473	9.7	31,281	9.4	44,293	15.5
Precast Infrastructure and Engineered Systems	41,382	9.1	12,973	3.9	6,226	2.2
Total gross profit	85,855	18.8	44,254	13.3	50,519	17.7
Selling, general, and administrative expense	41,034	9.0	28,222	8.5	24,954	8.8
Operating income	44,821	9.8	16,032	4.8	25,565	8.9
Other income	97	-	328	0.1	1,002	0.3
Interest expense	(3,568)	(0.8)	(1,202)	(0.4)	(933)	(0.2)
Income before income taxes	41,350	9.0	15,158	4.5	25,634	9.0
Income tax expense	10,201	2.2	3,635	1.0	6,584	2.3
Net income	$31,149	6.8%	$11,523	3.5%	$19,050	6.7%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net sales. Net sales increased 37.3% to $457.7 million in 2022 compared to $333.3 million in 2021.

SPP net sales increased 18.4% to $307.6 million in 2022 compared to $259.8 million in 2021 driven by a 20% increase in selling price per ton due to increased raw materials costs, partially offset by a 1% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales increased 104.2% to $150.1 million in 2022 compared to $73.5 million in 2021 primarily due to the ParkUSA operations acquired in October 2021, which contributed $84.7 million and $18.0 million in net sales for 2022 and 2021, respectively. In addition, the segment realized a 17.9% increase in net sales at the pre-existing Precast operations due to a 45% increase in selling prices due to the high demand for our concrete products coupled with increased material costs, partially offset by an 18% decrease in volume shipped due to unscheduled equipment downtime and changes in product mix.

Gross profit. Gross profit increased 94.0% to $85.9 million (18.8% of net sales) in 2022 compared to $44.3 million (13.3% of net sales) in 2021.

SPP gross profit increased 42.2% to $44.5 million (14.5% of SPP net sales) in 2022 compared to $31.3 million (12.0% of SPP net sales) in 2021 due to improved product pricing. SPP gross profit in 2022 was reduced, in part, as a result of a $2.0 million product liability settlement reserve recorded in the first quarter.

Precast gross profit increased 219.0% to $41.4 million (27.6% of Precast net sales) in 2022 compared to $13.0 million (17.7% of Precast net sales) in 2021 due to contributions from the ParkUSA operations, as well as improved pricing at the pre-existing Precast operations. Precast gross profit in 2021 was reduced by $2.3 million of acquisition-related fair value inventory charges.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 45.4% to $41.0 million (9.0% of net sales) in 2022 compared to $28.2 million (8.5% of net sales) in 2021. The increase in selling, general, and administrative expense was primarily due to the acquired ParkUSA operations, including $5.0 million in higher compensation-related expense and $2.3 million in higher amortization expense, partially offset by $3.3 million in lower acquisition-related transaction costs. We also incurred an additional $6.7 million in higher other compensation-related expense, $1.0 million in higher professional fees, and $0.7 million in higher travel expense.

Income taxes. Income tax expense was $10.2 million in 2022 (an effective income tax rate of 24.7%) compared to $3.6 million in 2021 (an effective income tax rate of 24.0%). The effective income tax rate for 2022 was primarily impacted by non-deductible permanent differences. The effective income tax rate for 2021 was primarily impacted by estimated changes in our valuation allowance. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Amended Credit Agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the years ended December 31, 2022, 2021, and 2020 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K, and are further discussed below.

As of December 31, 2022, our working capital (current assets minus current liabilities) was $187.9 million compared to $164.1 million as of December 31, 2021. Cash and cash equivalents totaled $3.7 million and $3.0 million as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, we had $83.7 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $94.2 million of operating lease liabilities, and $3.0 million of finance lease liabilities. As of December 31, 2021, we had $86.8 million of outstanding revolving loan borrowings, $98.4 million of operating lease liabilities, and $2.2 million of finance lease liabilities. For future maturities of these obligations, see Notes 7, 8, and 9 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K.

Due to the uncertainty with respect to the timing of future cash flows associated with our approximately $4.5 million in unrecognized tax benefits as of December 31, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. For further information, see Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $17.5 million in 2022 compared to $(5.8) million in 2021. Net income, adjusted for non-cash items, provided $52.2 million of operating cash flow in 2022 compared to $28.7 million of operating cash flow in 2021. The net change in working capital used was $34.6 million of operating cash flow in 2022 compared to $34.5 million of operating cash flow in 2021.

Net Cash Used in Investing Activities

Net cash used in investing activities was $23.1 million in 2022 compared to $100.2 million in 2021. Acquisitions of businesses, net of cash acquired, were $0 in 2022 compared to $87.2 million in 2021. Capital expenditures were $22.8 million in 2022 compared to $13.3 million in 2021, which includes $10.1 million in 2022 of investment in our new reinforced concrete pipe mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2023 to be approximately $24 million to $28 million, which includes approximately $5 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, and the remainder primarily for standard capital replacement.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.2 million in 2022 compared $71.0 million in 2021. Net borrowings (repayments) on the line of credit were $(3.1) million in 2022 compared $86.8 million in 2021. Net borrowings (repayments) on other debt were $10.8 million in 2022 compared to $(13.8) million in 2021.

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

On November 3, 2020, our shelf registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2022 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2022 Form 10‑K.

On September 2, 2022, we entered into the At-the-Market Offering with Jefferies, pursuant to which we may issue and sell shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million from time to time through Jefferies as our sales agent. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the At-the-Market Offering, but we have no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to our shelf registration statement on Form S‑3 discussed above, and the prospectus supplement dated September 2, 2022 filed by us. We will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. We have also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the year ended December 31, 2022.

Current Debt

In August 2022, we entered into an Interim Funding Agreement (“IFA”) with Wells Fargo Equipment Finance, Inc. (“WFEF”) allowing for aggregate interim funding advances up to $13.5 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bears interest at the Term Secured Overnight Finance Rate (“SOFR”) plus 1.75%, requires monthly payments of accrued interest, and grants a security interest in the equipment to WFEF. As of December 31, 2022, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of December 31, 2022 under the Amended Credit Agreement, we had $83.7 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $40 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit available to support our operations for at least the next twelve months.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of December 31, 2022 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of December 31, 2022. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K.

Critical Accounting Estimates

Management Estimates

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates including those related to revenue recognition, business combinations, goodwill, inventories, property and equipment, including depreciation and valuation, intangible assets, including amortization, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our Consolidated Financial Statements.

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

We generally do not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance, and its collectability is probable.

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

Goodwill

Goodwill is reviewed for impairment annually, or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). During the fourth quarter of 2022, we changed the date of our annual impairment test of goodwill from December 31 to November 30. The change in the impairment test date will lessen resource constraints that exist in connection with our year-end close and financial reporting process and provide for additional time to complete the required impairment testing. This change does not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate, or avoid an impairment charge.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. Determining net realizable value of inventories involves judgments and assumptions, including projecting selling prices and cost of sales. To estimate net realizable value, we review recent sales and gross profit history, existing customer orders, current contract prices, industry supply and demand, forecasted steel prices, replacement costs, seasonal factors, general economic trends, and other information, as applicable. If future market conditions are less favorable than those projected by us, inventory write-downs may be required. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of substantially all other raw material inventories, as well as work-in-process and supplies, is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

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

Steel typically makes up approximately 35% of SPP’s project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is contracted.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2022 and 2021, we had $94.5 million and $86.8 million, respectively, of variable-rate debt outstanding. We have managed a portion of our variable-rate debt with an interest rate swap agreement to effectively convert a portion of our variable-rate debt to fixed-rate debt. The principal objective of this contract is to reduce the variability of the cash flows in interest payments associated with a portion of our variable-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for this contract.

As of December 31, 2022, the total notional amount of the interest rate swap was $26.7 million, which will amortize ratably on a monthly basis to zero by the April 2024 maturity date. We receive floating interest payments monthly based on the SOFR and pay a fixed rate of 1.941% to the counterparty.

Assuming average interest rates and borrowings on variable-rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our interest expense in 2022 or 2021.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not our functional currency. As of December 31, 2022, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, Mexican Peso, and European Euro.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR$1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2022, our foreign currency forward contracts mature at various dates through October 2023. As of December 31, 2021, the total notional amount of these foreign currency forward contracts was $19.0 million (CAD$24.1 million), of which we applied hedge accounting to all.

A hypothetical 10% change in the Canadian Dollar, Mexican Peso, or European Euro foreign currency exchange rates would not have a material impact on our reported net income in 2022 or 2021.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F‑1 to F‑33 at the end of this 2022 Form 10‑K. The financial statement schedule required by this item is included on page S‑1.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on their evaluation, as of December 31, 2022, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting as described below.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness in our internal control over financial reporting, as follows:

Subsequent to our acquisition of Park Environmental Equipment, LLC (“ParkUSA”), a privately held company, we instituted new internal controls, processes and procedures, and we converted ParkUSA to our enterprise resource planning (“ERP”) system. We have identified control deficiencies related to that system implementation project. Specifically, we did not exercise sufficient oversight, design effective controls to ensure completeness of the data conversion, or conduct sufficient testing to ensure the system would operate effectively. Additionally, we were unable to implement and evidence compensating business controls specific to ParkUSA’s sales transactions and cost of sales transactions. As a result, these business process control deficiencies, when combined with the ERP implementation control deficiencies, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis.

Moss Adams LLP, an independent registered public accounting firm, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K.

As a result of the identification of the material weakness, and prior to filing this 2022 Form 10‑K, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the year ended December 31, 2022 were prepared in accordance with U.S. GAAP. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this 2022 Form 10‑K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this 2022 Form 10‑K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this 2022 Form 10‑K. In addition, Moss Adams LLP has issued an unqualified opinion on our financial statements, which is included in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2022 Form 10‑K, and we have developed a remediation plan for the material weakness, which is described below.

Planned Remediation

We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described in this Item 9A. These remediation actions include: hiring consultants to assist with an evaluation of the ERP system, process, and workflow design; educating control owners concerning the principles and requirements of each control, with a focus on those related to sales and cost of sales transactions; and implementing new monitoring controls including additional analyses to help mitigate the risk that controls do not operate effectively. We will report regularly to our Audit Committee on the progress and results of our remediation plan, and we may take additional measures to address these control deficiencies, or we may modify certain of the remediation measures described above.

Management is committed to taking the necessary steps to ensure that our internal control over financial reporting is designed and operating effectively, and we intend to remediate this material weakness as soon as possible and believe the measures described above will do so. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We anticipate that the remediation will be completed during 2023.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described above, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S‑K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S‑K (to the extent required) is hereby incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders under the caption Nominees and Continuing Directors.

The following table lists our executive officers and each of their ages and positions as of December 31, 2022.

Name	Age	Current Position with Northwest Pipe Company
Scott Montross	57	Director, President, and Chief Executive Officer
Aaron Wilkins	48	Senior Vice President, Chief Financial Officer, and Corporate Secretary
Miles Brittain	59	Executive Vice President
Eric Stokes	51	Senior Vice President and General Manager of Engineered Steel Pressure Pipe
Michael Wray	49	Senior Vice President and General Manager of Precast Infrastructure and Engineered Systems
Megan Kendrick	46	Vice President of Human Resources

Scott Montross has served as our Director, President, and CEO since January 1, 2013. Mr. Montross joined the Company in May 2011 and served as our Executive Vice President and Chief Operating Officer. Mr. Montross has served in Senior Vice President level positions since 2003 with commercial, operational, and planning responsibilities and has spent a total of 24 years in the steel industry prior to joining the Company. Mr. Montross previously served as the Executive Vice President of the Flat Products Group for EVRAZ North America’s Oregon Steel Division from 2010 to 2011, as the Vice President and General Manager of EVRAZ North America from 2007 to 2010, as the Vice President of Marketing and Sales for Oregon Steel Mills, Inc. from 2003 to 2007, and as the Vice President of Marketing and Sales for National Steel Corporation from 2002 to 2003.

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

Eric Stokes has served as our Senior Vice President and General Manager of Engineered Steel Pressure Pipe since May 2021. Prior to that, Mr. Stokes served as our Senior Vice President of Sales and Marketing, Water Transmission from February 2020 to May 2021 and Vice President of Sales from April 2012 to February 2020. Prior to joining the Company in 2008, Mr. Stokes spent twelve years with Anderson Construction, holding key positions including Project Superintendent.

Michael Wray has served as Senior Vice President and General Manager of Precast Infrastructure and Engineered Systems since November 2021. Mr. Wray served as Vice President and General Manager of Geneva from February 2020 to October 2021 and as Senior Director of Operations from September 2018 to January 2020. Prior to that, Mr. Wray held a variety of operational positions within the Company. Prior to joining the Company in 2007, Mr. Wray spent two years with Continental Pipe Company and nine years with Smith Megadiamond, a Schlumberger company.

Megan Kendrick has served as our Vice President of Human Resources since January 2017. Prior to that, Ms. Kendrick held a variety of positions within the Company in the accounting and human resource departments. Prior to joining the Company in 2008, Ms. Kendrick worked for the Memphis Grizzlies of the National Basketball Association for seven years.

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website in the Corporate Governance area of the Investor Relations section. None of the material on our website is part of this 2022 Form 10‑K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8‑K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S‑K is hereby incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders under the caption Corporate Governance.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders under the captions Executive Compensation Discussion and Analysis, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2022, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	200,924	$-	873,402
Equity compensation plans not approved by security holders (3)	-	-	-
Total	200,924	$-	873,402

(1)

Consists of performance share awards and restricted stock unit awards under our 2022 Stock Incentive Plan and our 2007 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)	Reflects the exercise price per share of common stock purchasable upon the exercise of stock options only. As of December 31, 2022, no stock options were outstanding.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S‑K is included in our definitive proxy statement for the 2023 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Nominees and Continuing Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders under the caption Disclosure of Fees Paid to Independent Registered Public Accounting Firm.

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

2.1

Agreement and Plan of Merger dated as of January 31, 2020 among Northwest Pipe Company, Hatch Acquisition Corporation, Geneva Pipe Company, Inc., the Shareholders of Geneva Pipe Company, Inc., and Kurt Johnson, as Shareholder Representative, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on February 6, 2020**

2.2

Membership Interest Purchase Agreement dated as of October 5, 2021 by and among Northwest Pipe Company, EBSR, LLC, the equity holders of EBSR, LLC, and Park Environmental Equipment, LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 6, 2021**

3.1

Second Restated Articles of Incorporation, incorporated by reference to the Company’s Form 10‑K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022

Exhibit Number	Description

3.2

First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S‑3, as amended, as filed with the Securities and Exchange Commission on October 20, 2006, Commission Registration No. 333‑137923

3.3	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 12, 2022

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

10.5	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2019*

10.6	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2020*

10.7	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2020*

10.8

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

10.11

Change in Control Agreement dated June 10, 2021 between Northwest Pipe Company and Miles Brittain, incorporated by reference to the Company’s Current Report on Form 8‑K/A, as filed with the Securities and Exchange Commission on June 11, 2021*

10.12

Credit Agreement dated June 30, 2021 by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Northwest Pipe Company, NWPC, LLC, and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

Exhibit Number	Description

10.13

Guaranty and Security Agreement dated June 30, 2021 among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.14

Incremental Amendment dated October 22, 2021 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 28, 2021

10.15

Separation Agreement dated April 8, 2022 between Northwest Pipe Company and William Smith, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2022

10.16

Northwest Pipe Company 2022 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 28, 2022 *

10.17

Second Amendment to Credit Agreement dated April 29, 2022 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Form 10‑Q for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on May 6, 2022

10.18	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022 *

10.19	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022 *

10.20	Open Market Sale AgreementSM, dated September 2, 2022 between Northwest Pipe Company and Jefferies LLC, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on September 2, 2022

10.21	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 12, 2022

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

99.1

Interim Funding Agreement dated August 2, 2022 by and between Wells Fargo Equipment Finance, Inc. and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Form 10‑Q for the quarter ended September 30, 2022, as filed with the Securities and Exchange Commission on November 9, 2022

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment in Item 9A:

The Company converted the recently acquired Park Environmental Equipment, LLC (“ParkUSA”) subsidiary to its enterprise resource planning (ERP) system, and the Company did not design and maintain effective controls to ensure completeness of the data converted or conduct sufficient testing to ensure the system would operate effectively for sales and cost of sales transactions. In addition, the Company was unable to implement and evidence compensating business process controls specific to ParkUSA’s sales and cost of sales transactions.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2022, and our opinion on such consolidated financial statements was not affected.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs to Complete a Contract

As presented in the consolidated statement of operations and described in Notes 2 and 16 to the consolidated financial statements, the Company’s consolidated revenues and costs of revenue were $457.7 million and $371.8 million, respectively, for the year ended December 31, 2022. Revenue of $307.6 million was derived from contracts where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

Based on the high degree of subjectivity involved in the determination of estimated costs to complete a contract, which in turn led to a high degree of auditor effort and subjectivity in performing procedures and evaluating audit evidence, we have identified these estimates as a critical audit matter. Changes in these estimates could have significant impact on both the timing and amount of contract revenue to be recognized.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of internal controls related to the Company’s accumulation of estimated costs to complete a contract. This included testing controls over the Company’s review of monthly changes in estimated costs to complete a contract.
•	Testing a selection of contracts based on earned revenue for the year ended December 31, 2022 and assessed the reasonableness of the estimated costs.
•	Testing the reasonableness of management’s cost estimates by performing a lookback analysis comparing margins and estimated costs to complete on contracts in process as of December 31, 2021, that were completed or in process during the year ended December 31, 2022.

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2023

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020

Net sales	$457,665	$333,313	$285,907
Cost of sales	371,810	289,059	235,388
Gross profit	85,855	44,254	50,519
Selling, general, and administrative expense	41,034	28,222	24,954
Operating income	44,821	16,032	25,565
Other income	97	328	1,002
Interest expense	(3,568)	(1,202)	(933)
Income before income taxes	41,350	15,158	25,634
Income tax expense	10,201	3,635	6,584
Net income	$31,149	$11,523	$19,050

Net income per share:
Basic	$3.14	$1.17	$1.95
Diluted	$3.11	$1.16	$1.93

Shares used in per share calculations:
Basic	9,914	9,854	9,788
Diluted	10,012	9,928	9,873

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$31,149	$11,523	$19,050

Other comprehensive income (loss), net of tax:
Pension liability adjustment	(45)	308	(25)
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	289	(124)	(27)
Unrealized gain on interest rate swap designated as cash flow hedge	649	-	-
Other comprehensive income (loss), net of tax	893	184	(52)
Comprehensive income	$32,042	$11,707	$18,998

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,681	$2,997
Trade and other receivables, less allowance for doubtful accounts of $369 and $503	71,563	52,664
Contract assets	121,778	107,170
Inventories	71,029	59,651
Prepaid expenses and other	10,689	5,744
Total current assets	278,740	228,226
Property and equipment, net	133,166	121,266
Operating lease right-of-use assets	93,124	98,507
Goodwill	55,504	53,684
Intangible assets, net	35,264	39,376
Other assets	5,542	6,620
Total assets	$601,340	$547,679

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$-
Accounts payable	26,968	32,267
Accrued liabilities	30,957	24,498
Contract liabilities	17,456	2,623
Current portion of operating lease liabilities	4,702	4,704
Total current liabilities	90,839	64,092
Borrowings on line of credit	83,696	86,761
Operating lease liabilities	89,472	93,725
Deferred income taxes	11,402	10,984
Other long-term liabilities	7,657	8,734
Total liabilities	283,066	264,296

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,927,360 and 9,870,567 shares issued and outstanding as of December 31, 2022 and 2021, respectively	99	99
Additional paid-in-capital	127,911	125,062
Retained earnings	191,053	159,904
Accumulated other comprehensive loss	(789)	(1,682)
Total stockholders’ equity	318,274	283,383
Total liabilities and stockholders’ equity	$601,340	$547,679

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2019	9,746,979	$97	$120,544	$129,331	$(1,814)	$248,158
Net income	-	-	-	19,050	-	19,050
Other comprehensive loss:
Pension liability adjustment, net of tax benefit of $8	-	-	-	-	(25)	(25)
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $9	-	-	-	-	(27)	(27)
Issuance of common stock under stock compensation plans	58,458	1	(619)	-	-	(618)
Share-based compensation expense	-	-	3,088	-	-	3,088
Balances, December 31, 2020	9,805,437	98	123,013	148,381	(1,866)	269,626
Net income	-	-	-	11,523	-	11,523
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $102	-	-	-	-	308	308
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $41	-	-	-	-	(124)	(124)
Issuance of common stock under stock compensation plans	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	3,216	-	-	3,216
Balances, December 31, 2021	9,870,567	99	125,062	159,904	(1,682)	283,383
Net income	-	-	-	31,149	-	31,149
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $14	-	-	-	-	(45)	(45)
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $95	-	-	-	-	289	289
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $213	-	-	-	-	649	649
Issuance of common stock under stock compensation plans	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	3,702	-	-	3,702
Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$31,149	$11,523	$19,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	12,664	11,482	12,344
Amortization of intangible assets	4,439	2,142	2,207
Deferred income taxes	514	180	2,908
Gain on insurance proceeds	-	-	(1,147)
Share-based compensation expense	3,702	3,216	3,088
Other, net	(286)	193	1,889
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	(19,346)	392	1,563
Contract assets, net	225	(33,752)	8,109
Inventories	(11,378)	(17,650)	7,153
Prepaid expenses and other assets	3,381	6,727	2,514
Accounts payable	(5,826)	16,783	(3,501)
Accrued and other liabilities	(1,698)	(7,047)	(90)
Net cash provided by (used in) operating activities	17,540	(5,811)	56,087

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(87,215)	(48,728)
Purchases of property and equipment	(22,829)	(13,262)	(14,013)
Purchases of intangible assets	(327)	-	(329)
Proceeds from insurance	-	-	1,637
Other investing activities	106	325	-
Net cash used in investing activities	(23,050)	(100,152)	(61,433)

Cash flows from financing activities:
Borrowings on line of credit	177,634	122,272	41,377
Repayments on line of credit	(180,699)	(35,511)	(41,377)
Borrowings on other debt	10,756	-	15,879
Payments on other debt	-	(13,762)	(2,117)
Payments on finance lease liabilities	(597)	(415)	(420)
Tax withholdings related to net share settlements of equity awards	(853)	(1,166)	(618)
Other financing activities	(47)	(385)	(465)
Net cash provided by financing activities	6,194	71,033	12,259
Change in cash and cash equivalents	684	(34,930)	6,913
Cash and cash equivalents, beginning of period	2,997	37,927	31,014
Cash and cash equivalents, end of period	$3,681	$2,997	$37,927

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2022	2021	2020

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$3,170	$339	$599
Cash paid during the period for income taxes (net of refunds of $23, $79, and $153)	$13,774	$2,481	$1,397
Noncash investing and financing activities:
Accrued property and equipment purchases	$1,314	$788	$325
Accrued consideration in acquisition of business	$1,820	$911	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$568	$16,043	$4,471
Right-of-use assets obtained in exchange for finance lease liabilities	$1,466	$853	$507

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding the allocation of resources. See Note 19, “Segment Information” for detailed descriptions of these segments.

In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, the Company manufactures stormwater and wastewater technology products; high-quality precast and reinforced concrete products; pump lift stations; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, the Company provides solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. The Company is headquartered in Vancouver, Washington, and has 13 manufacturing facilities across North America.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation and Presentation

The Consolidated Financial Statements are expressed in United States Dollars and include the accounts of the Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates all of its estimates, including those related to business combinations, allowance for doubtful accounts, inventories, property and equipment (including depreciation and valuation), goodwill, intangible assets (including amortization), revenue recognition, share-based compensation, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (“book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statements of Cash Flows. The Company had a book overdraft of $0.6 million and $4.1 million as of December 31, 2022 and 2021, respectively.

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

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of substantially all other raw material inventories, as well as work-in-process and supplies, is on an average cost basis. The cost of finished goods uses the first-in, first-out method of accounting.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in conjunction with an acquisition. Goodwill is reviewed for impairment annually, or whenever events occur or circumstances change that indicate goodwill may be impaired. During the fourth quarter of 2022, the Company changed the date of its annual impairment test of goodwill from December 31 to November 30. The change in the impairment test date will lessen resource constraints that exist in connection with the Company’s year-end close and financial reporting process and provide for additional time to complete the required impairment testing. This change does not represent a material change to the Company’s method of applying an accounting principle, and therefore does not delay, accelerate, or avoid an impairment charge.

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

Intangible Assets

Intangible assets consist primarily of customer relationships, trade names and trademarks, patents, and backlog recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from three to 21 years.

Workers Compensation

The Company is self-insured and maintains high deductible policies for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2022 and 2021, workers compensation reserves recorded were $1.6 million and $1.7 million, respectively, of which $0.5 million and $0.4 million, respectively, were included in Accrued liabilities and $1.1 million and $1.3 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities as of December 31, 2022 and 2021 includes $8.0 million and $3.7 million, respectively, of accrued bonus.

Derivative Instruments

In the normal course of business, the Company is exposed to interest rate and foreign currency exchange rate fluctuations. Consistent with the Company’s strategy for financial risk management, the Company has established a program that utilizes foreign currency forward contracts and interest rate swaps to offset the risks associated with the effects of these exposures. The Company utilizes cash flow hedge accounting treatment for qualifying foreign currency forward contracts and interest rate swaps. Instruments that do not qualify for cash flow hedge accounting treatment are remeasured at fair value on each balance sheet date and resulting gains and losses are recognized in earnings.

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

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity. For the years ended December 31, 2022, 2021, and 2020, net foreign currency transaction gains (losses) of $0.5 million, $(0.5) million, and $(1.1) million, respectively, were recognized in earnings.

Revenue Recognition

The Company manufactures water infrastructure steel pipe products, which are generally made to custom specifications for installation contractors serving projects funded by public water agencies, as well as precast and reinforced concrete products. Generally, each of the Company’s contracts with its customers contains a single performance obligation, as the promise to transfer products is not separately identifiable from other promises in the contract and, therefore, is not distinct. The Company generally does not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance, and its collectability is probable.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020

Net income	$31,149	$11,523	$19,050

Basic weighted-average common shares outstanding	9,914	9,854	9,788
Effect of potentially dilutive common shares (1)	98	74	85
Diluted weighted-average common shares outstanding	10,012	9,928	9,873

Net income per common share
Basic	$3.14	$1.17	$1.95
Diluted	$3.11	$1.16	$1.93

(1)	There were no antidilutive shares for the years ended December 31, 2022, 2021, or 2020.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, interest rate swaps, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2022, one customer had a balance in excess of 10% of total accounts receivable. As of December 31, 2021, no customer had a balance in excess of 10% of total accounts receivable. Foreign currency forward contracts and interest rate swaps are with a high quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Recent Accounting and Reporting Developments

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020‑04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. In January 2021, the FASB issued ASU No. 2021‑01, “Reference Rate Reform - Scope,” which clarified the scope and application of the original guidance. In December 2022, the FASB issued ASU No. 2022‑06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” which deferred the sunset date by two years. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2024. The Company will adopt these standards when LIBOR is discontinued and does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In October 2021, the FASB issued ASU No. 2021‑08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021‑08”) which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. ASU 2021‑08 is effective for the Company beginning January 1, 2023, including interim periods in 2023, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

3.	BUSINESS COMBINATIONS:

Park Environmental Equipment, LLC

On October 5, 2021, the Company completed the acquisition of 100% of Park Environmental Equipment, LLC (“ParkUSA”) for a purchase price of $90.2 million in cash, which is included in the Precast segment for all periods following the acquisition date. ParkUSA is a precast concrete and steel fabrication-based company that develops and manufactures water, wastewater, and environmental solutions. Operations continue with ParkUSA’s previous management and workforce at its three Texas manufacturing facilities located in Houston, Dallas, and San Antonio. This strategic acquisition provides a foothold into the water infrastructure technology market. As the Company employs similar operating capabilities at its existing facilities, it intends to explore strategic opportunities to expand ParkUSA’s value-added products within the organization.

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

The tangible and intangible assets acquired and liabilities assumed were recognized based on their estimated fair values on the acquisition date, with the excess purchase consideration recorded as goodwill. As a result of additional information obtained during the measurement period about facts and circumstances that existed as of the acquisition date, the Company recorded measurement period adjustments during the year ended December 31, 2022 which resulted in a $1.8 million increase in goodwill and purchase consideration related to the settlement of working capital. The measurement period for the ParkUSA acquisition was complete as of September 30, 2022.

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

The Company incurred transaction costs associated with this acquisition of $0.1 million, $3.4 million, and $0.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. These transaction costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

Geneva Pipe and Precast Company

On January 31, 2020, the Company completed the acquisition of 100% of Geneva Pipe and Precast Company (“Geneva”) (fka Geneva Pipe Company, Inc.) for a purchase price of $49.4 million in cash, which is included in the Precast segment for all periods following the acquisition date. Geneva is a concrete pipe and precast concrete products manufacturer based in Utah. This acquisition expanded the Company’s water infrastructure product capabilities by adding additional reinforced concrete pipe capacity and a full line of precast concrete products including storm drains and manholes, catch basins, vaults, and curb inlets as well as innovative lined products that extend the life of concrete pipe and manholes for sewer applications. Operations continue with Geneva’s previous management and workforce at the three Utah manufacturing facilities located in Salt Lake City, Orem, and St. George.

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

The Company incurred transaction costs associated with this acquisition of $2.6 million during the year ended December 31, 2020. These transaction costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

Unaudited Pro Forma Disclosures

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of ParkUSA had occurred on January 1, 2020 and the acquisition of Geneva had occurred on January 1, 2019 (in thousands):

	Year Ended December 31,
	2021	2020

Net sales	$384,872	$356,035
Net income	15,780	20,540

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

4.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2022	2021

Raw materials	$47,978	$44,697
Work-in-process	5,114	3,018
Finished goods	15,773	10,096
Supplies	2,164	1,840
Total inventories	$71,029	$59,651

5.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021

Land and improvements	$23,981	$22,909
Buildings	51,389	49,361
Leasehold improvements	3,182	3,057
Machinery and equipment	149,971	140,015
Equipment under finance lease	3,849	2,839
	232,372	218,181
Less accumulated depreciation and amortization	(117,856)	(106,957)
	114,516	111,224
Construction in progress	18,650	10,042
Property and equipment, net	$133,166	$121,266

All property and equipment is located in the United States, except for $19.0 million and $19.9 million of net property and equipment which is located in Mexico as of December 31, 2022 and 2021, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company has recorded goodwill in connection with its business acquisitions within the Precast reportable segment. The changes in the carrying amount of goodwill for the year ended December 31, 2022 were as follows (in thousands):

Goodwill, December 31, 2021	$53,684
Measurement period adjustment (Note 3)	1,820
Goodwill, December 31, 2022	$55,504

The Company performed its annual goodwill impairment test as of November 30, 2022, utilizing a qualitative analysis, and did not identify any potential impairment.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
As of December 31, 2022
Customer relationships	$29,209	$(5,845)	$23,364
Trade names and trademarks	12,825	(2,490)	10,335
Patents	1,627	(81)	1,546
Other	329	(310)	19
Total	$43,990	$(8,726)	$35,264

As of December 31, 2021
Customer relationships	$29,209	$(2,997)	$26,212
Trade names and trademarks	12,825	(1,245)	11,580
Patents	1,300	(15)	1,285
Backlog	300	(129)	171
Other	329	(201)	128
Total	$43,963	$(4,587)	$39,376

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2023	$4,189
2024	4,033
2025	4,033
2026	4,033
2027	4,033
Thereafter	14,943
Total amortization expense	$35,264

7.	CURRENT DEBT:

In August 2022, the Company entered into an Interim Funding Agreement (“IFA”) with Wells Fargo Equipment Finance, Inc. (“WFEF”) allowing for aggregate interim funding advances up to $13.5 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bears interest at the Term Secured Overnight Finance Rate (“SOFR”) plus 1.75%, requires monthly payments of accrued interest, and grants a security interest in the equipment to WFEF. As of December 31, 2022, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

8.	CREDIT AGREEMENT:

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 and the Second Amendment to Credit Agreement dated April 29, 2022 (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. The Company may prepay outstanding amounts in its discretion without penalty at any time, subject to applicable notice requirements. In conjunction with entering into the Credit Agreement on June 30, 2021, the Company terminated the Credit Agreement with Wells Fargo dated October 25, 2018, as amended on January 31, 2020 by the Consent and Amendment No. 1 to Credit Agreement with Wells Fargo (together, the “Former Credit Agreement”), and all outstanding debt under the Former Credit Agreement, including long-term debt, was repaid.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2022.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Interest expense from revolving loan borrowings, current debt, long-term debt, and finance leases was $3.6 million in 2022, $1.2 million, net of amounts capitalized of $0.1 million in 2021, and $0.9 million, net of amounts capitalized of $0.1 million in 2020. A nominal amount of interest was capitalized in 2022.

Line of Credit (Revolving and Swingline Loans)

As of December 31, 2022 under the Amended Credit Agreement, the Company had $83.7 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $40 million. As of December 31, 2021 under the Amended Credit Agreement, the Company had $86.8 million of outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2022 and 2021, the weighted-average interest rate for outstanding borrowings was 6.07% and 1.85%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

9.	LEASES:

The following table summarizes the Company’s leases recorded on the Consolidated Balance Sheets (in thousands):

	December 31,
	2022	2021
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$2,618	$1,730
Operating leases	93,124	98,507
Total right-of-use assets	$95,742	$100,237

Lease liabilities:
Finance leases	$3,037	$2,169
Operating leases	94,174	98,429
Total lease liabilities	$97,211	$100,598

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.2 million and $1.1 million as of December 31, 2022 and 2021, respectively.

Lease cost consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$577	$413	$422
Interest on lease liabilities	148	90	79
Operating lease cost	7,770	4,627	3,647
Short-term lease cost	1,000	993	745
Variable lease cost	251	158	199
Total lease cost	$9,746	$6,281	$5,092

The future maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

	Finance Leases	Operating Leases

2023	$654	$6,710
2024	968	6,538
2025	725	6,565
2026	666	6,465
2027	434	6,187
Thereafter	-	82,759
Total lease payments	3,447	115,224
Amount representing interest	(410)	(21,050)
Present value of lease liabilities	3,037	94,174
Current portion of lease liabilities (1)	(502)	(4,702)
Long-term lease liabilities (2)	$2,535	$89,472

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)
Finance leases	3.52	3.56
Operating leases	17.83	18.42
Weighted-average discount rate
Finance leases	5.44%	5.10%
Operating leases	2.19%	2.18%

The following table presents other information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(148)	$(90)	$(79)
Operating cash flows from operating leases	(6,818)	(4,142)	(3,481)
Financing cash flows from finance leases	(597)	(415)	(420)
Right-of-use assets obtained in exchange for finance lease liabilities	1,466	853	507
Right-of-use assets obtained in exchange for operating lease liabilities	568	16,043	4,471

10.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2022
Financial assets:
Deferred compensation plan	$3,587	$3,090	$497	$-
Foreign currency forward contracts	728	-	728	-
Interest rate swaps	862	-	862	-
Total financial assets	$5,177	$3,090	$2,087	$-

Financial liabilities:
Foreign currency forward contracts	$(80)	$-	$(80)	$-

As of December 31, 2021
Financial assets:
Deferred compensation plan	$4,321	$3,830	$491	$-
Foreign currency forward contracts	17	-	17	-
Total financial assets	$4,338	$3,830	$508	$-

Financial liabilities:
Foreign currency forward contracts	$(661)	$-	$(661)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, current debt, and borrowings on the line of credit approximate fair value due to the short-term nature of these instruments.

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

As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR$1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2021, the total notional amount of the foreign currency forward contracts was $19.0 million (CAD$24.1 million), and all foreign currency forward contracts were designated as cash flow hedges. As of December 31, 2022, the Company’s foreign currency forward contracts mature at various dates through October 2023 and are subject to an enforceable master netting arrangement.

As of December 31, 2022, the interest rate swap, which effectively converts a portion of the Company’s variable-rate debt to fixed-rate debt, was designated as cash flow hedge. The Company receives floating interest payments monthly based on the SOFR and pays a fixed rate of 1.941% to the counterparty. As of December 31, 2022, the total notional amount was $26.7 million, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date.

On August 9, 2022, the Company entered into an interest rate swap transaction which will begin April 3, 2023 at a notional amount of $15.0 million, which will amortize ratably on a monthly basis to zero by the April 2028 maturity date. The Company will receive floating interest payments monthly based on the 30 day Average SOFR and will pay a fixed rate of 2.96% to the counterparty.

The following table summarizes the gains (losses) recognized on derivatives de-designated or not designated as hedging instruments in the Consolidated Financial Statements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Foreign currency forward contracts:
Net sales	$660	$9	$(601)
Property and equipment	(680)	-	-

Interest rate swaps:
Interest expense	39	-	-
Total	$19	$9	$(601)

As of December 31, 2022, unrealized pretax gains (losses) on outstanding cash flow hedges in Accumulated other comprehensive loss was $1.0 million, of which $0.2 million, $(0.1) million, and $0.7 million are expected to be reclassified to Net sales, Property and equipment, and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 18, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract gains and losses.

12.	STOCKHOLDERS’ EQUITY:

At-the-Market Offering

On September 2, 2022, the Company entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may issue and sell shares of its common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million (the “Shares”) from time to time through Jefferies as its sales agent. The Company may sell the Shares in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the At-the-Market Offering, but it has no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to the Company’s shelf registration statement on Form S‑3 (File No. 333‑249637) filed with the Securities and Exchange Commission, which became effective on November 3, 2020, and the prospectus supplement dated September 2, 2022 filed by the Company. The Company will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the year ended December 31, 2022.

13.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 8% of employee contributions to the plan, subject to certain limitations. The defined contribution retirement plan offers 25 investment options.

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

As of December 31, 2022 and 2021, the Company had recorded, in accordance with the actuarial valuations, an accrued pension asset (liability) of $0.1 million and $(1.0) million, respectively, in Other long-term assets and Other long-term liabilities, respectively, and an unrecognized actuarial loss, net of tax, of $1.5 million, in both 2022 and 2021, in Accumulated other comprehensive loss. Additionally, as of December 31, 2022 and 2021, the projected and accumulated benefit obligation was $4.8 million and $6.1 million, respectively, and the fair value of plan assets was $4.9 million and $5.1 million, respectively.

The net periodic benefit cost was $0.1 million for each of the years ended December 31, 2022 and 2021, and approximately $0 for the year ended December 31, 2020. The weighted-average discount rates used to measure the projected benefit obligation were 4.89% and 2.41% as of December 31, 2022 and 2021, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.0% as of December 31, 2022 and 2021.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. As of December 31, 2022 and 2021, deferred compensation plan balances of $3.6 million and $4.3 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2022, 2021, and 2020 was $2.2 million, $1.8 million, and $1.6 million, respectively, and is primarily related to the defined contribution plan.

14.	SHARE-BASED COMPENSATION:

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2022	2021	2020

Cost of sales	$1,320	$1,003	$822
Selling, general, and administrative expense	2,382	2,213	2,266
Total	$3,702	$3,216	$3,088

There were 873,402 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2022, assuming the outstanding PSAs vest at the target level of 100%.

Stock Options Awards

The Company’s stock incentive plan provides that options become exercisable according to vesting schedules and terminate according to the terms of the grant. There were no options granted during the years ended December 31, 2022, 2021, or 2020. During the year ended December 31, 2020, 24,000 stock options at a weighted-average exercise price of $24.15 were exercised. The total intrinsic value of options exercised during the year ended December 31, 2020 was $0.1 million. There were no options exercised during the years ended December 31, 2022 or 2021. As of December 31, 2022 and 2021, there were no stock options outstanding.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2021	161,131	$30.26
RSUs and PSAs granted	116,622	30.68
Unvested RSUs and PSAs canceled	(8,248)	31.18
RSUs and PSAs vested (2)	(68,581)	29.29
Unvested RSUs and PSAs as of December 31, 2022	200,924	30.80

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2022, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 141% for the 2020-2021 performance period and 93% for the 2021 performance period.

The unvested balance of RSUs and PSAs as of December 31, 2022 includes approximately 149,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The weighted-average grant date fair value of RSUs and PSAs granted during the years ended December 31, 2022, 2021, and 2020 was $30.68, $33.30, and $26.61, respectively. The total fair value of RSUs and PSAs vested during the years ended December 31, 2022, 2021, and 2020 was $2.4 million, $3.3 million, and $2.0 million, respectively.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of December 31, 2022, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

For the years ended December 31, 2022, 2021, and 2020, stock awards of 11,380 shares, 12,606 shares, and 17,442 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $30.75 in 2022, $30.94 in 2021, and $25.81 in 2020.

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

In January 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the potentially responsible parties including the Company to recover costs related to their own injury assessment and compensation for natural resources damages. The case has been stayed until January 2025, and the Company does not have sufficient information at this time to determine the likelihood of a loss in this matter or the amount of damages that could be allocated to the Company.

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

On April 21, 2019, there was an accidental fire at the Company’s Saginaw, Texas facility which resulted in damage to the coatings building. There were no injuries, but the ability to coat at this facility was impaired while the Company repaired the damage. The Company’s other production locations were deployed to absorb the lost production that resulted. The Company has insurance coverage in place covering, among other things, business interruption and property damage up to certain specified amounts, and worked with its insurance company to restore the facility to full service as safely and quickly as possible. The Saginaw facility resumed operations in October 2019. The Company received $1.4 million of business interruption insurance recovery (net of incremental production costs) during the year ended December 31, 2020 which was recorded in Cost of sales.

Commitments

As of December 31, 2022, the Company’s commitments include approximately $1.1 million remaining relating to its investment in a new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of December 31, 2022. The letters of credit relate to workers’ compensation insurance.

16.	REVENUE:

Net sales by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales by geographic region:
United States	$423,961	$313,729	$254,956
Canada	33,704	19,584	30,951
Total	$457,665	$333,313	$285,907

One SPP customer accounted for 12%, 12%, and 16% of total net sales for the years ended December 31, 2022, 2021, and 2020, respectively. No Precast customer accounted for more than 10% of total net sales for the years ended December 31, 2022, 2021, and 2020.

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $(0.6) million, $2.0 million, and $2.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Year Ended December 31,
	2022	2021	2020

Over time (Engineered Steel Pressure Pipe)	$307,572	$259,823	$241,690
Point in time (Precast Infrastructure and Engineered Systems)	150,093	73,490	44,217
Net sales	$457,665	$333,313	$285,907

Contract Assets and Liabilities

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the years ended December 31, 2022, 2021, and 2020 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $2.7 million, $6.2 million, and $12.3 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of December 31, 2022, backlog was $274 million. The Company expects to recognize approximately 66% of the remaining performance obligations in 2023 and 34% in 2024.

17.	INCOME TAXES:

The United States and foreign components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

United States	$40,271	$14,000	$24,768
Foreign	1,079	1,158	866
Total	$41,350	$15,158	$25,634

The components of Income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$8,443	$2,256	$958
State	1,264	1,064	1,342
Foreign	198	213	243
Total current income tax expense	9,905	3,533	2,543
Deferred:
Federal	(22)	573	4,380
State	340	(464)	(386)
Foreign	(22)	(7)	47
Total deferred income tax expense	296	102	4,041
Total income tax expense	$10,201	$3,635	$6,584

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	2020

Income tax expense at federal statutory rate	$8,683	$3,183	$5,383
State expense, net of federal income tax effect	1,463	547	953
Change in valuation allowance	(1)	(247)	(181)
Nondeductible expenses	(35)	(31)	447
Foreign rate differential	97	104	78
Other	(6)	79	(96)
Income tax expense	$10,201	$3,635	$6,584
Effective income tax rate	24.7%	24.0%	25.7%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Accrued employee benefits	$3,840	$3,125
Inventories	350	30
Trade receivable, net	329	833
Net operating loss carryforwards	2,944	3,099
Tax credit carryforwards	2,863	2,888
Contract assets, net	403	313
Other	1,074	984
	11,803	11,272
Valuation allowance	(6,051)	(5,899)
	5,752	5,373
Deferred income tax liabilities:
Property and equipment	(13,550)	(12,937)
Intangible assets	(1,319)	(1,902)
Goodwill	(606)	(129)
Prepaid expenses	(1,285)	(1,005)
	(16,760)	(15,973)

Net deferred income tax liabilities	$(11,008)	$(10,600)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$394	$384
Deferred income taxes	(11,402)	(10,984)
Net deferred income tax liabilities	$(11,008)	$(10,600)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2022, net of any valuation allowance. As of December 31, 2022, the Company continues to maintain a valuation allowance on federal tax credits, capital loss carryforwards, and select state jurisdictions.

As of December 31, 2022, the Company had approximately $0.4 million of federal income tax credit carryforwards, which expire on various dates between 2023 and 2026, and $0.8 million of capital loss carryforwards, which expire in 2023. As of December 31, 2022, the Company also had approximately $18.4 million of state net operating loss carryforwards, which expire on various dates between 2022 and 2038, and state income tax credit carryforwards of $4.4 million, which began to expire in 2022. As of December 31, 2022, the Company also had approximately $6.0 million of foreign net operating loss carryforwards, which expire on various dates between 2023 and 2030.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2018.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020

Unrecognized income tax benefits, beginning of year	$4,366	$4,350	$4,350
Increases for positions taken in prior years	106	16	-
Unrecognized income tax benefits, end of year	$4,472	$4,366	$4,350

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2022 and 2021, the Company had $0.1 million and approximately $0, respectively, of accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2022, 2021, or 2020.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2022	2021

Pension liability adjustment, net of income tax benefit of $592 and $577	$(1,532)	$(1,487)
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges, net of income tax (expense) benefit of $(33) and $61	94	(195)
Unrealized gain on interest rate swap designated as cash flow hedge, net of income tax (expense) of $(213) and $0	649	-
Total	$(789)	$(1,682)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swap Designated as Cash Flow Hedge	Total

Balances, December 31, 2021	$(1,487)	$(195)	$-	$(1,682)

Other comprehensive income (loss) before reclassifications	41	(100)	678	619
Amounts reclassified from Accumulated other comprehensive loss	(86)	389	(29)	274
Net current period other comprehensive income (loss)	(45)	289	649	893

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the
Details about Accumulated Other	Year Ended December 31,			Consolidated Statements
Comprehensive Loss Components	2022	2021	2020	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(13)	$(7)	$(16)	Cost of sales
Non-service cost	127	110	46	Other income
Associated income tax expense	(28)	(25)	(8)	Income tax expense
	86	78	22

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	163	(72)	(378)	Net sales
Loss on cash flow hedges	(680)	-	-	Property and equipment
Associated income tax benefit	128	18	97	Income tax expense
	(389)	(54)	(281)

Unrealized gain on interest rate swap:
Gain on cash flow hedge	39	-	-	Interest expense
Associated income tax expense	(10)	-	-	Income tax expense
	29	-	-

Total reclassifications for the period	$(274)	$24	$(259)

19.	SEGMENT INFORMATION:

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

The Company’s Engineered Steel Pressure Pipe segment (SPP) manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, seismic resiliency, and other applications. In addition, SPP makes products for industrial plant piping systems and certain structural applications. SPP has manufacturing facilities located in Portland, Oregon; Adelanto and Tracy, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

The Company’s Precast Infrastructure and Engineered Systems segment (Precast) manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

The following table disaggregates revenue as well as other financial information based on the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales:
Engineered Steel Pressure Pipe	$307,572	$259,823	$241,690
Precast Infrastructure and Engineered Systems	150,093	73,490	44,217
Total	$457,665	$333,313	$285,907

Gross profit:
Engineered Steel Pressure Pipe	$44,473	$31,281	$44,293
Precast Infrastructure and Engineered Systems	41,382	12,973	6,226
Total	$85,855	$44,254	$50,519

Depreciation and amortization expense:
Engineered Steel Pressure Pipe	$9,789	$9,524	$10,746
Precast Infrastructure and Engineered Systems	6,807	3,738	3,407
	16,596	13,262	14,153
Corporate	507	362	398
Total	$17,103	$13,624	$14,551

Capital expenditures:
Engineered Steel Pressure Pipe	$8,211	$7,538	$12,031
Precast Infrastructure and Engineered Systems	13,925	5,255	1,397
	22,136	12,793	13,428
Corporate	693	469	585
Total	$22,829	$13,262	$14,013

The following table disaggregates total assets based on the Company’s reportable segments (in thousands):

	December 31,
	2022	2021
Total assets:
Engineered Steel Pressure Pipe	$307,924	$308,819
Precast Infrastructure and Engineered Systems	256,520	228,627
	564,444	537,446
Corporate	36,896	10,233
Total	$601,340	$547,679

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2022:
Allowance for doubtful accounts	$503	$442	$(576)	$369
Valuation allowance for deferred income tax assets	5,899	254	(102)	6,051

Year Ended December 31, 2021:
Allowance for doubtful accounts	$767	$653	$(917)	$503
Valuation allowance for deferred income tax assets	6,228	-	(329)	5,899

Year Ended December 31, 2020:
Allowance for doubtful accounts	$801	$430	$(464)	$767
Valuation allowance for deferred income tax assets	6,126	240	(138)	6,228

S- 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2023.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th day of March 2023.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President, and Chief Executive Officer
Scott Montross	(principal executive officer)

/S/ AARON WILKINS	Senior Vice President, Chief Financial Officer, and Corporate Secretary
Aaron Wilkins	(principal financial and accounting officer)

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ AMANDA L. KULESA	Director
Amanda L. Kulesa

/S/ KEITH R. LARSON	Director
Keith R. Larson

/S/ IRMA LOCKRIDGE	Director
Irma Lockridge

/S/ JOHN T. PASCHAL	Director
John T. Paschal