Form 10-Q
period 2023-03-31
NORTHWEST PIPE CO
filed 2023-05-04
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2023 was 9,998,974 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Net sales	$99,097	$109,331
Cost of sales	82,520	94,545
Gross profit	16,577	14,786
Selling, general, and administrative expense	11,866	9,368
Operating income	4,711	5,418
Other income (expense)	(29)	44
Interest expense	(1,369)	(560)
Income before income taxes	3,313	4,902
Income tax expense	951	1,343
Net income	$2,362	$3,559

Net income per share:
Basic	$0.24	$0.36
Diluted	$0.23	$0.36

Shares used in per share calculations:
Basic	9,940	9,881
Diluted	10,087	9,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$2,362	$3,559

Other comprehensive income (loss), net of tax:
Pension liability adjustment	29	22
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	22	(307)
Unrealized loss on interest rate swaps designated as cash flow hedges	(178)	-
Other comprehensive loss, net of tax	(127)	(285)
Comprehensive income	$2,235	$3,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,934	$3,681
Trade and other receivables, less allowance for doubtful accounts of $270 and $369	60,589	71,563
Contract assets	116,341	121,778
Inventories	70,970	71,029
Prepaid expenses and other	9,007	10,689
Total current assets	260,841	278,740
Property and equipment, less accumulated depreciation and amortization of $120,052 and $117,856	134,419	133,166
Operating lease right-of-use assets	91,641	93,124
Goodwill	55,504	55,504
Intangible assets, net	34,203	35,264
Other assets	5,771	5,542
Total assets	$582,379	$601,340

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	24,885	26,968
Accrued liabilities	24,296	30,957
Contract liabilities	25,794	17,456
Current portion of operating lease liabilities	4,627	4,702
Total current liabilities	90,358	90,839
Borrowings on line of credit	62,617	83,696
Operating lease liabilities	88,326	89,472
Deferred income taxes	12,045	11,402
Other long-term liabilities	7,956	7,657
Total liabilities	261,302	283,066

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,998,292 and 9,927,360 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	100	99
Additional paid-in-capital	128,478	127,911
Retained earnings	193,415	191,053
Accumulated other comprehensive loss	(916)	(789)
Total stockholders’ equity	321,077	318,274
Total liabilities and stockholders’ equity	$582,379	$601,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	2,362	-	2,362
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $5	-	-	-	-	22	22
Unrealized loss on interest rate swap designated as cash flow hedge, net of tax benefit of $58	-	-	-	-	(178)	(178)
Issuance of common stock under stock compensation plans, net of tax withholdings	70,932	1	(423)	-	-	(422)
Share-based compensation expense	-	-	990	-	-	990
Balances, March 31, 2023	9,998,292	$100	$128,478	$193,415	$(916)	$321,077

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	3,559	-	3,559
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	22	22
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $47	-	-	-	-	(307)	(307)
Issuance of common stock under stock compensation plans, net of tax withholdings	45,413	-	(294)	-	-	(294)
Share-based compensation expense	-	-	635	-	-	635
Balances, March 31, 2022	9,915,980	$99	$125,403	$163,463	$(1,967)	$286,998

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,362	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	2,799	2,935
Amortization of intangible assets	1,061	1,194
Deferred income taxes	635	383
Share-based compensation expense	990	635
Other, net	473	117
Changes in operating assets and liabilities:
Trade and other receivables	11,026	(6,640)
Contract assets, net	13,775	(2,430)
Inventories	59	(3,057)
Prepaid expenses and other assets	2,359	2,507
Accounts payable	(1,518)	4,616
Accrued and other liabilities	(7,739)	(2,171)
Net cash provided by operating activities	26,282	1,648
Cash flows from investing activities:
Purchases of property and equipment	(4,382)	(4,440)
Other investing activities	-	30
Net cash used in investing activities	(4,382)	(4,410)
Cash flows from financing activities:
Borrowings on line of credit	34,602	38,023
Repayments on line of credit	(55,682)	(34,532)
Payments on finance lease obligations	(145)	(125)
Tax withholdings related to net share settlements of equity awards	(422)	(294)
Other financing activities	-	(6)
Net cash provided by (used in) financing activities	(21,647)	3,066
Change in cash and cash equivalents	253	304
Cash and cash equivalents, beginning of period	3,681	2,997
Cash and cash equivalents, end of period	$3,934	$3,301

Noncash investing and financing activities:
Accrued property and equipment purchases	$750	$857
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$26
Right-of-use assets obtained in exchange for finance lease liabilities	$394	$338

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding the allocation of resources. See Note 11, “Segment Information” for detailed descriptions of these segments.

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

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2022 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 (“2022 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2022 Form 10‑K.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2023.

2.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Raw materials	$45,139	$47,978
Work-in-process	7,520	5,114
Finished goods	16,134	15,773
Supplies	2,177	2,164
Total inventories	$70,970	$71,029

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2023
Financial assets:
Deferred compensation plan	$3,677	$3,173	$504	$-
Foreign currency forward contracts	463	-	463	-
Interest rate swaps	626	-	626	-
Total financial assets	$4,766	$3,173	$1,593	$-

Financial liabilities:
Foreign currency forward contracts	$(18)	$-	$(18)	$-

As of December 31, 2022
Financial assets:
Deferred compensation plan	$3,587	$3,090	$497	$-
Foreign currency forward contracts	728	-	728	-
Interest rate swaps	862	-	862	-
Total financial assets	$5,177	$3,090	$2,087	$-

Financial liabilities:
Foreign currency forward contracts	$(80)	$-	$(80)	$-

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

As of March 31, 2023, the total notional amount of the foreign currency forward contracts was $14.4 million (CAD$19.5 million) and $1.1 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of March 31, 2023, the Company’s foreign currency forward contracts mature at various dates through September 2024 and are subject to an enforceable master netting arrangement.

The Company has an interest rate swap which effectively converts a portion of its variable-rate debt to fixed-rate debt and is designated as a cash flow hedge. The Company receives floating interest payments monthly based on the Secured Overnight Finance Rate (“SOFR”) and pays a fixed rate of 1.941% to the counterparty. As of March 31, 2023 and December 31, 2022, the total notional amount of the interest rate swap was $21.7 million and $26.7 million, respectively, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date.

On August 9, 2022, the Company entered into an interest rate swap transaction which began April 3, 2023 at a notional amount of $15.0 million and amortizes ratably on a monthly basis to zero by the April 2028 maturity date. The Company receives floating interest payments monthly based on the 30 day Average SOFR and pays a fixed rate of 2.96% to the counterparty.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended March 31,
	2023	2022
Foreign currency forward contracts:
Net sales	$(282)	$12
Property and equipment	(87)	-

Interest rate swaps:
Interest expense	158	-
Total	$(211)	$12

As of March 31, 2023, unrealized pretax gains on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.8 million, of which $0.2 million, approximately $0, and $0.6 million are expected to be reclassified to Net sales, Property and equipment, and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 9, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2023	2022

Cost of sales	$275	$240
Selling, general, and administrative expense	715	395
Total	$990	$635

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2022	200,924	$30.80
Unvested RSUs and PSAs canceled	(2,475)	31.94
RSUs and PSAs vested (2)	(95,442)	30.12
Unvested RSUs and PSAs as of March 31, 2023	103,007	31.40

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)

For the PSAs vested on March 31, 2023, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 159% for the 2020-2022 performance period, 126% for the 2021-2022 performance period, and 132% for the 2022 performance period.

The unvested balance of RSUs and PSAs as of March 31, 2023 includes approximately 77,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of March 31, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $2.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

6.	Commitments and Contingencies

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

Commitments

As of March 31, 2023, the Company’s commitments include approximately $1.1 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of March 31, 2023. The letters of credit relate to workers’ compensation insurance.

7.	Revenue

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

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $0.4 million and $(0.8) million for the three months ended March 31, 2023 and 2022, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2023	2022

Over time (Engineered Steel Pressure Pipe)	$63,546	$74,715
Point in time (Precast Infrastructure and Engineered Systems)	35,551	34,616
Net sales	$99,097	$109,331

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $10.5 million and $1.6 million during the three months ended March 31, 2023 and 2022, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of March 31, 2023, backlog was $297 million. The Company expects to recognize approximately 54% of the remaining performance obligations in 2023, 39% in 2024, and the balance thereafter.

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2018.

The Company recorded income tax expense at an estimated effective income tax rate of 28.7% and 27.4% for the three months ended March 31, 2023 and 2022, respectively. The Company’s estimated effective income tax rates for the three months ended March 31, 2023 and 2022 were primarily impacted by non-deductible permanent differences.

9.	Accumulated Other Comprehensive Loss

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swap Designated as Cash Flow Hedge	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	26	(10)	(59)	(43)
Amounts reclassified from Accumulated other comprehensive loss	3	32	(119)	(84)
Net current period other comprehensive income (loss)	29	22	(178)	(127)

Balances, March 31, 2023	$(1,503)	$116	$471	$(916)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated
	Three Months Ended March 31,
	2023	2022	Statements of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(3)	$(2)	Cost of sales
	(3)	(2)

Unrealized gain (loss) on foreign currency forward contracts:
Gain on cash flow hedges	44	14	Net sales
Loss on cash flow hedges	(87)	-	Property and equipment
Associated income tax (expense) benefit	11	(3)	Income tax expense
	(32)	11

Unrealized gain on interest rate swap:
Gain on cash flow hedges	158	-	Interest expense
Associated income tax expense	(39)	-	Income tax expense
	119	-

Total reclassifications for the period	$84	$9

10.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022

Net income	$2,362	$3,559

Basic weighted-average common shares outstanding	9,940	9,881
Effect of potentially dilutive common shares (1)	147	92
Diluted weighted-average common shares outstanding	10,087	9,973

Net income per common share:
Basic	$0.24	$0.36
Diluted	$0.23	$0.36

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 16,000 for the three months ended March 31, 2022. There were no antidilutive shares for the three months ended March 31, 2023.

11.	Segment Information

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales:
Engineered Steel Pressure Pipe	$63,546	$74,715
Precast Infrastructure and Engineered Systems	35,551	34,616
Total net sales	$99,097	$109,331

Gross profit:
Engineered Steel Pressure Pipe	$7,782	$7,189
Precast Infrastructure and Engineered Systems	8,795	7,597
Total gross profit	$16,577	$14,786

12.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2022 Form 10‑K, except for the following.

Accounting Changes

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021‑08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021‑08”) which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The Company adopted ASU 2021‑08 on January 1, 2023 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

Recent Accounting Standards

In March 2023, the FASB issued ASU No. 2023-01 “Leases (Topic 842): Common Control Arrangements” (“ASU 2023‑01”) which requires leasehold improvements associated with common control leases be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023‑01 is effective for the Company beginning January 1, 2024, including interim periods in 2024, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2023 (“2023 Q1 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in Ukraine and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2022 (“2022 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2023 Q1 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q1 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in March 2023 and December 2022, and the population of the United States is expected to increase by approximately 2 million people in 2023. Additionally, while recent and anticipated future increases in the federal funds rate by the Federal Reserve are expected to temper demand for housing, the immediate impacts have been muted by the demand for housing, stymied by recent labor and commodity shortages currently limiting the supply of new homes.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50 year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong and we have experienced an improvement in recent short-term demand for our engineered steel pressure pipe. Medium-term demand prospects could be negatively impacted by recessionary economic forces or, conversely, positively impacted by increased funding expedited by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act) and the Inflation Reduction Act.

Purchased steel typically represents approximately 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel markets have remained volatile through 2023, with prices increasing significantly in the first quarter. The increased steel costs are expected to be realized in our financial results in the second half of the year and offset by increased average selling prices.

Economic uncertainty, including the impacts of raw material shortages, inflationary pressures, potential risks of a recession, and the continued disruptions to and volatility in the financial markets could have an adverse effect on our business. The extent of the impact of these uncertainties on our business will depend on future developments, which are uncertain and cannot be predicted. Additionally, we have experienced effects of the current labor shortage at certain manufacturing facilities, for which we are mitigating the impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could have an adverse effect on our business.

Implementation of Enterprise Resource Planning (“ERP”) System at ParkUSA

In the third quarter of 2022, we implemented our ERP system at the ParkUSA manufacturing facilities. Due primarily to an underinvestment in systems preceding our acquisition, and vastly broader product offerings, this implementation has caused, and may continue to cause, disruption and inefficiencies in ParkUSA’s operations. We currently expect these disruptions to be limited to physical inventory counts, which have been required at greater frequency than desired in order to ensure the accuracy of our inventory quantities. Additionally, we have hired consultants to assist with an evaluation of the ERP system, process, and workflow design.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$63,546	64.1%	$74,715	68.3%
Precast Infrastructure and Engineered Systems	35,551	35.9	34,616	31.7
Total net sales	99,097	100.0	109,331	100.0
Cost of sales:
Engineered Steel Pressure Pipe	55,764	56.3	67,526	61.8
Precast Infrastructure and Engineered Systems	26,756	27.0	27,019	24.7
Total cost of sales	82,520	83.3	94,545	86.5
Gross profit:
Engineered Steel Pressure Pipe	7,782	7.8	7,189	6.5
Precast Infrastructure and Engineered Systems	8,795	8.9	7,597	7.0
Total gross profit	16,577	16.7	14,786	13.5
Selling, general, and administrative expense	11,866	11.9	9,368	8.5
Operating income	4,711	4.8	5,418	5.0
Other income (expense)	(29)	-	44	-
Interest expense	(1,369)	(1.5)	(560)	(0.5)
Income before income taxes	3,313	3.3	4,902	4.5
Income tax expense	951	0.9	1,343	1.2
Net income	$2,362	2.4%	$3,559	3.3%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net sales. Net sales decreased 9.4% to $99.1 million in the first quarter of 2023 compared to $109.3 million in the first quarter of 2022.

SPP net sales decreased 14.9% to $63.5 million in the first quarter of 2023 compared to $74.7 million in the first quarter of 2022 driven by a 4% decrease in tons produced resulting primarily from changes in project timing and an 11% decrease in selling price per ton due to decreased materials costs. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales increased 2.7% to $35.6 million in the first quarter of 2023 compared to $34.6 million in the first quarter of 2022 due primarily to an increase in selling prices resulting from high demand for our concrete products, in addition to increased materials costs.

Gross profit. Gross profit increased 12.1% to $16.6 million (16.7% of net sales) in the first quarter of 2023 compared to $14.8 million (13.5% of net sales) in the first quarter of 2022.

SPP gross profit increased 8.2% to $7.8 million (12.2% of SPP net sales) in the first quarter of 2023 compared to $7.2 million (9.6% of SPP net sales) in the first quarter of 2022. SPP gross profit in the first quarter of 2022 was negatively impacted by $2.0 million for a product liability settlement reserve.

Precast gross profit increased 15.8% to $8.8 million (24.7% of Precast net sales) in the first quarter of 2023 compared to $7.6 million (21.9% of Precast net sales) in the first quarter of 2022 primarily due to improved pricing.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 26.7% to $11.9 million (11.9% of net sales) in the first quarter of 2023 compared to $9.4 million (8.5% of net sales) in the first quarter of 2022 primarily due to $1.0 million in higher incentive compensation expense, $0.9 million in higher base compensation and benefits expense, $0.3 million in higher professional fees, and $0.3 million in higher administrative expenses.

Income taxes. Income tax expense was $1.0 million in the first quarter of 2023 (an effective income tax rate of 28.7%) compared to $1.3 million in the first quarter of 2022 (an effective income tax rate of 27.4%). The estimated effective income tax rates for the first quarter of 2023 and 2022 were impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021 and the Second Amendment to Credit Agreement dated April 29, 2022 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the three months ended March 31, 2023 and 2022 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2023 Q1 Form 10‑Q, and are further discussed below. We are actively managing the business to maintain cash flow and believe we have liquidity to meet our anticipated funding requirements and other near-term obligations.

As of March 31, 2023, our working capital (current assets minus current liabilities) was $170.5 million compared to $187.9 million as of December 31, 2022. Cash and cash equivalents totaled $3.9 million and $3.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023, we had $62.6 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $93.0 million of operating lease liabilities, and $3.3 million of finance lease liabilities. As of December 31, 2022, we had $83.7 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $94.2 million of operating lease liabilities, and $3.0 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $26.3 million in the first quarter of 2023 compared to $1.6 million in the first quarter of 2022. Net income, adjusted for non-cash items, provided $8.3 million of operating cash flow in the first quarter of 2023 compared to $8.8 million of operating cash flow in the first quarter of 2022. The net change in working capital provided (used) was $18.0 million of operating cash flow in the first quarter of 2023 compared to $(7.2) million of operating cash flow in the first quarter of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.4 million in the first quarters of 2023 and 2022. Capital expenditures were $4.4 million in the first quarters of 2023 and 2022, which was primarily for standard capital replacement. We currently expect capital expenditures in 2023 to be approximately $24 million to $28 million, which includes approximately $4 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, and the remainder primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $(21.6) million in the first quarter of 2023 compared to $3.1 million in the first quarter of 2022. Net borrowings (repayments) on the line of credit were $(21.1) million in the first quarter of 2023 compared to $3.5 million in the first quarter of 2022.

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

On November 3, 2020, our shelf registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2023 Q1 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2022 Form 10‑K.

On September 2, 2022, we entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million (the “Shares”) from time to time through Jefferies as our sales agent. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the At-the-Market Offering, but we have no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to our shelf registration statement on Form S‑3 discussed above, and the prospectus supplement dated September 2, 2022 filed by us. We will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. We have also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the three months ended March 31, 2023.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023 and March 15, 2023 (together, the “IFA”) provides for aggregate interim funding advances up to $13.5 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bore interest at the term Secured Overnight Finance Rate (“SOFR”) plus 1.75% through January 31, 2023. Effective February 1, 2023, the IFA interest rate changed to the SOFR Average plus 1.75%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. As of March 31, 2023, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”). The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 30, 2024. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of March 31, 2023 under the Amended Credit Agreement, we had $62.6 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $61 million. Based on our business plan and forecasts of operations, we expect to have sufficient credit available to support our operations for at least the next twelve months.

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

The letters of credit outstanding as of March 31, 2023 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 2.50 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $31.5 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of March 31, 2023. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 12, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q1 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2023 Q1 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, goodwill, intangible assets, including amortization, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023 as compared to the critical accounting estimates disclosed in our 2022 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with commodity prices, interest rates, and foreign currency exchange rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2023, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on their evaluation, as of March 31, 2023, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were not effective due to the previously reported material weakness in our internal control over financial reporting.

Previously Reported Material Weakness

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10‑K for the year ended December 31, 2022, subsequent to our acquisition of Park Environmental Equipment, LLC (“ParkUSA”), a privately held company, we instituted new internal controls, processes and procedures, and we converted ParkUSA to our enterprise resource planning (“ERP”) system. We have identified control deficiencies related to that system implementation project. Specifically, we did not exercise sufficient oversight, design effective controls to ensure completeness of the data conversion, or conduct sufficient testing to ensure the system would operate effectively. Additionally, we were unable to implement and evidence compensating business controls specific to ParkUSA’s sales transactions and cost of sales transactions. As a result, these business process control deficiencies, when combined with the ERP implementation control deficiencies, create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. The material weakness did not result in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results.

Remediation

We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described above. These remediation steps, which are ongoing, have centered primarily on employee training in addition to launching our project to improve the ParkUSA business processes, which will require the assistance of external consultants. We will continue to report regularly to our Audit Committee on the progress and results of our remediation plan, and we may take additional measures to address these control deficiencies, or we may modify certain of the remediation measures described above.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities described above, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q1 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2023 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2022 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2022 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 6. Exhibits

(a) The exhibits filed as part of this 2023 Q1 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023*

10.2	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023*

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2023

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)