Form 10-Q
period 2023-06-30
NORTHWEST PIPE CO
filed 2023-08-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2023 was 10,014,196 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$116,372	$118,522	$215,469	$227,853
Cost of sales	93,891	94,442	176,411	188,987
Gross profit	22,481	24,080	39,058	38,866
Selling, general, and administrative expense	11,016	10,127	22,882	19,495
Operating income	11,465	13,953	16,176	19,371
Other income (expense)	(134)	1	(163)	45
Interest expense	(1,191)	(869)	(2,560)	(1,429)
Income before income taxes	10,140	13,085	13,453	17,987
Income tax expense	2,692	3,412	3,643	4,755
Net income	$7,448	$9,673	$9,810	$13,232

Net income per share:
Basic	$0.74	$0.98	$0.98	$1.34
Diluted	$0.74	$0.97	$0.97	$1.33

Shares used in per share calculations:
Basic	10,000	9,918	9,970	9,900
Diluted	10,066	9,968	10,081	9,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$7,448	$9,673	$9,810	$13,232

Other comprehensive income (loss), net of tax:
Pension liability adjustment	30	22	59	44
Unrealized loss on foreign currency forward contracts designated as cash flow hedges	(123)	(96)	(101)	(403)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	85	233	(93)	233
Other comprehensive income (loss), net of tax	(8)	159	(135)	(126)
Comprehensive income	$7,440	$9,832	$9,675	$13,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,152	$3,681
Trade and other receivables, less allowance for doubtful accounts of $434 and $369	63,419	71,563
Contract assets	122,359	121,778
Inventories	84,579	71,029
Prepaid expenses and other	4,919	10,689
Total current assets	279,428	278,740
Property and equipment, less accumulated depreciation and amortization of $121,722 and $117,856	137,506	133,166
Operating lease right-of-use assets	91,106	93,124
Goodwill	55,504	55,504
Intangible assets, net	33,160	35,264
Other assets	6,034	5,542
Total assets	$602,738	$601,340

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	26,721	26,968
Accrued liabilities	25,770	30,957
Contract liabilities	26,990	17,456
Current portion of operating lease liabilities	4,887	4,702
Total current liabilities	95,124	90,839
Borrowings on line of credit	70,069	83,696
Operating lease liabilities	87,789	89,472
Deferred income taxes	11,834	11,402
Other long-term liabilities	9,321	7,657
Total liabilities	274,137	283,066

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 10,014,196 and 9,927,360 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	100	99
Additional paid-in-capital	128,562	127,911
Retained earnings	200,863	191,053
Accumulated other comprehensive loss	(924)	(789)
Total stockholders’ equity	328,601	318,274
Total liabilities and stockholders’ equity	$602,738	$601,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2023	9,998,292	$100	$128,478	$193,415	$(916)	$321,077
Net income	-	-	-	7,448	-	7,448
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	30	30
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $40	-	-	-	-	(123)	(123)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $24	-	-	-	-	85	85
Issuance of common stock under stock compensation plans, net of tax withholdings	15,904	-	(1,230)	-	-	(1,230)
Share-based compensation expense	-	-	1,314	-	-	1,314
Balances, June 30, 2023	10,014,196	$100	$128,562	$200,863	$(924)	$328,601

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2022	9,915,980	$99	$125,403	$163,463	$(1,967)	$286,998
Net income	-	-	-	9,673	-	9,673
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	22	22
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $106	-	-	-	-	(96)	(96)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $77	-	-	-	-	233	233
Issuance of common stock under stock compensation plans, net of tax withholdings	11,380	-	(559)	-	-	(559)
Share-based compensation expense	-	-	673	-	-	673
Balances, June 30, 2022	9,927,360	$99	$125,517	$173,136	$(1,808)	$296,944

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	9,810	-	9,810
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	59	59
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $35	-	-	-	-	(101)	(101)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $34	-	-	-	-	(93)	(93)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Share-based compensation expense	-	-	2,304	-	-	2,304
Balances, June 30, 2023	10,014,196	$100	$128,562	$200,863	$(924)	$328,601

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	13,232	-	13,232
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	44	44
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $59	-	-	-	-	(403)	(403)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $77	-	-	-	-	233	233
Issuance of common stock under stock compensation plans, net of tax withholdings	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	1,308	-	-	1,308
Balances, June 30, 2022	9,927,360	$99	$125,517	$173,136	$(1,808)	$296,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$9,810	$13,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	5,642	6,065
Amortization of intangible assets	2,104	2,303
Deferred income taxes	417	299
Share-based compensation expense	2,304	1,308
Other, net	1,325	(14)
Changes in operating assets and liabilities:
Trade and other receivables	7,911	(10,529)
Contract assets, net	8,953	(12,484)
Inventories	(13,550)	(14,596)
Prepaid expenses and other assets	7,573	5,908
Accounts payable	(5)	17,125
Accrued and other liabilities	(5,005)	1,552
Net cash provided by operating activities	27,479	10,169
Cash flows from investing activities:
Purchases of property and equipment	(8,414)	(8,456)
Payment of working capital adjustment in acquisition of business	(2,731)	-
Other investing activities	9	30
Net cash used in investing activities	(11,136)	(8,426)
Cash flows from financing activities:
Borrowings on line of credit	72,912	80,908
Repayments on line of credit	(86,539)	(80,956)
Payments on finance lease obligations	(311)	(265)
Tax withholdings related to net share settlements of equity awards	(1,652)	(853)
Other financing activities	(282)	(31)
Net cash used in financing activities	(15,872)	(1,197)
Change in cash and cash equivalents	471	546
Cash and cash equivalents, beginning of period	3,681	2,997
Cash and cash equivalents, end of period	$4,152	$3,543

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,072	$1,035
Right-of-use assets obtained in exchange for operating lease liabilities	$952	$26
Right-of-use assets obtained in exchange for finance lease liabilities	$2,112	$894

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding the allocation of resources. See Note 12, “Segment Information” for detailed descriptions of these segments.

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2023.

2.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Raw materials	$58,754	$47,978
Work-in-process	8,851	5,114
Finished goods	14,789	15,773
Supplies	2,185	2,164
Total inventories	$84,579	$71,029

3.	Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for the Company to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. The Company may prepay outstanding amounts in its discretion without penalty at any time, subject to applicable notice requirements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of June 30, 2023.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Line of Credit (Revolving and Swingline Loans)

As of June 30, 2023 under the Amended Credit Agreement, the Company had $70.1 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $54 million. As of December 31, 2022 under the Amended Credit Agreement, the Company had $83.7 million of outstanding revolving loan borrowings and $1.1 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of June 30, 2023 and December 31, 2022, the weighted-average interest rate for outstanding borrowings was 7.16% and 6.07%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2023
Financial assets:
Deferred compensation plan	$3,762	$3,253	$509	$-
Foreign currency forward contracts	51	-	51	-
Interest rate swaps	735	-	735	-
Total financial assets	$4,548	$3,253	$1,295	$-

Financial liabilities:
Foreign currency forward contracts	$(102)	$-	$(102)	$-

As of December 31, 2022
Financial assets:
Deferred compensation plan	$3,587	$3,090	$497	$-
Foreign currency forward contracts	728	-	728	-
Interest rate swaps	862	-	862	-
Total financial assets	$5,177	$3,090	$2,087	$-

Financial liabilities:
Foreign currency forward contracts	$(80)	$-	$(80)	$-

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

As of June 30, 2023, the total notional amount of the foreign currency forward contracts was $5.2 million (CAD$6.9 million) and $1.2 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of June 30, 2023, the Company’s foreign currency forward contracts mature at various dates through September 2024 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt, and are designated as cash flow hedges. The Company receives floating interest payments monthly based on SOFR and pays a fixed rate of 1.941% to the counterparty on the total notional amount of $16.7 million and $26.7 million as of June 30, 2023 and December 31, 2022, respectively, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date.

On August 9, 2022, the Company entered into an interest rate swap transaction which began April 3, 2023. The Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $14.5 million as of June 30, 2023, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Foreign currency forward contracts:
Net sales	$(396)	$230	$(678)	$242
Property and equipment	-	(127)	(87)	(127)

Interest rate swaps:
Interest expense	194	(82)	352	(82)
Total	$(202)	$21	$(413)	$33

As of June 30, 2023, unrealized pretax gains on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.7 million, of which approximately $0, approximately $0, and $0.6 million are expected to be reclassified to Net sales, Property and equipment, and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 10, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of sales	$266	$108	$541	$348
Selling, general, and administrative expense	1,048	565	1,763	960
Total	$1,314	$673	$2,304	$1,308

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2022	200,924	$30.80
RSUs and PSAs granted	134,498	28.41
Unvested RSUs and PSAs canceled	(10,731)	30.64
RSUs and PSAs vested (2)	(95,442)	30.12
Unvested RSUs and PSAs as of June 30, 2023	229,249	29.69

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

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

The unvested balance of RSUs and PSAs as of June 30, 2023 includes approximately 172,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of June 30, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

For the six months ended June 30, 2023 and 2022, stock awards of 15,904 shares and 11,380 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $29.51 in 2023 and $30.75 in 2022.

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

Commitments

As of June 30, 2023, the Company’s commitments include approximately $1.2 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of June 30, 2023. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $(0.4) million and approximately $0 for the three and six months ended June 30, 2023, respectively and $0.4 million and $(0.4) million for the three and six months ended June 30, 2022, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Over time (Engineered Steel Pressure Pipe)	$77,255	$77,068	$140,801	$151,783
Point in time (Precast Infrastructure and Engineered Systems)	39,117	41,454	74,668	76,070
Net sales	$116,372	$118,522	$215,469	$227,853

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $5.6 million and $14.7 million during the three and six months ended June 30, 2023, respectively and $2.9 million and $2.7 million during the three and six months ended June 30, 2022, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of June 30, 2023, backlog was $292 million. The Company expects to recognize approximately 46% of the remaining performance obligations in 2023, 46% in 2024, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2018.

The Company recorded income tax expense at an estimated effective income tax rate of 26.5% and 27.1% for the three and six months ended June 30, 2023, respectively and 26.1% and 26.4% for the three and six months ended June 30, 2022, respectively. The Company’s estimated effective income tax rates for the three and six months ended June 30, 2023 and 2022 were primarily impacted by non-deductible permanent differences.

10.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	53	(109)	173	117
Amounts reclassified from Accumulated other comprehensive loss	6	8	(266)	(252)
Net current period other comprehensive income (loss)	59	(101)	(93)	(135)

Balances, June 30, 2023	$(1,473)	$(7)	$556	$(924)

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2021	$(1,487)	$(195)	$-	$(1,682)

Other comprehensive income (loss) before reclassifications	41	(598)	171	(386)
Amounts reclassified from Accumulated other comprehensive loss	3	195	62	260
Net current period other comprehensive income (loss)	44	(403)	233	(126)

Balances, June 30, 2022	$(1,443)	$(598)	$233	$(1,808)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss				Affected line item in the Condensed Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,		Statements of
	2023	2022	2023	2022	Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(3)	$(1)	$(6)	$(3)	Cost of sales
	(3)	(1)	(6)	(3)	Net of tax

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	33	(105)	77	(91)	Net sales
Loss on cash flow hedges	-	(127)	(87)	(127)	Property and equipment
Associated income tax (expense) benefit	(9)	26	2	23	Income tax expense
	24	(206)	(8)	(195)	Net of tax

Unrealized gain (loss) on interest rate swaps:
Gain (loss) on cash flow hedges	194	(82)	352	(82)	Interest expense
Associated income tax (expense) benefit	(47)	20	(86)	20	Income tax expense
	147	(62)	266	(62)	Net of tax

Total reclassifications for the period	$168	$(269)	$252	$(260)

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$7,448	$9,673	$9,810	$13,232

Basic weighted-average common shares outstanding	10,000	9,918	9,970	9,900
Effect of potentially dilutive common shares (1)	66	50	111	71
Diluted weighted-average common shares outstanding	10,066	9,968	10,081	9,971

Net income per common share:
Basic	$0.74	$0.98	$0.98	$1.34
Diluted	$0.74	$0.97	$0.97	$1.33

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 5,000 and 3,000 for the three and six months ended June 30, 2022, respectively. There were no antidilutive shares for the three and six months ended June 30, 2023

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Engineered Steel Pressure Pipe	$77,255	$77,068	$140,801	$151,783
Precast Infrastructure and Engineered Systems	39,117	41,454	74,668	76,070
Total	$116,372	$118,522	$215,469	$227,853

Gross profit:
Engineered Steel Pressure Pipe	$12,571	$11,105	$20,353	$18,294
Precast Infrastructure and Engineered Systems	9,910	12,975	18,705	20,572
Total	$22,481	$24,080	$39,058	$38,866

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023 (“2023 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2023 Q2 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q2 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in June 2023 and December 2022, and the population of the United States is expected to increase by approximately 2 million people in 2023. Additionally, while recent and anticipated future increases in the federal funds rate by the Federal Reserve are expected to temper demand for housing, the immediate impacts have been muted by the impacts of recent labor and commodity shortages currently limiting the supply of new homes.

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

Purchased steel typically represents approximately 25% to 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel markets have remained volatile through 2023, with prices increasing significantly in the first half of the year. The increased steel costs are expected to be realized in our financial results in the second half of the year and offset by increased average selling prices.

Economic uncertainty, including the impacts of raw material shortages, inflationary pressures, potential risks of a recession, and the continued disruptions to and volatility in the financial markets could have an adverse effect on our business. The extent of the impact of these environmental forces on our business will depend on future developments, which cannot be predicted. Additionally, we have experienced effects of recent labor shortage at certain manufacturing facilities, for which we are mitigating the impact through the use of overtime and third-party outsourcing as warranted. It is possible that a prolonged shortage of qualified, available workers could have an adverse effect on our business.

Implementation of Enterprise Resource Planning (“ERP”) System at ParkUSA

In the third quarter of 2022, we implemented our ERP system at the ParkUSA manufacturing facilities. Due primarily to an underinvestment in systems preceding our acquisition, and vastly broader product offerings, this implementation has caused, and may continue to cause, disruption and inefficiencies in ParkUSA’s operations. We currently expect these disruptions to be limited to physical inventory counts, which have been required at greater frequency than desired in order to ensure the accuracy of our inventory quantities. Additionally, we have hired consultants to assist with improving the ERP system, business processes, and workflow design.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$77,255	66.4%	$77,068	65.0%
Precast Infrastructure and Engineered Systems	39,117	33.6	41,454	35.0
Total net sales	116,372	100.0	118,522	100.0
Cost of sales:
Engineered Steel Pressure Pipe	64,684	55.6	65,963	55.7
Precast Infrastructure and Engineered Systems	29,207	25.1	28,479	24.0
Total cost of sales	93,891	80.7	94,442	79.7
Gross profit:
Engineered Steel Pressure Pipe	12,571	10.8	11,105	9.3
Precast Infrastructure and Engineered Systems	9,910	8.5	12,975	11.0
Total gross profit	22,481	19.3	24,080	20.3
Selling, general, and administrative expense	11,016	9.4	10,127	8.5
Operating income	11,465	9.9	13,953	11.8
Other income (expense)	(134)	(0.1)	1	-
Interest expense	(1,191)	(1.1)	(869)	(0.8)
Income before income taxes	10,140	8.7	13,085	11.0
Income tax expense	2,692	2.3	3,412	2.8
Net income	$7,448	6.4%	$9,673	8.2%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$140,801	65.3%	$151,783	66.6%
Precast Infrastructure and Engineered Systems	74,668	34.7	76,070	33.4
Total net sales	215,469	100.0	227,853	100.0
Cost of sales:
Engineered Steel Pressure Pipe	120,448	55.9	133,489	58.5
Precast Infrastructure and Engineered Systems	55,963	26.0	55,498	24.4
Total cost of sales	176,411	81.9	188,987	82.9
Gross profit:
Engineered Steel Pressure Pipe	20,353	9.4	18,294	8.1
Precast Infrastructure and Engineered Systems	18,705	8.7	20,572	9.0
Total gross profit	39,058	18.1	38,866	17.1
Selling, general, and administrative expense	22,882	10.6	19,495	8.6
Operating income	16,176	7.5	19,371	8.5
Other income (expense)	(163)	(0.1)	45	-
Interest expense	(2,560)	(1.2)	(1,429)	(0.6)
Income before income taxes	13,453	6.2	17,987	7.9
Income tax expense	3,643	1.6	4,755	2.1
Net income	$9,810	4.6%	$13,232	5.8%

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Net sales. Net sales decreased 1.8% to $116.4 million in the second quarter of 2023 compared to $118.5 million in the second quarter of 2022 and decreased 5.4% to $215.5 million in the first six months of 2023 compared to $227.9 million in the first six months of 2022.

SPP net sales were $77.3 million in the second quarter of 2023 compared to $77.1 million in the second quarter of 2022 and $140.8 million in the first six months of 2023 compared to $151.8 million in the first six months of 2022. The 0.2% increase in the second quarter of 2023 compared to the second quarter of 2022 was driven by a 7% increase in selling price per ton due to product mix, partially offset by a 6% decrease in tons produced resulting primarily from changes in project timing. The 7.2% decrease in the first six months of 2023 compared to the first six months of 2022 was driven by a 5% decrease in tons produced resulting primarily from changes in project timing and a 2% decrease in selling price per ton primarily due to decreased raw materials costs. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales were $39.1 million in the second quarter of 2023 compared to $41.5 million in the second quarter of 2022 and $74.7 million in the first six months of 2023 compared to $76.1 million in the first six months of 2022. The 5.6% decrease in the second quarter of 2023 compared to the second quarter of 2022 was driven by a 13% decrease in volume shipped due to lower demand, partially offset by an 8% increase in selling prices due to increased materials costs. The 1.8% decrease in the first six months of 2023 compared to the first six months of 2022 was driven by a 21% decrease in volume shipped primarily due to lower demand, partially offset by a 23% increase in selling prices due to increased materials costs.

Gross profit. Gross profit decreased 6.6% to $22.5 million (19.3% of net sales) in the second quarter of 2023 compared to $24.1 million (20.3% of net sales) in the second quarter of 2022 and increased 0.5% to $39.1 million (18.1% of net sales) in the first six months of 2023 compared to $38.9 million (17.1% of net sales) in the first six months of 2022.

SPP gross profit increased 13.2% to $12.6 million (16.3% of SPP net sales) in the second quarter of 2023 compared to $11.1 million (14.4% of SPP net sales) in the second quarter of 2022 primarily due to changes in product mix. SPP gross profit increased 11.3% to $20.4 million (14.5% of SPP net sales) in the first six months of 2023 compared to $18.3 million (12.1% of SPP net sales) in the first six months of 2022 primarily due to a $2.0 million product liability settlement reserve recorded in the first quarter of 2022.

Precast gross profit decreased 23.6% to $9.9 million (25.3% of Precast net sales) in the second quarter of 2023 compared to $13.0 million (31.3% of Precast net sales) in the second quarter of 2022 and decreased 9.1% to $18.7 million (25.1% of Precast net sales) in the first six months of 2023 compared to $20.6 million (27.0% of Precast net sales) in the first six months of 2022. The decrease was primarily due to increased production costs.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 8.8% to $11.0 million (9.4% of net sales) in the second quarter of 2023 compared to $10.1 million (8.5% of net sales) in the second quarter of 2022 and increased 17.4% to $22.9 million (10.6% of net sales) in the first six months of 2023 compared to $19.5 million (8.6% of net sales) in the first six months of 2022. The increase in the second quarter of 2023 compared to the second quarter of 2022 was primarily due to $0.6 million in higher base compensation and benefits expense, $0.3 million in higher administrative expense, $0.1 million in higher professional fees including ERP implementation fees, $0.1 million in higher advertising expense, and $0.1 million in higher travel expense, partially offset by $0.5 million in lower incentive compensation expense. The increase in the first six months of 2023 compared to the first six months of 2022 was primarily due to $1.5 million in higher base compensation and benefits expense, $0.6 million in higher administrative expense, $0.5 million in higher incentive compensation expense, $0.4 million in higher professional fees including ERP implementation fees, and $0.2 million in higher travel expense.

Income taxes. Income tax expense was $2.7 million in the second quarter of 2023 (an effective income tax rate of 26.5%) compared to $3.4 million in the second quarter of 2022 (an effective income tax rate of 26.1%) and was $3.6 million in the first six months of 2023 (an effective income tax rate of 27.1%) compared to $4.8 million in the first six months of 2022 (an effective income tax rate of 26.4%). The estimated effective income tax rates for the second quarters and first six months of 2023 and 2022 were impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the six months ended June 30, 2023 and 2022 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2023 Q2 Form 10‑Q, and are further discussed below.

As of June 30, 2023, our working capital (current assets minus current liabilities) was $184.3 million compared to $187.9 million as of December 31, 2022. Cash and cash equivalents totaled $4.2 million and $3.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023, we had $70.1 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $92.7 million of operating lease liabilities, and $4.8 million of finance lease liabilities. As of December 31, 2022, we had $83.7 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $94.2 million of operating lease liabilities, and $3.0 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $27.5 million in the first six months of 2023 compared to $10.2 million in the first six months of 2022. Net income, adjusted for non-cash items, provided $21.6 million of operating cash flow in the first six months of 2023 compared to $23.2 million of operating cash flow in the first six months of 2022. The net change in working capital provided (used) was $5.9 million of operating cash flow in the first six months of 2023 compared to $(13.0) million of operating cash flow in the first six months of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11.1 million in the first six months of 2023 compared to $8.4 million in the first six months of 2022. Capital expenditures were $8.4 million in the first six months of 2023 compared to $8.5 million in the first six months of 2022, which was primarily for standard capital replacement. We currently expect capital expenditures in 2023 to be approximately $24 million to $28 million, which includes approximately $4 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, and the remainder primarily for standard capital replacement. The $2.7 million payment of the working capital adjustment for the 2021 acquisition of ParkUSA was made in the second quarter of 2023.

Net Cash Used in Financing Activities

Net cash used in financing activities was $15.9 million in the first six months of 2023 compared to $1.2 million in the first six months of 2022. Net repayments on the line of credit were $13.6 million in the first six months of 2023 compared to approximately $0 in the first six months of 2022.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under the Amended Credit Agreement and other loans will be adequate to fund our working capital, debt service, and capital expenditure requirements for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding.

On November 3, 2020, our shelf registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2023 Q2 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2022 Form 10‑K.

On September 2, 2022, we entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”), pursuant to which we may issue and sell shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million (the “Shares”) from time to time through Jefferies as our sales agent. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the At-the-Market Offering, but we have no obligation to sell any of the Shares under the At-the-Market Offering. The Shares to be sold under the At-the-Market Offering, if any, will be offered and sold pursuant to our shelf registration statement on Form S‑3 discussed above, and the prospectus supplement dated September 2, 2022 filed by us. We will pay Jefferies a cash commission of up to 3.0% of gross proceeds from the sale of the Shares pursuant to the At-the-Market Offering. We have also agreed to provide Jefferies with customary indemnification and contribution rights. No proceeds were raised under the At-the-Market Offering during the six months ended June 30, 2023.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, and July 21, 2023 (together, the “IFA”) provides for aggregate interim funding advances up to $13.5 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bore interest at the term Secured Overnight Finance Rate (“SOFR”) plus 1.75% through January 31, 2023. Effective February 1, 2023, the IFA interest rate changed to the SOFR Average plus 1.75%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. As of June 30, 2023, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts in our discretion without penalty at any time, subject to applicable notice requirements. As of June 30, 2023 under the Amended Credit Agreement, we had $70.1 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $54 million.

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

The letters of credit outstanding as of June 30, 2023 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of June 30, 2023. Based on our business plan and forecasts of operations, we believe we will remain in compliance with our financial covenants for the next twelve months.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q2 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2023 Q2 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, goodwill, intangible assets, including amortization, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023 as compared to the critical accounting estimates disclosed in our 2022 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on their evaluation, as of June 30, 2023, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were not effective due to the previously reported material weakness in our internal control over financial reporting.

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

Remediation

We have taken, and continue to take, steps to remediate the control deficiencies contributing to the material weakness described above. These remediation steps, which are ongoing, have centered primarily on employee training in addition to launching our project to improve the ParkUSA business processes, which will include the assistance of external consultants. We will continue to report regularly to our Audit Committee on the progress and results of our remediation plan, and we may take additional measures to address these control deficiencies, or we may modify certain of the remediation measures described above.

Management is committed to taking the necessary steps to ensure that our internal control over financial reporting is designed and operating effectively. We intend to remediate this material weakness as soon as possible and believe the measures described above will do so. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded through testing that the controls are operating effectively. We anticipate that the remediation will be completed during 2023.

Changes in Internal Control over Financial Reporting

Except for the remediation activities described above, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q2 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2023 Q2 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2022 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2022 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement during the quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(a) The exhibits filed as part of this 2023 Q2 Form 10‑Q are listed below:

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

10.3

Third Amendment to Credit Agreement dated as of June 29, 2023, by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 3, 2023**

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

Dated: August 3, 2023

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)