Form 10-Q
period 2023-09-30
NORTHWEST PIPE CO
filed 2023-11-03
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2023 was 10,014,196 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$118,722	$122,984	$334,191	$350,837
Cost of sales	99,428	97,866	275,839	286,853
Gross profit	19,294	25,118	58,352	63,984
Selling, general, and administrative expense	10,237	10,654	33,119	30,149
Operating income	9,057	14,464	25,233	33,835
Other income (expense)	(61)	11	(224)	56
Interest expense	(1,162)	(964)	(3,722)	(2,393)
Income before income taxes	7,834	13,511	21,287	31,498
Income tax expense	2,016	3,555	5,659	8,310
Net income	$5,818	$9,956	$15,628	$23,188

Net income per share:
Basic	$0.58	$1.00	$1.57	$2.34
Diluted	$0.58	$0.99	$1.55	$2.32

Shares used in per share calculations:
Basic	10,014	9,927	9,985	9,909
Diluted	10,107	10,010	10,088	9,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$5,818	$9,956	$15,628	$23,188

Other comprehensive income (loss), net of tax:
Pension liability adjustment	29	22	88	66
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	3	158	(98)	(245)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(59)	428	(152)	661
Other comprehensive income (loss), net of tax	(27)	608	(162)	482
Comprehensive income	$5,791	$10,564	$15,466	$23,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,058	$3,681
Trade and other receivables, less allowance for doubtful accounts of $284 and $369	66,997	71,563
Contract assets	105,420	121,778
Inventories	83,093	71,029
Prepaid expenses and other	6,638	10,689
Total current assets	266,206	278,740
Property and equipment, less accumulated depreciation and amortization of $124,175 and $117,856	139,812	133,166
Operating lease right-of-use assets	89,605	93,124
Goodwill	55,504	55,504
Intangible assets, net	32,117	35,264
Other assets	5,844	5,542
Total assets	$589,088	$601,340

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	31,156	26,968
Accrued liabilities	23,786	30,957
Contract liabilities	17,264	17,456
Current portion of operating lease liabilities	4,899	4,702
Total current liabilities	87,861	90,839
Borrowings on line of credit	58,076	83,696
Operating lease liabilities	86,529	89,472
Deferred income taxes	11,639	11,402
Other long-term liabilities	9,845	7,657
Total liabilities	253,950	283,066

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 10,014,196 and 9,927,360 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	100	99
Additional paid-in-capital	129,308	127,911
Retained earnings	206,681	191,053
Accumulated other comprehensive loss	(951)	(789)
Total stockholders’ equity	335,138	318,274
Total liabilities and stockholders’ equity	$589,088	$601,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2023	10,014,196	$100	$128,562	$200,863	$(924)	$328,601
Net income	-	-	-	5,818	-	5,818
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $1	-	-	-	-	3	3
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $19	-	-	-	-	(59)	(59)
Share-based compensation expense	-	-	746	-	-	746
Balances, September 30, 2023	10,014,196	$100	$129,308	$206,681	$(951)	$335,138

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2022	9,927,360	$99	$125,517	$173,136	$(1,808)	$296,944
Net income	-	-	-	9,956	-	9,956
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	22	22
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $142	-	-	-	-	158	158
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $141	-	-	-	-	428	428
Share-based compensation expense	-	-	1,169	-	-	1,169
Balances, September 30, 2022	9,927,360	$99	$126,686	$183,092	$(1,200)	$308,677

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	15,628	-	15,628
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	88	88
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $34	-	-	-	-	(98)	(98)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $53	-	-	-	-	(152)	(152)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Share-based compensation expense	-	-	3,050	-	-	3,050
Balances, September 30, 2023	10,014,196	$100	$129,308	$206,681	$(951)	$335,138

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	23,188	-	23,188
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	66	66
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $83	-	-	-	-	(245)	(245)
Unrealized gain on interest rate swap designated as cash flow hedge, net of tax expense of $218	-	-	-	-	661	661
Issuance of common stock under stock compensation plans, net of tax withholdings	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	2,477	-	-	2,477
Balances, September 30, 2022	9,927,360	$99	$126,686	$183,092	$(1,200)	$308,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,628	$23,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	8,644	9,321
Amortization of intangible assets	3,147	3,369
Deferred income taxes	226	(3)
Share-based compensation expense	3,050	2,477
Other, net	1,298	(305)
Changes in operating assets and liabilities:
Trade and other receivables	4,401	(21,588)
Contract assets, net	16,165	3,531
Inventories	(12,064)	(11,927)
Prepaid expenses and other assets	7,417	8,789
Accounts payable	4,974	8,350
Accrued and other liabilities	(8,477)	315
Net cash provided by operating activities	44,409	25,517
Cash flows from investing activities:
Purchases of property and equipment	(13,244)	(11,792)
Payment of working capital adjustment in acquisition of business	(2,731)	-
Other investing activities	63	(288)
Net cash used in investing activities	(15,912)	(12,080)
Cash flows from financing activities:
Borrowings on line of credit	113,047	121,103
Repayments on line of credit	(138,667)	(136,047)
Borrowings on other debt	-	3,525
Payments on finance lease obligations	(548)	(409)
Tax withholdings related to net share settlements of equity awards	(1,652)	(853)
Other financing activities	(300)	(47)
Net cash used in financing activities	(28,120)	(12,728)
Change in cash and cash equivalents	377	709
Cash and cash equivalents, beginning of period	3,681	2,997
Cash and cash equivalents, end of period	$4,058	$3,706

Noncash investing and financing activities:
Accrued property and equipment purchases	$528	$614
Accrued consideration in acquisition of business	$-	$1,820
Right-of-use assets obtained in exchange for operating lease liabilities	$952	$26
Right-of-use assets obtained in exchange for finance lease liabilities	$3,243	$894

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates performance of the Company and makes decisions regarding the allocation of resources. See Note 13, “Segment Information” for detailed descriptions of these segments.

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

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2022 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022 (“2022 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2022 Form 10‑K.

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2023.

2.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Raw materials	$59,408	$47,978
Work-in-process	9,180	5,114
Finished goods	12,205	15,773
Supplies	2,300	2,164
Total inventories	$83,093	$71,029

3.	Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bore interest at the term Secured Overnight Finance Rate (“SOFR”) plus 1.75% through January 31, 2023 and the SOFR Average plus 1.75% from February 1, 2023 through November 1, 2023. Effective November 2, 2023, the IFA bears interest at the SOFR Average plus 2.00%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires the Company to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. As of September 30, 2023 and December 31, 2022, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

4.	Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for the Company to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. The Company may prepay outstanding amounts at its discretion without penalty at any time, subject to applicable notice requirements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated EBITDA (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of September 30, 2023.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Line of Credit (Revolving and Swingline Loans)

As of September 30, 2023 under the Amended Credit Agreement, the Company had $58.1 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $66 million. As of December 31, 2022 under the Amended Credit Agreement, the Company had $83.7 million of outstanding revolving loan borrowings and $1.1 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of September 30, 2023 and December 31, 2022, the weighted-average interest rate for outstanding borrowings was 7.40% and 6.07%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2023
Financial assets:
Deferred compensation plan	$3,605	$3,082	$523	$-
Foreign currency forward contracts	18	-	18	-
Interest rate swaps	657	-	657	-
Total financial assets	$4,280	$3,082	$1,198	$-

Financial liabilities:
Foreign currency forward contracts	$(1)	$-	$(1)	$-

As of December 31, 2022
Financial assets:
Deferred compensation plan	$3,587	$3,090	$497	$-
Foreign currency forward contracts	728	-	728	-
Interest rate swaps	862	-	862	-
Total financial assets	$5,177	$3,090	$2,087	$-

Financial liabilities:
Foreign currency forward contracts	$(80)	$-	$(80)	$-

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

As of September 30, 2023, the total notional amount of the foreign currency forward contracts was $6.9 million (CAD$9.3 million) and $1.1 million (EUR€1.1 million), which included $5.5 million (CAD$7.5 million) and $1.1 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of September 30, 2023, the Company’s foreign currency forward contracts mature at various dates through April 2025 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt, and are designated as cash flow hedges. The Company receives floating interest payments monthly based on SOFR and pays a fixed rate of 1.941% to the counterparty on the total notional amount of $11.7 million and $26.7 million as of September 30, 2023 and December 31, 2022, respectively, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date.

On August 9, 2022, the Company entered into an interest rate swap transaction which began April 3, 2023. The Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $13.8 million as of September 30, 2023, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Foreign currency forward contracts:
Net sales	$77	$599	$(601)	$841
Property and equipment	(22)	32	(109)	(95)

Interest rate swaps:
Interest expense	201	4	553	(78)
Total	$256	$635	$(157)	$668

As of September 30, 2023, unrealized pretax gains on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.7 million, of which approximately $0 and $0.4 million are expected to be reclassified to Net sales and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 11, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of sales	$275	$474	$816	$822
Selling, general, and administrative expense	471	695	2,234	1,655
Total	$746	$1,169	$3,050	$2,477

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2022	200,924	$30.80
RSUs and PSAs granted	134,498	28.41
Unvested RSUs and PSAs canceled	(13,589)	30.82
RSUs and PSAs vested (2)	(95,442)	30.12
Unvested RSUs and PSAs as of September 30, 2023	226,391	29.66

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

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

The unvested balance of RSUs and PSAs as of September 30, 2023 includes approximately 170,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of September 30, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Awards

For the nine months ended September 30, 2023 and 2022, stock awards of 15,904 shares and 11,380 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $29.51 in 2023 and $30.75 in 2022.

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

Commitments

As of September 30, 2023, the Company’s commitments include approximately $1.1 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill for which the Company has not yet received the equipment.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of September 30, 2023. The letters of credit relate to workers’ compensation insurance.

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

Revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $(0.8) million for the three and nine months ended September 30, 2023 and $0.2 million and $(0.2) million for the three and nine months ended September 30, 2022, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Over time (Engineered Steel Pressure Pipe)	$80,493	$83,663	$221,294	$235,446
Point in time (Precast Infrastructure and Engineered Systems)	38,229	39,321	112,897	115,391
Net sales	$118,722	$122,984	$334,191	$350,837

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

Contract liabilities represent advance billings on contracts, typically for steel. The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $13.5 million and $15.0 million during the three and nine months ended September 30, 2023, respectively and $2.8 million and $2.6 million during the three and nine months ended September 30, 2022, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of September 30, 2023, backlog was $253 million. The Company expects to recognize approximately 27% of the remaining performance obligations in 2023, 44% in 2024, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2019.

The Company recorded income tax expense at an estimated effective income tax rate of 25.7% and 26.6% for the three and nine months ended September 30, 2023, respectively and 26.3% and 26.4% for the three and nine months ended September 30, 2022, respectively. The Company’s estimated effective income tax rates for the three and nine months ended September 30, 2023 and 2022 were primarily impacted by non-deductible permanent differences.

11.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	78	(115)	266	229
Amounts reclassified from Accumulated other comprehensive loss	10	17	(418)	(391)
Net current period other comprehensive income (loss)	88	(98)	(152)	(162)

Balances, September 30, 2023	$(1,444)	$(4)	$497	$(951)

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2021	$(1,487)	$(195)	$-	$(1,682)

Other comprehensive income (loss) before reclassifications	61	(383)	602	280
Amounts reclassified from Accumulated other comprehensive loss	5	138	59	202
Net current period other comprehensive income (loss)	66	(245)	661	482

Balances, September 30, 2022	$(1,421)	$(440)	$661	$(1,200)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss				Affected line item in the Condensed
	Three Months Ended September 30,		Nine Months Ended September 30,		Consolidated Statements of
	2023	2022	2023	2022	Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(4)	$(2)	$(10)	$(5)	Cost of sales
	(4)	(2)	(10)	(5)	Net of tax

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	10	35	87	(56)	Net sales
Loss on cash flow hedges	(22)	-	(109)	(127)	Property and equipment
Associated income tax benefit	3	22	5	45	Income tax expense
	(9)	57	(17)	(138)	Net of tax

Unrealized gain (loss) on interest rate swaps:
Gain (loss) on cash flow hedges	201	4	553	(78)	Interest expense
Associated income tax (expense) benefit	(49)	(1)	(135)	19	Income tax expense
	152	3	418	(59)	Net of tax

Total reclassifications for the period	$139	$58	$391	$(202)

12.	Net Income per Share

Basic net income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by giving effect to all dilutive potential shares of common stock, including RSUs and PSAs, assumed to be outstanding during the period using the treasury stock method. Performance-based PSAs are considered dilutive when the related performance conditions have been met assuming the end of the reporting period represents the end of the performance period. In periods with a net loss, all potential shares of common stock are excluded from the computation of diluted net loss per share as the impact would be antidilutive.

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$5,818	$9,956	$15,628	$23,188

Basic weighted-average common shares outstanding	10,014	9,927	9,985	9,909
Effect of potentially dilutive common shares (1)	93	83	103	79
Diluted weighted-average common shares outstanding	10,107	10,010	10,088	9,988

Net income per common share:
Basic	$0.58	$1.00	$1.57	$2.34
Diluted	$0.58	$0.99	$1.55	$2.32

(1)	There were no antidilutive shares for the three and nine months ended September 30, 2023 or 2022.

13.	Segment Information

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Engineered Steel Pressure Pipe	$80,493	$83,663	$221,294	$235,446
Precast Infrastructure and Engineered Systems	38,229	39,321	112,897	115,391
Total	$118,722	$122,984	$334,191	$350,837

Gross profit:
Engineered Steel Pressure Pipe	$10,911	$14,196	$31,264	$32,490
Precast Infrastructure and Engineered Systems	8,383	10,922	27,088	31,494
Total	$19,294	$25,118	$58,352	$63,984

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

Recent Accounting Standards

In March 2023, the FASB issued ASU No. 2023‑01 “Leases (Topic 842): Common Control Arrangements” (“ASU 2023‑01”) which requires leasehold improvements associated with common control leases be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023‑01 is effective for the Company beginning January 1, 2024, including interim periods in 2024, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In October 2023, the FASB issued ASU No. 2023‑06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023‑06”) which incorporates certain SEC disclosure requirements into the Accounting Standards Codification. The effective date for each amendment in ASU 2023‑06 will be the effective date of the removal of the disclosure requirement from Regulation S‑X or Regulation S‑K, with early adoption prohibited. The amendments should be applied prospectively. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

15.	Subsequent Event

Share Repurchase Program

On November 2, 2023, the Company announced its authorization of a share repurchase program of up to $30 million of its outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through Rule 10b5‑1 trading plans, or in privately negotiated transactions. Any repurchases will be subject to the Company’s liquidity, including availability of borrowings and covenant compliance under the Amended Credit Agreement, and other capital allocation priorities of the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2023 (“2023 Q3 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs and duties imposed on imports and exports and related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing market;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•

our ability to effectively integrate Park Environmental Equipment, LLC (“ParkUSA”) and other acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;

•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in areas such as Ukraine and Israel, and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2022 (“2022 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2023 Q3 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 13, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q3 Form 10‑Q.

In addition to being the largest manufacturer of engineered steel water pipeline systems in North America, we manufacture stormwater and wastewater technology products; high-quality precast and reinforced concrete products; pump lift stations; steel casing pipe, bar-wrapped concrete cylinder pipe, and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to safety, quality, and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in September 2023 and December 2022, and the population of the United States is expected to increase by approximately 2 million people in 2023. Additionally, it is now believed that recent increases in the federal funds rate by the Federal Reserve will remain elevated for the medium-term which is expected to temper demand for housing. The impacts from the strain on the housing market to this point have been muted by the impacts of recent labor and commodity shortages currently limiting the supply of new homes.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50 year build-out plans. Long-term demand for water infrastructure projects in the United States appears strong and we have experienced an improvement in recent short-term demand for our engineered steel pressure pipe. Medium-term demand prospects could be negatively impacted by recessionary economic forces, which could be softened by the increased funding expedited by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act) and the Inflation Reduction Act.

Purchased steel typically represents approximately 25% to 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Steel markets have remained volatile through 2023, with prices that increased significantly in the first half of the year but tempered down in the third quarter.

Economic uncertainty, including the impacts of raw material shortages, inflationary pressures, potential risks of a recession, and new disruptions in the financial markets could have an adverse effect on our business. The extent of the impact of these environmental forces on our business will depend on future developments, which cannot be predicted.

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

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$80,493	67.8%	$83,663	68.0%
Precast Infrastructure and Engineered Systems	38,229	32.2	39,321	32.0
Total net sales	118,722	100.0	122,984	100.0
Cost of sales:
Engineered Steel Pressure Pipe	69,582	58.6	69,467	56.5
Precast Infrastructure and Engineered Systems	29,846	25.1	28,399	23.1
Total cost of sales	99,428	83.7	97,866	79.6
Gross profit:
Engineered Steel Pressure Pipe	10,911	9.2	14,196	11.5
Precast Infrastructure and Engineered Systems	8,383	7.1	10,922	8.9
Total gross profit	19,294	16.3	25,118	20.4
Selling, general, and administrative expense	10,237	8.7	10,654	8.6
Operating income	9,057	7.6	14,464	11.8
Other income (expense)	(61)	-	11	-
Interest expense	(1,162)	(1.0)	(964)	(0.8)
Income before income taxes	7,834	6.6	13,511	11.0
Income tax expense	2,016	1.7	3,555	2.9
Net income	$5,818	4.9%	$9,956	8.1%

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	$	% of Net Sales	$	% of Net Sales

Net sales:
Engineered Steel Pressure Pipe	$221,294	66.2%	$235,446	67.1%
Precast Infrastructure and Engineered Systems	112,897	33.8	115,391	32.9
Total net sales	334,191	100.0	350,837	100.0
Cost of sales:
Engineered Steel Pressure Pipe	190,030	56.8	202,956	57.9
Precast Infrastructure and Engineered Systems	85,809	25.7	83,897	23.9
Total cost of sales	275,839	82.5	286,853	81.8
Gross profit:
Engineered Steel Pressure Pipe	31,264	9.4	32,490	9.2
Precast Infrastructure and Engineered Systems	27,088	8.1	31,494	9.0
Total gross profit	58,352	17.5	63,984	18.2
Selling, general, and administrative expense	33,119	9.9	30,149	8.6
Operating income	25,233	7.6	33,835	9.6
Other income (expense)	(224)	(0.1)	56	-
Interest expense	(3,722)	(1.1)	(2,393)	(0.6)
Income before income taxes	21,287	6.4	31,498	9.0
Income tax expense	5,659	1.7	8,310	2.4
Net income	$15,628	4.7%	$23,188	6.6%

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Net sales. Net sales decreased 3.5% to $118.7 million in the third quarter of 2023 compared to $123.0 million in the third quarter of 2022 and decreased 4.7% to $334.2 million in the first nine months of 2023 compared to $350.8 million in the first nine months of 2022.

SPP net sales were $80.5 million in the third quarter of 2023 compared to $83.7 million in the third quarter of 2022 and $221.3 million in the first nine months of 2023 compared to $235.4 million in the first nine months of 2022. The 3.8% decrease in the third quarter of 2023 compared to the third quarter of 2022 was driven by a 13% decrease in tons produced resulting primarily from changes in project timing, partially offset by an 11% increase in selling price per ton primarily due to product mix. The 6.0% decrease in the first nine months of 2023 compared to the first nine months of 2022 was driven by an 8% decrease in tons produced resulting primarily from changes in project timing, partially offset by a 3% increase in selling price per ton primarily due to product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales were $38.2 million in the third quarter of 2023 compared to $39.3 million in the third quarter of 2022 and $112.9 million in the first nine months of 2023 compared to $115.4 million in the first nine months of 2022. The 2.8% decrease in the third quarter of 2023 compared to the third quarter of 2022 was driven by an 8% decrease in selling prices due to lower demand, partially offset by a 6% increase in volume shipped due to changes in product mix. The 2.2% decrease in the first nine months of 2023 compared to the first nine months of 2022 was driven by a 6% decrease in volume shipped primarily due to lower demand, partially offset by a 4% increase in selling prices due to increased materials costs.

Gross profit. Gross profit decreased 23.2% to $19.3 million (16.3% of net sales) in the third quarter of 2023 compared to $25.1 million (20.4% of net sales) in the third quarter of 2022 and decreased 8.8% to $58.4 million (17.5% of net sales) in the first nine months of 2023 compared to $64.0 million (18.2% of net sales) in the first nine months of 2022.

SPP gross profit decreased 23.1% to $10.9 million (13.6% of SPP net sales) in the third quarter of 2023 compared to $14.2 million (17.0% of SPP net sales) in the third quarter of 2022 primarily due to customer-driven contract changes and project scope and timing changes. SPP gross profit decreased 3.8% to $31.3 million (14.1% of SPP net sales) in the first nine months of 2023 compared to $32.5 million (13.8% of SPP net sales) in the first nine months of 2022 primarily due to changes in product mix and project timing.

Precast gross profit decreased 23.2% to $8.4 million (21.9% of Precast net sales) in the third quarter of 2023 compared to $10.9 million (27.8% of Precast net sales) in the third quarter of 2022 primarily due to changes in product mix. Precast gross profit decreased 14.0% to $27.1 million (24.0% of Precast net sales) in the first nine months of 2023 compared to $31.5 million (27.3% of Precast net sales) in the first nine months of 2022 primarily due to decreased volume and changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 3.9% to $10.2 million (8.7% of net sales) in the third quarter of 2023 compared to $10.7 million (8.6% of net sales) in the third quarter of 2022 and increased 9.9% to $33.1 million (9.9% of net sales) in the first nine months of 2023 compared to $30.1 million (8.6% of net sales) in the first nine months of 2022. The decrease in the third quarter of 2023 compared to the third quarter of 2022 was primarily due to $2.0 million in lower incentive compensation expense partially offset by $0.9 million in higher professional fees including ERP implementation costs and $0.7 million in higher base compensation and benefits expense. The increase in the first nine months of 2023 compared to the first nine months of 2022 was primarily due to $2.7 million in higher base compensation and benefits expense, $1.3 million in higher professional fees including ERP implementation costs, and $0.8 million in higher administrative expense, partially offset by $1.5 million in lower incentive compensation expense.

Income taxes. Income tax expense was $2.0 million in the third quarter of 2023 (an effective income tax rate of 25.7%) compared to $3.6 million in the third quarter of 2022 (an effective income tax rate of 26.3%) and was $5.7 million in the first nine months of 2023 (an effective income tax rate of 26.6%) compared to $8.3 million in the first nine months of 2022 (an effective income tax rate of 26.4%). The estimated effective income tax rates for the third quarters and first nine months of 2023 and 2022 were impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, and debt service. Information regarding our cash flows for the nine months ended September 30, 2023 and 2022 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2023 Q3 Form 10‑Q, and are further discussed below.

As of September 30, 2023, our working capital (current assets minus current liabilities) was $178.3 million compared to $187.9 million as of December 31, 2022. Cash and cash equivalents totaled $4.1 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, we had $58.1 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $91.4 million of operating lease liabilities, and $5.7 million of finance lease liabilities. As of December 31, 2022, we had $83.7 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $94.2 million of operating lease liabilities, and $3.0 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $44.4 million in the first nine months of 2023 compared to $25.5 million in the first nine months of 2022. Net income, adjusted for non-cash items, provided $32.0 million of operating cash flow in the first nine months of 2023 compared to $38.0 million of operating cash flow in the first nine months of 2022. The net change in working capital provided (used) $12.4 million of operating cash flow in the first nine months of 2023 compared to $(12.5) million of operating cash flow in the first nine months of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15.9 million in the first nine months of 2023 compared to $12.1 million in the first nine months of 2022. Capital expenditures were $13.2 million in the first nine months of 2023 compared to $11.8 million in the first nine months of 2022, which was primarily for standard capital replacement. We currently expect capital expenditures in 2023 to be approximately $18 million to $21 million, which includes approximately $4 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, and the remainder primarily for standard capital replacement. The $2.7 million payment of the working capital adjustment for the 2021 acquisition of ParkUSA was made in the second quarter of 2023.

Net Cash Used in Financing Activities

Net cash used in financing activities was $28.1 million in the first nine months of 2023 compared to $12.7 million in the first nine months of 2022. Net repayments on the line of credit were $25.6 million in the first nine months of 2023 compared to $14.9 million in the first nine months of 2022.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under the Amended Credit Agreement and other loans will be adequate to fund our working capital, debt service, capital expenditure requirements, and share repurchases for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding.

On November 3, 2020, our shelf registration statement on Form S‑3 (Registration No. 333‑249637) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. In accordance with Rule 415(a)(5), this registration statement expired on November 3, 2023. We anticipate filing a new shelf registration statement on Form S‑3 in the near future, and once effective, this shelf registration statement will provide another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2023 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2022 Form 10‑K.

On September 2, 2022, we entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”) which provided for the issuance and sale of shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million from time to time through Jefferies as our sales agent. On October 30, 2023, we provided written notice terminating the Open Market Sale Agreement in accordance with its terms. No proceeds were raised under the At-the-Market Offering during the nine months ended September 30, 2023.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through Rule 10b5‑1 trading plans, or in privately negotiated transactions. Any repurchases will be subject to our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. As of the date of this 2023 Q3 Form 10‑Q, we have not yet repurchased any securities under this program, nor do we have an obligation to do so.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. The IFA bore interest at the term Secured Overnight Finance Rate (“SOFR”) plus 1.75% through January 31, 2023 and the SOFR Average plus 1.75% from February 1, 2023 through November 1, 2023. Effective November 2, 2023, the IFA bears interest at the SOFR Average plus 2.00%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires us to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and to maintain a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. As of September 30, 2023, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of September 30, 2023 under the Amended Credit Agreement, we had $58.1 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $66 million.

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

The letters of credit outstanding as of September 30, 2023 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated EBITDA (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of September 30, 2023, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 14, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q3 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2023 Q3 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, business combinations, inventories, property and equipment, including depreciation and valuation, goodwill, intangible assets, including amortization, share-based compensation, income taxes, allowance for doubtful accounts, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023 as compared to the critical accounting estimates disclosed in our 2022 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2023, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on their evaluation, as of September 30, 2023, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were not effective due to the previously reported material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities described above, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2023 Q3 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2023 Q3 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2022 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2022 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 5. Other Information

On October 30, 2023, we provided written notice to Jefferies terminating the Open Market Sale Agreement in accordance with the terms. This termination will become effective on November 13, 2023.

Neither the Company or any of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement during the quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(a) The exhibits filed as part of this 2023 Q3 Form 10‑Q are listed below:

Exhibit Number	Description

10.1

Third Amendment to Credit Agreement dated as of June 29, 2023, by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 3, 2023*

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

Dated: November 3, 2023

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)