Form 10-K
period 2023-12-31
NORTHWEST PIPE CO
filed 2024-03-05
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $262,653,481 as of June 30, 2023 based upon the last sales price as reported by the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of February 23, 2024 was 9,892,244 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10‑K by reference certain portions of its 2022 Form 10‑K, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023, and its Proxy Statement for its 2024 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2023 ANNUAL REPORT ON FORM 10‑K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K for the year ended December 31, 2023 (“2023 Form 10‑K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in areas such as Ukraine and Israel, and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•	other risks discussed in Part I — Item 1A. “Risk Factors” of this 2023 Form 10‑K and from time to time in our other SEC filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2023 Form 10‑K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2023 Form 10‑K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

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

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to federal, state, and municipal agencies, privately-owned water companies, or developers for specific projects. We believe our sales are substantially driven by spending on urban growth and new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the total range of products, our steel pipe best addresses the larger-diameter, higher-pressure pipeline applications, while our precast concrete products mainly serve stormwater and sanitary sewer systems.

With steady population growth and regional community expansion, as well as continued drought conditions, existing water sources have become stressed, and we see continued opportunities for growth in North American infrastructure.

Strategic Actions in the Precast and Reinforced Concrete Products Market

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

Precast Infrastructure and Engineered Systems (Precast). Precast manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including reinforced concrete pipe (“RCP”), manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

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

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act), signed into law in November 2021, will invest $55 billion to expand access to clean drinking water for households, businesses, schools, and child care centers all across the country. According to its latest report, the 2022 Annual Report, the EPA’s Water Infrastructure Finance and Innovation Act program, a federal credit program for eligible water and wastewater infrastructure projects, closed 24 loans totaling $4 billion in 2022, and 96 loans totaling over $17 billion over the life of the program, as of December 31, 2022.

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

Engineered Steel Pressure Pipe. In its Seventh Drinking Water Infrastructure Needs Survey and Assessment released in September 2023, the EPA estimated the nation will need to spend $625 billion on public water system infrastructure capital improvements from 2021 to 2040 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (“ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their latest report, the 2021 Infrastructure Report Card for Drinking Water. The Failure to Act: Economic Impacts of Status Quo Investment Across Infrastructure Systems report published by ASCE and EBP in 2021, estimates there will be $2.6 trillion in cumulative infrastructure needs for water and wastewater infrastructure by 2029, and $5.8 trillion in cumulative infrastructure needs by 2039.

According to the United States Census Bureau, the population of the United States will increase by approximately 49 million people between 2024 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Climate change may be a cause for the drought conditions in some regions of the country and are increasing the demand for new infrastructure. The Construction Outlook 2024 from Dodge Construction Network forecasts public works construction, which continues to benefit from several federal legislative initiatives passed to help improve the nation’s aging infrastructure, will grow 17% in 2024.

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

The Drinking Water State Revolving Loan Fund (“DWSRF”), a federal-state partnership and financial assistance program to help water systems and states achieve the health protection objectives of the Safe Drinking Water Act, provided $4.4 billion in assistance in fiscal 2022 and $53.0 billion in assistance since 1997, according to the 2022 DWSRF Annual Report.

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

Our high-quality precast and reinforced concrete products and bar-wrapped concrete cylinder pipe are typically used in non-pressure, gravity fed sewer and stormwater applications. Demand for these products is generally influenced by general economic conditions such as housing starts, population growth, and interest rates. New residential and commercial construction and state Department of Transportation funding impact our market. The November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 (“Bluefield Report”) states that since the peak of new U.S. home construction in March 2022, interest rate hikes have dissuaded potential new homebuyers from entering the market. According to the United States Census Bureau, the privately-owned housing starts were at a seasonally adjusted annual rate of 1.5 million in December 2023 compared to 1.4 million in December 2022. However, our Precast manufacturing facilities are located in Texas, one of three states with the largest infrastructure asset base, and Utah; both of these states are in the top five of the fastest growing markets (based on compound annual growth rate forecasted through 2030), according to the Bluefield Report.

Backlog

Engineered Steel Pressure Pipe. We measure backlog as a key metric to evaluate the commercial health of our water infrastructure steel pipe business. Backlog represents the balance of remaining performance obligations under signed contracts for SPP products for which revenue is recognized over time. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2023 and 2022, backlog was $273 million and $274 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2023 and 2022, backlog including confirmed orders was $319 million and $372 million, respectively. Projects for which a binding agreement has not been executed could be canceled.

Products

Engineered Steel Pressure Pipe. Water infrastructure steel pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inches to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches and wall thicknesses exceeding 1.00 inch. Lining and coating capabilities include cement mortar, polyurethane, epoxy, and polyethylene tape according to our customers’ project specifications. Fabrication of fittings are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

We manufacture Permalok® steel casing pipe, which is a proprietary pipe joining system that employs a press-fit interlocking connection system. The Permalok® product is generally installed in trenchless construction projects.

Precast Infrastructure and Engineered Systems. We manufacture a variety of high-quality precast concrete products for water, wastewater, and adjacent infrastructure applications. Our precast products include RCP, manholes, box culverts, vaults, catch basins, oil water separators, pump lift stations, lined RCP and manholes, and other precast infrastructure products.

Under the Geneva Pipe and Precast product line, we manufacture RCP in sizes ranging from twelve inches to 96 inches in diameter and in a variety of strength classes to ASTM International and American Association of State Highway and Transportation Officials (“AASHTO”) specifications which are primarily used for water transmission, sanitary sewer systems, storm drainage, and utilities fabrication. Our manholes, box culverts, vaults, and other structural products come in a variety of dimensions. Our lined products include high-density polyethylene (“HDPE”), polypropylene, or fiber reinforced plastic internal liners within manholes and RCP, providing additional corrosion protection in sanitary sewer and wastewater environments.

Under the ParkUSA product line, we manufacture pre-assembled stormwater, wastewater, and water management systems housed predominantly in precast concrete or steel housings, including water meter assemblies, break tank systems, pump lift stations, and backflow prevention systems. We also manufacture a variety of stormwater products including catch basins, canal valves, and interceptors capable of removing sediments, trash, and oil from stormwater runoff. Our wastewater products protect the environment and limit pollutants from entering sewer systems including interceptors designed to neutralize and macerate foreign materials such as fats, oils, and greases in wastewater for hospitals, service stations, restaurants, and other commercial applications. Our units are pre-assembled in a quality-controlled environment and are delivered ready to install to the job site, providing significant savings from onsite assembly.

Manufacturing and Product Development

Engineered Steel Pressure Pipe. Water infrastructure steel pipe manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxy, and cement mortar. The inside of the pipe cylinders can be lined with cement mortar, polyurethane, or epoxy. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities.

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

In our Salt Lake City facility, we are in the process of building a fully automated production system for concrete pipe and manhole components that will replace the facility’s existing Transmatic pipe machine. This new technology will offer greater efficiency and safety and is set to increase RCP production capacity and manholes up to 60-inches in diameter. The Exact 2500 system is expected to be operational in 2024 and includes a new reinforced cage welding machine. To increase efficiencies across all of our precast facilities, we are upgrading our manufacturing process of vaults through the investment in monolithic precast forms systems.

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

In April 2023, in line with our commitment to provide sustainable water management solutions, ParkUSA became a distributor of a stormwater diversion system used in wash pads and outdoor pavement areas. The Fox Environmental Diversion Systems automatically divert the ‘first flush’ of rain or wash water from a wash bay or pad for treatment before it enters a storm drain network. We offer two diversion systems. The Demand Driven Diversion System is triggered with a hose and wash wand, while the First Flush Diversion System is best used in larger spaces and automatically activates with rainfall.

Technology. Advances in technology help us produce high-quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. We own interlocking pipe joining system technologies (Permalok®) that provide an alternate joint solution used for connecting steel pipes. One of our team’s latest achievements is the development of the Permalok® Radial Bending Joint, which enables steel pipe to be installed along a curved radius in microtunneling applications. This patent-pending technology is a groundbreaking advancement in trenchless construction and allows the pipe path to bend in any direction around existing utility lines, monuments, and building foundations. Benefits to the contractor include a smaller jobsite footprint, fewer shafts, and more precise execution of tunneling over longer distances.

In addition, we are licensed to manufacture a conventional RCP with a HDPE liner to protect concrete pipe from corrosion, and a lined manhole system, which integrates a monolithic precast concrete base with a plastic liner that is chemically resistant to raw sewage gases. Newly added to our corrosion-resistant lined products is the fiber reinforced polymer (“FRP”) panel for rehabilitating large wastewater structures. The half-inch thick panel consists of seven layers including a high-strength honeycomb and a FRP gel coat. The panels are mechanically anchored to the inside of a structure and sealed to form a gas and water-tight lining. The FRP panel system is ideal for rehabilitating existing large concrete wastewater structures and extending the structure service life by decades. Both Geneva and ParkUSA also hold several patents for commercially viable products.

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

Our quality assurance/quality control department is responsible for monitoring and measuring the characteristics of our products. Inspection capabilities include, but are not limited to, visual, dimensional, liquid penetrant, magnetic particle, hydrostatic, ultrasonic, conventional, computed and real-time x-ray/radioscopic, base material tensile, yield and elongation, sand sieve analysis, concrete compression, lining and coating dry film thickness, adhesion, concrete absorption, guided bend, charpy impact, hardness, metallurgical examinations, chemical analysis, spectrographic analysis, and finished product final inspection. Our products are not released for customer shipment until there is verification that all requirements have been met.

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

In November 2023, we launched an upgraded website to promote ParkUSA products at www.parkusa.com. The site organizes products by user categories, features product video and graphics, and promotes interaction with the sales team. Increased efficiencies include integrating requests for quotes, technical information, and catalogs directly with Salesforce, the customer relationship management system used by ParkUSA. The site will also capture user information to increase social marketing and have improved search engine optimization capabilities.

Competition

Engineered Steel Pressure Pipe. Most water infrastructure steel pipe projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, customized specifications, and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water infrastructure steel pipe manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico, we believe we can more effectively compete throughout North America. Our primary competitor in the western United States and southwestern Canada is West Coast Pipe. East of the Rocky Mountains, our primary competitors are Thompson Pipe Group, American SpiralWeld Pipe, and Mid America Pipe Fabricating & Supply, LLC. Our competitors could build new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

Precast Infrastructure and Engineered Systems. Our six precast and reinforced concrete product manufacturing facilities in Texas and Utah have several local competitors which are primarily other precast concrete manufacturers in the respective states where we operate. Our primary competitors are Oldcastle Infrastructure in Texas and Utah and AmeriTex Pipe & Products LLC in Texas.

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

Engineered Steel Pressure Pipe. The main raw component in our steel pipe manufacturing process is steel. We have historically purchased hot rolled steel coil and steel plate from both domestic and foreign steel mills. Our suppliers include Steel Dynamics, Inc., Nucor Corporation, United States Steel Corporation, SSAB, EVRAZ North America, ArcelorMittal, California Steel Industries, Inc., POSCO INTERNATIONAL, and Cleveland-Cliffs Inc. Steel is normally purchased after the steel pressure pipe orders are confirmed with an executed contract. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including general economic conditions, availability of raw materials, energy costs, import duties, other trade restrictions, and currency exchange rates.

Precast Infrastructure and Engineered Systems. The main raw components in our precast and reinforced concrete products are cement, steel, and aggregate, which are widely available commodities. When possible, we source these raw materials from suppliers near our facilities. During 2022, we experienced supply chain challenges for cement resulting from historically high demand as well as equipment outages, which led to suppliers allocating cement to customers in both Texas and Utah. We also rely on certain suppliers of valves, pumps, piping, and certain custom fabricated items, and experienced supply chain challenges for some of these materials during periods of 2022.

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to typically milder weather in the regions in which we operate. We are more likely to be impacted by severe weather events, such as hurricanes and excessive flash flooding, snow, ice, or frigid temperatures, which may cause temporary, short-term anomalies in our operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See Part I — Item 1A. “Risk Factors” of this 2023 Form 10‑K for further discussion.

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

In particular, we are subject to federal, state, local, and foreign environmental regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K. Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Human Capital Resources

At Northwest Pipe Company, we believe that a commitment to developing our human capital resources is necessary to maintain our position as a leader in our marketplace. Key issues of culture, health and safety, and diversity and inclusion are key priorities in our discussions of our environmental, social, and governance (ESG) impact.

Employees. As of December 31, 2023, we had 1,325 employees, the overwhelming majority of which were full-time. Approximately 65% of our workforce is employed on an hourly basis, while 35% is salaried. As of December 31, 2023, none of our employees were subject to a collective bargaining agreement with a labor union; our employees who were previously members of a union elected to de-certify from union representation in November 2023. We consider our relations with our employees to be good. The average tenure of our employees is approximately 8 years of service. We believe the risk of employee or union led disruption to production is remote.

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

We believe that our employees are our best resources. In order to recognize and reward the continued commitment and teamwork of our employees, when positions that may offer opportunities for advancement become open at Northwest Pipe Company, we first try to fill those positions from within. In 2023, we launched a leadership training and development program that seeks to enhance the existing skills of some of our longer tenured leaders while providing the opportunity for newer leaders in our organization to develop new skills as they advance in their careers.

We are committed to promoting and supporting fundamental human rights at our facilities, and have adopted a Human Rights Policy. In that policy, we affirm the rights and freedoms of women and indigenous people, and prohibit the use of child labor and all forms of forced labor, including prison labor, indentured labor, bonded labor, military labor, modern forms of slavery, and any form of human trafficking.

Health and Safety. Our goal is to send each employee home safe at the end of the day. As such, safety is at the central core of our culture, and is infused at every level of our organization. More than just policy and procedure, our safety program gives equal focus to the human side of safety, integrating coaching and mentoring efforts with compliance-driven approaches. By instilling a deep commitment to safety that reaches from our Chief Executive Officer to our general laborers, we have achieved industry-leading safety performance. Over the last four years, our average total recordable incident rate was 2.17 and our average days away rate was 0.39, calculated in accordance with the Occupational Safety and Health Administration’s record keeping requirements. Each of our facilities utilize various interactions to achieve this performance, from a toolbox meeting to cover the day’s work and any particular safety concern, to monthly Safety Plan Meetings, ‘No Days Away’ Safety Awards, and our employee-favorite, Safety Day. Each year, a facility may close for one full day, or “Safety Day,” to cover safety training and updates. Outside vendors demonstrate the latest safety procedures and equipment in a hands-on, fun atmosphere.

As a manufacturer, we work hard to eliminate hazards associated with high-risk work and have measures in place that include programs for fall protection, heavy equipment operation, and lockout/tagout. We also focus on personal safety issues, such as complacency and fatigue. We offer our employees medical, dental, and vision insurance coverage to support their physical and mental well-being.

Diversity and Inclusion. We welcome and embrace differences in age, gender identity, race, sexual orientation, physical or mental ability, ethnicity, socio-economic status, veteran status, or any other characteristics that make our employees unique. We value these differences as strengths and believe our resilience and achievements as a company culminate from each individual’s background, perspective, and skillset. As of December 31, 2023, 51% of our employees in the United States self-identified as belonging to one or more of the following racial/ethnic groups: American Indian or Alaskan Native, African American/Black, Asian, Hispanic or Latino, and Native Hawaiian or other Pacific Islander. As of December 31, 2023, 13% of our employees self-identified as female.

Our goal is to build a skilled and strong workforce that is not only diverse in race and ethnicity, but also diverse in age, gender identity, sexual orientation, physical or mental ability, and perspective. Our Affirmative Action Program (“AAP”) strives to hire, recruit, train, and promote employees without regard to race, age, religion, color, sex, national origin, physical or mental disability, marital or veteran status, sexual orientation, gender identity, or any other classification protected by law. To support these efforts, the AAP for our facilities in the United States is reviewed annually by a third-party consultant, establishing annual hiring goals for women, minorities, veterans, and individuals with disabilities.

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

We conduct training on our Code in regular intervals during the employee’s life cycle with us. The most recent ethics training for all salaried employees was conducted in the fourth quarter of 2022. We also conduct anti-trust training annually. The most recent anti-trust training for certain senior management and sales employees was conducted in the first quarter of 2023. In addition, we conduct Respect in the Workplace training which focuses on inclusion, communication, and attentiveness to workplace behaviors and their impact on others. The most recent Respect in the Workplace training at all of our facilities was conducted in 2022.

Information About Our Executive Officers

Information about our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2023 Form 10‑K and is incorporated herein by reference.

Available Information

Our internet address is www.nwpipe.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2023 Form 10‑K.

Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2023 Form 10‑K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Risk Factor Summary

This risk factor summary contains a high-level overview of certain of the principal factors and uncertainties that make an investment in our securities risky, including risks related to our industry and end markets, our business, our supply chain and production process, our financial condition, our internal control over financial reporting, and our common stock. The following summary is not complete and should be read together with the more detailed discussion of these and the other factors and uncertainties that follow before making an investment decision regarding our securities. The principal factors and uncertainties that make an investment in our securities risky include the following.

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

•	We are subject to stringent environmental, health, and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits.

Risks Related to Our Business

•	We face risks in connection with the integration of recent or future potential acquisitions and the implementation of future potential divestitures;
•	Recent or future potential acquisitions could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities;
•	Our quarterly results of operations are subject to significant fluctuation;
•	Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows;
•	We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth;
•	Our recognition of revenue over time includes estimates;
•	We have a foreign operation which exposes us to the risks of doing business abroad;
•	Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation;
•	Future outbreaks of infectious diseases, including further developments in the coronavirus disease 2019 (“COVID‑19”) pandemic, may have an adverse impact on our business;
•	The conflicts in Ukraine and Israel may have an adverse impact on our business; and
•	Climate change and related regulatory requirements present an ongoing risk to our business operations.

Risks Related to Our Supply Chain and Production Process

•	Our business may be adversely impacted by staffing shortages, other labor matters, and work stoppages;
•	Fluctuations in steel prices and availability may affect our future results of operations;
•	We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations, or cash flows;
•	We may not be able to recover costs and damages from vendors that supply defective materials; and
•	Our information technology systems can be negatively affected by cybersecurity threats.

Risks Related to Our Financial Condition

•	We will need to substantially increase working capital if market conditions and customer order levels grow;
•	Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows;
•	A portion of our indebtedness is subject to interest rate risk, which could cause our debt service obligations to increase significantly;
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

Risks Related to Our Internal Control Over Financial Reporting

•	We have identified material weaknesses in internal controls in prior years.

Risks Related to Our Common Stock

•	The relatively low trading volume of our common stock may limit your ability to sell your shares;
•	The market price of our common stock could be subject to significant fluctuations;
•

We cannot guarantee that our share repurchase program of our common stock will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves thereby impacting our ability to execute our growth strategy; and

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

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs. We are subject to national and regional economic conditions. These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, and gasoline prices. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis, acts of terrorism, or acts of war (including the Russian invasion of Ukraine and the current escalating Israel-Palestine conflict).

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

We currently conduct a significant portion of our precast and reinforced concrete products business in Texas and Utah, which we estimate represented approximately 51% and 41%, respectively, of Precast net sales for the year ended December 31, 2023. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending, and the impact of federal cutbacks. Any decrease in construction activity in Texas or Utah could have a material adverse effect on our business, financial condition, and results of operations.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Risks Related to Our Business

We face risks in connection with the integration of recent or future potential acquisitions and the implementation of future potential divestitures. Acquiring businesses that expand and/or complement our operations has been an important element of our business strategy, and we continue to evaluate potential acquisitions that may expand and/or complement our business. We may not be able to successfully identify attractive acquisition candidates or negotiate favorable terms in the future. Furthermore, our ability to effectively integrate any future acquisitions will depend on, among other things, the adequacy of our implementation plans, the ability of our management to oversee and operate effectively the combined operations, and our ability to achieve desired operational efficiencies. We may face challenges in integrating cultures, information systems, and business processes and policies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other parties. Acquired businesses may have liabilities, adverse operating issues, or other matters of concern arise following the acquisition that we fail to discover through due diligence prior to the acquisition. Further, our acquisition targets may not have as robust internal controls over financial reporting as would be expected of a public company, and therefore could lead to potential internal control deficiencies or material weaknesses. Acquisitions may also result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. We may also consider other alternatives in order to strategically position our business and continue to compete in our markets, which may include joint ventures and/or divestitures. Our failure to successfully integrate the operations of any businesses that we may acquire in the future or our inability to attract a business partner in which to enter into a joint venture or a buyer willing to purchase our assets may adversely affect our business, financial position, results of operations, or cash flows.

We acquired ParkUSA on October 5, 2021. The success of this acquisition depends, in part, on our ability to successfully integrate this business with our current operations and to realize the anticipated benefits, including synergies, from the acquisition. There are a number of challenges and risks involved in our ability to successfully integrate ParkUSA with our current business and to realize the anticipated benefits of this acquisition, including all of the risks identified in the previous paragraph. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Recent or future potential acquisitions could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities. To increase business, broaden the diversification of our products, or for other business or strategic reasons, we may acquire other companies in the future. For example, in October 2021 we acquired ParkUSA. The acquisition of ParkUSA and any other acquisitions that we may enter into from time to time, involve a number of risks that could harm our business and result in ParkUSA and/or any other acquired business not performing as expected, including:

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
•

failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), including a delay in or failure to successfully integrate these businesses into our internal control over financial reporting, such as the material weaknesses in our internal control over financial reporting as of December 31, 2022 identified in connection with the design and implementation of the ERP system implemented on August 1, 2022 at ParkUSA, and since remediated, as described in Part II — Item 9A, “Controls and Procedures” of this 2023 Form 10‑K;

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

Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time, was $273 million as of December 31, 2023. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

Future outbreaks of infectious diseases, including further developments in the COVID‑19 pandemic, may have an adverse impact on our business. The impacts of the COVID‑19 pandemic, and the resurgence of new COVID‑19 virus variants, on global and domestic economic conditions, including the impacts of labor and raw material shortages, the long-term potential to reduce or delay funding of municipal projects, and the continued disruptions to and volatility in the financial markets remain uncertain. While the COVID‑19 pandemic has caused various direct and indirect financial impacts associated with project bidding, execution, and product deliveries over the past couple of years, we remain unable to predict the ultimate impact that the COVID‑19 pandemic may have on our business, future results of operations, financial position, or cash flows. We continue to monitor the impact of the COVID‑19 pandemic on all aspects of our business. The impacts of the COVID‑19 pandemic may also exacerbate other risks discussed in Part I – Item 1A. “Risk Factors” in this 2023 Form 10‑K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The conflicts in Ukraine and Israel may have an adverse impact on our business. Current conflicts around the world, including those in Ukraine and Israel, and related sanctions could damage or disrupt international commerce and the global economy. We continue to monitor the impacts of the conflicts in Ukraine and Israel on all aspects of our business, including how it will impact our employees, customers, supply chain, and distribution network. Impacts include financial and commodity volatility in raw material and other input costs and availability, as well as volatility in the financial markets. The severity of impacts on the global economy and our business, results of operations, financial position and cash flows remain unknown.

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

Risks Related to Our Supply Chain and Production Process

Our business may be adversely impacted by staffing shortages, other labor matters, and work stoppages. Current nationwide staffing shortages have impacted our ability to attract both skilled and unskilled workers needed for our manufacturing operations, and the inability to fully staff any one of our facilities may impact our ability to work on projects and, as a result, could have a material adverse effect on our business, financial position, results of operations, or cash flows. A work stoppage or other limitation on production could occur at our facilities or our suppliers’ facilities for any number of reasons, including as a result of absenteeism, public health issues, labor issues, including disputes under a collective bargaining agreement or in connection with negotiation of new collective bargaining agreements, or for other reasons.

We believe that our relations with our employees are good, however no assurances can be made that we will not experience conflicts with labor unions, other groups representing employees, or our employees in general. Although none of our employees are currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs

Additionally, the employees of some of our customers are unionized. Any strikes, other labor matters, or work stoppages experienced by our customers may impact our ability to work on projects and, as a result, have an adverse effect on our business, financial position, results of operations, or cash flows.

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of SPP cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our average cost for a ton of steel was approximately $994 per ton in 2023, $1,174 per ton in 2022, and $1,291 per ton in 2021. In 2023, our monthly average steel purchasing costs ranged from a high of approximately $1,394 per ton to a low of approximately $801 per ton. This volatility can significantly affect our gross profit.

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

Our information technology systems can be negatively affected by cybersecurity threats. Increased global information technology security requirements, vulnerabilities, threats, and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks, and the confidentiality, availability, and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification, or destruction of proprietary, employee, and other key information and operational disruptions. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers, and employees, lead to claims against us, and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any of the foregoing factors could have an adverse effect on our business, financial position, results of operations, or cash flows.

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels grow. If market conditions and SPP customer order levels were to dramatically increase, we would have to increase our working capital substantially, as it takes several months for project production to be translated into cash receipts. In general, revolving loan borrowings and letters of credit under the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”), are limited to the aggregate amount of $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. As of December 31, 2023 under the Amended Credit Agreement, we had $54.5 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $69 million. We may not have sufficient availability under the Amended Credit Agreement to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2023, we had $54.5 million of outstanding revolving loan borrowings, $10.8 million of current debt, $90.2 million of operating lease liabilities, and $7.5 million of finance lease liabilities. We could incur additional revolving loan borrowings under the Amended Credit Agreement in the future to finance increases in working capital, share repurchases, mergers, acquisitions, and capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

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

A portion of our indebtedness is subject to interest rate risk, which could cause our debt service obligations to increase significantly. Borrowings under the Amended Credit Agreement and our current debt are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have, and may in the future enter into additional, interest rate swaps for a portion of our variable rate debt whereby we exchange floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, any interest rate swaps into which we enter may not fully mitigate our interest rate risk and may expose us to higher total debt service cost in a declining rate environment.

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

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. For the year ended December 31, 2022, a material weakness in our internal control over financial reporting related to the implementation of our enterprise resource planning (“ERP”) system for the acquisition of ParkUSA was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. This material weakness was remediated as of December 31, 2023.

No material weaknesses were identified as of December 31, 2023. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The market price of our common stock could be subject to significant fluctuations. The market price of our common stock has experienced, and may continue to experience, significant volatility. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;
•	quarterly variations in the rate of growth of our financial indicators, such as earnings per share, net income, and net sales;
•	changes in revenue or earnings estimates or publication of research reports by analysts;
•	loss of any member of our senior management team;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructuring;
•	sales of our common stock by shareholders;
•	relatively low trading volume;
•	our repurchase of our common stock pursuant to our share repurchase program;
•	general market conditions and market expectations for our industry and the financial health of our customers; and
•	domestic and international economic, legal, and regulatory factors unrelated to our performance.

The stock markets in general have experienced broad fluctuations that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We cannot guarantee that our share repurchase program of our common stock will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves thereby impacting our ability to execute our growth strategy. On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. During the year ended December 31, 2023, we repurchased approximately 29,000 shares of our common stock and had $29.2 million remaining in share repurchase capacity as of December 31, 2023. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock.

Certain provisions of our governing documents and Oregon law could discourage potential acquisition proposals. Our articles of incorporation contain provisions that:

•	classify the board of directors into three classes, each of which serves for a three-year term with one class elected each year;
•	provide that directors may be removed by shareholders only for cause and only upon the affirmative vote of 75% of the outstanding shares of common stock;
•	permit the board of directors to issue preferred stock in one or more series, fix the number of shares constituting any such series, and determine the voting powers and all other rights and preferences of any such series, without any further vote or action by our shareholders; and
•	require the approval of holders of not less than 67% of our outstanding shares of common stock for any agreement of merger or consolidation which requires shareholder approval, or for the sale, lease, or exchange of all or substantially all of our property and assets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We believe that cybersecurity is a critical part of our overall risk management, which is supported by both our management and our Board of Directors. We believe that we face the same external threats common to other participants in the infrastructure sectors, which include ransomware and malware attacks in addition to the risks brought on by the vendor supply chain. Through the leadership of our Vice President of Information Technology, who reports to our Chief Financial Officer, we routinely assess these threats and evaluate our landscape for new vulnerabilities, considering both for their probability of occurrence as well as their perceived potential impact. We supplement our risk assessment processes with robust identification tools which we review routinely through the use of intrusion prevention and detection systems. We supplement our internal procedures with third parties, who routinely assess our network infrastructure for vulnerabilities both internal and external to our firewall. We also conduct periodic training and awareness programs for all of our employees with systems access in order to drive adoption and awareness of their critical roles in cybersecurity processes and controls.

The pace of change in approaches undertaken by cyber criminals requires an approach to security that strives for continuous improvement and constant monitoring of the landscape. While we are working to adopt the cybersecurity framework of the National Institute of Standards and Technology (NIST), we believe continued investment through parties external to our information technology team is the best means for extensively testing both the design and operational effectiveness of our cybersecurity controls, and ensuring their level of priority as compared to our other information technology objectives, namely system continuity and functionality.

Furthermore, through our incident response plan, we believe we have a well-designed plan to manage through any unforeseen breach including the eradication of the infiltrator from our networks. We carry cyber insurance to transfer the residual risk of an incident. We also work with our cyber insurance carrier to regularly refine our response procedures, which include the definition of internal and external communications channels to key stakeholders, as well as the identification of material breaches and the associated incident reporting up to senior management and our Board of Directors.

Our Board of Directors has charged the Audit Committee with the governance and oversight of this risk. Our governance philosophy is to discuss cybersecurity at least quarterly with our Audit Committee, as provided for within that committee’s charter, including regular reporting by our Vice President of Information Technology with respect to key accomplishments, planned activities, and monitoring results. Board experience in risk assessment has been enhanced with certification achievements specific to cybersecurity risk, providing us with the appropriate oversight to this evolving threat.

As of the date of this report, we are not aware of any material breaches to our networks or computer systems that have materially affected or are reasonably likely to materially affect us, including the execution of our business strategy, results of operations, or financial condition. We describe potential risks from cybersecurity threats under the heading “Our information technology systems can be negatively affected by cybersecurity threats,” in Part I — Item 1. “Risk Factors” of this 2023 Form 10‑K, which disclosures are incorporated herein by reference.

Item 2.	Properties

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

The following tables provide certain information about our operating facilities as of December 31, 2023:

Engineered Steel Pressure Pipe

	Manufacturing Space	Property Size
Location	(approx. sq. ft.)	(approx. acres)	Ownership
Portland, Oregon	300,000	25	Owned
San Luis Río Colorado, Mexico	285,000	105	Owned
Adelanto, California	200,000	100	Owned
Parkersburg, West Virginia	170,000	90	Owned
Saginaw, Texas (2 facilities)	170,000	50	1 Owned, 1 Leased
Tracy, California	165,000	87	Owned
St. Louis, Missouri	100,000	20	Leased

Additionally, land adjacent to our Portland, Oregon, Saginaw, Texas, and St. Louis, Missouri facilities used for parking and/or pipe storage is leased.

Precast Infrastructure and Engineered Systems

	Manufacturing Space	Property Size
Location	(approx. sq. ft.)	(approx. acres)	Ownership
Houston, Texas	239,000	25	Leased
Orem, Utah	150,000	20	Leased
Dallas, Texas	62,000	11	Leased
Salt Lake City, Utah	58,000	20	Leased
San Antonio, Texas	34,000	7	Leased
St. George, Utah	6,000	8	Leased

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NWPX.”

Holders

There were 18 shareholders of record as of February 23, 2024. A substantially greater number of holders of our common stock are beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2023 Form 10‑K.

Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite of certain industry-based peer companies (“Peer Group”) selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The Peer Group is comprised of Ampco-Pittsburgh Corporation, Badger Meter, Inc., DMC Global Inc., L.B. Foster Company, Insteel Industries, Inc., Lindsay Corporation, Luxfer Holdings, PLC, Mueller Water Products, Inc., NN, Inc., and Orion Group Holdings, Inc. The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	Peer Group
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	143.02	125.52	121.70
December 31, 2020	121.51	150.58	141.95
December 31, 2021	136.54	172.90	163.56
December 31, 2022	144.70	137.56	142.04
December 31, 2023	129.93	160.85	177.59

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2023.

Use of Proceeds from Registered Securities

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2023 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2023 Form 10‑K.

On September 2, 2022, we entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”) which provided for the issuance and sale of shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million from time to time through Jefferies as our sales agent. On October 30, 2023, we provided written notice terminating the Open Market Sale Agreement in accordance with its terms. No proceeds were raised under the At-the-Market Offering during the years ended December 31, 2023 or 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. At this time, we have elected to limit our share repurchase transactions to only those under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considers our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designates up to $10 million for repurchases and provides for daily share repurchases that fluctuate with changes in the trading price of our common stock. We expect to consider share repurchase strategies beyond the current Rule 10b5‑1 trading plan at a future date.

The following table provides information relating to our repurchase of common stock during the three months ended December 31, 2023 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2023 to October 31, 2023	-	$-	-	$-
November 1, 2023 to November 30, 2023	-	$-	-	$30,000,000
December 1, 2023 to December 31, 2023	28,616	$29.20	28,616	$29,164,382
Total	28,616		28,616

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I — Item 1A. “Risk Factors” or in other parts of this 2023 Form 10‑K. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021” and “Liquidity and Capital Resources” in our 2022 Form 10‑K, which was filed with the SEC on March 16, 2023, and which is incorporated herein by reference.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (SPP) and Precast Infrastructure and Engineered Systems (Precast). For detailed descriptions of these segments, see the “Our Segments” discussion in Part I — Item 1. “Business” of this 2023 Form 10‑K.

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

Our water infrastructure products are sold generally to installation contractors, who include our products in their bids to federal, state, and municipal agencies, privately-owned water companies, or developers for specific projects. We believe our sales are substantially driven by spending on urban growth and new water infrastructure with a recent trend towards spending on water infrastructure replacement, repair, and upgrade. Within the total range of products, our steel pipe best addresses the larger-diameter, higher-pressure pipeline applications, while our precast concrete products mainly serve stormwater and sanitary sewer systems.

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.5 million in December 2023 and 1.4 million in December 2022, and the population of the United States is expected to increase by approximately 2 million people in 2024. Additionally, it is now believed that recent increases in the federal funds rate by the Federal Reserve will remain elevated for the medium-term which is expected to temper demand for housing. The impacts from the strain on the housing market to this point have been muted by the impacts of recent labor and commodity shortages currently limiting the supply of new homes.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50 year build-out plans. Even though we experienced a relatively modest level of project bidding in 2023, our backlog for SPP has remained elevated, and long-term demand for water infrastructure projects in the United States appears strong. Additionally, while our SPP business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act) and the Inflation Reduction Act.

Purchased steel typically represents approximately 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Even though steel market prices at the end of 2023 were approximately 50% higher than where they began the year, 2023 was tempered compared to the previous two years, and supplier lead times were not as challenging to manage. Our average price of purchased steel was $994 per ton in 2023, compared to $1,174 in 2022 and $1,291 in 2021.

Economic uncertainty, including the impacts of raw material shortages, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. The extent of the impact of these broader economic forces on our business will depend on future developments, which cannot be predicted.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$296,381	66.7%	$307,572	67.2%	$259,823	78.0%
Precast Infrastructure and Engineered Systems	147,974	33.3	150,093	32.8	73,490	22.0
Total net sales	444,355	100.0	457,665	100.0	333,313	100.0
Cost of sales:
Engineered Steel Pressure Pipe	253,954	57.2	263,099	57.5	228,542	68.6
Precast Infrastructure and Engineered Systems	112,759	25.3	108,711	23.7	60,517	18.1
Total cost of sales	366,713	82.5	371,810	81.2	289,059	86.7
Gross profit:
Engineered Steel Pressure Pipe	42,427	9.5	44,473	9.7	31,281	9.4
Precast Infrastructure and Engineered Systems	35,215	8.0	41,382	9.1	12,973	3.9
Total gross profit	77,642	17.5	85,855	18.8	44,254	13.3
Selling, general, and administrative expense	43,784	9.9	41,034	9.0	28,222	8.5
Operating income	33,858	7.6	44,821	9.8	16,032	4.8
Other income	276	0.1	97	-	328	0.1
Interest expense	(4,855)	(1.1)	(3,568)	(0.8)	(1,202)	(0.4)
Income before income taxes	29,279	6.6	41,350	9.0	15,158	4.5
Income tax expense	8,207	1.8	10,201	2.2	3,635	1.0
Net income	$21,072	4.8%	$31,149	6.8%	$11,523	3.5%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net sales. Net sales decreased 2.9% to $444.4 million in 2023 compared to $457.7 million in 2022.

SPP net sales decreased 3.6% to $296.4 million in 2023 compared to $307.6 million in 2022 driven by a 6% decrease in tons produced resulting primarily from changes in project timing, partially offset by a 2% increase in selling price per ton primarily due to product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales decreased 1.4% to $148.0 million in 2023 compared to $150.1 million in 2022 driven by a 3% decrease in selling prices due to decreased demand, partially offset by a 2% increase in volume shipped primarily due to product mix.

Gross profit. Gross profit decreased 9.6% to $77.6 million (17.5% of net sales) in 2023 compared to $85.9 million (18.8% of net sales) in 2022.

SPP gross profit decreased 4.6% to $42.4 million (14.3% of SPP net sales) in 2023 compared to $44.5 million (14.5% of SPP net sales) in 2022 primarily due to changes in production volume.

Precast gross profit decreased 14.9% to $35.2 million (23.8% of Precast net sales) in 2023 compared to $41.4 million (27.6% of Precast net sales) in 2022 primarily due to decreased demand.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 6.7% to $43.8 million (9.9% of net sales) in 2023 compared to $41.0 million (9.0% of net sales) in 2022 primarily due to $1.7 million in higher professional fees including ERP implementation costs.

Income taxes. Income tax expense was $8.2 million in 2023 (an effective income tax rate of 28.0%) compared to $10.2 million in 2022 (an effective income tax rate of 24.7%). The effective income tax rate for 2023 was primarily impacted by non-deductible permanent differences, accrued interest on uncertain income tax positions, and state franchise tax. The effective income tax rate for 2022 was primarily impacted by non-deductible permanent differences. The effective income tax rate can change significantly depending on the relationship of permanent income tax deductions and tax credits to estimated pre-tax income or loss and the changes in valuation allowances. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Amended Credit Agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the years ended December 31, 2023, 2022, and 2021 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K, and are further discussed below.

As of December 31, 2023, our working capital (current assets minus current liabilities) was $176.3 million compared to $187.9 million as of December 31, 2022. Cash and cash equivalents totaled $4.1 million and $3.7 million as of December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, we had $54.5 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $90.2 million of operating lease liabilities, and $7.5 million of finance lease liabilities. As of December 31, 2022, we had $83.7 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $94.2 million of operating lease liabilities, and $3.0 million of finance lease liabilities. For future maturities of these obligations, see Notes 7, 8, and 9 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K.

Due to the uncertainty with respect to the timing of future cash flows associated with our approximately $4.7 million in unrecognized tax benefits as of December 31, 2023, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. For further information, see Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $53.5 million in 2023 compared to $17.5 million in 2022. Net income, adjusted for non-cash items, provided $41.5 million of operating cash flow in 2023 compared to $52.2 million of operating cash flow in 2022. The net change in working capital provided (used) $12.0 million of operating cash flow in 2023 compared to ($34.6) million of operating cash flow in 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $20.4 million in 2023 compared to $23.1 million in 2022. Capital expenditures were $18.3 million in 2023 compared to $22.8 million in 2022, which includes $2.8 million in 2023 and $10.1 million in 2022 of investment in our new reinforced concrete pipe mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2024 to be approximately $19 million to $22 million, which includes approximately $2 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, approximately $5 million for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was ($32.7) million in 2023 compared to $6.2 million in 2022. Net repayments on the line of credit were $29.2 million in 2023 compared to $3.1 million in 2022. Net borrowings on other debt were $0 in 2023 compared to $10.8 million in 2022.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2023 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2023 Form 10‑K.

On September 2, 2022, we entered into the At-the-Market Offering with Jefferies which provided for the issuance and sale of shares of our common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million from time to time through Jefferies as our sales agent. On October 30, 2023, we provided written notice terminating the Open Market Sale Agreement in accordance with its terms. No proceeds were raised under the At-the-Market Offering during the year ended December 31, 2023.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. At this time, we have elected to limit our share repurchase transactions to only those under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considers our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designates up to $10 million for repurchases and provides for daily share repurchases that fluctuate with changes in the trading price of our common stock. We expect to consider share repurchase strategies beyond the current Rule 10b5‑1 trading plan at a future date. For a summary of shares repurchased during the fourth quarter of 2023, see “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this 2023 Form 10‑K. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2023 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million, with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of December 31, 2023 under the Amended Credit Agreement, we had $54.5 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $69 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of December 31, 2023 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of December 31, 2023, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. As of December 31, 2023, the outstanding balance of the IFA was $10.8 million, which was classified as a current liability since there was not a firm commitment for long-term debt financing. The IFA bore interest at the Term SOFR plus 1.75% as of December 31, 2022. Effective November 2, 2023, the IFA bears interest at the SOFR Average plus 2.00%. As of December 31, 2023 and 2022, the weighted-average interest rate for outstanding borrowings was 7.08% and 5.87%, respectively. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires us to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and to maintain a minimum consolidated EBITDA (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. We were in compliance with our financial covenants as of December 31, 2023, and expect to continue to be in compliance in the near term.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2023 Form 10‑K.

Critical Accounting Estimates

Management Estimates

The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and related judgments and estimates affect the preparation of our Consolidated Financial Statements.

Revenue Recognition

SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of our right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract (cost-to-cost method). Contract costs include all material, labor, and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract require judgment and are reviewed on a monthly basis by project management and operations personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel. Significant judgment is required in estimating total costs which primarily include labor costs and productivity, and cost and availability of materials, and which could be influenced by inflationary trends, supplier performance, or asset utilization, amongst other factors. We use certain assumptions and develop estimates based on a number of considerations, including the degree of required product customization, our historical experience, the project plans, and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

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

Goodwill

Goodwill is reviewed for impairment annually, or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). During the fourth quarter of 2022, we changed the date of our annual impairment test of goodwill from December 31 to November 30. The change in the impairment test date lessens resource constraints that exist in connection with our year-end close and financial reporting process and provides for additional time to complete the required impairment testing. This change did not represent a material change to our method of applying an accounting principle, and therefore does not delay, accelerate, or avoid an impairment charge.

In testing goodwill for impairment, we have the option to perform a qualitative assessment to determine whether the existence of events or circumstances indicate that it is more-likely-than-not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. When performing a qualitative assessment, we evaluate factors such as industry and market conditions, cost factors, overall financial performance, and other relevant entity specific events and changes. In the evaluation, we also look at the long-term prospects for the reporting unit, which requires considerable management judgment.

If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, or if we choose not to perform the qualitative assessment, then a quantitative assessment is performed to determine the reporting unit’s fair value. The fair value calculation uses a combination of income and market approaches. The income approach is based upon projected future after-tax cash flows discounted to present value using factors that consider the timing and risk associated with the future after-tax cash flows. The market approach is based upon historical and/or forward-looking measures using multiples of revenue or earnings before interest, tax, depreciation, and amortization. We utilize a weighted average of the income and market approaches. If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying estimates, assumptions, and market factors, and future changes in any of these could result in different fair value determinations in the future.

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

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2023 and 2022, we had $65.2 million and $94.5 million, respectively, of variable-rate debt outstanding. We have managed a portion of our variable-rate debt with interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed-rate debt. The principal objective of these contracts is to reduce the variability of the cash flows in interest payments associated with a portion of our variable-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for these contracts.

As of December 31, 2023 and 2022, the total notional amount of the interest rate swaps was $19.7 million and $26.7 million, respectively, which will amortize ratably on a monthly basis to zero by the maturity dates. We receive floating interest payments monthly based on variable rates and pay fixed rates to the counterparties.

Assuming average interest rates and borrowings on variable-rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our interest expense in 2023 or 2022.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not our functional currency. As of December 31, 2023, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, Mexican Peso, and European Euro.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2023, our foreign currency forward contracts mature at various dates through April 2025. As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges.

A hypothetical 10% change in the Canadian Dollar, Mexican Peso, or European Euro foreign currency exchange rates would not have a material impact on our reported net income in 2023 or 2022.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-33 at the end of this 2023 Form 10‑K. The financial statement schedule required by this item is included on page S‑1.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on their evaluation, as of December 31, 2023, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Material Weakness

In the quarter ended December 31, 2023, we completed our review of the processes and controls related to the implementation of our enterprise resource planning (“ERP”) system for the acquisition of Park Environmental Equipment, LLC (“ParkUSA”). We hired consultants to assist with an evaluation of the ERP system, process, and workflow design; we educated control owners concerning the principles and requirements of each control, with a focus on those related to sales and cost of sales transactions; and we implemented new monitoring controls including additional analyses to help mitigate the risk that controls do not operate effectively. These changes remediated our previously identified material weakness in implementation of our ERP system for the acquisition of ParkUSA.

Changes in Internal Control over Financial Reporting

Except for the changes described above to remediate our previously identified material weakness, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S‑K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S‑K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S‑K (to the extent required) is hereby incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the caption Nominees and Continuing Directors.

The following table lists our executive officers and each of their ages and positions as of December 31, 2023.

Name	Age	Current Position with Northwest Pipe Company
Scott Montross	58	Director, President, and Chief Executive Officer
Aaron Wilkins	49	Senior Vice President, Chief Financial Officer, and Corporate Secretary
Miles Brittain	60	Executive Vice President
Eric Stokes	52	Senior Vice President and General Manager of Engineered Steel Pressure Pipe
Michael Wray	50	Senior Vice President and General Manager of Precast Infrastructure and Engineered Systems
Megan Kendrick	47	Vice President of Human Resources

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

Aaron Wilkins has served as our Senior Vice President and CFO since April 2020 and our Corporate Secretary since September 2019. Mr. Wilkins served as our Vice President of Finance and Corporate Controller from September 2016 to April 2020. Prior to joining the Company, Mr. Wilkins served two years as CFO of Omega Morgan, an industrial services company. Prior to that, Mr. Wilkins served seven years with Oregon Steel Mills, Inc. and then EVRAZ North America, holding several finance and accounting positions including Corporate Controller and Assistant Treasurer and Director of Finance of EVRAZ North America’s Flat Products Group.

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

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website in the Corporate Governance area of the Investor Relations section. None of the material on our website is part of this 2023 Form 10‑K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8‑K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S‑K is hereby incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the caption Corporate Governance.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions Executive Compensation Discussion and Analysis, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2023 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b) (2)	(c)

Equity compensation plans approved by security holders	226,391	$-	722,573
Equity compensation plans not approved by security holders (3)	-	-	-
Total	226,391	$-	722,573

(1)

Consists of performance share awards and restricted stock unit awards under our 2022 Stock Incentive Plan and our 2007 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)	Reflects the exercise price per share of common stock purchasable upon the exercise of stock options only. As of December 31, 2023, no stock options were outstanding.

(3)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S‑K is included in our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Nominees and Continuing Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders under the caption Disclosure of Fees Paid to Independent Registered Public Accounting Firm.

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

3.3	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 19, 2023

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

10.5	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2020*

10.6	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 1, 2020*

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

10.11

Credit Agreement dated June 30, 2021 by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Northwest Pipe Company, NWPC, LLC, and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

Exhibit Number	Description

10.12

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

10.13

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

10.14

Northwest Pipe Company 2022 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 28, 2022 *

10.15

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

10.16	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022 *

10.17	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022 *

10.18	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 12, 2022

10.19	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023 *

10.20	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023 *

10.21	Third Amendment to Credit Agreement dated as of June 29, 2023, by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 3, 2023 **

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit Number	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

97	Incentive Compensation Recovery Policy

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Revenue Recognition – Estimated Costs to Complete a Contract

As presented in the consolidated statement of operations and described in Notes 2 and 16 to the consolidated financial statements, the Company’s consolidated revenues were $444.4 million for the year ended December 31, 2023. Revenue of $296.4 million was derived from contracts where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the costs incurred to date as a percentage of total estimated costs at completion are used to calculate revenue. Total estimated costs, and thus contract revenue and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a project.

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

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of internal controls related to the Company’s accumulation of estimated costs to complete a contract. This included testing controls over the Company’s review of monthly changes in estimated costs to complete a contract.
•	Testing a selection of contracts based on earned revenue for the year ended December 31, 2023 and assessed the reasonableness of the estimated costs.
•	Testing the reasonableness of management’s cost estimates by performing a lookback analysis comparing margins and estimated costs to complete on contracts in process as of December 31, 2022, that were completed or in process during the year ended December 31, 2023.

/s/ Moss Adams LLP

Portland, Oregon

March 5, 2024

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021

Net sales	$444,355	$457,665	$333,313
Cost of sales	366,713	371,810	289,059
Gross profit	77,642	85,855	44,254
Selling, general, and administrative expense	43,784	41,034	28,222
Operating income	33,858	44,821	16,032
Other income	276	97	328
Interest expense	(4,855)	(3,568)	(1,202)
Income before income taxes	29,279	41,350	15,158
Income tax expense	8,207	10,201	3,635
Net income	$21,072	$31,149	$11,523

Net income per share:
Basic	$2.11	$3.14	$1.17
Diluted	$2.09	$3.11	$1.16

Shares used in per share calculations:
Basic	9,991	9,914	9,854
Diluted	10,081	10,012	9,928

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$21,072	$31,149	$11,523

Other comprehensive income (loss), net of tax:
Pension liability adjustment	339	(45)	308
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(107)	289	(124)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(403)	649	-
Other comprehensive income (loss), net of tax	(171)	893	184

Comprehensive income	$20,901	$32,042	$11,707

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,068	$3,681
Trade and other receivables, less allowance for doubtful accounts of $121 and $369	47,645	71,563
Contract assets	120,516	121,778
Inventories	91,229	71,029
Prepaid expenses and other	9,026	10,689
Total current assets	272,484	278,740
Property and equipment, net	143,955	133,166
Operating lease right-of-use assets	88,155	93,124
Goodwill	55,504	55,504
Intangible assets, net	31,074	35,264
Other assets	6,709	5,542
Total assets	$597,881	$601,340

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	31,142	26,968
Accrued liabilities	27,913	30,957
Contract liabilities	21,450	17,456
Current portion of operating lease liabilities	4,933	4,702
Total current liabilities	96,194	90,839
Borrowings on line of credit	54,485	83,696
Operating lease liabilities	85,283	89,472
Deferred income taxes	10,942	11,402
Other long-term liabilities	10,617	7,657
Total liabilities	257,521	283,066

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,985,580 and 9,927,360 shares issued and outstanding as of December 31, 2023 and 2022, respectively	100	99
Additional paid-in-capital	129,095	127,911
Retained earnings	212,125	191,053
Accumulated other comprehensive loss	(960)	(789)
Total stockholders’ equity	340,360	318,274
Total liabilities and stockholders’ equity	$597,881	$601,340

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balances, December 31, 2020	9,805,437	$98	$123,013	$148,381	$(1,866)	$269,626
Net income	-	-	-	11,523	-	11,523
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $102	-	-	-	-	308	308
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $41	-	-	-	-	(124)	(124)
Issuance of common stock under stock compensation plans, net of tax withholdings	65,130	1	(1,167)	-	-	(1,166)
Share-based compensation expense	-	-	3,216	-	-	3,216
Balances, December 31, 2021	9,870,567	99	125,062	159,904	(1,682)	283,383
Net income	-	-	-	31,149	-	31,149
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $14	-	-	-	-	(45)	(45)
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $95	-	-	-	-	289	289
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $213	-	-	-	-	649	649
Issuance of common stock under stock compensation plans, net of tax withholdings	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	3,702	-	-	3,702
Balances, December 31, 2022	9,927,360	99	127,911	191,053	(789)	318,274
Net income	-	-	-	21,072	-	21,072
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $110	-	-	-	-	339	339
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $45	-	-	-	-	(107)	(107)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $134	-	-	-	-	(403)	(403)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Repurchase of common stock	(28,616)	-	(835)			(835)
Share-based compensation expense	-	-	3,672	-	-	3,672
Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$21,072	$31,149	$11,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	11,616	12,664	11,482
Amortization of intangible assets	4,190	4,439	2,142
Deferred income taxes	(172)	514	180
Gain on insurance proceeds	(466)	-	-
Share-based compensation expense	3,672	3,702	3,216
Other, net	1,547	(286)	193
Changes in operating assets and liabilities, net of acquired assets and assumed liabilities:
Trade and other receivables	23,775	(19,346)	392
Contract assets, net	5,256	225	(33,752)
Inventories	(20,200)	(11,378)	(17,650)
Prepaid expenses and other assets	5,241	3,381	6,727
Accounts payable	4,704	(5,826)	16,783
Accrued and other liabilities	(6,780)	(1,698)	(7,047)
Net cash provided by (used in) operating activities	53,455	17,540	(5,811)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	-	(87,215)
Payment of working capital adjustment in acquisition of business	(2,731)	-	-
Purchases of property and equipment	(18,291)	(22,829)	(13,262)
Purchases of intangible assets	-	(327)	-
Proceeds from insurance	431	-	-
Other investing activities	219	106	325
Net cash used in investing activities	(20,372)	(23,050)	(100,152)

Cash flows from financing activities:
Borrowings on line of credit	155,398	177,634	122,272
Repayments on line of credit	(184,609)	(180,699)	(35,511)
Borrowings on other debt	-	10,756	-
Payments on other debt	-	-	(13,762)
Payments on finance lease liabilities	(826)	(597)	(415)
Tax withholdings related to net share settlements of restricted stock and performance share awards	(1,652)	(853)	(1,166)
Repurchase of common stock	(707)	-	-
Other financing activities	(300)	(47)	(385)
Net cash provided by (used in) financing activities	(32,696)	6,194	71,033
Change in cash and cash equivalents	387	684	(34,930)
Cash and cash equivalents, beginning of period	3,681	2,997	37,927
Cash and cash equivalents, end of period	$4,068	$3,681	$2,997

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$4,660	$3,170	$339
Cash paid during the period for income taxes, net of refunds of $145, $23, and $79	5,911	13,774	2,481
Noncash investing and financing activities:
Accrued property and equipment purchases	$656	$1,314	$788
Accrued payment for repurchase of common stock	128	-	-
Accrued consideration in acquisition of business	-	1,820	911
Right-of-use assets obtained in exchange for operating lease liabilities	952	568	16,043
Right-of-use assets obtained in exchange for finance lease liabilities	5,270	1,466	853

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

Business Combinations

Business combinations are accounted for under the acquisition method which requires identifiable assets acquired and liabilities assumed in the acquired business be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The amount by which the net fair value of assets acquired and liabilities assumed exceeds the fair value of consideration transferred as the purchase price is recorded as a bargain purchase gain. Acquisition-related transaction costs are expensed as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (“book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statements of Cash Flows. The Company had a book overdraft of $1.8 million and $0.6 million as of December 31, 2023 and 2022, respectively.

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

Contract Assets and Contract Liabilities

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

Inventories

Inventories are stated at the lower of cost and net realizable value. The cost of raw material inventories of steel is either on a specific identification basis or on an average cost basis. The cost of substantially all other raw material inventories, as well as work-in-process and supplies, is either on an average cost basis or at standard cost. The cost of finished goods uses the first-in, first-out method of accounting.

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

The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. When the Company’s leases do not provide an implicit rate of return, the Company uses its revolving loan borrowing rate in determining the present value of lease payments. Some of the Company’s lease agreements contain non-lease components, which are accounted for separately.

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in conjunction with an acquisition. Goodwill is reviewed for impairment annually, or whenever events occur or circumstances change that indicate goodwill may be impaired. During the fourth quarter of 2022, the Company changed the date of its annual impairment test of goodwill from December 31 to November 30. The change in the impairment test date lessens resource constraints that exist in connection with the Company’s year-end close and financial reporting process and provides for additional time to complete the required impairment testing. This change did not represent a material change to the Company’s method of applying an accounting principle, and therefore did not delay, accelerate, or avoid an impairment charge.

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

Intangible Assets

Intangible assets consist primarily of customer relationships, trade names and trademarks, patents, and backlog recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from ten to 21 years.

Workers Compensation

The Company is self-insured and maintains high deductible policies for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2023 and 2022, workers compensation reserves recorded were $2.2 million and $1.6 million, respectively, of which $1.3 million and $0.5 million, respectively, were included in Accrued liabilities and $0.9 million and $1.1 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities as of December 31, 2023 and 2022 includes accrued bonus of $5.2 million and $8.0 million, respectively, and accrued sales tax of $5.3 million and $4.4 million, respectively.

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

Share Repurchases

All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares.

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

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity. For the years ended December 31, 2023, 2022 and 2021, net foreign currency transaction gains (losses) of $0.4 million, $0.5 million, and ($0.5) million, respectively, were recognized in earnings.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021

Net income	$21,072	$31,149	$11,523

Basic weighted-average common shares outstanding	9,991	9,914	9,854
Effect of potentially dilutive common shares (1)	90	98	74
Diluted weighted-average common shares outstanding	10,081	10,012	9,928

Net income per common share
Basic	$2.11	$3.14	$1.17
Diluted	$2.09	$3.11	$1.16

(1)	There were no antidilutive shares for the years ended December 31, 2023, 2022, or 2021.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, interest rate swaps, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2023 and 2022, one customer had a balance in excess of 10% of total accounts receivable. Foreign currency forward contracts and interest rate swaps are with a high-quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

In November 2023, the FASB issued ASU No. 2023‑07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023‑07”) which requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses, on an annual and interim basis for all public entities. ASU 2023‑07 will be applied retrospectively, and will be effective for the Company’s 2024 annual reporting, and for interim periods beginning in 2025, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In December 2023, the FASB issued ASU No. 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023‑09”) which improves the transparency, effectiveness, and comparability of income tax disclosures and allows investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operation opportunities affect its income tax rate and prospects for future cash flows. ASU 2023‑09 will be applied prospectively, and will be effective for the Company’s 2025 annual reporting, with early adoption permitted. The Company is currently assessing the impact of ASU 2023‑09 on its disclosures in the notes to the consolidated financial statements.

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

The Company incurred transaction costs associated with this acquisition of $0, $0.1 million, and $3.4 million during the years ended December 31, 2023, 2022 and 2021, respectively. These transaction costs are included in Selling, general, and administrative expense in the Consolidated Statements of Operations.

Unaudited Pro Forma Disclosures

The following unaudited pro forma summary presents the consolidated results of the Company as if the acquisition of ParkUSA had occurred on January 1, 2020 (in thousands):

Year Ended December 31, 2021

Net sales	$384,872
Net income	15,780

This unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisitions of ParkUSA had occurred on January 1 of the year prior to the acquisition. Moreover, this information is not indicative of what the Company’s future operating results will be. The information prior to the acquisition is included based on prior accounting records maintained by ParkUSA. The pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of ParkUSA to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1 of the year prior to the acquisition. Adjustments also include an increase of interest expense as if the Company’s debt obtained in connection with the acquisitions of ParkUSA had been outstanding since January 1 of the year prior to the acquisition. The pro forma results for the year ended December 31, 2021 include nonrecurring adjustments to add back the transaction costs incurred and the expense related to the revaluation of inventory acquired in those periods, since those costs are reflected in the preceding year on a pro forma basis. The provision for income taxes has also been adjusted for all periods, based upon the foregoing adjustments to historical results.

4.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2023	2022

Raw materials	$68,110	$47,978
Work-in-process	8,912	5,114
Finished goods	11,911	15,773
Supplies	2,296	2,164
Total inventories	$91,229	$71,029

5.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022

Land and improvements	$25,064	$23,981
Buildings	54,036	51,389
Leasehold improvements	3,182	3,182
Machinery and equipment	155,278	149,971
Equipment under finance lease	8,519	3,849
	246,079	232,372
Less accumulated depreciation and amortization	(126,359)	(117,856)
	119,720	114,516
Construction in progress	24,235	18,650
Property and equipment, net	$143,955	$133,166

All property and equipment is located in the United States, except for $18.2 million and $19.0 million of net property and equipment which is located in Mexico as of December 31, 2023 and 2022, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company has recorded goodwill of $55.5 million as of December 31, 2023 and 2022 in connection with its business acquisitions within the Precast segment. The Company performed its annual goodwill impairment test as of November 30, 2023, utilizing a qualitative analysis, and did not identify any potential impairment. It is possible that future changes in circumstances, judgments, or assumptions, including prolonged economic weakness or unexpected significant declines in Precast operating results or projections, may result in goodwill impairment charges in the future.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2023
Customer relationships	$27,831	$(7,315)	$20,516
Trade names and trademarks	12,825	(3,734)	9,091
Patents	1,627	(160)	1,467
Total	$42,283	$(11,209)	$31,074

As of December 31, 2022
Customer relationships	$29,209	$(5,845)	$23,364
Trade names and trademarks	12,825	(2,490)	10,335
Patents	1,627	(81)	1,546
Other	329	(310)	19
Total	$43,990	$(8,726)	$35,264

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2024	$4,033
2025	4,033
2026	4,033
2027	4,033
2028	4,033
Thereafter	10,909
Total amortization expense	$31,074

7.	CURRENT DEBT:

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. As of December 31, 2023 and 2022, the outstanding balance of the IFA was $10.8 million, which is classified as a current liability since there is not a firm commitment for long-term debt financing. The IFA bore interest at the term Secured Overnight Finance Rate (“SOFR”) plus 1.75% as of December 31, 2022. Effective November 2, 2023, the IFA bears interest at the SOFR Average plus 2.00%. As of December 31, 2023 and 2022, the weighted-average interest rate for outstanding borrowings was 7.08% and 5.87%, respectively. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires the Company to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. The Company was in compliance with its financial covenants as of December 31, 2023.

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

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated EBITDA (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2023.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Interest expense from revolving loan borrowings, current debt, long-term debt, and finance leases was $4.9 million, net of amounts capitalized of $0.5 million in 2023, $3.6 million, net of a nominal amount capitalized in 2022, and $1.2 million, net of amounts capitalized of $0.1 million in 2021.

Line of Credit (Revolving and Swingline Loans)

As of December 31, 2023 under the Amended Credit Agreement, the Company had $54.5 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $69 million. As of December 31, 2022 under the Amended Credit Agreement, the Company had $83.7 million of outstanding revolving loan borrowings and $1.1 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2023 and 2022, the weighted-average interest rate for outstanding borrowings was 7.43% and 6.07%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

9.	LEASES:

The following table summarizes the Company’s leases recorded on the Consolidated Balance Sheets (in thousands):

	December 31,
	2023	2022
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$7,092	$2,618
Operating leases	88,155	93,124
Total right-of-use assets	$95,247	$95,742

Lease liabilities:
Finance leases	$7,481	$3,037
Operating leases	90,216	94,174
Total lease liabilities	$97,697	$97,211

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $1.4 million and $1.2 million as of December 31, 2023 and 2022, respectively.

Lease cost consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$795	$577	$413
Interest on lease liabilities	266	148	90
Operating lease cost	7,765	7,770	4,627
Short-term lease cost	1,402	1,000	993
Variable lease cost	313	251	158
Total lease cost	$10,541	$9,746	$6,281

The future maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Finance Leases	Operating Leases

2024	$2,212	$6,874
2025	1,923	6,913
2026	1,847	6,583
2027	1,614	6,192
2028	1,147	6,308
Thereafter	-	76,453
Total lease payments	8,743	109,323
Amount representing interest	(1,262)	(19,107)
Present value of lease liabilities	7,481	90,216
Current portion of lease liabilities (1)	(1,721)	(4,933)
Long-term lease liabilities (2)	$5,760	$85,283

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Finance leases	3.90	3.52
Operating leases	16.73	17.83
Weighted-average discount rate
Finance leases	6.93%	5.44%
Operating leases	2.17%	2.19%

The following table presents other information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(266)	$(148)	$(90)
Operating cash flows from operating leases	(6,930)	(6,818)	(4,142)
Financing cash flows from finance leases	(826)	(597)	(415)
Right-of-use assets obtained in exchange for finance lease liabilities	5,270	1,466	853
Right-of-use assets obtained in exchange for operating lease liabilities	952	568	16,043

10.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2023
Financial assets:
Deferred compensation plan	$3,912	$3,391	$521	$-
Foreign currency forward contracts	42	-	42	-
Interest rate swaps	326	-	326	-
Total financial assets	$4,280	$3,391	$889	$-

Financial liabilities:
Foreign currency forward contracts	$(115)	$-	$(115)	$-

As of December 31, 2022
Financial assets:
Deferred compensation plan	$3,587	$3,090	$497	$-
Foreign currency forward contracts	728	-	728	-
Interest rate swaps	862	-	862	-
Total financial assets	$5,177	$3,090	$2,087	$-

Financial liabilities:
Foreign currency forward contracts	$(80)	$-	$(80)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and current debt approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on market.

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

As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2022, the total notional amount of the foreign currency forward contracts was $17.1 million (CAD$23.2 million) and $1.1 million (EUR€1.1 million), which included $0.3 million (CAD$0.4 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2023, the Company’s foreign currency forward contracts mature at various dates through April 2025 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt, and are designated as cash flow hedges. The Company receives floating interest payments monthly based on SOFR and pays a fixed rate of 1.941% to the counterparty on the total notional amount of $6.7 million and $26.7 million as of December 31, 2023 and 2022, respectively, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date.

On August 9, 2022, the Company entered into an interest rate swap transaction which began April 3, 2023. The Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $13.0 million as of December 31, 2023, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date.

The following table summarizes the gains (losses) recognized on derivatives in the Consolidated Financial Statements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Foreign currency forward contracts:
Net sales	$(708)	$660	$9
Property and equipment	(109)	(680)	-

Interest rate swaps:
Interest expense	719	39	-
Total	$(98)	$19	$9

As of December 31, 2023, unrealized pretax gains (losses) on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.3 million, of which approximately $0 and $0.3 million are expected to be reclassified to Net sales and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 18 “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

12.	STOCKHOLDERS’ EQUITY:

At-the-Market Offering

On September 2, 2022, the Company entered into an Open Market Sale Agreement (the “At-the-Market Offering”) with Jefferies LLC (“Jefferies”) which provided for the issuance and sale of shares of its common stock, par value $0.01 per share, having aggregate offering sales proceeds of up to $50 million from time to time through Jefferies as its sales agent. On October 30, 2023, the Company provided written notice terminating the Open Market Sale Agreement in accordance with its terms. No proceeds were raised under the At-the-Market Offering during the years ended December 31, 2023 or 2022.

Share Repurchase Program

On November 2, 2023, the Company announced its authorization of a share repurchase program of up to $30 million of its outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions administered by its broker, D.A. Davidson Companies. At this time, the Company has elected to limit its share repurchase transactions to only those under the Rule 10b5‑1 trading plan it executed in November 2023, which the Company believes considers its liquidity, including availability of borrowings and covenant compliance under the Amended Credit Agreement, and other capital allocation priorities of the business. The Company’s Rule 10b5‑1 trading plan designates up to $10 million for repurchases and provides for daily share repurchases that fluctuate with changes in the trading price of its common stock.

During the year ended December 31, 2023, the Company repurchased approximately 29,000 shares of the Company’s common stock for an aggregate amount of $0.8 million. As of December 31, 2023, $29.2 million of the share repurchase authorization remained available for repurchases under this program. There were no share repurchases authorized during the years ended December 31, 2022 or 2021.

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

As of December 31, 2023 and 2022, the Company had recorded, in accordance with the actuarial valuations, an accrued pension asset of $0.5 million and $0.1 million, respectively, in Other long-term assets, and an unrecognized actuarial loss, net of tax, of $1.2 million and $1.5 million, respectively, in Accumulated other comprehensive loss. Additionally, as of December 31, 2023 and 2022, the projected and accumulated benefit obligation was $4.6 million and $4.8 million, respectively, and the fair value of plan assets was $5.1 million and $4.9 million, respectively.

The net periodic benefit cost was approximately $0, $0.1 million, and $0.1 million for each of the years ended December 31, 2023, 2022, and 2021, respectively. The weighted-average discount rates used to measure the projected benefit obligation were 4.69% and 4.89% as of December 31, 2023 and 2022, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.00% as of December 31, 2023 and 2022.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. As of December 31, 2023 and 2022, deferred compensation plan balances of $3.9 million and $3.6 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2023, 2022, and 2021 was $2.5 million, $2.2 million, and $1.8 million, respectively, and is primarily related to the defined contribution plan.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2023	2022	2021

Cost of sales	$1,027	$1,320	$1,003
Selling, general, and administrative expense	2,645	2,382	2,213
Total	$3,672	$3,702	$3,216

There were 722,573 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2023, assuming the outstanding PSAs vest at the target level of 100%.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2022	200,924	$30.80
RSUs and PSAs granted	134,498	28.41
Unvested RSUs and PSAs canceled	(13,589)	30.82
RSUs and PSAs vested (2)	(95,442)	30.12
Unvested RSUs and PSAs as of December 31, 2023	226,391	29.66

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

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

The unvested balance of RSUs and PSAs as of December 31, 2023 includes approximately 170,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

The weighted-average grant date fair value of RSUs and PSAs granted during the years ended December 31, 2023, 2022, and 2021 was $28.41, $30.68, and $33.30, respectively. The total fair value of RSUs and PSAs vested during the years ended December 31, 2023, 2022, and 2021 was $4.4 million, $2.4 million, and $3.3 million, respectively.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of December 31, 2023, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

For the years ended December 31, 2023, 2022, and 2021, stock awards of 15,904 shares, 11,380 shares, and 12,606 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $29.51 in 2023, $30.75 in 2022, and $30.94 in 2021.

15.	COMMITMENTS AND CONTINGENCIES:

Portland Harbor Superfund Site

In 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties known as the Lower Willamette Group under agreement with the EPA. The EPA finalized the remedial investigation report in 2016, and the feasibility study in 2016, which identified multiple remedial alternatives. In 2017, the EPA issued its Record of Decision selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion at net present value and 13 years to complete. The EPA has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 potentially responsible parties (“PRPs”). Because of the large number of potentially responsible parties and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no further adjustment to the Consolidated Financial Statements has been recorded as of the date of this filing.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies, and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged potentially responsible parties to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA, nor does the Company expect to incur significant future costs in the resolution of the NRDA.

In 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the potentially responsible parties including the Company to recover costs related to their own injury assessment and compensation for natural resources damages. The case has been stayed until 2025, and the Company does not have sufficient information at this time to determine the likelihood of a loss in this matter or the amount of damages that could be allocated to the Company.

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

Commitments

As of December 31, 2023, the Company’s commitments include approximately $1.2 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill for which the Company has not yet received the equipment and approximately $5.2 million remaining relating to the construction of a building for the new mill at the Company’s facility in Salt Lake City, Utah.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of December 31, 2023. The letters of credit relate to workers’ compensation insurance.

16.	REVENUE:

Net sales by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales by geographic region:
United States	$420,925	$423,961	$313,729
Canada	23,430	33,704	19,584
Total	$444,355	$457,665	$333,313

One SPP customer accounted for 10%, 12%, and 12% of total net sales for the years ended December 31, 2023, 2022, and 2021, respectively. No Precast customer accounted for more than 10% of total net sales for the years ended December 31, 2023, 2022, and 2021.

Net revisions in contract estimates resulted in an increase (decrease) in SPP net sales of ($1.1) million, ($0.6) million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Year Ended December 31,
	2023	2022	2021

Over time	$296,381	$307,572	$259,823
Point in time	147,974	150,093	73,490
Net sales	$444,355	$457,665	$333,313

Contract Assets and Contract Liabilities

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings.

The following is a summary of the changes in contract assets (in thousands):

	December 31,
	2023	2022

Balance, beginning of year	$121,778	$107,170
Revenue recognized in advance of billings	291,812	306,095
Billings	(293,356)	(294,506)
Other	282	3,019
Balance, end of year	$120,516	$121,778

The following is a summary of the changes in contract liabilities (in thousands):

	December 31,
	2023	2022

Balance, beginning of year	$17,456	$2,623
Billings	20,815	17,618
Revenue recognized	(16,984)	(2,663)
Other	163	(122)
Balance, end of year	$21,450	$17,456

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of December 31, 2023, backlog was $273 million. The Company expects to recognize approximately 76% of the remaining performance obligations in 2024, 23% in 2025, and the balance thereafter.

17.	INCOME TAXES:

The United States and foreign components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

United States	$27,814	$40,271	$14,000
Foreign	1,465	1,079	1,158
Total	$29,279	$41,350	$15,158

The components of Income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$6,817	$8,443	$2,256
State	1,519	1,264	1,064
Foreign	289	198	213
Total current income tax expense	8,625	9,905	3,533
Deferred:
Federal	(612)	(22)	573
State	195	340	(464)
Foreign	(1)	(22)	(7)
Total deferred income tax expense (benefit)	(418)	296	102
Total income tax expense	$8,207	$10,201	$3,635

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022	2021

Income tax expense at federal statutory rate	$6,148	$8,683	$3,183
State expense, net of federal income tax effect	942	1,463	547
Change in valuation allowance	(30)	(1)	(247)
Nondeductible expenses	257	(35)	(31)
Foreign rate differential	133	97	104
Accrued interest on uncertain income tax positions	264	106	16
State franchise tax	250	110	92
Other	243	(222)	(29)
Income tax expense	$8,207	$10,201	$3,635
Effective income tax rate	28.0%	24.7%	24.0%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Accrued employee benefits	$3,096	$3,840
Inventories	380	350
Trade receivable, net	532	329
Net operating loss carryforwards	3,429	2,944
Tax credit carryforwards	2,777	2,863
Contract assets, net	934	403
Other	1,952	1,074
	13,100	11,803
Valuation allowance	(6,641)	(6,051)
	6,459	5,752
Deferred income tax liabilities:
Property and equipment	(13,850)	(13,550)
Intangible assets	(800)	(1,319)
Goodwill	(1,164)	(606)
Prepaid expenses	(1,217)	(1,285)
	(17,031)	(16,760)

Net deferred income tax liabilities	$(10,572)	$(11,008)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$370	$394
Deferred income taxes	(10,942)	(11,402)
Net deferred income tax liabilities	$(10,572)	$(11,008)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2023, net of any valuation allowance. As of December 31, 2023, the Company continues to maintain a valuation allowance on federal tax credits and select state jurisdictions.

As of December 31, 2023, the Company had approximately $0.3 million of federal income tax credit carryforwards, which expire on various dates between 2024 and 2026. As of December 31, 2023, the Company also had approximately $18.4 million of state net operating loss carryforwards, which expire on various dates between 2024 and 2036, and state income tax credit carryforwards of $4.4 million, which began to expire in 2023. As of December 31, 2023, the Company also had approximately $8.4 million of foreign net operating loss carryforwards, which expire on various dates between 2024 and 2033.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2019.

A summary of the changes in the unrecognized income tax benefits is presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021

Unrecognized income tax benefits, beginning of year	$4,472	$4,366	$4,350
Increases for positions taken in prior years	264	106	16
Unrecognized income tax benefits, end of year	$4,736	$4,472	$4,366

The Company does not believe it is reasonably possible that the total amounts of unrecognized income tax benefits will change in the following twelve months; however, actual results could differ from those currently expected. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2023 and 2022, the Company had $0.4 million and $0.1 million, respectively, of accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2023, 2022, or 2021.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2023	2022

Pension liability adjustment, net of income tax benefit of $482 and $592	$(1,193)	$(1,532)
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges, net of income tax (expense) benefit of $12 and $(33)	(13)	94
Unrealized gain on interest rate swaps designated as cash flow hedges, net of income tax expense of $79 and $213	246	649
Total	$(960)	$(789)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2021	$(1,487)	$(195)	$-	$(1,682)

Other comprehensive income (loss) before reclassifications	41	(100)	678	619
Amounts reclassified from Accumulated other comprehensive loss	(86)	389	(29)	274
Net current period adjustments to Other comprehensive income	(45)	289	649	893

Balances, December 31, 2022	(1,532)	94	649	(789)

Other comprehensive income (loss) before reclassifications	338	(115)	142	365
Amounts reclassified from Accumulated other comprehensive loss	1	8	(545)	(536)
Net current period adjustments to Other comprehensive loss	339	(107)	(403)	(171)

Balances, December 31, 2023	$(1,193)	$(13)	$246	$(960)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the Consolidated
Details about Accumulated Other	Year Ended December 31,			Statements
Comprehensive Loss Components	2023	2022	2021	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(13)	$(13)	$(7)	Cost of sales
Non-service cost	11	127	110	Other income
Associated income tax (expense) benefit	1	(28)	(25)	Income tax expense
	(1)	86	78
Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	99	163	(72)	Net sales
Loss on cash flow hedges	(109)	(680)	-	Property and equipment
Associated income tax benefit	2	128	18	Income tax expense
	(8)	(389)	(54)
Unrealized gain on interest rate swaps:
Gain on cash flow hedges	719	39	-	Interest expense
Associated income tax expense	(174)	(10)	-	Income tax expense
	545	29	-

Total reclassifications for the period	$536	$(274)	$24

19.	SEGMENT INFORMATION:

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

The Company’s Engineered Steel Pressure Pipe (SPP) segment manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, seismic resiliency, and other applications. In addition, SPP makes products for industrial plant piping systems and certain structural applications. SPP has manufacturing facilities located in Portland, Oregon; Adelanto and Tracy, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

The Company’s Precast Infrastructure and Engineered Systems (Precast) segment manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including reinforced concrete pipe, manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

The following table disaggregates revenue as well as other financial information based on the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales:
Engineered Steel Pressure Pipe	$296,381	$307,572	$259,823
Precast Infrastructure and Engineered Systems	147,974	150,093	73,490
Total	$444,355	$457,665	$333,313

Gross profit:
Engineered Steel Pressure Pipe	$42,427	$44,473	$31,281
Precast Infrastructure and Engineered Systems	35,215	41,382	12,973
Total	$77,642	$85,855	$44,254

Depreciation and amortization expense:
Engineered Steel Pressure Pipe	$9,000	$9,789	$9,524
Precast Infrastructure and Engineered Systems	6,241	6,807	3,738
	15,241	16,596	13,262
Corporate	565	507	362
Total	$15,806	$17,103	$13,624

Capital expenditures:
Engineered Steel Pressure Pipe	$11,154	$8,211	$7,538
Precast Infrastructure and Engineered Systems	6,503	13,925	5,255
	17,657	22,136	12,793
Corporate	634	693	469
Total	$18,291	$22,829	$13,262

The following table disaggregates total assets based on the Company’s reportable segments (in thousands):

	December 31,
	2023	2022
Total assets:
Engineered Steel Pressure Pipe	$307,856	$307,924
Precast Infrastructure and Engineered Systems	255,904	256,520
	563,760	564,444
Corporate	34,121	36,896
Total	$597,881	$601,340

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2023:
Allowance for doubtful accounts	$369	$189	$(437)	$121
Valuation allowance for deferred income tax assets	6,051	696	(106)	6,641

Year Ended December 31, 2022:
Allowance for doubtful accounts	$503	$442	$(576)	$369
Valuation allowance for deferred income tax assets	5,899	254	(102)	6,051

Year Ended December 31, 2021:
Allowance for doubtful accounts	$767	$653	$(917)	$503
Valuation allowance for deferred income tax assets	6,228	-	(329)	5,899

S- 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March 2024.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of March 2024.

Signature	Title

/S/ RICHARD A. ROMAN	Director and Chairman of the Board
Richard A. Roman

/S/ SCOTT MONTROSS	Director, President, and Chief Executive Officer
Scott Montross	(principal executive officer)

/S/ AARON WILKINS	Senior Vice President, Chief Financial Officer, and Corporate Secretary
Aaron Wilkins	(principal financial and accounting officer)

/S/ MICHAEL C. FRANSON	Director
Michael C. Franson

/S/ AMANDA L. JULIAN	Director
Amanda L. Julian

/S/ KEITH R. LARSON	Director
Keith R. Larson

/S/ IRMA LOCKRIDGE	Director
Irma Lockridge

/S/ JOHN T. PASCHAL	Director
John T. Paschal