Form 10-Q
period 2024-03-31
NORTHWEST PIPE CO
filed 2024-05-02
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2024 was 9,915,489 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

PartI– FINANCIAL INFORMATION

Item1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Net sales	$113,215	$99,097
Cost of sales	93,081	82,520
Gross profit	20,134	16,577
Selling, general, and administrative expense	11,444	11,866
Operating income	8,690	4,711
Other income (expense)	7	(29)
Interest expense	(1,474)	(1,369)
Income before income taxes	7,223	3,313
Income tax expense	1,985	951
Net income	$5,238	$2,362

Net income per share:
Basic	$0.53	$0.24
Diluted	$0.52	$0.23

Shares used in per share calculations:
Basic	9,916	9,940
Diluted	10,045	10,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$5,238	$2,362

Other comprehensive income (loss), net of tax:
Pension liability adjustment	21	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges	10	22
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	24	(178)
Other comprehensive income (loss), net of tax	55	(127)

Comprehensive income	$5,293	$2,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,262	$4,068
Trade and other receivables, net of allowance of $159 and $121	52,396	47,645
Contract assets	135,715	120,516
Inventories	96,481	91,229
Prepaid expenses and other	7,840	9,026
Total current assets	296,694	272,484
Property and equipment, less accumulated depreciation and amortization of $129,510 and $126,359	145,323	143,955
Operating lease right-of-use assets	86,978	88,155
Goodwill	55,504	55,504
Intangible assets, net	30,066	31,074
Other assets	6,735	6,709
Total assets	$621,300	$597,881

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	26,365	31,142
Accrued liabilities	22,489	27,913
Contract liabilities	18,596	21,450
Current portion of operating lease liabilities	5,067	4,933
Total current liabilities	83,273	96,194
Borrowings on line of credit	89,863	54,485
Operating lease liabilities	84,211	85,283
Deferred income taxes	10,863	10,942
Other long-term liabilities	10,476	10,617
Total liabilities	278,686	257,521

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,872,897 and 9,985,580 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	99	100
Additional paid-in-capital	126,057	129,095
Retained earnings	217,363	212,125
Accumulated other comprehensive loss	(905)	(960)
Total stockholders’ equity	342,614	340,360
Total liabilities and stockholders’ equity	$621,300	$597,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360
Net income	-	-	-	5,238	-	5,238
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	21	21
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $11	-	-	-	-	10	10
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $8	-	-	-	-	24	24
Issuance of common stock under stock compensation plans, net of tax withholdings	14,692	-	(320)	-	-	(320)
Repurchase of common stock	(127,375)	(1)	(3,743)	-	-	(3,744)
Share-based compensation expense	-	-	1,025	-	-	1,025
Balances, March 31, 2024	9,872,897	$99	$126,057	$217,363	$(905)	$342,614

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	2,362	-	2,362
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $5	-	-	-	-	22	22
Unrealized loss on interest rate swap designated as cash flow hedge, net of tax benefit of $58	-	-	-	-	(178)	(178)
Issuance of common stock under stock compensation plans, net of tax withholdings	70,932	1	(423)	-	-	(422)
Share-based compensation expense	-	-	990	-	-	990
Balances, March 31, 2023	9,998,292	$100	$128,478	$193,415	$(916)	$321,077

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,238	$2,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	3,405	2,799
Amortization of intangible assets	1,008	1,061
Deferred income taxes	(80)	635
Share-based compensation expense	1,025	990
Other, net	159	473
Changes in operating assets and liabilities:
Trade and other receivables	(4,965)	11,026
Contract assets, net	(18,054)	13,775
Inventories	(5,252)	59
Prepaid expenses and other assets	2,616	2,359
Accounts payable	(4,777)	(1,518)
Accrued and other liabilities	(6,412)	(7,739)
Net cash provided by (used in) operating activities	(26,089)	26,282

Cash flows from investing activities:
Purchases of property and equipment	(4,570)	(4,382)
Other investing activities	48	-
Net cash used in investing activities	(4,522)	(4,382)

Cash flows from financing activities:
Borrowings on line of credit	64,664	34,602
Repayments on line of credit	(29,286)	(55,682)
Payments on finance lease obligations	(381)	(145)
Tax withholdings related to net share settlements of equity awards	(320)	(422)
Repurchase of common stock	(3,872)	-
Net cash provided by (used in) financing activities	30,805	(21,647)
Change in cash and cash equivalents	194	253
Cash and cash equivalents, beginning of period	4,068	3,681
Cash and cash equivalents, end of period	$4,262	$3,934

Noncash investing and financing activities:
Accrued property and equipment purchases	$783	$750
Right-of-use assets obtained in exchange for operating lease liabilities	303	-
Right-of-use assets obtained in exchange for finance lease liabilities	233	394

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker, its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 12, “Segment Information” for detailed descriptions of these segments.

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

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2023 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023 (“2023 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2023 Form 10‑K.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2024.

2.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Raw materials	$71,801	$68,110
Work-in-process	9,084	8,912
Finished goods	13,274	11,911
Supplies	2,322	2,296
Total inventories	$96,481	$91,229

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2024
Financial assets:
Deferred compensation plan	$3,960	$3,485	$475	$-
Foreign currency forward contracts	14	-	14	-
Interest rate swaps	358	-	358	-
Total financial assets	$4,332	$3,485	$847	$-

As of December 31, 2023
Financial assets:
Deferred compensation plan	$3,912	$3,391	$521	-
Foreign currency forward contracts	42	-	42	-
Interest rate swaps	326	-	326	-
Total financial assets	$4,280	$3,391	$889	$-

Financial liabilities:
Foreign currency forward contracts	$(115)	$-	$(115)	$-

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

As of March 31, 2024, the total notional amount of the foreign currency forward contracts was $4.9 million (CAD$6.6 million) and $1.1 million (EUR€1.1 million), which included $4.8 million (CAD$6.4 million) and $1.1 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of March 31, 2024, the Company’s foreign currency forward contracts mature at various dates through April 2025 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt, and are designated as cash flow hedges. For one cash flow hedge, the Company receives floating interest payments monthly based on Secured Overnight Finance Rate (“SOFR”) and pays a fixed rate of 1.941% to the counterparty on the total notional amount of $1.7 million and $6.7 million as of March 31, 2024 and December 31, 2023, respectively, which amortizes ratably on a monthly basis to zero by the April 2024 maturity date. For a second cash flow hedge, beginning April 3, 2023, the Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $12.3 million and $13.0 million as of March 31, 2024 and December 31, 2023, respectively, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended March 31,
	2024	2023
Foreign currency forward contracts:
Net sales	$100	$(282)
Property and equipment	-	(87)

Interest rate swaps:
Interest expense	120	158
Total	$220	$(211)

As of March 31, 2024, unrealized pretax gains (losses) on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.4 million, of which approximately $0 and $0.2 million are expected to be reclassified to Net sales and Interest expense, respectively, within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 10, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

5.	Stockholders’ Equity

Share Repurchase Program

On November 2, 2023, the Company announced its authorization of a share repurchase program of up to $30 million of its outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions administered by its broker, D.A. Davidson Companies. At this time, the Company has elected to limit its share repurchase transactions to only those under the Rule 10b5‑1 trading plan it executed in November 2023, which designates up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock.

During the three months ended March 31, 2024, the Company repurchased approximately 127,000 shares of the Company’s common stock for an aggregate amount of $3.7 million. There were no share repurchases authorized during the three months ended March 31, 2023. All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares. As of March 31, 2024, $25.4 million of the share repurchase authorization remained available for repurchases under this program.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2024	2023

Cost of sales	$352	$275
Selling, general, and administrative expense	673	715
Total	$1,025	$990

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2023	226,391	$29.66
RSUs and PSAs granted	120,143	34.68
RSUs vested	(25,819)	30.35
Unvested RSUs and PSAs as of March 31, 2024	320,715	31.49

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

The unvested balance of RSUs and PSAs as of March 31, 2024 includes approximately 260,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of March 31, 2024, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $6.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Commitments

As of March 31, 2024, the Company’s commitments include approximately $1.1 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill for which the Company has not yet received the equipment and approximately $4.6 million remaining relating to the construction of a building for the new mill at the Company’s facility in Salt Lake City, Utah.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of March 31, 2024. The letters of credit relate to workers’ compensation insurance.

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

Net revisions in contract estimates resulted in an increase in SPP net sales of $1.9 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2024	2023

Over time	$80,007	$63,546
Point in time	33,208	35,551
Net sales	$113,215	$99,097

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

The following is a summary of the changes in contract assets (in thousands):

	Three Months Ended March 31,
	2024	2023

Balance, beginning of period	$120,516	$121,778
Revenue recognized in advance of billings	70,640	53,048
Billings	(54,772)	(56,916)
Other	(669)	(1,569)
Balance, end of period	$135,715	$116,341

The following is a summary of the changes in contract liabilities (in thousands):

	Three Months Ended March 31,
	2024	2023

Balance, beginning of period	$21,450	$17,456
Billings	6,512	18,675
Revenue recognized	(9,367)	(10,498)
Other	1	161
Balance, end of period	$18,596	$25,794

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of March 31, 2024, backlog was $255 million. The Company expects to recognize approximately 64% of the remaining performance obligations in 2024, 28% in 2025, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2019.

The Company recorded income tax expense at an estimated effective income tax rate of 27.5% and 28.7% for the three months ended March 31, 2024 and 2023, respectively. The Company’s estimated effective income tax rates for the three months ended March 31, 2024 and 2023 were primarily impacted by non-deductible permanent differences.

10.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2023	$(1,193)	$(13)	$246	$(960)

Other comprehensive income before reclassifications	18	8	115	141
Amounts reclassified from Accumulated other comprehensive loss	3	2	(91)	(86)
Net current period other comprehensive income	21	10	24	55

Balances, March 31, 2024	$(1,172)	$(3)	$270	$(905)

	Pension Liability Adjustment	Unrealized Gain on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	26	(10)	(59)	(43)
Amounts reclassified from Accumulated other comprehensive loss	3	32	(119)	(84)
Net current period other comprehensive income (loss)	29	22	(178)	(127)

Balances, March 31, 2023	$(1,503)	$116	$471	$(916)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss		Affected line item in the Condensed Consolidated
Details about Accumulated Other	Three Months Ended March 31,		Statements
Comprehensive Loss Components	2024	2023	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(3)	$(3)	Cost of sales
	(3)	(3)	Net of tax

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	(2)	44	Net sales
Loss on cash flow hedges	-	(87)	Property and equipment
Associated income tax benefit	-	11	Income tax expense
	(2)	(32)	Net of tax

Unrealized gain on interest rate swaps:
Gain on cash flow hedges	120	158	Interest expense
Associated income tax expense	(29)	(39)	Income tax expense
	91	119	Net of tax

Total reclassifications for the period	$86	$84

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023

Net income	$5,238	$2,362

Basic weighted-average common shares outstanding	9,916	9,940
Effect of potentially dilutive common shares (1)	129	147
Diluted weighted-average common shares outstanding	10,045	10,087

Net income per common share:
Basic	$0.53	$0.24
Diluted	$0.52	$0.23

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 6,000 for the three months ended March 31, 2024. There were no antidilutive shares for the three months ended March 31, 2023.

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales:
Engineered Steel Pressure Pipe	$80,007	$63,546
Precast Infrastructure and Engineered Systems	33,208	35,551
Total net sales	$113,215	$99,097

Gross profit:
Engineered Steel Pressure Pipe	$14,242	$7,782
Precast Infrastructure and Engineered Systems	5,892	8,795
Total gross profit	$20,134	$16,577

13.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2023 Form 10‑K, except for the following.

Accounting Changes

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023‑01 “Leases (Topic 842): Common Control Arrangements” (“ASU 2023‑01”) which requires leasehold improvements associated with common control leases be (1) amortized by the lessee over the useful life of the leasehold improvements to the common control group as long as the lessee controls the use of the underlying asset through a lease and (2) accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company adopted ASU 2023‑01 on January 1, 2024 and the impact was not material to its financial position, results of operations, or cash flows.

Recent Accounting Standards

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

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024 (“2024 Q1 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs and duties imposed on imports and exports and related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing market;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate future acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in areas such as Ukraine and Israel, and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2023 (“2023 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2024 Q1 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q1 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.3 million in March 2024 and 1.5 million in December 2023, and the population of the United States is expected to increase by approximately 2 million people in 2024. While these two indicators point to a strong housing market, particularly in Texas and Utah which are two of the five fastest growing markets in the United States according to the November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 and the states in which our Precast manufacturing facilities are located, the current elevated federal funds rate could continue to temper demand for our precast products.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50 year build-out plans. Even though we experienced a relatively modest level of project bidding in 2023, our backlog for SPP has remained elevated, and long-term demand for water infrastructure projects in the United States appears strong. Additionally, while our SPP business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the Bipartisan Infrastructure Deal (“IIJA”) and the Inflation Reduction Act. According to the February 2024 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q1 2024, approximately $1 billion earmarked under the IIJA has currently been outlaid by the Federal Government to date, leaving most of the $55 billion spending package still to be appropriated; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 35% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $997 per ton in the first three months of 2024, as compared to annual averages of $994 per ton in 2023 and $1,174 per ton in 2022.

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

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$80,007	70.7%	$63,546	64.1%
Precast Infrastructure and Engineered Systems	33,208	29.3	35,551	35.9
Total net sales	113,215	100.0	99,097	100.0
Cost of sales:
Engineered Steel Pressure Pipe	65,765	58.1	55,764	56.3
Precast Infrastructure and Engineered Systems	27,316	24.1	26,756	27.0
Total cost of sales	93,081	82.2	82,520	83.3
Gross profit:
Engineered Steel Pressure Pipe	14,242	12.6	7,782	7.8
Precast Infrastructure and Engineered Systems	5,892	5.2	8,795	8.9
Total gross profit	20,134	17.8	16,577	16.7
Selling, general, and administrative expense	11,444	10.1	11,866	11.9
Operating income	8,690	7.7	4,711	4.8
Other income (expense)	7	-	(29)	-
Interest expense	(1,474)	(1.3)	(1,369)	(1.5)
Income before income taxes	7,223	6.4	3,313	3.3
Income tax expense	1,985	1.8	951	0.9
Net income	$5,238	4.6%	$2,362	2.4%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net sales. Net sales increased 14.2% to $113.2 million in the first quarter of 2024 compared to $99.1 million in the first quarter of 2023.

SPP net sales increased 25.9% to $80.0 million in the first quarter of 2024 compared to $63.5 million in the first quarter of 2023 driven by a 54% increase in tons produced resulting primarily from changes in project timing, partially offset by an 18% decrease in selling price per ton primarily due to product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales decreased 6.6% to $33.2 million in the first quarter of 2024 compared to $35.6 million in the first quarter of 2023, despite a 23% increase in volume shipped, due to a 24% decrease in selling prices driven by changes in product mix.

Gross profit. Gross profit increased 21.5% to $20.1 million (17.8% of net sales) in the first quarter of 2024 compared to $16.6 million (16.7% of net sales) in the first quarter of 2023.

SPP gross profit increased 83.0% to $14.2 million (17.8% of SPP net sales) in the first quarter of 2024 compared to $7.8 million (12.2% of SPP net sales) in the first quarter of 2023 primarily due to increased volume and changes in product mix.

Precast gross profit decreased 33.0% to $5.9 million (17.7% of Precast net sales) in the first quarter of 2024 compared to $8.8 million (24.7% of Precast net sales) in the first quarter of 2023 primarily due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 3.6% to $11.4 million (10.1% of net sales) in the first quarter of 2024 compared to $11.9 million (11.9% of net sales) in the first quarter of 2023 primarily due to $0.5 million in lower incentive compensation expense.

Income taxes. Income tax expense was $2.0 million in the first quarter of 2024 (an effective income tax rate of 27.5%) compared to $1.0 million in the first quarter of 2023 (an effective income tax rate of 28.7%). The estimated effective income tax rates for the first quarter of 2024 of 2023 were primarily impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the three months ended March 31, 2024 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2024 Q1 Form 10‑Q, and are further discussed below.

As of March 31, 2024, our working capital (current assets minus current liabilities) was $213.4 million compared to $176.3 million as of December 31, 2023. Cash and cash equivalents totaled $4.3 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024, we had $89.9 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $89.3 million of operating lease liabilities, and $7.3 million of finance lease liabilities. As of December 31, 2023, we had $54.5 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $90.2 million of operating lease liabilities, and $7.5 million of finance lease liabilities. The increase in our revolving loan borrowings was primarily due to increased production and temporary changes in SPP working capital needs.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was ($26.1) million in the first three months of 2024 compared to $26.3 million in the first three months of 2023. Net income, adjusted for non-cash items, provided $10.8 million of operating cash flow in the first three months of 2024 compared to $8.3 million of operating cash flow in the first three months of 2023. The net change in working capital provided (used) ($36.8) million of operating cash flow in the first three months of 2024 compared to $18.0 million of operating cash flow in the first three months of 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $4.5 million in the first three months of 2024 compared to $4.4 million in the first three months of 2023. Capital expenditures were $4.6 million in the first three months of 2024 compared to $4.4 million in the first three months of 2023, which includes $0.5 million in the first three months of 2024 and $1.9 million in the first three months of 2023 of investment in our new reinforced concrete pipe mill, $0.5 million in the first three months of 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2024 to be approximately $19 million to $22 million, which includes approximately $2 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, approximately $5 million for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $30.8 million in the first three months of 2024 compared to ($21.6) million in the first three months of 2023. Net borrowings (repayments) on the line of credit were $35.4 million in the first three months of 2024 compared to ($21.1) million in the first three months of 2023. Repurchases of common stock were $3.9 million in the first three months of 2024.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2024 Q1 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. At this time, we have elected to limit our share repurchase transactions to only those under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considers our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designates up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of our common stock. We expect to consider share repurchase strategies beyond the current Rule 10b5‑1 trading plan at a future date. For a summary of shares repurchased during the first quarter of 2024, see Part II — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2024 Q1 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of March 31, 2024 under the Amended Credit Agreement, we had $89.9 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $34 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of March 31, 2024, the weighted-average interest rate for outstanding borrowings was 7.41%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of March 31, 2024 relate to workers’ compensation insurance. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of March 31, 2024, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. As of March 31, 2024, the outstanding balance of the IFA was $10.8 million, which was classified as a current liability since there was not a firm commitment for long-term debt financing. The IFA bears interest at the SOFR Average plus 2.00%. As of March 31, 2024, the weighted-average interest rate for outstanding borrowings was 7.07%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires us to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and to maintain a minimum consolidated EBITDA (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. We were in compliance with our financial covenants as of March 31, 2024, and expect to continue to be in compliance in the near term.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q1 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2024 Q1 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024 as compared to the critical accounting estimates disclosed in our 2023 Form 10‑K.

Item3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with commodity prices, interest rates, and foreign currency exchange rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10‑K.

Item4. Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PartII– OTHER INFORMATION

Item1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q1 Form 10‑Q.

Item1A. Risk Factors

In addition to the other information set forth in this 2024 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2023 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. At this time, we have elected to limit our share repurchase transactions to only those under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considers our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designates up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of our common stock. We expect to consider share repurchase strategies beyond the current Rule 10b5‑1 trading plan at a future date.

The following table provides information relating to our repurchase of common stock during the three months ended March 31, 2024 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2024 to January 31, 2024	58,774	$29.19	58,774	$27,448,886
February 1, 2024 to February 29, 2024	61,274	29.51	61,274	25,640,430
March 1, 2024 to March 31, 2024	7,327	29.98	7,327	25,420,733
Total	127,375	29.39	127,375

Item5. Other Information

None of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement during the three months ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S‑K.

Item6. Exhibits

(a) The exhibits filed as part of this 2024 Q1 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2024*

10.2	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2024*

10.3	Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Eric Stokes

10.4	Change in Control Agreement dated December 9, 2021 between Northwest Pipe Company and Michael Wray

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2024

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)