Form 10-Q
period 2024-06-30
NORTHWEST PIPE CO
filed 2024-08-01
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of July 23, 2024 was 9,918,711 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

PartI– FINANCIAL INFORMATION

Item1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$129,505	$116,372	$242,720	$215,469
Cost of sales	103,691	93,891	196,772	176,411
Gross profit	25,814	22,481	45,948	39,058
Selling, general, and administrative expense	12,195	11,016	23,639	22,882
Operating income	13,619	11,465	22,309	16,176
Other expense	(228)	(134)	(221)	(163)
Interest expense	(1,823)	(1,191)	(3,297)	(2,560)
Income before income taxes	11,568	10,140	18,791	13,453
Income tax expense	2,949	2,692	4,934	3,643
Net income	$8,619	$7,448	$13,857	$9,810

Net income per share:
Basic	$0.87	$0.74	$1.40	$0.98
Diluted	$0.86	$0.74	$1.38	$0.97

Shares used in per share calculations:
Basic	9,912	10,000	9,914	9,970
Diluted	9,995	10,066	10,025	10,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$8,619	$7,448	$13,857	$9,810

Other comprehensive income (loss), net of tax:
Pension liability adjustment	23	30	44	59
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	3	(123)	13	(101)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(39)	85	(15)	(93)
Other comprehensive income (loss), net of tax	(13)	(8)	42	(135)

Comprehensive income	$8,606	$7,440	$13,899	$9,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,528	$4,068
Trade and other receivables, net of allowance of $246 and $121	70,933	47,645
Contract assets	139,481	120,516
Inventories	87,732	91,229
Prepaid expenses and other	5,274	9,026
Total current assets	307,948	272,484
Property and equipment, less accumulated depreciation and amortization of $132,964 and $126,359	147,351	143,955
Operating lease right-of-use assets	85,491	88,155
Goodwill	55,504	55,504
Intangible assets, net	29,058	31,074
Other assets	6,393	6,709
Total assets	$631,745	$597,881

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	24,508	31,142
Accrued liabilities	23,234	27,913
Contract liabilities	37,105	21,450
Current portion of operating lease liabilities	5,108	4,933
Total current liabilities	100,711	96,194
Borrowings on line of credit	75,923	54,485
Operating lease liabilities	82,919	85,283
Deferred income taxes	11,159	10,942
Other long-term liabilities	9,850	10,617
Total liabilities	280,562	257,521

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,918,711 and 9,985,580 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	99	100
Additional paid-in-capital	126,020	129,095
Retained earnings	225,982	212,125
Accumulated other comprehensive loss	(918)	(960)
Total stockholders’ equity	351,183	340,360
Total liabilities and stockholders’ equity	$631,745	$597,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2024	9,872,897	$99	$126,057	$217,363	$(905)	$342,614
Net income	-	-	-	8,619	-	8,619
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	23	23
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $1	-	-	-	-	3	3
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $13	-	-	-	-	(39)	(39)
Issuance of common stock under stock compensation plans, net of tax withholdings	63,329	-	(1,129)	-	-	(1,129)
Repurchase of common stock	(17,515)	-	(557)	-	-	(557)
Share-based compensation expense	-	-	1,649	-	-	1,649
Balances, June 30, 2024	9,918,711	$99	$126,020	$225,982	$(918)	$351,183

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2023	9,998,292	$100	$128,478	$193,415	$(916)	$321,077
Net income	-	-	-	7,448	-	7,448
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	30	30
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $40	-	-	-	-	(123)	(123)
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $24	-	-	-	-	85	85
Issuance of common stock under stock compensation plans, net of tax withholdings	15,904	-	(1,230)	-	-	(1,230)
Share-based compensation expense	-	-	1,314	-	-	1,314
Balances, June 30, 2023	10,014,196	$100	$128,562	$200,863	$(924)	$328,601

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360
Net income	-	-	-	13,857	-	13,857
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	44	44
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $12	-	-	-	-	13	13
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $5	-	-	-	-	(15)	(15)
Issuance of common stock under stock compensation plans, net of tax withholdings	78,021	-	(1,449)	-	-	(1,449)
Repurchase of common stock	(144,890)	(1)	(4,300)	-	-	(4,301)
Share-based compensation expense	-	-	2,674	-	-	2,674
Balances, June 30, 2024	9,918,711	$99	$126,020	$225,982	$(918)	$351,183

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	9,810	-	9,810
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	59	59
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $35	-	-	-	-	(101)	(101)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $34	-	-	-	-	(93)	(93)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Share-based compensation expense	-	-	2,304	-	-	2,304
Balances, June 30, 2023	10,014,196	$100	$128,562	$200,863	$(924)	$328,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$13,857	$9,810
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	7,106	5,642
Amortization of intangible assets	2,016	2,104
Deferred income taxes	227	417
Share-based compensation expense	2,674	2,304
Other, net	360	1,325
Changes in operating assets and liabilities:
Trade and other receivables	(23,653)	7,911
Contract assets, net	(3,311)	8,953
Inventories	3,497	(13,550)
Prepaid expenses and other assets	6,942	7,573
Accounts payable	(6,316)	(5)
Accrued and other liabilities	(7,214)	(5,005)
Net cash provided by (used in) operating activities	(3,815)	27,479

Cash flows from investing activities:
Purchases of property and equipment	(10,634)	(8,414)
Payment of working capital adjustment in acquisition of business	-	(2,731)
Other investing activities	61	9
Net cash used in investing activities	(10,573)	(11,136)

Cash flows from financing activities:
Borrowings on line of credit	105,324	72,912
Repayments on line of credit	(83,886)	(86,539)
Payments on finance lease obligations	(712)	(311)
Tax withholdings related to net share settlements of equity awards	(1,449)	(1,652)
Repurchase of common stock	(4,429)	-
Other financing activities	-	(282)
Net cash provided by (used in) financing activities	14,848	(15,872)
Change in cash and cash equivalents	460	471
Cash and cash equivalents, beginning of period	4,068	3,681
Cash and cash equivalents, end of period	$4,528	$4,152

Noncash investing and financing activities:
Accrued property and equipment purchases	$466	$1,072
Right-of-use assets obtained in exchange for finance lease liabilities	233	2,112
Right-of-use assets obtained in exchange for operating lease liabilities	303	952

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2024.

2.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023

Raw materials	$63,511	$68,110
Work-in-process	9,373	8,912
Finished goods	12,532	11,911
Supplies	2,316	2,296
Total inventories	$87,732	$91,229

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2024
Financial assets:
Deferred compensation plan	$3,660	$3,177	$483	$-
Foreign currency forward contracts	18	-	18	-
Interest rate swaps	331	-	331	-
Total financial assets	$4,009	$3,177	$832	$-

Financial liabilities:
Foreign currency forward contracts	$(1)	$-	$(1)	$-
Interest rate swaps	(25)	-	(25)	-
Total financial liabilities	$(26)	$-	$(26)	$-

As of December 31, 2023
Financial assets:
Deferred compensation plan	$3,912	$3,391	$521	-
Foreign currency forward contracts	42	-	42	-
Interest rate swaps	326	-	326	-
Total financial assets	$4,280	$3,391	$889	$-

Financial liabilities:
Foreign currency forward contracts	$(115)	$-	$(115)	$-

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

As of June 30, 2024, the total notional amount of the foreign currency forward contracts was $2.5 million (CAD$3.4 million) and $1.1 million (EUR€1.1 million), none of which were designated as cash flow hedges. As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of June 30, 2024, the Company’s foreign currency forward contracts mature at various dates through April 2025 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt and are designated as cash flow hedges. For one cash flow hedge, the Company received floating interest payments monthly based on Secured Overnight Finance Rate (“SOFR”) and paid a fixed rate of 1.941% to the counterparty on the total notional amount of $6.7 million as of December 31, 2023, which amortized ratably on a monthly basis to zero by the April 2024 maturity date. For a second cash flow hedge, beginning April 3, 2023, the Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $11.5 million and $13.0 million as of June 30, 2024 and December 31, 2023, respectively, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date. For a third cash flow hedge, beginning June 30, 2024, the Company receives floating interest payments monthly based on SOFR and pays a fixed rate of 5.10% to the counterparty on the total notional amount of $40.0 million as of June 30, 2024, which amortizes ratably on a monthly basis to $20 million by December 2024, and matures in June 2025.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency forward contracts:
Net sales	$11	$(396)	$111	$(678)
Property and equipment	-	-	-	(87)

Interest rate swaps:
Interest expense	77	194	197	352
Total	$88	$(202)	$308	$(413)

As of June 30, 2024, unrealized pretax gains (losses) on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.3 million, of which $0.2 million is expected to be reclassified to Interest expense within the next twelve months as a result of underlying hedged transactions also being recorded in these line items. See Note 10, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

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

During the three and six months ended June 30, 2024, the Company repurchased approximately 18,000 shares and 145,000 shares, respectively, of the Company’s common stock for an aggregate amount of $0.6 million and $4.3 million, respectively. There were no share repurchases authorized during the three and six months ended June 30, 2023. All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares. As of June 30, 2024, $24.9 million of the share repurchase authorization remained available for repurchases under this program.

6.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2022 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share awards (“PSAs”). In addition, the Company had one inactive stock incentive plan, the 2007 Stock Incentive Plan, under which previously granted awards vested on April 1, 2024.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Cost of sales	$363	$266	$715	$541
Selling, general, and administrative expense	1,286	1,048	1,959	1,763
Total	$1,649	$1,314	$2,674	$2,304

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2023	226,391	$29.66
RSUs and PSAs granted	120,143	34.68
Unvested RSUs and PSAs canceled	(3,197)	29.15
RSUs and PSAs vested (2)	(103,266)	30.35
Unvested RSUs and PSAs as of June 30, 2024	240,071	31.89

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on April 1, 2024, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 123% for the 2021-2023 performance period, 110% for the 2022-2023 performance period, and 90% for the 2023 performance period.

The unvested balance of RSUs and PSAs as of June 30, 2024 includes approximately 180,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of June 30, 2024, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $6.1 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

For the six months ended June 30, 2024 and 2023, stock awards of 14,424 shares and 15,904 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $33.27 in 2024 and $29.51 in 2023.

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

Commitments

As of June 30, 2024, the Company’s commitments include approximately $1.1 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill for which the Company has not yet received the equipment and approximately $3.1 million remaining relating to the construction of a building for the new mill at the Company’s facility in Salt Lake City, Utah.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of June 30, 2024. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

Net revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $0.4 million and $2.3 million for the three and six months ended June 30, 2024, respectively and ($0.4) million and approximately $0 for the three and six months ended June 30, 2023, respectively.

Precast revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers which is generally at the time of shipment, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. All variable consideration that may affect the total transaction price, including contractual discounts, returns, and credits, is included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management’s judgment. The Company’s contracts do not contain significant financing.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Over time	$89,523	$77,255	$169,530	$140,801
Point in time	39,982	39,117	73,190	74,668
Net sales	$129,505	$116,372	$242,720	$215,469

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

The following is a summary of the changes in contract assets (in thousands):

	Six Months Ended June 30,
	2024	2023

Balance, beginning of period	$120,516	$121,778
Revenue recognized in advance of billings	156,976	126,071
Billings	(139,827)	(124,451)
Other	1,816	(1,039)
Balance, end of period	$139,481	$122,359

The following is a summary of the changes in contract liabilities (in thousands):

	Six Months Ended June 30,
	2024	2023

Balance, beginning of period	$21,450	$17,456
Billings	28,214	24,098
Revenue recognized	(12,554)	(14,730)
Other	(5)	166
Balance, end of period	$37,105	$26,990

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of June 30, 2024, backlog was $282 million. The Company expects to recognize approximately 50% of the remaining performance obligations in 2024, 34% in 2025, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2019.

The Company recorded income tax expense at an estimated effective income tax rate of 25.5% and 26.3% for the three and six months ended June 30, 2024, respectively and 26.5% and 27.1% for the three and six months ended June 30, 2023, respectively. The Company’s estimated effective income tax rates for the three and six months ended June 30, 2024 and 2023 were primarily impacted by non-deductible permanent differences.

10.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2023	$(1,193)	$(13)	$246	$(960)

Other comprehensive income before reclassifications	38	11	134	183
Amounts reclassified from Accumulated other comprehensive loss	6	2	(149)	(141)
Net current period other comprehensive income (loss)	44	13	(15)	42

Balances, June 30, 2024	$(1,149)	$-	$231	$(918)

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	53	(109)	173	117
Amounts reclassified from Accumulated other comprehensive loss	6	8	(266)	(252)
Net current period other comprehensive income (loss)	59	(101)	(93)	(135)

Balances, June 30, 2023	$(1,473)	$(7)	$556	$(924)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from				Affected line item in the Condensed
Details about Accumulated	Accumulated Other Comprehensive Loss				Consolidated
Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statements
Components	2024	2023	2024	2023	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(3)	$(3)	$(6)	$(6)	Cost of sales
	(3)	(3)	(6)	(6)	Net of tax

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	(1)	33	(3)	77	Net sales
Loss on cash flow hedges	-	-	-	(87)	Property and equipment
Associated income tax (expense) benefit	1	(9)	1	2	Income tax expense
	-	24	(2)	(8)	Net of tax

Unrealized gain on interest rate swaps:
Gain on cash flow hedges	77	194	197	352	Interest expense
Associated income tax expense	(19)	(47)	(48)	(86)	Income tax expense
	58	147	149	266	Net of tax

Total reclassifications for the period	$55	$168	$141	$252

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$8,619	$7,448	$13,857	$9,810

Basic weighted-average common shares outstanding	9,912	10,000	9,914	9,970
Effect of potentially dilutive common shares (1)	83	66	111	111
Diluted weighted-average common shares outstanding	9,995	10,066	10,025	10,081

Net income per common share:
Basic	$0.87	$0.74	$1.40	$0.98
Diluted	$0.86	$0.74	$1.38	$0.97

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 15,700 for the six months ended June 30, 2024. There were no antidilutive shares for the three months ended June 30, 2024 and the three and six months ended June 30, 2023.

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Engineered Steel Pressure Pipe	$89,523	$77,255	$169,530	$140,801
Precast Infrastructure and Engineered Systems	39,982	39,117	73,190	74,668
Total net sales	$129,505	$116,372	$242,720	$215,469

Gross profit:
Engineered Steel Pressure Pipe	$16,981	$12,571	$31,223	$20,353
Precast Infrastructure and Engineered Systems	8,833	9,910	14,725	18,705
Total gross profit	$25,814	$22,481	$45,948	$39,058

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023‑07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023‑07”) which requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses, on an annual and interim basis for all public entities. ASU 2023‑07 will be applied retrospectively, and will be effective for the Company’s 2024 annual reporting, and for interim periods beginning in 2025, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023‑09”) which improves the transparency, effectiveness, and comparability of income tax disclosures and allows investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operation opportunities affect its income tax rate and prospects for future cash flows. ASU 2023‑09 should be applied on a prospective basis, and will be effective for the Company’s 2025 annual reporting, with early adoption permitted. The Company is currently assessing the impact of ASU 2023‑09 on its disclosures in the notes to the consolidated financial statements. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2024 (“2024 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs and duties imposed on imports and exports and related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing market;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate future acquisitions into our business and operations and achieve significant administrative and operational cost synergies and accretion to financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	ongoing military conflicts in areas such as Ukraine and Israel, and related consequences;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	uncertainty around the outcome of political elections;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2023 (“2023 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2024 Q2 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q2 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in June 2024 and 1.5 million in December 2023, and the population of the United States is expected to increase by approximately 2 million people in 2024. While these two indicators point to a strong housing market, particularly in Texas and Utah which are two of the five fastest growing markets in the United States according to the November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 and the states in which our Precast manufacturing facilities are located, the current elevated federal funds rate could continue to temper demand for our precast products.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. Even though we experienced a relatively modest level of project bidding in 2023, our backlog for SPP has remained elevated, and long-term demand for water infrastructure projects in the United States appears strong. Additionally, while our SPP business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the Bipartisan Infrastructure Deal (“IIJA”) and the Inflation Reduction Act. According to the February 2024 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q1 2024, approximately $1 billion earmarked under the IIJA has currently been outlaid by the Federal Government to date, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 35% of our SPP projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $964 per ton in the first six months of 2024, as compared to annual averages of $994 per ton in 2023 and $1,174 per ton in 2022.

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

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$89,523	69.1%	$77,255	66.4%
Precast Infrastructure and Engineered Systems	39,982	30.9	39,117	33.6
Total net sales	129,505	100.0	116,372	100.0
Cost of sales:
Engineered Steel Pressure Pipe	72,542	56.0	64,684	55.6
Precast Infrastructure and Engineered Systems	31,149	24.1	29,207	25.1
Total cost of sales	103,691	80.1	93,891	80.7
Gross profit:
Engineered Steel Pressure Pipe	16,981	13.1	12,571	10.8
Precast Infrastructure and Engineered Systems	8,833	6.8	9,910	8.5
Total gross profit	25,814	19.9	22,481	19.3
Selling, general, and administrative expense	12,195	9.4	11,016	9.4
Operating income	13,619	10.5	11,465	9.9
Other expense	(228)	(0.2)	(134)	(0.1)
Interest expense	(1,823)	(1.4)	(1,191)	(1.1)
Income before income taxes	11,568	8.9	10,140	8.7
Income tax expense	2,949	2.2	2,692	2.3
Net income	$8,619	6.7%	$7,448	6.4%

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$169,530	69.8%	$140,801	65.3%
Precast Infrastructure and Engineered Systems	73,190	30.2	74,668	34.7
Total net sales	242,720	100.0	215,469	100.0
Cost of sales:
Engineered Steel Pressure Pipe	138,307	57.0	120,448	55.9
Precast Infrastructure and Engineered Systems	58,465	24.1	55,963	26.0
Total cost of sales	196,772	81.1	176,411	81.9
Gross profit:
Engineered Steel Pressure Pipe	31,223	12.8	20,353	9.4
Precast Infrastructure and Engineered Systems	14,725	6.1	18,705	8.7
Total gross profit	45,948	18.9	39,058	18.1
Selling, general, and administrative expense	23,639	9.7	22,882	10.6
Operating income	22,309	9.2	16,176	7.5
Other expense	(221)	(0.1)	(163)	(0.1)
Interest expense	(3,297)	(1.4)	(2,560)	(1.2)
Income before income taxes	18,791	7.7	13,453	6.2
Income tax expense	4,934	2.0	3,643	1.6
Net income	$13,857	5.7%	$9,810	4.6%

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Net sales. Net sales increased 11.3% to $129.5 million in the second quarter of 2024 compared to $116.4 million in the second quarter of 2023 and increased 12.6% to $242.7 million in the first six months of 2024 compared to $215.5 million in the first six months of 2023.

SPP net sales were $89.5 million in the second quarter of 2024 compared to $77.3 million in the second quarter of 2023 and $169.5 million in the first six months of 2024 compared to $140.8 million in the first six months of 2023. The 15.9% increase in the second quarter of 2024 compared to the second quarter of 2023 was driven by a 56% increase in tons produced resulting from an improved bidding environment coupled with changes in project timing, partially offset by a 26% decrease in selling price per ton due to a combination of lower raw materials costs and product mix. The 20.4% increase in the first six months of 2024 compared to the first six months of 2023 was driven by a 55% increase in tons produced resulting primarily from changes in project timing, partially offset by a 22% decrease in selling price per ton due to a combination of lower raw materials costs and product mix. Bidding activity, backlog, and production levels may vary significantly from period to period affecting sales volumes.

Precast net sales were $40.0 million in the second quarter of 2024 compared to $39.1 million in the second quarter of 2023 and $73.2 million in the first six months of 2024 compared to $74.7 million in the first six months of 2023. The 2.2%increase in the second quarter of 2024 compared to the second quarter of 2023 was driven by a 30%increase in volume shipped, partially offset by a 22%decrease in selling prices due to changes in product mix. The 2.0%decrease in the first six months of 2024 compared to the first six months of 2023, despite a 27%increase in volume shipped, was driven by a 23%decrease in selling prices due to changes in product mix.

Gross profit. Gross profit increased 14.8% to $25.8 million (19.9% of net sales) in the second quarter of 2024 compared to $22.5 million (19.3% of net sales) in the second quarter of 2023 and increased 17.6% to $45.9 million (18.9% of net sales) in the first six months of 2024 compared to $39.1 million (18.1% of net sales) in the first six months of 2023.

SPP gross profit was $17.0 million (19.0% of SPP net sales) in the second quarter of 2024 compared to $12.6 million (16.3% of SPP net sales) in the second quarter of 2023 and $31.2 million (18.4% of SPP net sales) in the first six months of 2024 compared to $20.4 million (14.5% of SPP net sales) in the first six months of 2023. The 35.1% increase in the second quarter of 2024 compared to the second quarter of 2023 and the 53.4% increase in the first six months of 2024 compared to the first six months of 2023 were primarily due to increased volume and changes in product mix.

Precast gross profit was $8.8 million (22.1% of Precast net sales) in the second quarter of 2024 compared to $9.9 million (25.3% of Precast net sales) in the second quarter of 2023 and $14.7 million (20.1% of Precast net sales) in the first six months of 2024 compared to $18.7 million (25.1% of Precast net sales) in the first six months of 2023. The 10.9% decrease in the second quarter of 2024 compared to the second quarter of 2023 and the 21.3% decrease in the first six months of 2024 compared to the first six months of 2023 were primarily due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 10.7% to $12.2 million (9.4% of net sales) in the second quarter of 2024 compared to $11.0 million (9.4% of net sales) in the second quarter of 2023 and increased 3.3% to $23.6 million (9.7% of net sales) in the first six months of 2024 compared to $22.9 million (10.6% of net sales) in the first six months of 2023. The increase in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to $1.1 million in higher incentive compensation expense. The increase in the first six months of 2024 compared to the first six months of 2023 was primarily due to $0.5 million in higher incentive compensation expense and $0.3 million in higher base compensation and benefits expense.

Income taxes. Income tax expense was $2.9 million in the second quarter of 2024 (an effective income tax rate of 25.5%) compared to $2.7 million in the second quarter of 2023 (an effective income tax rate of 26.5%) and was $4.9 million in the first six months of 2024 (an effective income tax rate of 26.3%) compared to $3.6 million in the first six months of 2023 (an effective income tax rate of 27.1%). The estimated effective income tax rates for the second quarters and the first six months of 2024 and 2023 were primarily impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the six months ended June 30, 2024 and 2023 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2024 Q2 Form 10‑Q, and are further discussed below.

As of June 30, 2024, our working capital (current assets minus current liabilities) was $207.2 million compared to $176.3 million as of December 31, 2023. Cash and cash equivalents totaled $4.5 million and $4.1 million as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024, we had $75.9 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $88.0 million of operating lease liabilities, and $7.0 million of finance lease liabilities. As of December 31, 2023, we had $54.5 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $90.2 million of operating lease liabilities, and $7.5 million of finance lease liabilities. The increase in our revolving loan borrowings was primarily due to increased production and temporary changes in SPP working capital needs.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was ($3.8) million in the first six months of 2024 compared to $27.5 million in the first six months of 2023. Net income, adjusted for non-cash items, provided $26.2 million of operating cash flow in the first six months of 2024 compared to $21.6 million of operating cash flow in the first six months of 2023. The net change in working capital was $30.1 million of operating cash flow that was used in the first six months of 2024 compared to $5.9 million of operating cash flow that was provided in the first six months of 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10.6 million in the first six months of 2024 compared to $11.1 million in the first six months of 2023. Capital expenditures were $10.6 million in the first six months of 2024 compared to $8.4 million in the first six months of 2023, which includes $1.0 million in the first six months of 2024 and $2.5 million in the first six months of 2023 of investment in our new reinforced concrete pipe mill, $2.3 million in the first six months of 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2024 to be approximately $19 million to $22 million, which includes approximately $3 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, approximately $5 million for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. The $2.7 million payment of the working capital adjustment for the 2021 acquisition of Park Environmental Equipment, LLC was made in the second quarter of 2023.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $14.8 million in the first six months of 2024 compared to ($15.9) million in the first six months of 2023. Net borrowings (repayments) on the line of credit were $21.4 million in the first six months of 2024 compared to ($13.6) million in the first six months of 2023. Repurchases of common stock were $4.4 million in the first six months of 2024. No repurchases of common stock were made in the first six months of 2023.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2024 Q2 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. At this time, we have elected to limit our share repurchase transactions to only those under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considers our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designates up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of our common stock. We expect to consider share repurchase strategies beyond the current Rule 10b5‑1 trading plan at a future date. For a summary of shares repurchased during the second quarter of 2024, see Part II — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2024 Q2 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of June 30, 2024 under the Amended Credit Agreement, we had $75.9 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $47 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of June 30, 2024, the weighted-average interest rate for outstanding borrowings was 7.42%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of June 30, 2024 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of June 30, 2024, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. As of June 30, 2024, the outstanding balance of the IFA was $10.8 million, which was classified as a current liability since there was not a firm commitment for long-term debt financing. The IFA bears interest at the SOFR Average plus 2.00%. As of June 30, 2024, the weighted-average interest rate for outstanding borrowings was 7.07%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires us to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and to maintain a minimum consolidated EBITDA (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. We were in compliance with our financial covenants as of June 30, 2024, and expect to continue to be in compliance in the near term.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q2 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2024 Q2 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024 as compared to the critical accounting estimates disclosed in our 2023 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2024, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PartII– OTHER INFORMATION

Item1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q2 Form 10‑Q.

Item1A. Risk Factors

In addition to the other information set forth in this 2024 Q2 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2023 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

The following table provides information relating to our repurchase of common stock during the three months ended June 30, 2024 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2024 to April 30, 2024	15,115	$31.79	15,115	$24,940,245
May 1, 2024 to May 31, 2024	2,400	31.93	2,400	24,863,619
June 1, 2024 to June 30, 2024	-	-	-	24,863,619
Total	17,515	31.81	17,515

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Item5. Other Information

During the three months ended June 30, 2024, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows:

On May 31, 2024, Megan Kendrick, our Vice President of Human Resources, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Ms. Kendrick’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 2,000 shares of our common stock between September 15, 2024 and December 31, 2024, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Ms. Kendrick’s Rule 10b5‑1 trading arrangement.

On June 5, 2024, Miles Brittain, our Executive Vice President, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Brittain’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 4,500 shares of our common stock between September 4, 2024 and June 6, 2025, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Brittain’s Rule 10b5‑1 trading arrangement.

Item6. Exhibits

(a) The exhibits filed as part of this 2024 Q2 Form 10‑Q are listed below:

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

Dated: August 1, 2024

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)