Form 10-Q
period 2024-09-30
NORTHWEST PIPE CO
filed 2024-10-31
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock as of October 22, 2024 was 9,918,711 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

PartI– FINANCIAL INFORMATION

Item1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$130,201	$118,722	$372,921	$334,191
Cost of sales	103,182	99,428	299,954	275,839
Gross profit	27,019	19,294	72,967	58,352
Selling, general, and administrative expense	11,581	10,237	35,220	33,119
Operating income	15,438	9,057	37,747	25,233
Other expense	(66)	(61)	(287)	(224)
Interest expense	(1,452)	(1,162)	(4,749)	(3,722)
Income before income taxes	13,920	7,834	32,711	21,287
Income tax expense	3,667	2,016	8,601	5,659
Net income	$10,253	$5,818	$24,110	$15,628

Net income per share:
Basic	$1.03	$0.58	$2.43	$1.57
Diluted	$1.02	$0.58	$2.40	$1.55

Shares used in per share calculations:
Basic	9,919	10,014	9,915	9,985
Diluted	10,055	10,107	10,040	10,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$10,253	$5,818	$24,110	$15,628

Other comprehensive loss, net of tax:
Pension liability adjustment	23	29	67	88
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	-	3	13	(98)
Unrealized loss on interest rate swaps designated as cash flow hedges	(261)	(59)	(276)	(152)
Other comprehensive loss, net of tax	(238)	(27)	(196)	(162)

Comprehensive income	$10,015	$5,791	$23,914	$15,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,723	$4,068
Trade and other receivables, net of allowance of $215 and $121	79,507	47,645
Contract assets	120,983	120,516
Inventories	84,977	91,229
Prepaid expenses and other	2,530	9,026
Total current assets	293,720	272,484
Property and equipment, less accumulated depreciation and amortization of $137,029 and $126,359	149,262	143,955
Operating lease right-of-use assets	84,161	88,155
Goodwill	55,504	55,504
Intangible assets, net	28,050	31,074
Other assets	6,493	6,709
Total assets	$617,190	$597,881

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$10,756	$10,756
Accounts payable	20,356	31,142
Accrued liabilities	26,659	27,913
Contract liabilities	28,897	21,450
Current portion of operating lease liabilities	5,181	4,933
Total current liabilities	91,849	96,194
Borrowings on line of credit	60,704	54,485
Operating lease liabilities	81,748	85,283
Deferred income taxes	10,856	10,942
Other long-term liabilities	9,673	10,617
Total liabilities	254,830	257,521

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,918,711 and 9,985,580 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	99	100
Additional paid-in-capital	127,182	129,095
Retained earnings	236,235	212,125
Accumulated other comprehensive loss	(1,156)	(960)
Total stockholders’ equity	362,360	340,360
Total liabilities and stockholders’ equity	$617,190	$597,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2024	9,918,711	$99	$126,020	$225,982	$(918)	$351,183
Net income	-	-	-	10,253	-	10,253
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	23	23
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $84	-	-	-	-	(261)	(261)
Share-based compensation expense	-	-	1,162	-	-	1,162
Balances, September 30, 2024	9,918,711	$99	$127,182	$236,235	$(1,156)	$362,360

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2023	10,014,196	$100	$128,562	$200,863	$(924)	$328,601
Net income	-	-	-	5,818	-	5,818
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	29	29
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $1	-	-	-	-	3	3
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $19	-	-	-	-	(59)	(59)
Share-based compensation expense	-	-	746	-	-	746
Balances, September 30, 2023	10,014,196	$100	$129,308	$206,681	$(951)	$335,138

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360
Net income	-	-	-	24,110	-	24,110
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	67	67
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $12	-	-	-	-	13	13
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $89	-	-	-	-	(276)	(276)
Issuance of common stock under stock compensation plans, net of tax withholdings	78,021	-	(1,449)	-	-	(1,449)
Repurchase of common stock	(144,890)	(1)	(4,300)	-	-	(4,301)
Share-based compensation expense	-	-	3,836	-	-	3,836
Balances, September 30, 2024	9,918,711	$99	$127,182	$236,235	$(1,156)	$362,360

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	15,628	-	15,628
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	88	88
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $34	-	-	-	-	(98)	(98)
Unrealized loss on interest rate swaps designated as cash flow hedge, net of tax benefit of $53	-	-	-	-	(152)	(152)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Share-based compensation expense	-	-	3,050	-	-	3,050
Balances, September 30, 2023	10,014,196	$100	$129,308	$206,681	$(951)	$335,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$24,110	$15,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	11,255	8,644
Amortization of intangible assets	3,024	3,147
Deferred income taxes	(70)	226
Share-based compensation expense	3,836	3,050
Other, net	539	1,298
Changes in operating assets and liabilities:
Trade and other receivables	(32,267)	4,401
Contract assets, net	6,980	16,165
Inventories	6,252	(12,064)
Prepaid expenses and other assets	10,832	7,417
Accounts payable	(10,517)	4,974
Accrued and other liabilities	(5,046)	(8,477)
Net cash provided by operating activities	18,928	44,409

Cash flows from investing activities:
Purchases of property and equipment	(16,609)	(13,244)
Payment of working capital adjustment in acquisition of business	-	(2,731)
Other investing activities	62	63
Net cash used in investing activities	(16,547)	(15,912)

Cash flows from financing activities:
Borrowings on line of credit	142,883	113,047
Repayments on line of credit	(136,664)	(138,667)
Payments on finance lease liabilities	(1,067)	(548)
Tax withholdings related to net share settlements of equity awards	(1,449)	(1,652)
Repurchase of common stock	(4,429)	-
Other financing activities	-	(300)
Net cash used in financing activities	(726)	(28,120)
Change in cash and cash equivalents	1,655	377
Cash and cash equivalents, beginning of period	4,068	3,681
Cash and cash equivalents, end of period	$5,723	$4,058

Noncash investing and financing activities:
Accrued property and equipment purchases	$514	$528
Right-of-use assets obtained in exchange for finance lease liabilities	269	3,243
Right-of-use assets obtained in exchange for operating lease liabilities	481	952

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2024.

2.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Raw materials	$61,552	$68,110
Work-in-process	8,293	8,912
Finished goods	12,660	11,911
Supplies	2,472	2,296
Total inventories	$84,977	$91,229

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2024
Financial assets:
Deferred compensation plan	$3,794	$3,307	$487	$-
Interest rate swaps	124	-	124	-
Total financial assets	$3,918	$3,307	$611	$-

Financial liabilities:
Foreign currency forward contracts	$(6)	$-	$(6)	$-
Interest rate swaps	(163)	-	(163)	-
Total financial liabilities	$(169)	$-	$(169)	$-

As of December 31, 2023
Financial assets:
Deferred compensation plan	$3,912	$3,391	$521	$-
Foreign currency forward contracts	42	-	42	-
Interest rate swaps	326	-	326	-
Total financial assets	$4,280	$3,391	$889	$-

Financial liabilities:
Foreign currency forward contracts	$(115)	$-	$(115)	$-

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

As of September 30, 2024, the total notional amount of the foreign currency forward contracts was $2.2 million (CAD$3.0 million) and $1.2 million (EUR€1.1 million), which included $1.5 million (CAD$2.1 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of September 30, 2024, the Company’s foreign currency forward contracts mature at various dates through April 2025 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt and are designated as cash flow hedges. For the first cash flow hedge, the Company received floating interest payments monthly based on Secured Overnight Finance Rate (“SOFR”) and paid a fixed rate of 1.941% to the counterparty on the total notional amount of $6.7 million as of December 31, 2023, which amortized ratably on a monthly basis to zero by the April 2024 maturity date. For the second cash flow hedge, beginning April 3, 2023, the Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $10.8 million and $13.0 million as of September 30, 2024 and December 31, 2023, respectively, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date. For the third cash flow hedge, beginning June 30, 2024, the Company receives floating interest payments monthly based on SOFR and pays a fixed rate of 5.10% to the counterparty on the total notional amount of $28.0 million as of September 30, 2024, which amortizes ratably on a monthly basis to $20 million through December 2024, and matures in June 2025.

The following table summarizes the gains (losses) recognized on derivatives in the Condensed Consolidated Financial Statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency forward contracts:
Net sales	$(21)	$77	$90	$(601)
Property and equipment	41	(22)	41	(109)

Interest rate swaps:
Interest expense	88	201	285	553
Total	$108	$256	$416	$(157)

As of September 30, 2024, unrealized pretax losses on outstanding cash flow hedges in Accumulated other comprehensive loss was approximately $0. See Note 10, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

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

During the nine months ended September 30, 2024, the Company repurchased approximately 145,000 shares of the Company’s common stock for an aggregate amount of $4.3 million. There were no share repurchases during the three months ended September 30, 2024 nor in the three and nine months ended September 30, 2023. All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares. As of September 30, 2024, $24.9 million of the share repurchase authorization remained available for repurchases under this program.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cost of sales	$387	$275	$1,102	$816
Selling, general, and administrative expense	775	471	2,734	2,234
Total	$1,162	$746	$3,836	$3,050

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2023	226,391	$29.66
RSUs and PSAs granted	120,143	34.68
Unvested RSUs and PSAs canceled	(3,197)	29.15
RSUs and PSAs vested (2)	(103,266)	30.35
Unvested RSUs and PSAs as of September 30, 2024	240,071	31.89

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on April 1, 2024, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 123% for the 2021-2023 performance period, 110% for the 2022-2023 performance period, and 90% for the 2023 performance period.

The unvested balance of RSUs and PSAs as of September 30, 2024 includes approximately 180,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of September 30, 2024, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

For the nine months ended September 30, 2024 and 2023, stock awards of 14,424 shares and 15,904 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $33.27 in 2024 and $29.51 in 2023.

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

Commitments

As of September 30, 2024, the Company’s commitments include approximately $1.2 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill which remained unpaid at September 30, 2024 and approximately $0.9 million remaining relating to the final obligations associated with the construction of the building for the new mill at the Company’s facility in Salt Lake City, Utah.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of September 30, 2024. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

Net revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $0.8 million and $3.1 million for the three and nine months ended September 30, 2024, respectively and ($0.8) million for the three and nine months ended September 30, 2023.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Over time	$85,924	$80,493	$255,454	$221,294
Point in time	44,277	38,229	117,467	112,897
Net sales	$130,201	$118,722	$372,921	$334,191

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

The following is a summary of the changes in contract assets (in thousands):

	Nine Months Ended September 30,
	2024	2023

Balance, beginning of period	$120,516	$121,778
Revenue recognized in advance of billings	220,632	192,558
Billings	(220,060)	(207,436)
Other	(105)	(1,480)
Balance, end of period	$120,983	$105,420

The following is a summary of the changes in contract liabilities (in thousands):

	Nine Months Ended September 30,
	2024	2023

Balance, beginning of period	$21,450	$17,456
Billings	42,333	28,544
Revenue recognized	(34,822)	(28,736)
Other	(64)	-
Balance, end of period	$28,897	$17,264

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of September 30, 2024, backlog was $231 million. The Company expects to recognize approximately 33% of the remaining performance obligations in 2024, 51% in 2025, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2020.

The Company recorded income tax expense at an estimated effective income tax rate of 26.3% and 26.3% for the three and nine months ended September 30, 2024, respectively and 25.7% and 26.6% for the three and nine months ended September 30, 2023, respectively. The Company’s estimated effective income tax rates for the three and nine months ended September 30, 2024 and 2023 were primarily impacted by non-deductible permanent differences.

10.	Accumulated Other Comprehensive Loss

The following tables summarize changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Loss on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2023	$(1,193)	$(13)	$246	$(960)

Other comprehensive income (loss) before reclassifications	57	11	(60)	8
Amounts reclassified from Accumulated other comprehensive loss	10	2	(216)	(204)
Net current period other comprehensive income (loss)	67	13	(276)	(196)

Balances, September 30, 2024	$(1,126)	$-	$(30)	$(1,156)

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	78	(115)	266	229
Amounts reclassified from Accumulated other comprehensive loss	10	17	(418)	(391)
Net current period other comprehensive income (loss)	88	(98)	(152)	(162)

Balances, September 30, 2023	$(1,444)	$(4)	$497	$(951)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Condensed Consolidated Statements of Operations (in thousands):

	Amount reclassified from				Affected line item in
	Accumulated Other Comprehensive Loss				the Condensed
	Three Months Ended		Nine Months Ended		Consolidated
Details about Accumulated Other	September 30,		September 30,		Statements of
Comprehensive Loss Components	2024	2023	2024	2023	Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(4)	$(4)	$(10)	$(10)	Cost of sales
	(4)	(4)	(10)	(10)	Net of tax

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	-	10	(3)	87	Net sales
Loss on cash flow hedges	-	(22)	-	(109)	Property and equipment
Associated income tax benefit	-	3	1	5	Income tax expense
	-	(9)	(2)	(17)	Net of tax

Unrealized gain on interest rate swaps:
Gain on cash flow hedges	88	201	285	553	Interest expense
Associated income tax expense	(21)	(49)	(69)	(135)	Income tax expense
	67	152	216	418	Net of tax

Total reclassifications for the period	$63	$139	$204	$391

11.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$10,253	$5,818	$24,110	$15,628

Basic weighted-average common shares outstanding	9,919	10,014	9,915	9,985
Effect of potentially dilutive common shares	136	93	125	103
Diluted weighted-average common shares outstanding	10,055	10,107	10,040	10,088

Net income per common share:
Basic	$1.03	$0.58	$2.43	$1.57
Diluted	$1.02	$0.58	$2.40	$1.55

12.	Segment Information

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

The following table disaggregates revenue and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Engineered Steel Pressure Pipe	$85,924	$80,493	$255,454	$221,294
Precast Infrastructure and Engineered Systems	44,277	38,229	117,467	112,897
Total net sales	$130,201	$118,722	$372,921	$334,191

Gross profit:
Engineered Steel Pressure Pipe	$16,628	$10,911	$47,851	$31,264
Precast Infrastructure and Engineered Systems	10,391	8,383	25,116	27,088
Total gross profit	$27,019	$19,294	$72,967	$58,352

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

14.	Subsequent Event

Long-Term Debt

On October 28, 2024, the Company converted the $10.8 million outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund the Company’s new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. The term loan may be prepaid in full at any time provided that the Company pays a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024 (“2024 Q3 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

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

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2024 Q3 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q3 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in September 2024 and 1.5 million in December 2023, and the population of the United States is expected to increase by approximately 2 million people in 2024. While these two indicators point to a strong housing market, particularly in Texas and Utah which are two of the five fastest growing markets in the United States according to the November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 and the states in which our Precast manufacturing facilities are located, the current elevated federal funds rate could continue to temper demand for our precast products.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. While we experienced a relatively modest level of project bidding in 2023, 2024 has been an improved bidding environment and our backlog for SPP has remained elevated, and long-term demand for water infrastructure projects in the United States appears strong. Additionally, while our SPP business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the Bipartisan Infrastructure Deal (“IIJA”) and the Inflation Reduction Act. According to the February 2024 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q1 2024, approximately $1 billion earmarked under the IIJA has currently been outlaid by the Federal Government to date, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 35% of our SPP projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $933 per ton in the first nine months of 2024, as compared to annual averages of $994 per ton in 2023 and $1,174 per ton in 2022.

Economic uncertainty, including the impacts of raw material shortages, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. While the 2024 U.S. presidential election and overall domestic political outlook may result in volatility in financial markets, near-term changes in demand for our products are considered unlikely. The extent of the impact of these broader economic forces on our business will depend on future developments, which cannot be predicted.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$85,924	66.0%	$80,493	67.8%
Precast Infrastructure and Engineered Systems	44,277	34.0	38,229	32.2
Total net sales	130,201	100.0	118,722	100.0
Cost of sales:
Engineered Steel Pressure Pipe	69,296	53.2	69,582	58.6
Precast Infrastructure and Engineered Systems	33,886	26.0	29,846	25.1
Total cost of sales	103,182	79.2	99,428	83.7
Gross profit:
Engineered Steel Pressure Pipe	16,628	12.8	10,911	9.2
Precast Infrastructure and Engineered Systems	10,391	8.0	8,383	7.1
Total gross profit	27,019	20.8	19,294	16.3
Selling, general, and administrative expense	11,581	8.9	10,237	8.7
Operating income	15,438	11.9	9,057	7.6
Other expense	(66)	(0.1)	(61)	-
Interest expense	(1,452)	(1.1)	(1,162)	(1.0)
Income before income taxes	13,920	10.7	7,834	6.6
Income tax expense	3,667	2.8	2,016	1.7
Net income	$10,253	7.9%	$5,818	4.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$255,454	68.5%	$221,294	66.2%
Precast Infrastructure and Engineered Systems	117,467	31.5	112,897	33.8
Total net sales	372,921	100.0	334,191	100.0
Cost of sales:
Engineered Steel Pressure Pipe	207,603	55.6	190,030	56.8
Precast Infrastructure and Engineered Systems	92,351	24.8	85,809	25.7
Total cost of sales	299,954	80.4	275,839	82.5
Gross profit:
Engineered Steel Pressure Pipe	47,851	12.9	31,264	9.4
Precast Infrastructure and Engineered Systems	25,116	6.7	27,088	8.1
Total gross profit	72,967	19.6	58,352	17.5
Selling, general, and administrative expense	35,220	9.5	33,119	9.9
Operating income	37,747	10.1	25,233	7.6
Other expense	(287)	(0.1)	(224)	(0.1)
Interest expense	(4,749)	(1.2)	(3,722)	(1.1)
Income before income taxes	32,711	8.8	21,287	6.4
Income tax expense	8,601	2.3	5,659	1.7
Net income	$24,110	6.5%	$15,628	4.7%

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Net sales. Net sales increased 9.7% to $130.2 million in the third quarter of 2024 compared to $118.7 million in the third quarter of 2023 and increased 11.6% to $372.9 million in the first nine months of 2024 compared to $334.2 million in the first nine months of 2023.

SPP net sales were $85.9 million in the third quarter of 2024 compared to $80.5 million in the third quarter of 2023 and $255.5 million in the first nine months of 2024 compared to $221.3 million in the first nine months of 2023. The 6.7% increase in the third quarter of 2024 compared to the third quarter of 2023 was driven by an 18% increase in tons produced resulting from an improved bidding environment coupled with changes in project timing, partially offset by a 9% decrease in selling price per ton due to lower raw materials costs. The 15.4% increase in the first nine months of 2024 compared to the first nine months of 2023 was driven by a 42% increase in tons produced resulting primarily from an improved bidding environment coupled with changes in project timing, partially offset by a 19% decrease in selling price per ton due to a combination of lower raw materials costs and product mix. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales were $44.3 million in the third quarter of 2024 compared to $38.2 million in the third quarter of 2023 and $117.5 million in the first nine months of 2024 compared to $112.9 million in the first nine months of 2023. The 15.8%increase in the third quarter of 2024 compared to the third quarter of 2023 was driven by a 35%increase in volume shipped, partially offset by a 14%decrease in selling prices due to changes in product mix. The 4.0%increase in the first nine months of 2024 compared to the first nine months of 2023 was driven by a 30% increase in volume shipped, partially offset by a 20%decrease in selling prices due to changes in product mix.

Gross profit. Gross profit increased 40.0% to $27.0 million (20.8% of net sales) in the third quarter of 2024 compared to $19.3 million (16.3% of net sales) in the third quarter of 2023 and increased 25.0% to $73.0 million (19.6% of net sales) in the first nine months of 2024 compared to $58.4 million (17.5% of net sales) in the first nine months of 2023.

SPP gross profit was $16.6 million (19.4% of SPP net sales) in the third quarter of 2024 compared to $10.9 million (13.6% of SPP net sales) in the third quarter of 2023 and $47.9 million (18.7% of SPP net sales) in the first nine months of 2024 compared to $31.3 million (14.1% of SPP net sales) in the first nine months of 2023. The 52.4% increase in the third quarter of 2024 compared to the third quarter of 2023 and the 53.1% increase in the first nine months of 2024 compared to the first nine months of 2023 were primarily due to increased volume and changes in product mix.

Precast gross profit was $10.4 million (23.5% of Precast net sales) in the third quarter of 2024 compared to $8.4 million (21.9% of Precast net sales) in the third quarter of 2023 and $25.1 million (21.4% of Precast net sales) in the first nine months of 2024 compared to $27.1 million (24.0% of Precast net sales) in the first nine months of 2023. The 24.0% increase in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to increased shipment volume. The 7.3% decrease in the first nine months of 2024 compared to the first nine months of 2023 was primarily due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 13.1% to $11.6 million (8.9% of net sales) in the third quarter of 2024 compared to $10.2 million (8.7% of net sales) in the third quarter of 2023 and increased 6.3% to $35.2 million (9.5% of net sales) in the first nine months of 2024 compared to $33.1 million (9.9% of net sales) in the first nine months of 2023. The increase in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to $1.7 million in higher incentive compensation expense and $0.5 million in higher base compensation and benefits expense, partially offset by $0.7 million in lower professional fees. The increase in the first nine months of 2024 compared to the first nine months of 2023 was primarily due to $2.3 million in higher incentive compensation expense and $0.7 million in higher base compensation and benefits expense, partially offset by $0.5 million in lower professional fees.

Income taxes. Income tax expense was $3.7 million in the third quarter of 2024 (an effective income tax rate of 26.3%) compared to $2.0 million in the third quarter of 2023 (an effective income tax rate of 25.7%) and was $8.6 million in the first nine months of 2024 (an effective income tax rate of 26.3%) compared to $5.7 million in the first nine months of 2023 (an effective income tax rate of 26.6%). The estimated effective income tax rates for the third quarters and the first nine months of 2024 and 2023 were primarily impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and the Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”). From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the nine months ended September 30, 2024 and 2023 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2024 Q3 Form 10‑Q, and are further discussed below.

As of September 30, 2024, our working capital (current assets minus current liabilities) was $201.9 million compared to $176.3 million as of December 31, 2023. Cash and cash equivalents totaled $5.7 million and $4.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, we had $60.7 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $86.9 million of operating lease liabilities, and $6.7 million of finance lease liabilities. As of December 31, 2023, we had $54.5 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $90.2 million of operating lease liabilities, and $7.5 million of finance lease liabilities. The increase in our revolving loan borrowings was primarily due to increased production and temporary changes in SPP working capital needs.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $18.9 million in the first nine months of 2024 compared to $44.4 million in the first nine months of 2023. Net income, adjusted for non-cash items, provided $42.7 million of operating cash flow in the first nine months of 2024 compared to $32.0 million of operating cash flow in the first nine months of 2023. The net change in working capital was $23.8 million of operating cash flow that was used in the first nine months of 2024 compared to $12.4 million of operating cash flow that was provided in the first nine months of 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.5 million in the first nine months of 2024 compared to $15.9 million in the first nine months of 2023. Capital expenditures were $16.6 million in the first nine months of 2024 compared to $13.2 million in the first nine months of 2023, which includes $1.7 million in the first nine months of 2024 and $3.1 million in the first nine months of 2023 of investment in our new reinforced concrete pipe mill, $4.5 million in the first nine months of 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2024 to be approximately $20 million to $22 million, which includes approximately $3 million of investment in our new reinforced concrete pipe mill, and associated ancillary equipment, approximately $5 million for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. The $2.7 million payment of the working capital adjustment for the 2021 acquisition of Park Environmental Equipment, LLC was made in the second quarter of 2023.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.7 million in the first nine months of 2024 compared to $28.1 million in the first nine months of 2023. Net borrowings (repayments) on the line of credit were $6.2 million in the first nine months of 2024 compared to ($25.6) million in the first nine months of 2023. Repurchases of common stock were $4.4 million in the first nine months of 2024. No repurchases of common stock were made in the first nine months of 2023.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2024 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. At this time, we have elected to limit our share repurchase transactions to only those under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considers our liquidity, including availability of borrowings and covenant compliance under our Amended Credit Agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designates up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of our common stock. We expect to consider share repurchase strategies beyond the current Rule 10b5‑1 trading plan at a future date. For a summary of shares repurchased during the third quarter of 2024, see Part II — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2024 Q3 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K.

Credit Agreement

The Amended Credit Agreement provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of September 30, 2024 under the Amended Credit Agreement, we had $60.7 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $63 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of September 30, 2024, the weighted-average interest rate for outstanding borrowings was 7.35%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of September 30, 2024 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of September 30, 2024, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Current Debt

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provides for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, to be converted into a term loan upon final delivery and acceptance of the financed equipment. As of September 30, 2024, the outstanding balance of the IFA was $10.8 million, which was classified as a current liability since there was not a firm commitment for long-term debt financing. The IFA bears interest at the SOFR Average plus 2.00%. As of September 30, 2024, the weighted-average interest rate for outstanding borrowings was 7.10%. The IFA requires monthly payments of accrued interest and grants a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA requires us to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and to maintain a minimum consolidated EBITDA (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended. We were in compliance with our financial covenants as of September 30, 2024, and expect to continue to be in compliance in the near term. On October 28, 2024 we converted the IFA into a term loan with WFEF. See Note 14, “Subsequent Event” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q3 Form 10‑Q.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q3 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2024 Q3 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024 as compared to the critical accounting estimates disclosed in our 2023 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PartII– OTHER INFORMATION

Item1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2024 Q3 Form 10‑Q.

Item1A. Risk Factors

In addition to the other information set forth in this 2024 Q3 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2023 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2023 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

Pursuant to our share repurchase program, no repurchases of our common stock were made during the three months ended September 30, 2024, and $24.9 million of the share repurchase authorization remained available for repurchases as of September 30, 2024.

Item5. Other Information

During the three months ended September 30, 2024, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows:

On August 19, 2024, Aaron Wilkins, our Senior Vice President, Chief Financial Officer, and Corporate Secretary, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Wilkins’ Rule 10b5‑1 trading arrangement provides for the potential sale of up to 2,500 shares of our common stock between November 18, 2024 and April 30, 2025, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Wilkins’ Rule 10b5‑1 trading arrangement.

Item6. Exhibits

(a) The exhibits filed as part of this 2024 Q3 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Term loan agreement dated October 28, 2024 by and between Wells Fargo Equipment Finance, Inc. and Geneva Pipe and Precast Company

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2024

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)