Form 10-K
period 2024-12-31
NORTHWEST PIPE CO
filed 2025-02-27
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $289,467,508 as of June 30, 2024 based upon the last sales price as reported by the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of February 18, 2025 was 9,935,295 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10‑K by reference certain portions of its 2023 Form 10‑K, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2024, and its Proxy Statement for its 2025 Annual Meeting of Shareholders.

NORTHWEST PIPE COMPANY

2024 ANNUAL REPORT ON FORM 10‑K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K for the year ended December 31, 2024 (“2024 Form 10‑K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in tariffs (in particular Canada and Mexico) and duties imposed on imports and exports and related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•

impact of geopolitical trends, changes, and events, including the ongoing military conflicts in Ukraine and the Middle East or tensions in the Taiwan Strait and South China Sea and the regional and global ramifications of these events;

•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•	other risks discussed in Part I — Item 1A. “Risk Factors” of this 2024 Form 10‑K and from time to time in our other SEC filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2024 Form 10‑K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “we,” “our,” and “us” are used in this 2024 Form 10‑K to refer to Northwest Pipe Company or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

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

Precast Infrastructure and Engineered Systems (“Precast”). Precast manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including reinforced concrete pipe (“RCP”), manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

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

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Infrastructure and Resiliency Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)), signed into law in November 2021, will invest $55 billion to expand access to clean drinking water for households, businesses, schools, and childcare centers all across the country. According to the October 2024 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q4 2024, approximately $2 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund (“DWSRF”) recipients via subawards. According to its latest report, 2023 Annual Report, the EPA’s Water Infrastructure Finance and Innovation Act program, a federal credit program for eligible water and wastewater infrastructure projects, closed 24 loans totaling $2 billion in 2023, and 120 loans totaling over $19 billion over the life of the program, as of December 31, 2023.

In addition to the Federal initiatives, individual states are also taking action. In November 2013, the State of Texas earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (“SWIFT”). This program provides low-interest and deferred loans to state agencies making approved investments in water infrastructure projects. As of December 1, 2024, SWIFT has committed almost $14.5 billion in assistance toward 66 state water plan projects, according to its 2024 Biennial Report of the Use of the State Water Implementation Fund for Texas. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act which authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced water treatment technology, water supply management and conveyance, wastewater treatment, drought relief, emergency water supplies, and ecosystem and watershed protection and restoration. Our strategically located manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Engineered Steel Pressure Pipe. Our large-diameter, engineered welded steel pipeline systems are utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households. We believe the total addressable market for the engineered welded steel pipeline system products sold will be approximately $2.1 billion over the next three years.

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

According to the United States Census Bureau, the population of the United States will increase by approximately 23 million people between 2025 and 2050. The resulting increase in demand will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Climate change may be a cause for the drought conditions in some regions of the country and increases the demand for new infrastructure. The Outlook2025 from Dodge Construction Network forecasts public works construction will grow 11% in 2025 thanks to the funds available under the IIJA, which is expected to last through 2027.

As water systems degrade over time and cause failures, many current water supply sources are in danger of reaching the end of their useful life. Much of the drinking water infrastructure in major cities was built in the mid-20th century with a lifespan of 75 to 100 years. In its 2021 Infrastructure Report Card for Drinking Water, the ASCE estimates there are 250,000 to 300,000 water main breaks per year in the United States, wasting over 2.1 trillion gallons of treated drinking water. The ASCE also reports that with utilities averaging a pipe replacement rate of 1.0% to 4.8% per year, the replacement rate now matches the lifecycle of the pipes. These aging water and wastewater systems will drive demand for future investment.

The Drinking Water State Revolving Loan Fund, a federal-state partnership and financial assistance program to help water systems and states achieve the health protection objectives of the Safe Drinking Water Act, provided $4.4 billion in assistance in fiscal 2023 and $57.3 billion in assistance since 1997, according to the 2023 DWSRF Annual Report.

Finally, the increased public awareness of problems with the quality of drinking water and efficient water usage has resulted in more stringent application of federal and state environmental regulations. The need to comply with these regulations in an environment of heightened public awareness is expected to contribute to demand in the water infrastructure industry.

Precast Infrastructure and Engineered Systems. Our high-quality precast and reinforced concrete products are typically used in low-pressure, gravity fed sewer and stormwater applications. Demand for these products is generally influenced by general economic conditions such as housing starts, commercial development, population growth, and interest rates. New residential and commercial construction and transportation department funding of individual states impact our market.

According to the United States Census Bureau, the privately-owned housing starts were at a seasonally adjusted annual rate of 1.5 million in December 2024 and December 2023. The October 2024 Construction Coverage U.S. Cities Building the Most Homes indicates Utah and Texas, where our Precast manufacturing facilities are located, are in the top four of U.S. states building the most homes. Our market in Texas is also driven by commercial development. According to ConstructConnect’s Winter 2024 Construction Starts Forecast, non-residential building in Texas is forecasted to grow 8.6% in 2025 compared to the 2024 forecast of $58.3 billion.

In its 2021 Infrastructure Report Card for Wastewater, the ASCE estimates the drinking water and wastewater pipes in the ground, with a typical lifespan expected of 50 to 100 years, are on average 45 years old. In its 2021 Infrastructure Report Card for Stormwater, the ASCE states that given the recent increase in rainfall trends and urbanization in certain geographic regions, the actual capacity of a stormwater system is often less than the design standard. In addition, from 2010 to 2018 the length of impaired rivers and streams increased 39%, a key indicator of the declining stormwater infrastructure condition. Bluefield Research’s September 2024 Analyst Presentation: U.S. & Canada Municipal Utility Capital Improvement Plans; Water, Wastewater, and Stormwater Budget Outlook, 2024-2032 estimated the utilities captured in its analysis have planned and projected capital investment spend between 2024 and 2032 of approximately $152 billion for wastewater and approximately $31 billion for stormwater.

Backlog

Engineered Steel Pressure Pipe. We measure backlog as a key metric to evaluate the commercial health of our water infrastructure steel pipe business. Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2024 and 2023, backlog was $213 million and $273 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2024 and 2023, backlog including confirmed orders was $310 million and $319 million, respectively. Projects for which a binding agreement has not been executed could be canceled without penalty.

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

We recently completed the installation in our Salt Lake City facility of a fully automated production system for concrete pipe and manhole components that will replace the facility’s existing Transmatic pipe machine. This new technology offers greater efficiency and safety and is expected to increase RCP production capacity and manholes up to 60-inches in diameter. Additionally, to increase efficiencies across all of our precast facilities, we are upgrading our manufacturing process of vaults through the investment in monolithic precast forms. Our Houston facility includes a metal fabrication plant to build welded steel tanks required in many of our water storage tanks, dewatering containers, or other above ground housing or storage units. The shop also manufactures custom hatchways, ladders, and other parts needed for our environmental equipment.

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

Technology. Advances in technology help us produce high-quality products at competitive prices. We have invested in modern welding and inspection equipment to improve both productivity and product quality. We own interlocking pipe joining system technologies (Permalok®) that provide an alternate joint solution used for connecting steel pipes. The Permalok® Radial Bending Joint enables steel pipe to be installed along a curved radius in microtunneling applications. This patent-pending technology is a groundbreaking advancement in trenchless construction and allows the pipe path to bend in any direction around existing utility lines, monuments, and building foundations. Benefits to the contractor include a smaller jobsite footprint, fewer shafts, and more precise execution of tunneling over longer distances. One of our team’s latest achievements is the Infrashield® Joint System which effectively absorbs deformation imposed by differential settlement or seismic events for use in challenging geological conditions. This technology is unique as it requires no changes to field installation seen with other seismic resistant pipe joints. We announced the patent on this product in February 2025.

In addition, we are licensed to manufacture a conventional RCP with an HDPE liner to protect concrete pipe from corrosion, and a lined manhole system, which integrates a monolithic precast concrete base with a plastic liner that is chemically resistant to raw sewage gases. Newly added to our corrosion-resistant lined products is the fiber reinforced polymer (“FRP”) panel for rehabilitating large wastewater structures. The half-inch thick panel consists of seven layers including a high-strength honeycomb and an FRP gel coat. The panels are mechanically anchored to the inside of a structure and sealed to form a gas and water-tight lining. The FRP panel system is ideal for rehabilitating existing large concrete wastewater structures and extending the structure service life by decades. Both Geneva Pipe and Precast Company (“Geneva”) and Park Environmental Equipment, LLC (“ParkUSA”) also hold several patents for commercially viable products.

Another new product offering is the Hybrid polyvinyl chloride (“PVC”) Manhole System, a cost-effective and corrosion-free sanitary sewer solution for rehabilitation or new construction. This system combines the corrosion and abrasion resistance benefits of traditional lined precast manholes with the ease of installation and the widespread availability of PVC pipes. Each unit includes an FRP-lined reinforced concrete base and lid and a PVC riser, complete with a preinstalled ladder. Installation is quick and easy, and labor can be 100% self-performed in the field.

To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects, and vendor trials of new products. Our staff includes some of the most tenured and experienced pipe manufacturing professionals in the nation.

Intellectual Property. We own various patents, registered trademarks and trade names and applications for, or licenses in respect of the same, that relate to our various products, including a number of innovative technologies relating to water infrastructure as well as precast infrastructure and engineered systems produced by ParkUSA. We also license intellectual property for use in certain products from unaffiliated third parties. We believe that our patents, trademarks, and trade names are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition, or results of operations.

Quality Assurance. We have quality management systems in place that assure we are consistently providing products that meet or exceed customer and applicable regulatory requirements. All of our steel pipe manufacturing facilities’ quality management systems in the United States and Mexico are registered under a multi-site registration by the International Organization for Standardization. All of our steel pipe water transmission manufacturing facilities are certified by NSF for cement lining. We are certified for specific precast and reinforced concrete products or operations by the National Precast Concrete Association and the National Ready Mixed Concrete Association. We also follow and make products to the following standards and specifications: American Institute of Steel Construction, American Society of Mechanical Engineers, American Welding Society, Caltrans, American Water Works Association, ASTM International, AASHTO, and the ASCE. All of our steel pipe nondestructive evaluation technicians are qualified and certified to the guidelines of the American Society for Nondestructive Testing, Inc.

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

Precast Infrastructure and Engineered Systems. Our six precast and water systems manufacturing facilities in Texas and Utah allow us to efficiently serve customers throughout Texas, the Intermountain West region, and surrounding states. The primary customers for our precast infrastructure and reinforced concrete products are installation contractors for various commercial, government, residential, and industrial projects. Our marketing strategy emphasizes our product quality and variety of offerings, competitive pricing, customer service, delivery, and technical expertise. We market many of our engineered systems with preinstalled components as having the advantage of reduced field install time, the elimination of multiple vendors, and higher quality control. Our sales force is comprised of in-house and remote sales representatives, engineers, and support personnel who work closely with the customers to find the right product or solution for their specific need.

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

Engineered Steel Pressure Pipe. The main raw component in our steel pipe manufacturing process is steel. We have historically purchased hot rolled steel coil and steel plate from both domestic and foreign steel mills. Our suppliers include Steel Dynamics, Inc., ArcelorMittal, Nucor Corporation, EVRAZ North America, POSCO International Corporation, United States Steel Corporation, SSAB, California Steel Industries, Inc., and North Star BlueScope Steel. Steel is normally purchased after the steel pressure pipe orders are confirmed with an executed contract. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including trade restrictions and tariffs, general economic conditions, availability of raw materials, energy costs, import duties, and currency exchange rates.

Precast Infrastructure and Engineered Systems. The main raw components in our precast and reinforced concrete products are cement, steel, and aggregate, which are widely available commodities. When possible, we source these raw materials from suppliers near our facilities. During 2022, we experienced supply chain challenges for cement resulting from historically high demand as well as equipment outages, which led to suppliers allocating cement to customers in both Texas and Utah. We also rely on certain suppliers of valves, pumps, piping, and certain custom fabricated items, and experienced supply chain challenges for some of these materials during periods of 2022. We have not experienced supply chain challenges subsequent to 2022.

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to typically milder weather in the regions in which we operate. We are more likely to be impacted by severe weather events, such as hurricanes and excessive flash flooding, snow, ice, or frigid temperatures, which may cause temporary, short-term anomalies in our or our customers’ operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See Part I — Item 1A. “Risk Factors” of this 2024 Form 10‑K for further discussion.

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

In particular, we are subject to federal, state, local, and foreign environmental regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K. Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Human Capital Resources

At Northwest Pipe Company, we recognize that our employees are the foundation of our success. We are committed to fostering a workplace where all individuals have the opportunity to grow, contribute, and succeed. Our approach to human capital management is centered on fairness, professional development, competitive compensation, and employee safety and well-being.

Employees. As of December 31, 2024, we had 1,358 employees, the overwhelming majority of which were full-time. Approximately 65% of our workforce is employed on an hourly basis, while 35% is salaried. As of December 31, 2024, none of our employees were subject to a collective bargaining agreement with a labor union. We consider our relations with our employees to be good. The average tenure of our employees is approximately 8 years of service. We believe the risk of employee or union led disruption to production is low.

Compensation and Benefits. Maintaining a sufficient number of skilled employees in order to support the operations at our corporate office and various manufacturing sites continues to be a key focus at Northwest Pipe Company. To that end, we offer a wide array of company-paid benefits to our employees both in the United States and Mexico. Benefits may vary between countries due to customary local practices and statutory requirements, or due to an employee’s full or part time status, work location, position, or tenure.

We are committed to maintaining competitive and equitable compensation practices and believe that as a whole our compensation packages are competitive relative to others in our industry. Our pay structures are regularly reviewed to align with market standards and reward performance, ensuring that employees are recognized for their contributions to the Company.

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

We believe that our employees are our best resources. In order to recognize and reward the continued commitment and teamwork of our employees, when positions that may offer opportunities for advancement become open at Northwest Pipe Company, we first try to fill those positions from within. We provide employees with opportunities to enhance their skills, and advance their careers through training programs, mentorship and leadership development.

Health and Safety. Our goal is to send each employee home safe at the end of the day. As such, safety is at the central core of our culture, and is infused at every level of our organization. More than just policy and procedure, our safety program gives equal focus to the human side of safety, integrating coaching and mentoring efforts with compliance-driven approaches. By instilling a deep commitment to safety that reaches from our Chief Executive Officer to our general laborers, we have achieved industry-leading safety performance. Over the last four years, our average total recordable incident rate was 1.88 and our average days away rate was 0.35, calculated in accordance with the Occupational Safety and Health Administration’s record keeping requirements. Each of our facilities utilize various interactions to achieve this performance, from a toolbox meeting to cover the day’s work and any particular safety concern, to monthly Safety Plan Meetings, ‘No Days Away’ Safety Awards, and our employee-favorite, Safety Day. Each year, a facility may close for one full day, or “Safety Day,” to cover safety training and updates. Outside vendors demonstrate the latest safety procedures and equipment in a hands-on, fun atmosphere.

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

We conduct training on our Code in regular intervals during the employee’s life cycle with us. The most recent ethics training for all salaried employees was conducted in the fourth quarter of 2024. We also conduct anti-trust training annually. The most recent anti-trust training for certain senior management and sales employees was conducted in the third quarter of 2024.

Information About Our Executive Officers

Information about our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2024 Form 10‑K and is incorporated herein by reference.

Available Information

Our internet address is www.nwpipe.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2024 Form 10‑K.

Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2024 Form 10‑K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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
•

Our Engineered Steel Pressure Pipe segment faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, PVC, and HDPE;

•

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs; and

•	We are subject to stringent environmental, health, and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits.

Risks Related to Our Business

•	We face risks in connection with the integration of recent or future potential acquisitions and the implementation of future potential divestitures;
•	Recent or future potential acquisitions could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities;
•	Our quarterly results of operations are subject to significant fluctuation;
•	Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows;
•	We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth;
•	Our recognition of revenue over time includes estimates;
•	We have a foreign operation which exposes us to the risks of doing business abroad;
•	Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation;
•	Future outbreaks of infectious diseases or other public health emergencies may have an adverse impact on our business;
•	Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have an adverse impact on our business;
•	Conflicts around the world may have an adverse impact on our business; and
•	Climate change and related regulatory requirements present an ongoing risk to our business operations.

Risks Related to Our Supply Chain and Production Process

•	Our business may be adversely impacted by staffing shortages, other labor matters, and work stoppages;
•	Fluctuations in steel prices and availability may affect our future results of operations;
•	We may be subject to claims for damages for defective products, which could adversely affect our business, financial position, results of operations, or cash flows;
•	We may not be able to recover costs and damages from vendors that supply defective materials; and
•	Our information technology systems can be negatively affected by cybersecurity threats.

Risks Related to Our Financial Condition

•	We will need to substantially increase working capital if market conditions and customer order levels grow;
•	Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows;
•	A portion of our indebtedness is subject to interest rate risk, which could cause our debt service obligations to increase significantly;
•

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows; and

•

Disruptions in the financial markets, including in the banking industry, and a general economic slowdown could cause us to be unable to obtain financing, be impacted by declines in customer creditworthiness, and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

A downturn in government spending related to public water transmission projects could adversely affect our business. Our SPP business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs, and replacement and new water infrastructure spending, which in turn depends on, among other things:

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

Our Engineered Steel Pressure Pipe segment faces an overcapacity situation due to recent capacity expansions as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, PVC, and HDPE. Most SPP projects are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, recent increases in capacity have negatively affected our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our SPP manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico allow us to compete throughout North America, our competitors could build new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

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

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs. We are subject to national and regional economic conditions. These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, and gasoline prices. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis, acts of terrorism, or acts of war.

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

We currently conduct a significant portion of our precast and reinforced concrete products business in Texas and Utah, which we estimate represented approximately 42% and 52%, respectively, of Precast net sales for the year ended December 31, 2024. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending, and the impact of federal cutbacks. Any decrease in construction activity in Texas or Utah could have a material adverse effect on our business, financial condition, and results of operations.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

Recent or future potential acquisitions could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities. To increase business, broaden the diversification of our products, or for other business or strategic reasons, we may acquire other companies in the future. Acquisitions that we may enter into from time to time involve a number of risks that could harm our business and result in other acquired business not performing as expected, including:

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
•

failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002, including a delay in or failure to successfully integrate these businesses into our internal control over financial reporting, such as the material weaknesses in our internal control over financial reporting as of December 31, 2022 identified in connection with the design and implementation of the enterprise resource planning (“ERP”) system implemented on August 1, 2022 at ParkUSA, and since remediated as of December 31, 2023;

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

Our recognition of revenue over time includes estimates. SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses and is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract. Estimated total costs of each contract requires judgment and are reviewed on a monthly basis by project management, operations, and cost accounting personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel.

Judgment is required in estimating total costs and measuring the progress of project completion, as well as whether a loss is expected to be incurred on the contract. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Due to the variability of events affecting our estimates which may have a material impact on our contract accounting, actual results could differ from those estimates. This could adversely affect our financial position, results of operations, or cash flows.

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

Our Engineered Steel Pressure Pipe backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time, was $213 million as of December 31, 2024. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

Future outbreaks of infectious diseases or other public health emergencies may have an adverse impact on our business. Future outbreaks of infectious diseases may result in widespread or localized health crises that adversely affect general commercial activity and the economies and markets of the countries and localities in which we operate, sell and purchase goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers and other business partners may be prevented or impaired from conducting ordinary business activities for an indefinite period of time, including self-imposed facility shutdowns to protect the health and well-being of our employees or government-mandated shutdowns. In addition, our suppliers, business partners and customers may also experience similar negative impacts. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. This disruption of our employees, distributors, suppliers and customers could adversely affect our business, financial position, results of operations, or cash flows.

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have an adverse impact on our business. There is uncertainty surrounding U.S. and foreign government administrative policy, and there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., particularly those from Mexico, and adverse responses by foreign governments, particularly retaliatory tariffs on finished products we ship into Canada, among other possible outcomes. Increases in tariffs may also raise prices for raw materials and components, impacting profitability. Additionally, trade policy shifts, including renegotiations or withdrawals from agreements, could create uncertainty and limit our competitiveness. If we cannot effectively mitigate these risks, our business, financial position, results of operations, or cash flows could be materially affected.

Conflicts around the world may have an adverse impact on our business. Current conflicts around the world, including those in Ukraine and the Middle East or tensions in the Taiwan Strait and South China Sea, and related sanctions could damage or disrupt international commerce and the global economy. We monitor the impacts of current conflicts on all aspects of our business, including how they may impact our employees, customers, supply chain, and distribution network. Impacts include financial and commodity volatility in raw material and other input costs and availability, as well as volatility in the financial markets. The severity of impacts on the global economy and our business, results of operations, financial position and cash flows remain unknown.

Climate change and related regulatory requirements present an ongoing risk to our business operations. The rise in average global temperatures has resulted in elevated levels of carbon dioxide and other greenhouse gases in the atmosphere, altering long-term weather patterns that lead to an increased frequency and severity of natural disasters. Severe weather conditions could potentially disrupt our manufacturing and construction activities; areas prone to flooding could face delays resulting in lost production and extreme heat could threaten the health and well-being of our employees. Given the changes in weather patterns brought on by climate change, essentially all of our facilities are vulnerable to extreme conditions and natural disasters, increasing the risk of damage to our facilities and products. Those risks could also hinder our supply chain processes and limit our access to raw materials or our ability to fulfill orders for customers. Evolving governmental regulations to combat climate change risks would likely increase our costs for items including energy and transportation, which may prove disproportional to similar increases in costs experienced by competitors. We anticipate continually increasing regulatory focus, and any failure to comply with new environmental regulations and policies could result in reputational damage with our stakeholders, resulting in decreased demand for our products and lower than expected revenue.

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

We believe that our relations with our employees are good, and although none of our employees are currently covered by collective bargaining agreements, no assurances can be made that our employees will not elect to be represented by labor unions in the future, or that we will not experience conflicts with other groups representing employees, or our employees in general which could increase our labor costs.

Additionally, the employees of some of our customers and suppliers are unionized. Any strikes, other labor matters, or work stoppages experienced by our customers or suppliers may impact our ability to work on projects and, as a result, have an adverse effect on our business, financial position, results of operations, or cash flows.

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of SPP cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Over the past three years, steel prices have fluctuated significantly. Our average cost for a ton of steel was approximately $914 per ton in 2024, $994 per ton in 2023, and $1,174 per ton in 2022. In 2024, our monthly average steel purchasing costs ranged from a high of approximately $1,084 per ton to a low of approximately $777 per ton. This volatility can significantly affect our gross profit.

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

Risks Related to Our Financial Condition

We will need to substantially increase working capital if market conditions and customer order levels grow. If market conditions and SPP customer order levels were to dramatically increase, we would have to increase our working capital substantially, as it takes several months for project production to be translated into cash receipts. In general, our revolving loan borrowings and letters of credit are limited to the aggregate amount of $125 million, with an option for us to increase that amount by $50 million. As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $99 million. We may not have sufficient availability to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our debt obligations could have a material adverse effect on our business, financial condition, results of operations, or cash flows. We have financed our operations through cash flows from operations, available borrowings, and other financing arrangements. As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $14.5 million of long-term debt, $90.7 million of operating lease liabilities, and $6.8 million of finance lease liabilities. We could incur additional revolving loan borrowings under our credit agreement in the future to finance increases in working capital, share repurchases, mergers, acquisitions, and capital expenditures, fund negative operating cash flows, or for other corporate purposes. These borrowings could become significant in the future.

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

A portion of our indebtedness is subject to interest rate risk, which could cause our debt service obligations to increase significantly. Borrowings under our credit agreement and our long-term debt are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We have, and may in the future enter into additional, interest rate swaps for a portion of our variable rate debt whereby we exchange floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, any interest rate swaps into which we enter may not fully mitigate our interest rate risk and may expose us to higher total debt service cost in a declining rate environment.

Our failure to comply with covenants in our debt agreements could result in our indebtedness being immediately due and payable, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The agreements governing our debt include covenants that impose certain requirements with respect to our financial condition and results of operations and general business activities. These covenants place restrictions on, among other things, our ability to incur certain additional debt and to create liens or other encumbrances on assets. In addition, our obligations under our credit agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

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

Disruptions in the financial markets, including the banking industry, and a general economic slowdown could cause us to be unable to obtain financing, be impacted by declines in customer creditworthiness, and expose us to risks related to the overall macro-economic environment, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. The United States equity and credit markets, as well as certain financial institutions, have experienced significant price volatility, dislocations, and liquidity disruptions, which have caused market prices of many equities to fluctuate substantially, the spreads on prospective debt financings to widen considerably, and disruptions in select banking transactions. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in some cases have resulted in the unavailability of financing, even for companies who are otherwise qualified to obtain financing. These events may make it less likely that we will be able to obtain additional financing, may make it more difficult or prohibitively costly for us to raise capital through the issuance of debt or equity securities, which may prove necessary to execute our growth strategies, and may impact our customers’ creditworthiness.

Risks Related to Our Internal Control Over Financial Reporting

We have identified material weaknesses in internal control in prior years. As of December 31, 2022, a material weakness in our internal control over financial reporting related to the implementation of our ERP system for the acquisition of ParkUSA was identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. This material weakness was remediated as of December 31, 2023.

No material weaknesses were identified as of December 31, 2024. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We cannot guarantee that our share repurchase program of our common stock will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock and could diminish our cash reserves thereby impacting our ability to execute our growth strategy. On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. During the year ended December 31, 2024, we repurchased approximately 145,000 shares of our common stock and had $24.9 million remaining in share repurchase capacity as of December 31, 2024. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock.

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

We believe that cybersecurity is a critical part of our overall risk management profile, which is supported by both our management and our Board of Directors. We believe that we face the same external threats common to other participants in the infrastructure sectors, which include ransomware and malware attacks in addition to the risks brought on through the vendor supply chain. Through the leadership of our Vice President of Information Technology, who reports to our Chief Financial Officer, we continuously assess these threats and evaluate our landscape for new vulnerabilities, considering both for their probability of occurrence as well as their perceived potential impact. We supplement our risk assessment processes with robust third-party identification tools which we review routinely through the use of intrusion prevention and detection systems. We supplement our internal procedures with third parties, who routinely assess our network infrastructure for vulnerabilities both internal and external to our firewall. We also conduct periodic training and awareness programs for all of our employees with systems access in order to drive adoption and awareness of their critical roles in cybersecurity processes and controls.

The pace of change in approaches undertaken by cyber criminals requires that we strive for continuous improvement and constant monitoring of the broader landscape. In 2024 we adopted the cybersecurity framework of the National Institute of Standards and Technology (“NIST”), and worked to assess our adoption of the NIST cybersecurity framework against a group of peers. We believe that continued evaluation by external experts is the best means to ensure both the design and operational effectiveness of our cybersecurity policies, internal controls, and standards. Furthermore, these periodic reviews are critical to evaluate that we have the right people, technology, and processes to identify, prevent, and detect the activities of bad actors who desire to challenge the system continuity and functionality of the information technology we depend on to operate our business.

In addition to our prevention efforts, we also prepare for criminal infiltration through the evaluation of our incident response plan including table top exercises, which helps us assess our ability to react timely and effectively to various degrees of cybersecurity incidents. We believe our plan is well-designed and capable to manage an unforeseen breach including the eradication of the infiltrator from our networks. We carry cyber insurance to transfer the residual risk of an incident. We also work with our cyber insurance carrier to regularly refine our response procedures, which include the definition of internal and external communications channels to key stakeholders, as well as the identification of material breaches and the associated incident reporting up to senior management and our Board of Directors.

Our Board of Directors has charged the Audit Committee with the governance and oversight of this risk. Our committee charter requires quarterly reporting to our Audit Committee by our Vice President of Information Technology covering key cybersecurity accomplishments, planned enhancement activities, and monitoring observations of the threat environment. Board experience in risk assessment has been enhanced with certification achievements specific to cybersecurity risk, providing us with the appropriate oversight for this evolving threat.

As of the date of this report, we are not aware of any material breaches to our networks or computer systems that have materially affected or are reasonably likely to materially affect our execution of our business strategy, results of operations, or financial condition. We describe potential risks from cybersecurity threats under the heading “Our information technology systems can be negatively affected by cybersecurity threats,” in Part I — Item 1. “Risk Factors” of this 2024 Form 10‑K, which disclosures are incorporated herein by reference.

Item 2.	Properties

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

The following tables provide certain information about our operating facilities as of December 31, 2024:

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

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 15 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NWPX.”

Holders

There were 17 shareholders of record as of February 18, 2025. A substantially greater number of holders of our common stock are beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2024 Form 10‑K.

Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite of certain industry-based peer companies (“Peer Group”) selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The 2024 Peer Group is comprised of Badger Meter, Inc., Concrete Pumping Holdings, Inc., DMC Global Inc., L.B. Foster Company, Great Lakes Dredge & Dock Corporation, Insteel Industries, Inc., Lindsay Corporation, Luxfer Holdings, PLC, Mueller Water Products, Inc., NN, Inc., and Orion Group Holdings, Inc. The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

Concrete Pumping Holdings, Inc. and Great Lakes Dredge & Dock Corporation have been added in 2024 to offset a peer lost in 2023 to market consolidation. We also removed Ampco-Pittsburgh Corporation in 2024 due to what was perceived to be a sustained change in their valuation, resulting in less comparability to us and our peer group. We feel that the addition of these new peers are appropriate due to their similar market capitalization and their participation in concrete and water adjacent industries. The 2023 Peer Group is comprised of Ampco-Pittsburgh Corporation, Badger Meter, Inc., DMC Global Inc., L.B. Foster Company, Insteel Industries, Inc., Lindsay Corporation, Luxfer Holdings, PLC, Mueller Water Products, Inc., NN, Inc., and Orion Group Holdings, Inc.

	Indexed Return
	Northwest Pipe Company	Russell 2000 Index	2023 Peer Group	2024 Peer Group
December 31, 2019	$100.00	$100.00	$100.00	100.00
December 31, 2020	84.96	119.96	116.64	114.68
December 31, 2021	95.47	137.74	134.40	135.23
December 31, 2022	101.17	109.59	116.71	110.84
December 31, 2023	90.84	128.14	145.93	139.43
December 31, 2024	144.88	142.93	184.96	176.10

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2024.

Use of Proceeds from Registered Securities

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2024 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2024 Form 10‑K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. As of the date of this filing, our share repurchase transactions have only been conducted under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considered our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of our common stock. While our Rule 10b5‑1 trading plan was terminated in December 2024, we expect to consider share repurchase strategies under Rule 10b5‑1 trading plans at a future date.

Pursuant to our share repurchase program, no repurchases of our common stock were made during the three months ended December 31, 2024, and $24.9 million of the share repurchase authorization remained available for repurchases as of December 31, 2024.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I — Item 1A. “Risk Factors” or in other parts of this 2024 Form 10‑K. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2023 Compared to Year Ended December 31, 2022” and “Liquidity and Capital Resources” in our 2023 Form 10‑K, which was filed with the SEC on March 5, 2024, and which is incorporated herein by reference.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (SPP) and Precast Infrastructure and Engineered Systems (Precast). For detailed descriptions of these segments, see the “Our Segments” discussion in Part I — Item 1. “Business” of this 2024 Form 10‑K.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.5 million in December 2024 and December 2023, and the population of the United States is expected to increase by approximately 2 million people in 2025. While these two indicators point to a strong housing market, particularly in Texas and Utah which are two of the five fastest growing markets in the United States according to the November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 and the states in which our Precast manufacturing facilities are located, the current elevated federal funds rate could continue to temper demand for our precast products.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. While we experienced a relatively modest level of project bidding in 2023, 2024 has been an improved bidding environment and long-term demand for water infrastructure projects in the United States appears strong. Additionally, while our SPP business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the IIJA and the Inflation Reduction Act. According to the October 2024 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q4 2024, approximately $2 billion earmarked under the IIJA has currently been awarded to DWSRF recipients via subawards, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 33% of cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $914 per ton in 2024, compared to $994 in 2023 and $1,174 in 2022.

Economic uncertainty, including the impacts of threatened tariffs, raw material shortages, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. The extent of the impact of these broader economic forces on our business will depend on future developments, which cannot be predicted.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Year Ended		Year Ended		Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$337,945	68.6%	$296,381	66.7%	$307,572	67.2%
Precast Infrastructure and Engineered Systems	154,603	31.4	147,974	33.3	150,093	32.8
Total net sales	492,548	100.0	444,355	100.0	457,665	100.0
Cost of sales:
Engineered Steel Pressure Pipe	275,341	55.9	253,954	57.2	263,099	57.5
Precast Infrastructure and Engineered Systems	121,802	24.7	112,759	25.3	108,711	23.7
Total cost of sales	397,143	80.6	366,713	82.5	371,810	81.2
Gross profit:
Engineered Steel Pressure Pipe	62,604	12.7	42,427	9.5	44,473	9.7
Precast Infrastructure and Engineered Systems	32,801	6.7	35,215	8.0	41,382	9.1
Total gross profit	95,405	19.4	77,642	17.5	85,855	18.8
Selling, general, and administrative expense	47,161	9.6	43,784	9.9	41,034	9.0
Operating income	48,244	9.8	33,858	7.6	44,821	9.8
Other income (loss)	(213)	-	276	0.1	97	-
Interest expense	(5,660)	(1.2)	(4,855)	(1.1)	(3,568)	(0.8)
Income before income taxes	42,371	8.6	29,279	6.6	41,350	9.0
Income tax expense	8,165	1.7	8,207	1.8	10,201	2.2
Net income	$34,206	6.9%	$21,072	4.8%	$31,149	6.8%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net sales. Net sales increased 10.8% to $492.5 million in 2024 compared to $444.4 million in 2023.

SPP net sales increased 14.0% to $337.9 million in 2024 compared to $296.4 million in 2023 driven by a 33% increase in tons produced resulting from an improved bidding environment and changes in project timing, which was partially offset by a 14% decrease in selling price per ton due to a combination of lower raw materials costs and product mix. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 4.5% to $154.6 million in 2024 compared to $148.0 million in 2023 driven by a 28% increase in volume shipped, partially offset by a 15% decrease in selling prices due to changes in product mix.

Gross profit. Gross profit increased 22.9% to $95.4 million (19.4% of net sales) in 2024 compared to $77.6 million (17.5% of net sales) in 2023.

SPP gross profit increased 47.6% to $62.6 million (18.5% of SPP net sales) in 2024 compared to $42.4 million (14.3% of SPP net sales) in 2023 primarily due to increased volume and changes in product mix.

Precast gross profit decreased 6.9% to $32.8 million (21.2% of Precast net sales) in 2024 compared to $35.2 million (23.8% of Precast net sales) in 2023 primarily due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 7.7% to $47.2 million (9.6% of net sales) in 2024 compared to $43.8 million (9.9% of net sales) in 2023 primarily due to $3.9 million in higher incentive compensation and $1.2 million in higher compensation-related expenses, partially offset by $0.9 million in lower professional fees.

Income taxes. Income tax expense was $8.2 million in 2024 (an effective income tax rate of 19.3%) compared to $8.2 million in 2023 (an effective income tax rate of 28.0%). The effective income tax rate for 2024 was primarily impacted by reduction in uncertain income tax positions due to a lapse in statute of limitations for the year the position originated. The effective income tax rate for 2023 was primarily impacted by non-deductible permanent differences, accrued interest on uncertain income tax positions, and state franchise tax. The effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the years ended December 31, 2024, 2023, and 2022 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K and are further discussed below.

As of December 31, 2024, our working capital (current assets minus current liabilities) was $187.4 million compared to $176.3 million as of December 31, 2023. Cash and cash equivalents totaled $5.0 million and $4.1 million as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $14.5 million of outstanding long-term debt, $90.7 million of operating lease liabilities, and $6.8 million of finance lease liabilities. As of December 31, 2023, we had $54.5 million of outstanding revolving loan borrowings, $10.8 million of outstanding current debt, $90.2 million of operating lease liabilities, and $7.5 million of finance lease liabilities. For future maturities of these obligations, see Notes 6, 7, 8, and 9 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K.

Due to the uncertainty with respect to the timing of future cash flows associated with our approximately $2.5 million in unrecognized tax benefits as of December 31, 2024, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. For further information, see Note 17 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $55.1 million in 2024 compared to $53.5 million in 2023. Net income, adjusted for non-cash items, provided $54.4 million of operating cash flow in 2024 compared to $41.5 million of operating cash flow in 2023. The net change in working capital provided $0.7 million of operating cash flow in 2024 compared to $12.0 million of operating cash flow in 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $20.7 million in 2024 compared to $20.4 million in 2023. Capital expenditures were $20.8 million in 2024 compared to $18.3 million in 2023, which includes $2.0 million in 2024 and $2.8 million in 2023 of investment in our new reinforced concrete pipe mill, $5.4 million in 2024 and approximately $0 in 2023 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2025 to be approximately $18 million to $22 million, which includes approximately $2 million of investment in our new reinforced concrete pipe mill and the remainder primarily for standard capital replacement. The $2.7 million payment of the working capital adjustment for the 2021 acquisition of Park Environmental Equipment, LLC was made in the second quarter of 2023.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $33.4 million in 2024 compared to $32.7 million in 2023. Net repayments on the line of credit were $29.8 million in 2024 compared to $29.2 million in 2023. Net borrowings on other debt were $3.7 million in 2024. There were no borrowings or repayments on other debt in 2023. Repurchases of common stock were $4.4 million in 2024 compared to $0.7 million in 2023.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under our credit agreement and other loans will be adequate to fund our working capital, debt service, capital expenditure requirements, and share repurchases for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding.

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2024 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2024 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker, D.A. Davidson Companies. As of the date of this filing, our share repurchase transactions have only been conducted under the Rule 10b5‑1 trading plan we executed in November 2023, which we believe considered our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. Our Rule 10b5‑1 trading plan designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of our common stock. While our Rule 10b5‑1 trading plan was terminated in December 2024, we expect to consider share repurchase strategies under Rule 10b5‑1 trading plans at a future date. For a summary of shares repurchased during the fourth quarter of 2024, see “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II — Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this 2024 Form 10‑K. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2024 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of December 31, 2024 under the Amended Credit Agreement, we had $24.7 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $99 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2024, the weighted-average interest rate for outstanding borrowings was 6.68%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of December 31, 2024 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of December 31, 2024, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of December 31, 2024, the outstanding balance of the term loan was $14.5 million and the weighted-average interest rate for outstanding borrowings was 6.90%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2024 Form 10‑K.

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

Revenue Recognition

SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of our right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract. Contract costs include all material, labor, and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract requires judgment and are reviewed on a monthly basis by project management, operations, and cost accounting personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel. Judgment is required in estimating total costs which primarily include labor costs and productivity, and cost and availability of materials, and which could be influenced by inflationary trends, supplier performance, or asset utilization, amongst other factors. We use certain assumptions and develop estimates based on a number of considerations, including the degree of required product customization, our historical experience, the project plans, and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Precast revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers which is generally at the time of shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for the products. All variable considerations that may affect the total transaction price, including contractual discounts, returns, and credits are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management’s judgment. Our contracts do not contain significant financing.

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

Steel typically makes up approximately 33% of SPP’s project costs. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is contracted.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2024 and 2023, we had $39.1 million and $65.2 million, respectively, of variable-rate debt outstanding. We have managed a portion of our variable-rate debt with interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed-rate debt. The principal objective of these contracts is to reduce the variability of the cash flows in interest payments associated with a portion of our variable-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for these contracts.

As of December 31, 2024 and 2023, the total notional amount of the interest rate swaps was $30.0 million and $19.7 million, respectively. We receive floating interest payments monthly based on variable rates and pay fixed rates to the counterparties.

Assuming average interest rates and borrowings on variable-rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our interest expense in 2024 or 2023.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not our functional currency. As of December 31, 2024, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar, Mexican Peso, and European Euro.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2024, the total notional amount of the foreign currency forward contracts was $4.5 million (CAD$6.5 million) and $1.1 million (EUR€1.1 million), which included $3.4 million (CAD$4.8 million) and $1.1 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2024, our foreign currency forward contracts mature at various dates through May 2026. As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges.

A hypothetical 10% change in the Canadian Dollar, Mexican Peso, or European Euro foreign currency exchange rates would not have a material impact on our reported net income in 2024 or 2023.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-32 at the end of this 2024 Form 10‑K. The financial statement schedule required by this item is included on page S‑1.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on their evaluation, as of December 31, 2024, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows:

On December 3, 2024, Aaron Wilkins, our Senior Vice President, Chief Financial Officer, and Corporate Secretary, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Wilkins’ Rule 10b5‑1 trading arrangement provides for the potential sale of up to 6,000 shares of our common stock between March 4, 2025 and April 30, 2025, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Wilkins’ Rule 10b5‑1 trading arrangement.

On December 6, 2024, Megan Kendrick, our Vice President of Human Resources, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Ms. Kendrick’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 3,500 shares of our common stock between March 17, 2025 and December 31, 2025, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Ms. Kendrick’s Rule 10b5‑1 trading arrangement.

On December 16, 2024, Scott Montross, our Director, President, and Chief Executive Officer, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Montross’ Rule 10b5‑1 trading arrangement provides for the potential sale of up to 12,000 shares of our common stock between March 20, 2025 and June 30, 2025, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Montross’ Rule 10b5‑1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S‑K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S‑K (to the extent required) is hereby incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the caption Nominees and Continuing Directors.

The following table lists our executive officers and each of their ages and positions as of December 31, 2024.

Name	Age	Current Position with Northwest Pipe Company
Scott Montross	59	Director, President, and Chief Executive Officer
Aaron Wilkins	50	Senior Vice President, Chief Financial Officer, and Corporate Secretary
Miles Brittain	61	Executive Vice President
Eric Stokes	53	Senior Vice President and General Manager of Engineered Steel Pressure Pipe
Michael Wray	51	Senior Vice President and General Manager of Precast Infrastructure and Engineered Systems
Megan Kendrick	48	Vice President of Human Resources

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

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website in the Corporate Governance area of the Investor Relations section. None of the material on our website is part of this 2024 Form 10‑K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8‑K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S‑K is hereby incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the caption Corporate Governance.

Insider Trading Policies and Procedures

We have an Insider Trading Policy that governs the purchase and sale or other dispositions of our securities by us, our directors, officers, and employees, that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2024 Form 10‑K.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions Executive Compensation Discussion and Analysis, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b)	(c)

Equity compensation plans approved by security holders	240,071	$-	591,806
Equity compensation plans not approved by security holders (2)	-	-	-
Total	240,071	$-	591,806

(1)

Consists of performance share awards and restricted stock unit awards under our 2022 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S‑K is included in our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Nominees and Continuing Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders under the caption Disclosure of Fees Paid to Independent Registered Public Accounting Firm.

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

3.1

Second Restated Articles of Incorporation, incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022

3.2

First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S‑3, as amended, as filed with the Securities and Exchange Commission on October 20, 2006, Commission Registration No. 333‑137923

3.3	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 19, 2023

4.1

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 3, 2020

Exhibit Number	Description

10.1

Northwest Pipe NQ Retirement Savings Plan, dated July 1, 1999, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 11, 2000*

10.2

Amended and Restated Change in Control Agreement between Scott Montross and Northwest Pipe Company dated August 1, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016, as filed with the Securities and Exchange Commission on August 3, 2016*

10.3

Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Aaron Wilkins, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2020*

10.4

Change in Control Agreement dated June 10, 2021 between Northwest Pipe Company and Miles Brittain, incorporated by reference to the Company’s Current Report on Form 8‑K/A, as filed with the Securities and Exchange Commission on June 11, 2021*

10.5

Credit Agreement dated June 30, 2021 by and among Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Northwest Pipe Company, NWPC, LLC, and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.6

Guaranty and Security Agreement dated June 30, 2021 among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Permalok Corporation, Thompson Tank Holdings, Inc., WTG Holding U.S., Inc., Bolenco Corporation, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 7, 2021

10.7

Incremental Amendment dated October 22, 2021 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on October 28, 2021

10.8

Northwest Pipe Company 2022 Stock Incentive Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 28, 2022*

10.9

Second Amendment to Credit Agreement dated April 29, 2022 by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on May 6, 2022

10.10	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022*

10.11	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on June 23, 2022*

10.12	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 12, 2022

Exhibit Number	Description

10.13	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023*

10.14	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023*

10.15	Third Amendment to Credit Agreement dated as of June 29, 2023, by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 3, 2023**

10.16	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2024*

10.17	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2024*

10.18	Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Eric Stokes, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 2, 2024*

10.19	Change in Control Agreement dated December 9, 2021 between Northwest Pipe Company and Michael Wray, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 2, 2024*

10.20	Term loan agreement dated October 28, 2024 by and between Wells Fargo Equipment Finance, Inc. and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission on October 31, 2024

19.1	Insider Trading Policy, filed herewith

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Moss Adams LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

97.1	Incentive Compensation Recovery Policy, incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 5, 2024

Exhibit Number	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Northwest Pipe Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Pipe Company and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Revenue Recognition – Estimated Direct Costs to Complete a Contract

As presented in the consolidated statement of operations and described in Notes 2 and 16 to the consolidated financial statements, the Company’s consolidated revenues were $492.5 million for the year ended December 31, 2024. Revenue of $337.9 million was derived from contracts where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the direct costs incurred to date as a percentage of the total estimated direct costs at completion are used to calculate revenue. Total estimated direct costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a contract.

Based on the high degree of subjectivity involved in the determination of estimated direct costs to complete a contract, which in turn led to a high degree of auditor effort and subjectivity in performing procedures and evaluating audit evidence, we have identified these estimates as a critical audit matter. Changes in these estimates could have significant impact on both the timing and amount of contract revenues to be recognized.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the estimated direct costs to complete a contract included the following, among others:

•	Evaluating the design and operating effectiveness of internal controls related to the Company’s estimated direct costs to complete a contract. This included testing controls over the Company’s review of monthly changes in the estimated direct costs to complete a contract.
•	Testing a selection of contracts based on earned revenues for the year ended December 31, 2024, which included comparing the initial estimated direct costs to complete a contract to initial quotes and bid documentation.
•	Assessing the reasonableness of management’s estimated direct costs to complete a contract by performing a lookback analysis comparing margins and estimated direct costs to complete on contracts in process as of December 31, 2023, that were completed or in process during the year ended December 31, 2024.

/s/ Moss Adams LLP

Portland, Oregon

February 27, 2025

We have served as the Company’s auditor since 2016.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Net sales	$492,548	$444,355	$457,665
Cost of sales	397,143	366,713	371,810
Gross profit	95,405	77,642	85,855
Selling, general, and administrative expense	47,161	43,784	41,034
Operating income	48,244	33,858	44,821
Other income (loss)	(213)	276	97
Interest expense	(5,660)	(4,855)	(3,568)
Income before income taxes	42,371	29,279	41,350
Income tax expense	8,165	8,207	10,201
Net income	$34,206	$21,072	$31,149

Net income per share:
Basic	$3.45	$2.11	$3.14
Diluted	$3.40	$2.09	$3.11

Shares used in per share calculations:
Basic	9,916	9,991	9,914
Diluted	10,066	10,081	10,012

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$34,206	$21,072	$31,149

Other comprehensive income (loss), net of tax:
Pension liability adjustment	274	339	(45)
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	23	(107)	289
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(171)	(403)	649
Other comprehensive income (loss), net of tax	126	(171)	893

Comprehensive income	$34,332	$20,901	$32,042

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,007	$4,068
Trade and other receivables, net of allowance of $242 and $121	66,946	47,645
Contract assets	103,422	120,516
Inventories	79,770	91,229
Prepaid expenses and other	7,343	9,026
Total current assets	262,488	272,484
Property and equipment, net	150,456	143,955
Operating lease right-of-use assets	87,747	88,155
Goodwill	55,504	55,504
Intangible assets, net	27,041	31,074
Other assets	6,417	6,709
Total assets	$589,653	$597,881

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$-	$10,756
Current portion of long-term debt	2,994	-
Accounts payable	27,783	31,142
Accrued liabilities	28,172	27,913
Contract liabilities	11,197	21,450
Current portion of operating lease liabilities	4,987	4,933
Total current liabilities	75,133	96,194
Borrowings on line of credit	24,677	54,485
Long-term debt	11,476	-
Operating lease liabilities	85,744	85,283
Deferred income taxes	8,297	10,942
Other long-term liabilities	10,323	10,617
Total liabilities	215,650	257,521

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,918,711 and 9,985,580 shares issued and outstanding as of December 31, 2024 and 2023, respectively	99	100
Additional paid-in-capital	128,407	129,095
Retained earnings	246,331	212,125
Accumulated other comprehensive loss	(834)	(960)
Total stockholders’ equity	374,003	340,360
Total liabilities and stockholders’ equity	$589,653	$597,881

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2021	9,870,567	$99	$125,062	$159,904	$(1,682)	$283,383
Net income	-	-	-	31,149	-	31,149
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $14	-	-	-	-	(45)	(45)
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $95	-	-	-	-	289	289
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $213	-	-	-	-	649	649
Issuance of common stock under stock compensation plans, net of tax withholdings	56,793	-	(853)	-	-	(853)
Share-based compensation expense	-	-	3,702	-	-	3,702
Balances, December 31, 2022	9,927,360	99	127,911	191,053	(789)	318,274
Net income	-	-	-	21,072	-	21,072
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $110	-	-	-	-	339	339
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $45	-	-	-	-	(107)	(107)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $134	-	-	-	-	(403)	(403)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Repurchase of common stock	(28,616)	-	(835)	-	-	(835)
Share-based compensation expense	-	-	3,672	-	-	3,672
Balances, December 31, 2023	9,985,580	100	129,095	212,125	(960)	340,360
Net income	-	-	-	34,206	-	34,206
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $89	-	-	-	-	274	274
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $21	-	-	-	-	23	23
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $55	-	-	-	-	(171)	(171)
Issuance of common stock under stock compensation plans, net of tax withholdings	78,021	-	(1,449)	-	-	(1,449)
Repurchase of common stock	(144,890)	(1)	(4,300)	-	-	(4,301)
Share-based compensation expense	-	-	5,061	-	-	5,061
Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$34,206	$21,072	$31,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	15,038	11,616	12,664
Amortization of intangible assets	4,033	4,190	4,439
Deferred income taxes	(4,684)	(172)	514
Share-based compensation expense	5,061	3,672	3,702
Gain on insurance proceeds	-	(466)	-
Other, net	728	1,547	(286)
Changes in operating assets and liabilities:
Trade and other receivables	(19,968)	23,775	(19,346)
Contract assets, net	6,840	5,256	225
Inventories	11,459	(20,200)	(11,378)
Prepaid expenses and other assets	6,094	5,241	3,381
Accounts payable	(3,447)	4,704	(5,826)
Accrued and other liabilities	(309)	(6,780)	(1,698)
Net cash provided by operating activities	55,051	53,455	17,540

Cash flows from investing activities:
Purchases of property and equipment	(20,799)	(18,291)	(22,829)
Payment of working capital adjustment in acquisition of business	-	(2,731)	-
Proceeds from insurance	-	431	-
Purchases of intangible assets	-	-	(327)
Other investing activities	63	219	106
Net cash used in investing activities	(20,736)	(20,372)	(23,050)

Cash flows from financing activities:
Borrowings on line of credit	171,329	155,398	177,634
Repayments on line of credit	(201,137)	(184,609)	(180,699)
Borrowings on other debt	4,244	-	10,756
Payments on other debt	(500)	-	-
Payments on finance lease liabilities	(1,419)	(826)	(597)
Tax withholdings related to net share settlements of equity awards	(1,449)	(1,652)	(853)
Repurchase of common stock	(4,429)	(707)	-
Other financing activities	(15)	(300)	(47)
Net cash provided by (used in) financing activities	(33,376)	(32,696)	6,194
Change in cash and cash equivalents	939	387	684
Cash and cash equivalents, beginning of period	4,068	3,681	2,997
Cash and cash equivalents, end of period	$5,007	$4,068	$3,681

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2024	2023	2022

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$5,878	$4,660	$3,170
Cash paid during the period for income taxes, net of refunds of $444, $145, and $23	9,023	5,911	13,774

Noncash investing and financing activities:
Accrued property and equipment purchases	$872	$656	$1,314
Accrued payment for repurchase of common stock	-	128	-
Accrued consideration in acquisition of business	-	-	1,820
Right-of-use assets obtained in exchange for finance lease liabilities	1,130	5,270	1,466
Right-of-use assets obtained in exchange for operating lease liabilities	4,057	952	568

The accompanying notes are an integral part of these consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 19, “Segment Information” for detailed descriptions of these segments.

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

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates all of its estimates, including those related to business combinations, allowance for credit losses, inventories, property and equipment (including depreciation and valuation), goodwill, intangible assets (including amortization), revenue recognition, share-based compensation, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (“book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statements of Cash Flows. The Company had no book overdraft as of December 31, 2024 and $1.8 million as of December 31, 2023.

Receivables and Allowance for Credit Losses

Trade receivables are reported on the Consolidated Balance Sheets net of an allowance for credit losses. The Company provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount expected to be collected, resulting from the inability of its customers to make required payments or from contract disputes. The amount of the allowance for credit losses is based on historical experience, customer specific circumstances, and current economic conditions. The Company will write down or write off a receivable account once the account is deemed uncollectible.

Contract Assets and Contract Liabilities

Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts. These amounts will be billed based on the terms of the contracts, which can include certain milestones, partial shipments, or completion of the contracts. Payment terms of amounts billed vary based on the customer, but are typically due within 30 days of invoicing. Contract liabilities represent advance billings on contracts, typically for purchased steel.

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

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred, and costs of new equipment and buildings, as well as costs of expansions or refurbishment of existing equipment and buildings, including interest where applicable, are capitalized. Depreciation and amortization are determined by the units of production method for most equipment and by the straight-line method for the remaining assets based on the estimated useful lives of the related assets. Estimated useful lives by major classes of property and equipment are as follows: Land improvements (15 – 30 years); Buildings (20 – 40 years); Leasehold improvements (5 – 30 years); and Machinery and equipment (3 – 30 years). Depreciation expense calculated under the units of production method may be less than, equal to, or greater than depreciation expense calculated under the straight-line method due to variances in production levels. Upon disposal, costs and related accumulated depreciation of the assets are removed from the accounts and resulting gains or losses are reflected in operating expenses. The Company leases certain equipment under long-term finance leases, which are being amortized on a straight-line basis over the shorter of its useful life or the lease term, if no purchase option exists. A finance lease that contains a purchase option that the Company is reasonably certain will be exercised is amortized over its useful life.

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

Intangible Assets

Intangible assets consist primarily of customer relationships, trade names and trademarks, and patents recorded as the result of acquisition activity. Intangible assets are amortized using the straight-line method over estimated useful lives ranging from 10 to 21 years.

Workers Compensation

The Company is self-insured and maintains high deductible policies for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2024 and 2023, workers compensation reserves recorded were $1.9 million and $2.2 million, respectively, of which $0.5 million and $1.3 million, respectively, were included in Accrued liabilities and $1.4 million and $0.9 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities as of December 31, 2024 and 2023 includes accrued bonus of $9.6 million and $5.2 million, respectively, accrued vacation of $3.8 million and $3.5 million, respectively, and accrued sales tax of $2.6 million and $5.3 million, respectively.

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

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity. For the years ended December 31, 2024, 2023 and 2022, net foreign currency transaction gains (losses) of ($0.4) million, $0.4 million, and $0.5 million, respectively, were recognized in earnings.

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

SPP revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of the Company’s right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract. Contract costs include all material, labor, and other direct costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts, included in Accrued liabilities, are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Precast revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers which is generally at the time of shipment, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. All variable considerations that may affect the total transaction price, including contractual discounts, returns, and credits, are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management’s judgment. The Company’s contracts do not contain significant financing.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and unrecognized actuarial gains and losses of the defined benefit pension plans, both net of the related income tax effect.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022

Net income	$34,206	$21,072	$31,149

Basic weighted-average common shares outstanding	9,916	9,991	9,914
Effect of potentially dilutive common shares (1)	150	90	98
Diluted weighted-average common shares outstanding	10,066	10,081	10,012

Net income per common share
Basic	$3.45	$2.11	$3.14
Diluted	$3.40	$2.09	$3.11

(1)	There were no antidilutive shares for the years ended December 31, 2024, 2023, or 2022.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, interest rate swaps, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2024, one customer had a balance in excess of 10% of total accounts receivable, and a different customer had a balance in excess of 10% of total accounts receivable as of December 31, 2023. Foreign currency forward contracts and interest rate swaps are with a high-quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

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

In November 2023, the FASB issued ASU No. 2023‑07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023‑07”) which requires disclosure of incremental segment information, primarily through enhanced disclosures about significant segment expenses, on an annual and interim basis for all public entities. The Company adopted ASU 2023‑07 for its 2024 annual reporting and applied ASU 2023‑07 retrospectively to all prior periods presented in the notes to the consolidated financial statements.

Recent Accounting Standards

In October 2023, the FASB issued ASU No. 2023‑06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023‑06”) which incorporates certain Securities and Exchange Commission (“SEC”) disclosure requirements into the Accounting Standards Codification. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S‑X or S‑K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to Regulations S‑X and S‑K, it does not expect a material impact to its consolidated financial statements or disclosures from adoption of this guidance.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses” (“ASU 2024‑03”) which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements. ASU 2024‑03 is required to be applied prospectively, and will be effective for the Company’s 2027 annual reporting and for interim periods beginning in 2028. Early adoption and retrospective application are permitted. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.

3.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2024	2023

Raw materials	$54,024	$68,110
Work-in-process	1,008	8,912
Finished goods	22,204	11,911
Supplies	2,534	2,296
Total inventories	$79,770	$91,229

4.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023

Land and improvements	$25,633	$25,064
Buildings	55,900	54,036
Leasehold improvements	3,446	3,182
Machinery and equipment	163,194	155,278
Equipment under finance lease	8,830	8,519
	257,003	246,079
Less accumulated depreciation and amortization	(139,221)	(126,359)
	117,782	119,720
Construction in progress	32,674	24,235
Property and equipment, net	$150,456	$143,955

All property and equipment is located in the United States, except for $17.9 million and $18.2 million of net property and equipment which is located in Mexico as of December 31, 2024 and 2023, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company has recorded goodwill of $55.5 million as of December 31, 2024 and 2023 in connection with its business acquisitions within the Precast segment. The Company performed its annual goodwill impairment test as of November 30, 2024, utilizing a qualitative analysis, and did not identify that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. It is possible that future changes in circumstances, judgments, or assumptions, including prolonged economic weakness or unexpected significant declines in Precast operating results or projections, may result in goodwill impairment charges in the future.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2024
Customer relationships	$27,831	$(10,025)	$17,806
Trade names and trademarks	12,825	(4,979)	7,846
Patents	1,627	(238)	1,389
Total	$42,283	$(15,242)	$27,041

As of December 31, 2023
Customer relationships	$27,831	$(7,315)	$20,516
Trade names and trademarks	12,825	(3,734)	9,091
Patents	1,627	(160)	1,467
Total	$42,283	$(11,209)	$31,074

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2025	$4,033
2026	4,033
2027	4,033
2028	4,033
2029	3,958
Thereafter	6,951
Total amortization expense	$27,041

6.	CURRENT DEBT:

The Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 (together, the “IFA”), provided for aggregate interim funding advances up to $10.8 million of equipment purchased for a new reinforced concrete pipe mill, and was converted into a term loan in October 2024. See Note 8, “Long-term Debt”, for additional information. As of December 31, 2023, the outstanding balance of the IFA was $10.8 million, which was classified as a current liability since there was not a firm commitment for long-term debt financing. As of December 31, 2023, the IFA bore interest at the term Secured Overnight Finance Rate (“SOFR”) plus 1.75%, and the weighted-average interest rate for outstanding borrowings was 7.08%. The IFA required monthly payments of accrued interest and granted a security interest in the equipment to WFEF. Effective November 2, 2023, the IFA required the Company to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) (as defined in the IFA) of at least $35 million for the four consecutive fiscal quarters most recently ended.

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

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated EBITDA (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2024.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Interest expense from revolving loan borrowings, current debt, long-term debt, and finance leases was $5.7 million, net of amounts capitalized of $1.0 million in 2024, $4.9 million, net of amounts capitalized of $0.5 million in 2023, and $3.6 million, net of a nominal amount capitalized in 2022.

Line of Credit (Revolving and Swingline Loans)

As of December 31, 2024 under the Amended Credit Agreement, the Company had $24.7 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $99 million. As of December 31, 2023 under the Amended Credit Agreement, the Company had $54.5 million of outstanding revolving loan borrowings and $1.1 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2024 and 2023, the weighted-average interest rate for outstanding borrowings was 6.68% and 7.43%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

8.	LONG-TERM DEBT:

On October 28, 2024, the Company converted the outstanding balance of the IFA into a $15 million term loan with WFEF that was used to fund the Company’s new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average (as defined in the term loan) plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill equipment. As of December 31, 2024, the outstanding balance of the term loan was $14.5 million and the weighted-average interest rate for outstanding borrowings was 6.90%. The term loan may be prepaid in full at any time provided that the Company pays a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Future principal payments of long-term debt are as follows (in thousands):

Year ending December 31,
2025	$3,000
2026	3,000
2027	3,000
2028	3,000
2029	2,500
Total future principal payments	14,500
Less: Unamortized debt issuance costs	(30)
Less: Current portion of long-term debt	(2,994)
Long-term debt, net of current portion	$11,476

9.	LEASES:

The following table summarizes the Company’s leases recorded on the Consolidated Balance Sheets (in thousands):

	December 31,
	2024	2023
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$6,497	$7,092
Operating leases	87,747	88,155
Total right-of-use assets	$94,244	$95,247

Lease liabilities:
Finance leases	$6,824	$7,481
Operating leases	90,731	90,216
Total lease liabilities	$97,555	$97,697

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $2.3 million and $1.4 million as of December 31, 2024 and 2023, respectively.

Lease cost consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$1,356	$795	$577
Interest on lease liabilities	488	266	148
Operating lease cost	7,882	7,765	7,770
Short-term lease cost	1,481	1,402	1,000
Variable lease cost	494	313	251
Total lease cost	$11,701	$10,541	$9,746

The future payments of lease liabilities as of December 31, 2024 are as follows (in thousands):

	Finance Leases	Operating Leases

2025	$2,171	$7,250
2026	2,092	6,924
2027	1,859	6,524
2028	1,392	6,655
2029	320	6,440
Thereafter	-	80,565
Total lease payments	7,834	114,358
Amount representing interest	(1,010)	(23,627)
Present value of lease liabilities	6,824	90,731
Current portion of lease liabilities (1)	(1,741)	(4,987)
Long-term lease liabilities (2)	$5,083	$85,744

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	December 31,
	2024	2023
Weighted-average remaining lease term (years)
Finance leases	3.39	3.90
Operating leases	16.51	16.73
Weighted-average discount rate
Finance leases	7.06%	6.93%
Operating leases	2.54%	2.17%

The following table presents other information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(488)	$(266)	$(148)
Operating cash flows from operating leases	(7,121)	(6,930)	(6,818)
Financing cash flows from finance leases	(1,419)	(826)	(597)
Right-of-use assets obtained in exchange for finance lease liabilities	1,130	5,270	1,466
Right-of-use assets obtained in exchange for operating lease liabilities	4,057	952	568

10.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2024
Financial assets:
Deferred compensation plan	$3,784	$3,282	$502	$-
Foreign currency forward contracts	143	-	143	-
Interest rate swaps	187	-	187	-
Total financial assets	$4,114	$3,282	$832	$-

Financial liabilities:
Foreign currency forward contracts	$(6)	$-	$(6)	$-
Interest rate swaps	(88)	-	(88)	-
Total financial liabilities	$(94)	$-	$(94)	$-

As of December 31, 2023
Financial assets:
Deferred compensation plan	$3,912	$3,391	$521	$-
Foreign currency forward contracts	42	-	42	-
Interest rate swaps	326	-	326	-
Total financial assets	$4,280	$3,391	$889	$-

Financial liabilities:
Foreign currency forward contracts	$(115)	$-	$(115)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, accrued liabilities, and current debt approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of the Company’s long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for the Company’s existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of December 31, 2024, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

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

As of December 31, 2024, the total notional amount of the foreign currency forward contracts was $4.5 million (CAD$6.5 million) and $1.1 million (EUR€1.1 million), which included $3.4 million (CAD$4.8 million) and $1.1 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2023, the total notional amount of the foreign currency forward contracts was $5.1 million (CAD$6.7 million) and $1.2 million (EUR€1.1 million), which included $4.9 million (CAD$6.4 million) and $1.2 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2024, the Company’s foreign currency forward contracts mature at various dates through May 2026 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt and are designated as cash flow hedges. For the first cash flow hedge, the Company received floating interest payments monthly based on SOFR and paid a fixed rate of 1.941% to the counterparty on the total notional amount of $6.7 million as of December 31, 2023, which amortized ratably on a monthly basis to zero by the April 2024 maturity date. For the second cash flow hedge, beginning April 3, 2023, the Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $10.0 million and $13.0 million as of December 31, 2024 and 2023, respectively, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date. For the third cash flow hedge, beginning June 30, 2024, the Company receives floating interest payments monthly based on SOFR and pays a fixed rate of 5.10% to the counterparty on the total notional amount of $20.0 million as of December 31, 2024, which amortized ratably on a monthly basis to $20 million through December 2024, and matures in June 2025.

The following table summarizes the gains (losses) recognized on derivatives in the Consolidated Financial Statements (in thousands):

	Year Ended December 31,
	2024	2023	2022
Foreign currency forward contracts:
Net sales	$238	$(708)	$660
Property and equipment	(43)	(109)	(680)

Interest rate swaps:
Interest expense	319	719	39
Total	$514	$(98)	$19

As of December 31, 2024, unrealized pretax gains on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.1 million, of which approximately $0 is expected to be reclassified to Interest expense within the next twelve months as a result of underlying hedged transactions also being recorded in this line item. See Note 18, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

12.	STOCKHOLDERS’ EQUITY:

Share Repurchase Program

On November 2, 2023, the Company announced its authorization of a share repurchase program of up to $30 million of its outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions administered by its broker, D.A. Davidson Companies. As of the date of this filing, the Company’s share repurchase transactions have only been conducted under the Rule 10b5‑1 trading plan it executed in November 2023, which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of its common stock. The Company’s Rule 10b5‑1 trading plan was terminated in December 2024.

During the years ended December 31, 2024 and 2023, the Company repurchased approximately 145,000 shares and 29,000 shares, respectively, of the Company’s common stock for an aggregate amount of $4.3 million and $0.8 million, respectively. There were no share repurchases authorized during the year ended December 31, 2022. As of December 31, 2024, $24.9 million of the share repurchase authorization remained available for repurchases under this program.

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

As of December 31, 2024 and 2023, the Company had recorded, in accordance with the actuarial valuations, an accrued pension asset of $0.9 million and $0.5 million, respectively, in Other long-term assets, and an unrecognized actuarial loss, net of tax, of $0.9 million and $1.2 million, respectively, in Accumulated other comprehensive loss. Additionally, as of December 31, 2024 and 2023, the projected and accumulated benefit obligation was $4.3 million and $4.6 million, respectively, and the fair value of plan assets was $5.2 million and $5.1 million, respectively.

The net periodic benefit cost was approximately $0, approximately $0, and $0.1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively. The weighted-average discount rates used to measure the projected benefit obligation were 5.33% and 4.69% as of December 31, 2024 and 2023, respectively.

The plan assets are invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and are therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.00% as of December 31, 2024 and 2023.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. As of December 31, 2024 and 2023, deferred compensation plan balances of $3.8 million and $3.9 million, respectively, were recorded in Other assets and Other long-term liabilities.

Total expense for all retirement plans for the years ended December 31, 2024, 2023, and 2022 was $2.6 million, $2.5 million, and $2.2 million, respectively, and is primarily related to the defined contribution plan.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2024	2023	2022

Cost of sales	$1,511	$1,027	$1,320
Selling, general, and administrative expense	3,550	2,645	2,382
Total	$5,061	$3,672	$3,702

There were 591,806 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2024, assuming the outstanding PSAs vest at the target level of 100%.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2023	226,391	$29.66
RSUs and PSAs granted	120,143	34.68
Unvested RSUs and PSAs canceled	(3,197)	29.15
RSUs and PSAs vested (2)	(103,266)	30.35
Unvested RSUs and PSAs as of December 31, 2024	240,071	31.89

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on April 1, 2024, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 123% for the 2021-2023 performance period, 110% for the 2022-2023 performance period, and 90% for the 2023 performance period.

The unvested balance of RSUs and PSAs as of December 31, 2024 includes approximately 180,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0 - 200%.

The weighted-average grant date fair value of RSUs and PSAs granted during the years ended December 31, 2024, 2023, and 2022 was $34.68, $28.41, and $30.68, respectively. The total fair value of RSUs and PSAs vested during the years ended December 31, 2024, 2023, and 2022 was $4.1 million, $4.4 million, and $2.4 million, respectively.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of December 31, 2024, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $3.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

For the years ended December 31, 2024, 2023, and 2022, stock awards of 14,424 shares, 15,904 shares, and 11,380 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $33.27 in 2024, $29.51 in 2023, and $30.75 in 2022.

15.	COMMITMENTS AND CONTINGENCIES:

Portland Harbor Superfund Site

In 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties (“PRPs”) known as the Lower Willamette Group, under agreement with the EPA. The EPA finalized the remedial investigation report in 2016, and the feasibility study in 2016, which identified multiple remedial alternatives. In 2017, the EPA issued its Record of Decision (“ROD”) selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion at net present value and 13 years to complete. These costs are likely to increase given remediation will not be implemented for several years. In November 2024, the Company was one of approximately 60 PRPs to receive a Special Notice Letter from the EPA. The terms of the letter are confidential, however the EPA has publicly recommended that recipients coordinate their responses in groups. The agency also expressed its intent is to obtain a commitment from named PRPs of their intent to negotiate towards a Consent Decree that is aligned with the ROD. The EPA has commented that it continues to expect settlement negotiations to take approximately two years, and it has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 PRPs. Because of the large number of PRPs and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no liability has been recorded as of the date of this filing.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies, and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged PRPs to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment. The Company has not assumed any additional payment obligations or liabilities with the participation with the NRDA, nor does the Company expect to incur significant future costs in the resolution of the NRDA.

In 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the PRPs including the Company to recover costs related to their own injury assessment and compensation for natural resources damages. The case has been stayed until 2025, and the Company does not have sufficient information at this time to determine the likelihood of a loss in this matter or the amount of damages that could be allocated to the Company.

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

Commitments

As of December 31, 2024, the Company’s commitments include approximately $1.1 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill which remained unpaid as of December 31, 2024.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of December 31, 2024. The letters of credit relate to workers’ compensation insurance and a public improvement project.

16.	REVENUE:

Net sales by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales by geographic region:
United States	$475,105	$420,925	$423,961
Canada	17,443	23,430	33,704
Total	$492,548	$444,355	$457,665

No SPP customer accounted for more than 10% of total net sales for the year ended December 31, 2024. One SPP customer accounted for 10% and 12% of total net sales for the years ended December 31, 2023 and 2022, respectively. No Precast customer accounted for more than 10% of total net sales for the years ended December 31, 2024, 2023, and 2022.

Net revisions in contract estimates resulted in an increase (decrease) in SPP net sales of $4.5 million, ($1.1) million, and ($0.6) million for the years ended December 31, 2024, 2023, and 2022, respectively.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Year Ended December 31,
	2024	2023	2022

Over time	$337,945	$296,381	$307,572
Point in time	154,603	147,974	150,093
Net sales	$492,548	$444,355	$457,665

Contract Assets and Contract Liabilities

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. Certain amounts in the prior year summaries of changes below have been reclassified to conform to the current year presentation, with no impacts to beginning and ending balances. These reclassifications had no effect on the Company’s financial position, results of operations, or cash flows.

The following is a summary of the changes in contract assets and contract liabilities (in thousands):

	Contract Assets	Contract Liabilities	Net Contract Assets
Year Ended December 31, 2024
Balance, beginning of year	$120,516	$(21,450)	$99,066
Revenue recognized	281,400	56,545	337,945
Billings	(297,122)	(46,292)	(343,414)
Other	(1,372)	-	(1,372)
Balance, end of year	$103,422	$(11,197)	$92,225

Year Ended December 31, 2023
Balance, beginning of year	$121,778	$(17,456)	$104,322
Revenue recognized	257,164	39,217	296,381
Billings	(255,873)	(43,211)	(299,084)
Other	(2,553)	-	(2,553)
Balance, end of year	$120,516	$(21,450)	$99,066

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $20.6 million, $17.0 million, and $2.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of December 31, 2024, backlog was $213 million. The Company expects to recognize approximately 79% of the remaining performance obligations in 2025, 20% in 2026, and the balance thereafter.

17.	INCOME TAXES:

The United States and foreign components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

United States	$40,626	$27,814	$40,271
Foreign	1,745	1,465	1,079
Total	$42,371	$29,279	$41,350

The components of Income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$8,308	$6,817	$8,443
State	2,104	1,519	1,264
Foreign	286	289	198
Total current income tax expense	10,698	8,625	9,905
Deferred:
Federal	(2,127)	(612)	(22)
State	(419)	195	340
Foreign	13	(1)	(22)
Total deferred income tax expense (benefit)	(2,533)	(418)	296
Total income tax expense	$8,165	$8,207	$10,201

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023	2022

Income tax expense at federal statutory rate	$8,902	$6,148	$8,683
State expense, net of federal income tax effect	1,482	942	1,463
Change in valuation allowance	(48)	(30)	(1)
Uncertain income tax positions	(2,277)	-	-
Nondeductible expenses	54	257	(35)
Foreign rate differential	157	133	97
Accrued interest on uncertain income tax positions	73	264	106
State franchise tax	174	250	110
Other	(352)	243	(222)
Income tax expense	$8,165	$8,207	$10,201
Effective income tax rate	19.3%	28.0%	24.7%

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Accrued employee benefits	$4,237	$3,096
Inventories	373	380
Trade receivable, net	536	532
Net operating loss carryforwards	2,733	3,429
Tax credit carryforwards	2,628	2,777
Contract assets, net	680	934
Other	2,476	1,952
	13,663	13,100
Valuation allowance	(5,709)	(6,641)
	7,954	6,459
Deferred income tax liabilities:
Property and equipment	(12,804)	(13,850)
Intangible assets	(312)	(800)
Goodwill	(1,692)	(1,164)
Prepaid expenses	(1,238)	(1,217)
	(16,046)	(17,031)

Net deferred income tax liabilities	$(8,092)	$(10,572)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$205	$370
Deferred income taxes	(8,297)	(10,942)
Net deferred income tax liabilities	$(8,092)	$(10,572)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2024, net of any valuation allowance. As of December 31, 2024, the Company continues to maintain a valuation allowance on federal tax credits and select state jurisdictions.

As of December 31, 2024, the Company had approximately $0.2 million of federal income tax credit carryforwards, which expire on various dates between 2025 and 2026. As of December 31, 2024, the Company also had approximately $15.4 million of state net operating loss carryforwards, which expire on various dates between 2025 and 2036, and state income tax credit carryforwards of $4.3 million, which began to expire in 2024. As of December 31, 2024, the Company also had approximately $7.2 million of foreign net operating loss carryforwards, which expire on various dates between 2025 and 2033.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2020.

A summary of the changes in the unrecognized income tax benefits associated with uncertain income tax positions is presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022

Unrecognized income tax benefits, beginning of year	$4,736	$4,472	$4,366
Decreases for lapse in statute of limitations	(2,277)	-	-
Increases for positions taken in prior years	73	264	106
Unrecognized income tax benefits, end of year	$2,532	$4,736	$4,472

During the year ended December 31, 2024, the Company recorded a reduction in the uncertain income tax positions due to the lapse of the statute of limitations of $2.3 million. Additional unrecognized tax benefits, including interest, related to uncertain income tax positions may be affected by expiring statutes of limitations within the next twelve months. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2024 and 2023, the Company had $0.2 million and $0.4 million, respectively, of accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2024, 2023, or 2022.

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2024	2023

Pension liability adjustment, net of income tax benefit of $392 and $482	$(919)	$(1,193)
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges, net of income tax (expense) benefit of ($9) and $12	10	(13)
Unrealized gain on interest rate swaps designated as cash flow hedges, net of income tax expense of $24 and $79	75	246
Total	$(834)	$(960)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2022	$(1,532)	$94	$649	$(789)

Other comprehensive income (loss) before reclassifications	338	(115)	142	365
Amounts reclassified from Accumulated other comprehensive loss	1	8	(545)	(536)
Net current period adjustments to Other comprehensive loss	339	(107)	(403)	(171)

Balances, December 31, 2023	(1,193)	(13)	246	(960)

Other comprehensive income before reclassifications	309	21	70	400
Amounts reclassified from Accumulated other comprehensive loss	(35)	2	(241)	(274)
Net current period adjustments to Other comprehensive income	274	23	(171)	126

Balances, December 31, 2024	$(919)	$10	$75	$(834)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the Consolidated
Details about Accumulated Other	Year Ended December 31,			Statements
Comprehensive Loss Components	2024	2023	2022	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(10)	$(13)	$(13)	Cost of sales
Non-service cost	53	11	127	Other income (loss)
Associated income tax (expense) benefit	(8)	1	(28)	Income tax expense
	35	(1)	86

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	(3)	99	163	Net sales
Loss on cash flow hedges	-	(109)	(680)	Property and equipment
Associated income tax benefit	1	2	128	Income tax expense
	(2)	(8)	(389)

Unrealized gain on interest rate swaps:
Gain on cash flow hedges	319	719	39	Interest expense
Associated income tax expense	(78)	(174)	(10)	Income tax expense
	241	545	29

Total reclassifications for the period	$274	$536	$(274)

19.	SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold and the manufacturing process used by the Company and are the segments of the Company for which discrete financial information is available and for which operating results are regularly evaluated by the Company’s CODM, its Chief Executive Officer.

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

The CODM uses gross profit to assess performance of each segment by comparing actual gross profit results to historical results and previously forecasted financial information, and to determine allocation of operating and capital resources. The Company does not allocate selling, general, and administrative expenses, interest, other non-operating income or expense items, or taxes to segments, and there are no intersegment revenues. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales:
Engineered Steel Pressure Pipe	$337,945	$296,381	$307,572
Precast Infrastructure and Engineered Systems	154,603	147,974	150,093
Total	$492,548	$444,355	$457,665

Cost of sales:
Engineered Steel Pressure Pipe (1)	$275,341	$253,954	$263,099
Precast Infrastructure and Engineered Systems (2)	121,802	112,759	108,711
Total	$397,143	$366,713	$371,810

Gross profit:
Engineered Steel Pressure Pipe	$62,604	$42,427	$44,473
Precast Infrastructure and Engineered Systems	32,801	35,215	41,382
Total	$95,405	$77,642	$85,855

(1)	Depreciation and amortization included in Cost of sales for the SPP segment for the years ended December 31, 2024, 2023, and 2022 was $13.2 million, $9.0 million, and $9.8 million, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment for the years ended December 31, 2024, 2023, and 2022 was $5.1 million, $6.2 million, and $6.8 million, respectively.

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.

Schedule II

NORTHWEST PIPE COMPANY

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2024:
Allowance for credit losses	$121	$625	$(504)	$242
Valuation allowance for deferred income tax assets	6,641	(790)	(142)	5,709

Year Ended December 31, 2023:
Allowance for credit losses	$369	$189	$(437)	$121
Valuation allowance for deferred income tax assets	6,051	696	(106)	6,641

Year Ended December 31, 2022:
Allowance for credit losses	$503	$442	$(576)	$369
Valuation allowance for deferred income tax assets	5,899	254	(102)	6,051

S- 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2025.

NORTHWEST PIPE COMPANY

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of February 2025.

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