Form 10-Q
period 2025-03-31
NORTHWEST PIPE CO
filed 2025-05-01
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of April 22, 2025 was 9,878,073 shares.

NORTHWEST PIPE COMPANY

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Net sales	$116,115	$113,215
Cost of sales	96,750	93,081
Gross profit	19,365	20,134
Selling, general, and administrative expense	13,796	11,444
Operating income	5,569	8,690
Other income	7	7
Interest expense	(635)	(1,474)
Income before income taxes	4,941	7,223
Income tax expense	977	1,985
Net income	$3,964	$5,238

Net income per share:
Basic	$0.40	$0.53
Diluted	$0.39	$0.52

Shares used in per share calculations:
Basic	9,933	9,916
Diluted	10,117	10,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$3,964	$5,238

Other comprehensive income (loss), net of tax:
Pension liability adjustment	16	21
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(30)	10
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	(15)	24
Other comprehensive income (loss), net of tax	(29)	55

Comprehensive income	$3,935	$5,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,285	$5,007
Trade and other receivables, net of allowance of $198 and $242	60,104	66,946
Contract assets	104,965	103,422
Inventories	80,684	79,770
Prepaid expenses and other	6,234	7,343
Total current assets	257,272	262,488
Property and equipment, less accumulated depreciation and amortization of $142,045 and $139,221	150,811	150,456
Operating lease right-of-use assets	86,314	87,747
Goodwill	55,504	55,504
Intangible assets, net	26,033	27,041
Other assets	6,300	6,417
Total assets	$582,234	$589,653

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	24,682	27,783
Accrued liabilities	22,042	28,172
Contract liabilities	9,304	11,197
Current portion of operating lease liabilities	5,041	4,987
Total current liabilities	64,063	75,133
Borrowings on line of credit	25,533	24,677
Long-term debt	10,728	11,476
Operating lease liabilities	84,511	85,744
Deferred income taxes	9,041	8,297
Other long-term liabilities	9,902	10,323
Total liabilities	203,778	215,650

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 10,000,433 and 9,918,711 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	100	99
Additional paid-in-capital	128,924	128,407
Retained earnings	250,295	246,331
Accumulated other comprehensive loss	(863)	(834)
Total stockholders’ equity	378,456	374,003
Total liabilities and stockholders’ equity	$582,234	$589,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003
Net income	-	-	-	3,964	-	3,964
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	16	16
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $16	-	-	-	-	(30)	(30)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $5	-	-	-	-	(15)	(15)
Issuance of common stock under stock compensation plans, net of tax withholdings	81,722	1	(621)	-	-	(620)
Share-based compensation expense	-	-	1,138	-	-	1,138
Balances, March 31, 2025	10,000,433	$100	$128,924	$250,295	$(863)	$378,456

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360
Net income	-	-	-	5,238	-	5,238
Other comprehensive income:
Pension liability adjustment, net of tax expense of $0	-	-	-	-	21	21
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $11	-	-	-	-	10	10
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $8	-	-	-	-	24	24
Issuance of common stock under stock compensation plans, net of tax withholdings	14,692	-	(320)	-	-	(320)
Repurchase of common stock	(127,375)	(1)	(3,743)	-	-	(3,744)
Share-based compensation expense	-	-	1,025	-	-	1,025
Balances, March 31, 2024	9,872,897	$99	$126,057	$217,363	$(905)	$342,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,964	$5,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	3,413	3,405
Amortization of intangible assets	1,008	1,008
Noncash operating lease expense	1,434	1,479
Deferred income taxes	744	(80)
Share-based compensation expense	1,138	1,025
Other, net	326	159
Changes in operating assets and liabilities:
Trade and other receivables	6,652	(4,965)
Contract assets, net	(3,436)	(18,054)
Inventories	(914)	(5,252)
Prepaid expenses and other assets	1,040	1,137
Accounts payable	(2,978)	(4,777)
Accrued and other liabilities	(6,364)	(5,171)
Operating lease liabilities	(1,179)	(1,241)
Net cash provided by (used in) operating activities	4,848	(26,089)

Cash flows from investing activities:
Purchases of property and equipment	(3,670)	(4,570)
Other investing activities	-	48
Net cash used in investing activities	(3,670)	(4,522)

Cash flows from financing activities:
Borrowings on line of credit	39,521	64,664
Repayments on line of credit	(38,665)	(29,286)
Payments on other debt	(750)	-
Payments on finance lease liabilities	(386)	(381)
Tax withholdings related to net share settlements of equity awards	(620)	(320)
Repurchase of common stock	-	(3,872)
Net cash provided by (used in) financing activities	(900)	30,805
Change in cash and cash equivalents	278	194
Cash and cash equivalents, beginning of period	5,007	4,068
Cash and cash equivalents, end of period	$5,285	$4,262

Noncash investing and financing activities:
Accrued property and equipment purchases	$749	$783
Right-of-use assets obtained in exchange for finance lease liabilities	232	233
Right-of-use assets obtained in exchange for operating lease liabilities	-	303

The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHWEST PIPE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Northwest Pipe Company (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 10, “Segment Information” for detailed descriptions of these segments.

In addition to being the largest manufacturer of engineered water transmission systems in North America, the Company manufactures stormwater and wastewater technology products; high-quality precast and reinforced concrete products; pump lift stations; steel casing pipe; bar-wrapped concrete cylinder pipe; and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, the Company provides solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. The Company is headquartered in Vancouver, Washington, and has 13 manufacturing facilities across North America.

The Condensed Consolidated Financial Statements are expressed in United States Dollars and include the accounts of the Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on the Company’s financial position or results of operations.

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2024 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024 (“2024 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2024 Form 10‑K.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2025.

2.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Raw materials	$53,631	$54,024
Work-in-process	1,225	1,008
Finished goods	23,283	22,204
Supplies	2,545	2,534
Total inventories	$80,684	$79,770

3.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2025
Financial assets:
Deferred compensation plan	$3,552	$3,169	$383	$-
Foreign currency forward contracts	57	-	57	-
Interest rate swaps	120	-	120	-
Total financial assets	$3,729	$3,169	$560	$-

Financial liabilities:
Foreign currency forward contracts	$(35)	$-	$(35)	$-
Interest rate swaps	(42)	-	(42)	-
Total financial liabilities	$(77)	$-	$(77)	$-

As of December 31, 2024
Financial assets:
Deferred compensation plan	$3,784	$3,282	$502	$-
Foreign currency forward contracts	143	-	143	-
Interest rate swaps	187	-	187	-
Total financial assets	$4,114	$3,282	$832	$-

Financial liabilities:
Foreign currency forward contracts	$(6)	$-	$(6)	$-
Interest rate swaps	(88)	-	(88)	-
Total financial liabilities	$(94)	$-	$(94)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of March 31, 2025, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

4.	Stockholders’ Equity

Share Repurchase Program

On November 2, 2023, the Company announced its authorization of a share repurchase program of up to $30 million of its outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions administered by its broker.

At this time, the Company has elected to limit its share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans. In November 2023, the Company executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of its common stock. This Rule 10b5‑1 trading plan was terminated in December 2024. In March 2025, the Company executed a Rule 10b5‑1 trading plan which designates up to $5 million for daily share repurchases between April 2, 2025 and July 31, 2025 with volumes that fluctuate with changes in the trading price of its common stock.

During the three months ended March 31, 2024, the Company repurchased approximately 127,000 shares of the Company’s common stock for an aggregate amount of $3.7 million. There were no share repurchases authorized during the three months ended March 31, 2025. All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares. As of March 31, 2025, $24.9 million of the share repurchase authorization remained available for repurchases under this program.

Subsequent to March 31, 2025, the Company repurchased approximately 122,000 shares at an average price of $40.82 per share for a total purchase price of $5.0 million pursuant to a Rule 10b5‑1 trading plan.

5.	Share-based Compensation

The Company has one active stock incentive plan for employees and directors, the 2022 Stock Incentive Plan, which provides for awards of stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted shares of common stock, restricted stock units (“RSUs”), and performance share awards (“PSAs”). In addition, the Company had one inactive stock incentive plan, the 2007 Stock Incentive Plan, under which the last awards granted vested on April 1, 2024.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2025	2024

Cost of sales	$306	$352
Selling, general, and administrative expense	832	673
Total	$1,138	$1,025

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2024	240,071	$31.89
RSUs and PSAs granted	107,065	42.41
RSUs and PSAs vested (2)	(117,339)	31.24
Unvested RSUs and PSAs as of March 31, 2025	229,797	37.12

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2025, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 118% for the 2022-2024 performance period, 111% for the 2023-2024 performance period, and 133% for the 2024 performance period.

The unvested balance of RSUs and PSAs as of March 31, 2025 includes approximately 172,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of March 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $7.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

6.	Commitments and Contingencies

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

In 2017, the Confederated Tribes and Bands of the Yakama Nation, a Trustee until they withdrew from the council in 2009, filed a complaint against the PRPs including the Company to recover costs related to their own injury assessment and compensation for natural resources damages. The case has been stayed, and the Company does not have sufficient information at this time to determine the likelihood of a loss in this matter or the amount of damages that could be allocated to the Company.

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

Commitments

As of March 31, 2025, the Company’s commitments include approximately $1.1 million remaining relating to its investment in the primary component of the new reinforced concrete pipe mill which remained unpaid as of March 31, 2025.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of March 31, 2025. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

Net revisions in contract estimates resulted in an increase in SPP net sales of $3.6 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2025	2024

Over time	$78,446	$80,007
Point in time	37,669	33,208
Net sales	$116,115	$113,215

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

The following is a summary of the changes in contract assets and contract liabilities (in thousands):

	Contract Assets	Contract Liabilities	Net Contract Assets
Three Months Ended March 31, 2025
Balance, beginning of period	$103,422	$(11,197)	$92,225
Revenue recognized	65,788	12,658	78,446
Billings	(64,127)	(10,888)	(75,015)
Other	(118)	123	5
Balance, end of period	$104,965	$(9,304)	$95,661

Three Months Ended March 31, 2024
Balance, beginning of period	$120,516	$(21,450)	$99,066
Revenue recognized	70,640	9,367	80,007
Billings	(54,772)	(6,512)	(61,284)
Other	(669)	(1)	(670)
Balance, end of period	$135,715	$(18,596)	$117,119

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $8.8 million and $9.4 million during the three months ended March 31, 2025 and 2024, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for SPP water infrastructure steel pipe products for which revenue is recognized over time. As of March 31, 2025, backlog was $203 million. The Company expects to recognize approximately 75% of the remaining performance obligations in 2025, 22% in 2026, and the balance thereafter.

8.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2020.

The Company recorded income tax expense at an estimated effective income tax rate of 19.8% and 27.5% for the three months ended March 31, 2025 and 2024, respectively. The Company’s estimated effective income tax rate for the three months ended March 31, 2025 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards. The Company’s estimated effective income tax rate for the three months ended March 31, 2024 was primarily impacted by non-deductible permanent differences.

9.	Net Income per Share

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024

Net income	$3,964	$5,238

Basic weighted-average common shares outstanding	9,933	9,916
Effect of potentially dilutive common shares (1)	184	129
Diluted weighted-average common shares outstanding	10,117	10,045

Net income per common share:
Basic	$0.40	$0.53
Diluted	$0.39	$0.52

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 6,000 for the three months ended March 31, 2024. There were no antidilutive shares for the three months ended March 31, 2025.

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales:
Engineered Steel Pressure Pipe	$78,446	$80,007
Precast Infrastructure and Engineered Systems	37,669	33,208
Total net sales	$116,115	$113,215

Cost of sales:
Engineered Steel Pressure Pipe (1)	$66,272	$65,765
Precast Infrastructure and Engineered Systems (2)	30,478	27,316
Total cost of sales	$96,750	$93,081

Gross profit:
Engineered Steel Pressure Pipe	$12,174	$14,242
Precast Infrastructure and Engineered Systems	7,191	5,892
Total gross profit	$19,365	$20,134

(1)	Depreciation and amortization included in Cost of sales for the SPP segment was $2.5 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment was $0.8 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.

11.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2024 Form 10‑K, except for the following.

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023‑09”) which improves the transparency, effectiveness, and comparability of income tax disclosures and allows investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operation opportunities affect its income tax rate and prospects for future cash flows. ASU 2023‑09 will be applied prospectively, and will be effective for the Company’s 2025 annual reporting, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024‑03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses” (“ASU 2024‑03”) which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements. ASU 2024‑03 is required to be applied prospectively, and will be effective for the Company’s 2027 annual reporting and for interim periods beginning in 2028. Early adoption and retrospective application are permitted. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2025 (“2025 Q1 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in trade policy (in particular with Canada and Mexico) and duties imposed on imports and exports and the related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
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
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2024 (“2024 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2025 Q1 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Northwest Pipe Company is a leading manufacturer of water-related infrastructure products, and operates in two segments, Engineered Steel Pressure Pipe (“SPP”) and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 10, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q1 Form 10‑Q.

In addition to being the largest manufacturer of engineered water transmission systems in North America, we manufacture stormwater and wastewater technology products; high-quality precast and reinforced concrete products; pump lift stations; steel casing pipe; bar-wrapped concrete cylinder pipe; and one of the largest offerings of pipeline system joints, fittings, and specialized components. Strategically positioned to meet growing water and wastewater infrastructure needs, we provide solution-based products for a wide range of markets under the ParkUSA, Geneva Pipe and Precast, Permalok®, and Northwest Pipe Company lines. Our diverse team is committed to safety, quality, and innovation while demonstrating our core values of accountability, commitment, and teamwork. We are headquartered in Vancouver, Washington, and have 13 manufacturing facilities across North America.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.3 million in March 2025 and 1.5 million in December 2024, and the population of the United States is expected to increase by approximately 2 million people in 2025. While these two indicators point to a strong housing market, particularly in Texas and Utah which are two of the five fastest growing markets in the United States according to the November 2022 Bluefield Research Insight Report – U.S. & Canada Municipal Water Outlook: Utility CAPEX & OPEX Forecasts, 2022-2030 and the states in which our Precast manufacturing facilities are located, the current elevated federal funds rate could continue to temper demand for our precast products.

Our SPP projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. As anticipated, we experienced a reduced level of project bidding in the first quarter 2025, however, we continue to expect full-year 2025 bidding levels to align closely with the level of project bidding we experienced in 2024 as long-term demand for water infrastructure projects in the United States remains relatively strong. Additionally, while our SPP business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)) and the Inflation Reduction Act. According to the October 2024 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q4 2024, approximately $2 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund recipients via subawards, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 33% of our SPP projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. SPP contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $850 per ton in the first three months of 2025, compared to annual averages of $914 per ton in 2024 and $994 per ton in 2023.

Economic uncertainty, including the impacts of U.S. global economic policy, raw material shortages, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. More specifically, we believe the recently enacted trade policies, and the uncertainty around new tariffs and related countermeasures, could impact our costs, particularly in the short term. These costs will be mitigated to the extent possible. The impact of these broader economic forces on our business will also depend on future developments, which cannot be predicted.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
	$	% of Net Sales	$	% of Net Sales
Net sales:
Engineered Steel Pressure Pipe	$78,446	67.6%	$80,007	70.7%
Precast Infrastructure and Engineered Systems	37,669	32.4	33,208	29.3
Total net sales	116,115	100.0	113,215	100.0
Cost of sales:
Engineered Steel Pressure Pipe	66,272	57.1	65,765	58.1
Precast Infrastructure and Engineered Systems	30,478	26.2	27,316	24.1
Total cost of sales	96,750	83.3	93,081	82.2
Gross profit:
Engineered Steel Pressure Pipe	12,174	10.5	14,242	12.6
Precast Infrastructure and Engineered Systems	7,191	6.2	5,892	5.2
Total Gross profit	19,365	16.7	20,134	17.8
Selling, general, and administrative expense	13,796	11.9	11,444	10.1
Operating income	5,569	4.8	8,690	7.7
Other income	7	-	7	-
Interest expense	(635)	(0.5)	(1,474)	(1.3)
Income before income taxes	4,941	4.3	7,223	6.4
Income tax expense	977	0.9	1,985	1.8
Net income	$3,964	3.4%	$5,238	4.6%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net sales. Net sales increased 2.6% to $116.1 million in the first quarter of 2025 compared to $113.2 million in the first quarter of 2024.

SPP net sales decreased 2.0% to $78.4 million in the first quarter of 2025 compared to $80.0 million in the first quarter of 2024 driven by an 18% decrease in tons produced resulting from changes in project timing, partially offset by a 20% increase in selling price per ton due to changes in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 13.4% to $37.7  million in the first quarter of 2025 compared to $33.2  million in the first quarter of 2024 driven by a 21% increase in volume shipped, partially offset by a 6% decrease in selling prices due to changes in product mix.

Gross profit. Gross profit decreased 3.8% to $19.4 million (16.7% of net sales) in the first quarter of 2025 compared to $20.1 million (17.8% of net sales) in the first quarter of 2024.

SPP gross profit decreased 14.5% to $12.2 million (15.5% of SPP net sales) in the first quarter of 2025 compared to $14.2 million (17.8% of SPP net sales) in the first quarter of 2024 primarily due to decreased volume and changes in product mix.

Precast gross profit increased 22.0% to $7.2 million (19.1% of Precast net sales) in the first quarter of 2025 compared to $5.9 million (17.7% of Precast net sales) in the first quarter of 2024 primarily due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 20.6% to $13.8 million (11.9% of net sales) in the first quarter of 2025 compared to $11.4 million (10.1% of net sales) in the first quarter of 2024 primarily due to $1.6 million in higher incentive compensation expense and $1.0 million in higher base compensation and benefits expense.

Income taxes. Income tax expense was $1.0 million in the first quarter of 2025 (an effective income tax rate of 19.8%) compared to $2.0 million in the first quarter of 2024 (an effective income tax rate of 27.5%). The estimated effective income tax rate for the first quarter of 2025 was primarily impacted by the tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate for the first quarter of 2024 was primarily impacted by non-deductible permanent differences. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the three months ended March 31, 2025 and 2024 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2025 Q1 Form 10‑Q, and are further discussed below.

As of March 31, 2025, our working capital (current assets minus current liabilities) was $193.2 million compared to $187.4 million as of December 31, 2024. Cash and cash equivalents totaled $5.3 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025, we had $25.5 million of outstanding revolving loan borrowings, $13.7 million of outstanding long-term debt, $89.6 million of operating lease liabilities, and $6.7 million of finance lease liabilities. As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $14.5 million of outstanding long-term debt, $90.7 million of operating lease liabilities, and $6.8 million of finance lease liabilities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $4.8 million in the first three months of 2025 compared to ($26.1) million in the first three months of 2024. Net income, adjusted for non-cash items, provided $12.0 million of operating cash flow in the first three months of 2025 compared to $12.2 million of operating cash flow in the first three months of 2024. The net change in working capital used $7.2 million of operating cash flow in the first three months of 2025 compared to $38.3 million of operating cash flow in the first three months of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3.7 million in the first three months of 2025 compared to $4.5 million in the first three months of 2024. Capital expenditures were $3.7 million in the first three months of 2025 compared to $4.6 million in the first three months of 2024, which includes $0.3 million in the first three months of 2025 and $0.5 million in the first three months of 2024 of investment in our new reinforced concrete pipe mill, $0.1 million in the first three months of 2025 and $0.5 million in the first three months of 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2025 to be approximately $19 million to $22 million, which includes approximately $2 million of investment in our new reinforced concrete pipe mill and associated ancillary equipment, and the remainder primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was ($0.9) million in the first three months of 2025 compared to $30.8 million in the first three months of 2024. Net borrowings on the line of credit were $0.9 million in the first three months of 2025 compared to $35.4 million in the first three months of 2024. Net payments on other debt were $0.8 million in the first three months of 2025. No payments on other debt were made in the first three months of 2024. Repurchases of common stock were $3.9 million in the first three months of 2024. No repurchases of common stock were made in the first three months of 2025.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2025 Q1 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For a summary of our Rule 10b5‑1 trading plans and shares repurchased during the first quarter of 2025, see Part II — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2025 Q1 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of March 31, 2025 under the Amended Credit Agreement, we had $25.5 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $98 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of March 31, 2025, the weighted-average interest rate for outstanding borrowings was 6.22%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of March 31, 2025 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of March 31, 2025, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of March 31, 2025, the outstanding balance of the term loan was $13.7 million and the weighted-average interest rate for outstanding borrowings was 6.57%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 11, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q1 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2025 Q1 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025 as compared to the critical accounting estimates disclosed in our 2024 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with commodity prices, interest rates, and foreign currency exchange rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2025, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 6, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q1 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2025 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2024 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker.

At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. In November 2023, we executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of our common stock. This Rule 10b5‑1 trading plan was terminated in December 2024. In March 2025, we executed a Rule 10b5‑1 trading plan which designates up to $5 million for daily share repurchases between April 2, 2025 and July 31, 2025 with volumes that fluctuate with changes in the trading price of our common stock.

Pursuant to our share repurchase program, no repurchases of our common stock were made during the three months ended March 31, 2025, and $24.9 million of the share repurchase authorization remained available for repurchases as of March 31, 2025. Subsequent to March 31, 2025, we repurchased approximately 122,000 shares at an average price of $40.82 per share for a total purchase price of $5.0 million pursuant to a Rule 10b5‑1 trading plan, thereby reducing the remaining share repurchase availability to $19.9 million under our share repurchase program.

Item 5. Other Information

None of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement during the three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(a) The exhibits filed as part of this 2025 Q1 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 2, 2025*

10.2	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 2, 2025*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2025

NORTHWEST PIPE COMPANY

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)