Form 10-Q
period 2025-06-30
NWPX Infrastructure, Inc.
filed 2025-08-08
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number: 0-27140

NWPX Infrastructure, Inc.

(Exact name of registrant as specified in its charter)

Oregon	93-0557988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 NE Park Plaza Drive, Suite 100

Vancouver, Washington 98684

(Address of principal executive offices and Zip Code)

360‑397‑6250

(Registrant’s telephone number, including area code)

Northwest Pipe Company

(Former name, former address and formal fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2025 was 9,653,882 shares.

NWPX INFRASTRUCTURE, INC.

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$133,182	$129,505	$249,297	$242,720
Cost of sales	107,817	103,691	204,567	196,772
Gross profit	25,365	25,814	44,730	45,948
Selling, general, and administrative expense	12,129	12,195	25,925	23,639
Operating income	13,236	13,619	18,805	22,309
Other income (loss)	21	(228)	28	(221)
Interest expense	(763)	(1,823)	(1,398)	(3,297)
Income before income taxes	12,494	11,568	17,435	18,791
Income tax expense	3,431	2,949	4,408	4,934
Net income	$9,063	$8,619	$13,027	$13,857

Net income per share:
Basic	$0.91	$0.87	$1.31	$1.40
Diluted	$0.91	$0.86	$1.30	$1.38

Shares used in per share calculations:
Basic	9,882	9,912	9,908	9,914
Diluted	9,961	9,995	10,041	10,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$9,063	$8,619	$13,027	$13,857

Other comprehensive income (loss), net of tax:
Pension liability adjustment	17	23	33	44
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(170)	3	(200)	13
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	2	(39)	(13)	(15)
Other comprehensive income (loss), net of tax	(151)	(13)	(180)	42

Comprehensive income	$8,912	$8,606	$12,847	$13,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,031	$5,007
Trade and other receivables, net of allowance of $200 and $242	78,320	66,946
Contract assets	102,876	103,422
Inventories	76,477	79,770
Prepaid expenses and other	4,298	7,343
Total current assets	264,002	262,488
Property and equipment, less accumulated depreciation and amortization of $145,980 and $139,221	153,533	150,456
Operating lease right-of-use assets	88,158	87,747
Goodwill	55,504	55,504
Intangible assets, net	25,025	27,041
Other assets	6,358	6,417
Total assets	$592,580	$589,653

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	30,794	27,783
Accrued liabilities	23,740	28,172
Contract liabilities	4,218	11,197
Current portion of operating lease liabilities	5,051	4,987
Total current liabilities	66,797	75,133
Borrowings on line of credit	30,644	24,677
Long-term debt	9,979	11,476
Operating lease liabilities	86,662	85,744
Deferred income taxes	8,757	8,297
Other long-term liabilities	10,289	10,323
Total liabilities	213,128	215,650

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,821,230 and 9,918,711 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	98	99
Additional paid-in-capital	121,010	128,407
Retained earnings	259,358	246,331
Accumulated other comprehensive loss	(1,014)	(834)
Total stockholders’ equity	379,452	374,003
Total liabilities and stockholders’ equity	$592,580	$589,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2025	10,000,433	$100	$128,924	$250,295	$(863)	$378,456
Net income	-	-	-	9,063	-	9,063
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	17	17
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $55	-	-	-	-	(170)	(170)
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $1	-	-	-	-	2	2
Issuance of common stock under stock compensation plans, net of tax withholdings	12,996	-	(1,693)	-	-	(1,693)
Repurchase of common stock	(192,199)	(2)	(7,775)	-	-	(7,777)
Share-based compensation expense	-	-	1,554	-	-	1,554
Balances, June 30, 2025	9,821,230	$98	$121,010	$259,358	$(1,014)	$379,452

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2024	9,872,897	$99	$126,057	$217,363	$(905)	$342,614
Net income	-	-	-	8,619	-	8,619
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	23	23
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $1	-	-	-	-	3	3
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $13	-	-	-	-	(39)	(39)
Issuance of common stock under stock compensation plans, net of tax withholdings	63,329	-	(1,129)	-	-	(1,129)
Repurchase of common stock	(17,515)	-	(557)	-	-	(557)
Share-based compensation expense	-	-	1,649	-	-	1,649
Balances, June 30, 2024	9,918,711	$99	$126,020	$225,982	$(918)	$351,183

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003
Net income	-	-	-	13,027	-	13,027
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	33	33
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $71	-	-	-	-	(200)	(200)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $4	-	-	-	-	(13)	(13)
Issuance of common stock under stock compensation plans, net of tax withholdings	94,718	1	(2,314)	-	-	(2,313)
Repurchase of common stock	(192,199)	(2)	(7,775)	-	-	(7,777)
Share-based compensation expense	-	-	2,692	-	-	2,692
Balances, June 30, 2025	9,821,230	$98	$121,010	$259,358	$(1,014)	$379,452

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360
Net income	-	-	-	13,857	-	13,857
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	44	44
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $12	-	-	-	-	13	13
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $5	-	-	-	-	(15)	(15)
Issuance of common stock under stock compensation plans, net of tax withholdings	78,021	-	(1,449)	-	-	(1,449)
Repurchase of common stock	(144,890)	(1)	(4,300)	-	-	(4,301)
Share-based compensation expense	-	-	2,674	-	-	2,674
Balances, June 30, 2024	9,918,711	$99	$126,020	$225,982	$(918)	$351,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$13,027	$13,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and finance lease amortization	7,278	7,106
Amortization of intangible assets	2,016	2,016
Noncash operating lease expense	3,172	2,966
Deferred income taxes	453	227
Share-based compensation expense	2,692	2,674
Other, net	841	360
Changes in operating assets and liabilities:
Trade and other receivables	(11,829)	(23,653)
Contract assets, net	(6,433)	(3,311)
Inventories	3,293	3,497
Prepaid expenses and other assets	2,816	3,976
Accounts payable	552	(6,316)
Accrued and other liabilities	(5,005)	(4,722)
Operating lease liabilities	(2,601)	(2,492)
Net cash provided by (used in) operating activities	10,272	(3,815)

Cash flows from investing activities:
Purchases of property and equipment	(7,165)	(10,634)
Other investing activities	21	61
Net cash used in investing activities	(7,144)	(10,573)

Cash flows from financing activities:
Borrowings on line of credit	89,184	105,324
Repayments on line of credit	(83,217)	(83,886)
Payments on other debt	(1,500)	-
Payments on finance lease liabilities	(803)	(712)
Tax withholdings related to net share settlements of equity awards	(2,313)	(1,449)
Repurchase of common stock	(7,455)	(4,429)
Net cash provided by (used in) financing activities	(6,104)	14,848
Change in cash and cash equivalents	(2,976)	460
Cash and cash equivalents, beginning of period	5,007	4,068
Cash and cash equivalents, end of period	$2,031	$4,528

Noncash investing and financing activities:
Accrued property and equipment purchases	$3,009	$466
Accrued payment for repurchase of common stock	322	-
Right-of-use assets obtained in exchange for finance lease liabilities	1,088	233
Right-of-use assets obtained in exchange for operating lease liabilities	3,583	303

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

NWPX Infrastructure, Inc. (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”), which includes the brands NWPX Geneva and NWPX Park. This segment presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 11, “Segment Information” for detailed descriptions of these segments.

Under the Northwest Pipe Company brand, the Company is the largest manufacturer of engineered water transmission systems in North America and produces steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. The Company also provides solution-based products for a wide range of markets including high-quality reinforced precast concrete products and lined precast sanitary sewer system components, which are manufactured under the NWPX Geneva brand, as well as water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products through its NWPX Park brand. Strategically positioned to meet growing water and wastewater infrastructure needs, the Company’s skilled team is committed to quality and innovation while upholding its core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, the Company operates 13 manufacturing facilities across North America.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2025.

Company Name

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the corporate name of the Company from Northwest Pipe Company to NWPX Infrastructure, Inc. at the Annual Meeting of Shareholders held on June 12, 2025 (the “Name Change”). That same day, the Company effectuated the Name Change by filing an amendment of the Articles of Incorporation with the Oregon Secretary of State and amended and restated its Bylaws to reflect the Name Change.

At the same time, the Company renamed one of its two operating segments. The segment previously referred to as “Engineered Steel Pressure Pipe (SPP)” has been renamed “Water Transmission Systems (WTS)” to better reflect the value contribution specifically from the business unit’s capabilities in engineering, production execution, and delivery of critical integrated water pipeline systems. The “Precast Infrastructure and Engineered Systems (Precast)” segment name remains unchanged. This change in naming convention does not affect the composition of the segments or the basis of segment reporting, as there have been no changes to how the CODM manages or evaluates performance.

2.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw materials	$49,489	$54,024
Work-in-process	1,414	1,008
Finished goods	23,000	22,204
Supplies	2,574	2,534
Total inventories	$76,477	$79,770

3.	Leases

The Company has entered into various equipment and property leases. Certain lease agreements include renewals and/or purchase options set to expire at various dates, and certain lease agreements include rental payments adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company determines if an arrangement is a lease at inception. Leases with an initial term of twelve months or less are not recorded on the balance sheet; costs for these leases are recognized as incurred over the lease term. For leases with an initial term greater than twelve months, right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. When the Company’s leases do not provide an implicit rate of return, the Company uses its revolving loan borrowing rate in determining the present value of lease payments. Some of the Company’s lease agreements contain non-lease components, which are accounted for separately.

The following table summarizes the Company’s leases recorded on the Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2025	December 31, 2024
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$7,257	$6,497
Operating leases	88,158	87,747
Total right-of-use assets	$95,415	$94,244

Lease liabilities:
Finance leases	$7,109	$6,824
Operating leases	91,713	90,731
Total lease liabilities	$98,822	$97,555

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $3.0 million and $2.3 million as of June 30, 2025 and December 31, 2024, respectively.

Lease cost consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$373	$345	$726	$684
Interest on lease liabilities	116	119	232	257
Operating lease cost	2,289	1,855	4,297	3,709
Short-term lease cost	362	305	756	616
Variable lease cost	641	206	746	404
Total lease cost	$3,781	$2,830	$6,757	$5,670

The future payments of lease liabilities as of June 30, 2025 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2025	$1,289	$3,793
2026	2,290	7,191
2027	2,057	6,822
2028	1,591	6,931
2029	518	6,725
Thereafter	324	86,635
Total lease payments	8,069	118,097
Amount representing interest	(960)	(26,384)
Present value of lease liabilities	7,109	91,713
Current portion of lease liabilities (1)	(2,003)	(5,051)
Long-term lease liabilities (2)	$5,106	$86,662

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Finance leases	3.37	3.39
Operating leases	16.34	16.51
Weighted-average discount rate
Finance leases	6.85%	7.06%
Operating leases	2.74%	2.54%

The following table presents other information related to the operating and finance leases (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(232)	$(257)
Operating cash flows from operating leases	(3,817)	(3,322)
Financing cash flows from finance leases	(803)	(712)
Right-of-use assets obtained in exchange for finance lease liabilities	1,088	233
Right-of-use assets obtained in exchange for operating lease liabilities	3,583	303

4.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2025
Financial assets:
Deferred compensation plan	$3,655	$3,278	$377	$-
Foreign currency forward contracts	18	-	18	-
Interest rate swaps	83	-	83	-
Total financial assets	$3,756	$3,278	$478	$-

Financial liabilities:
Foreign currency forward contracts	$(384)	$-	$(384)	$-

As of December 31, 2024
Financial assets:
Deferred compensation plan	$3,784	$3,282	$502	$-
Foreign currency forward contracts	143	-	143	-
Interest rate swaps	187	-	187	-
Total financial assets	$4,114	$3,282	$832	$-

Financial liabilities:
Foreign currency forward contracts	$(6)	$-	$(6)	$-
Interest rate swaps	(88)	-	(88)	-
Total financial liabilities	$(94)	$-	$(94)	$-

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

The foreign currency forward contracts and interest rate swaps are derivatives valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. The foreign currency forward contracts and interest rate swaps are presented at their gross fair values. The current portion of foreign currency forward contract and interest rate swap assets are included within Prepaid expenses and other and foreign currency forward contract liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The noncurrent portion of interest rate swap assets are included within Other assets in the Condensed Consolidated Balance Sheets.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of June 30, 2025, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

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

At this time, the Company has elected to limit its share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans. In November 2023, the Company executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of its common stock. This Rule 10b5‑1 trading plan was terminated in December 2024. In March 2025, the Company executed a Rule 10b5‑1 trading plan which designated up to $5 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock. All shares under this Rule 10b5‑1 trading plan were repurchased as of April 15, 2025. In May 2025, the Company executed a Rule 10b5‑1 trading plan which designates up to $10 million for daily share repurchases between June 13, 2025 and July 31, 2025 with volumes that fluctuate with changes in the trading price of its common stock.

During the three and six months ended June 30, 2025, the Company repurchased approximately 192,000 shares of the Company’s common stock for an aggregate amount of $7.8 million. During the three and six months ended June 30, 2024, the Company repurchased approximately 18,000 shares and 145,000 shares, respectively, of the Company’s common stock for an aggregate amount of $0.6 million and $4.3 million, respectively. All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares. As of June 30, 2025, $17.1 million of the share repurchase authorization remained available for repurchases under this program.

Subsequent to June 30, 2025, the Company repurchased approximately 171,000 shares at an average price of $42.04 per share for a total purchase price of $7.2 million pursuant to a Rule 10b5‑1 trading plan.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cost of sales	$275	$363	$581	$715
Selling, general, and administrative expense	1,279	1,286	2,111	1,959
Total	$1,554	$1,649	$2,692	$2,674

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2024	240,071	$31.89
RSUs and PSAs granted	107,065	42.41
RSUs and PSAs vested (2)	(117,339)	31.24
Unvested RSUs and PSAs as of June 30, 2025	229,797	37.12

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2025, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 118% for the 2022-2024 performance period, 111% for the 2023-2024 performance period, and 133% for the 2024 performance period.

The unvested balance of RSUs and PSAs as of June 30, 2025 includes approximately 172,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of June 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $5.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Awards

For the six months ended June 30, 2025 and 2024, stock awards of 12,996 shares and 14,424 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $39.23 in 2025 and $33.27 in 2024.

7.	Commitments and Contingencies

Portland Harbor Superfund Site

In 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List at the request of the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties (“PRPs”) known as the Lower Willamette Group, under agreement with the EPA. The EPA finalized the remedial investigation report in 2016, and the feasibility study in 2016, which identified multiple remedial alternatives. In 2017, the EPA issued its Record of Decision (“ROD”) selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion at net present value and 13 years to complete. These costs are likely to increase given remediation will not be implemented for several years. In November 2024, the Company was one of approximately 60 PRPs to receive a confidential Special Notice Letter (“SNL”) from the EPA. The EPA expressed its intent is to obtain a commitment from named PRPs of their intent to negotiate towards a Consent Decree that is aligned with the ROD. The Company submitted its response in May 2025 which, like the SNL, is intended to remain confidential. The EPA has commented that it continues to expect settlement negotiations to take approximately two years, and it has not yet determined who is responsible for the costs of cleanup or how the cleanup costs will be allocated among the more than 150 PRPs. Because of the large number of PRPs and the variability in the range of remediation alternatives, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no liability has been recorded as of the date of this filing.

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

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of June 30, 2025. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

WTS revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of the Company’s right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract. Contract costs include all material, labor, and other direct costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts, included in Accrued liabilities, are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Net revisions in contract estimates resulted in an increase in WTS net sales of $1.7 million and $4.2 million for the three and six months ended June 30, 2025, respectively and $0.4 million and $2.3 million for the three and six months ended June 30, 2024, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Over time	$84,588	$89,523	$163,034	$169,530
Point in time	48,594	39,982	86,263	73,190
Net sales	$133,182	$129,505	$249,297	$242,720

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

The following is a summary of the changes in contract assets and contract liabilities (in thousands):

	Contract Assets	Contract Liabilities	Net Contract Assets
Six Months Ended June 30, 2025
Balance, beginning of period	$103,422	$(11,197)	$92,225
Revenue recognized	133,903	29,131	163,034
Billings	(133,871)	(23,010)	(156,881)
Other	(578)	858	280
Balance, end of period	$102,876	$(4,218)	$98,658

Six Months Ended June 30, 2024
Balance, beginning of period	$120,516	$(21,450)	$99,066
Revenue recognized	156,976	12,554	169,530
Billings	(139,827)	(28,214)	(168,041)
Other	1,816	5	1,821
Balance, end of period	$139,481	$(37,105)	$102,376

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $11.1 million and $12.6 million during the six months ended June 30, 2025 and 2024, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time. As of June 30, 2025, backlog was $298 million. The Company expects to recognize approximately 48% of the remaining performance obligations in 2025, 33% in 2026, and the balance thereafter.

9.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2020.

The Company recorded income tax expense at an estimated effective income tax rate of 27.5% and 25.3% for the three and six months ended June 30, 2025, respectively and 25.5% and 26.3% for the three and six months ended June 30, 2024, respectively. The Company’s estimated effective income tax rates for the three months ended June 30, 2025 and for the three and six months ended June 30, 2024 were primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rate for the six months ended June 30, 2025 was primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. As the legislation was signed into law after the close of the Company’s second quarter, the impacts are not included in operating results for the six months ended June 30, 2025. The Company is currently evaluating OBBBA; however, it is not expected to have a material impact on the Company’s consolidated financial statements.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share and footnoted amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$9,063	$8,619	$13,027	$13,857

Basic weighted-average common shares outstanding	9,882	9,912	9,908	9,914
Effect of potentially dilutive common shares (1)	79	83	133	111
Diluted weighted-average common shares outstanding	9,961	9,995	10,041	10,025

Net income per common share:
Basic	$0.91	$0.87	$1.31	$1.40
Diluted	$0.91	$0.86	$1.30	$1.38

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 26,000 for the three months ended June 30, 2025 and approximately 16,000 for the six months ended June 30, 2024. There were no antidilutive shares for the six months ended June 30, 2025 and the three months ended June 30, 2024.

11.	Segment Information

The operating segments reported below are based on the nature of the products sold and the manufacturing process used by the Company and are the segments of the Company for which discrete financial information is available and for which operating results are regularly evaluated by the Company’s CODM, its Chief Executive Officer.

The Company’s Water Transmission Systems (WTS) segment manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, seismic resiliency, and other applications. In addition, WTS makes products for industrial plant piping systems and certain structural applications. WTS has manufacturing facilities located in Portland, Oregon; Adelanto and Tracy, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Water Transmission Systems	$84,588	$89,523	$163,034	$169,530
Precast Infrastructure and Engineered Systems	48,594	39,982	86,263	73,190
Total net sales	$133,182	$129,505	$249,297	$242,720

Cost of sales:
Water Transmission Systems (1)	$69,533	$72,542	$135,805	$138,307
Precast Infrastructure and Engineered Systems (2)	38,284	31,149	68,762	58,465
Total cost of sales	$107,817	$103,691	$204,567	$196,772

Gross profit:
Water Transmission Systems	$15,055	$16,981	$27,229	$31,223
Precast Infrastructure and Engineered Systems	10,310	8,833	17,501	14,725
Total gross profit	$25,365	$25,814	$44,730	$45,948

(1)	Depreciation and amortization included in Cost of sales for the WTS segment was $2.9 million and $5.4 million for the three and six months ended June 30, 2025, respectively and $3.0 million and $5.7 million for the three and six months ended June 30, 2024, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment was $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively and $0.7 million and $1.2 million for the three and six months ended June 30, 2024, respectively.

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

In July 2025, the FASB issued ASU No. 2025‑05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025‑05”) which provides a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. ASU 2025‑05 will be adopted prospectively and will be effective for the Company beginning January 1, 2026, including interim periods in 2026, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2025 (“2025 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	international trade policy and regulations;
•	changes in trade policy (in particular with Canada and Mexico) and duties imposed on imports and exports and the related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	labor shortages;
•	impact of geopolitical trends, changes, and events, including various military conflicts or tensions and the regional and global ramifications of these conditions;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2024 (“2024 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2025 Q2 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

NWPX Infrastructure, Inc., formerly known as Northwest Pipe Company, is a leading manufacturer of water-related infrastructure products, and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”), which includes the brands NWPX Geneva and NWPX Park. For detailed descriptions of these segments, see Note 11, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q2 Form 10‑Q.

Under our Northwest Pipe Company brand, we are the largest manufacturer of engineered water transmission systems in North America and produce steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. We also provide solution-based products for a wide range of markets including high-quality reinforced precast concrete products and lined precast sanitary sewer system components, which are manufactured under our NWPX Geneva brand, as well as water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products through our NWPX Park brand. Strategically positioned to meet growing water and wastewater infrastructure needs, our skilled team is committed to quality and innovation while upholding our core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, we operate 13 manufacturing facilities across North America.

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

Company Name

Our shareholders approved an amendment to our Articles of Incorporation to change our corporate name from Northwest Pipe Company to NWPX Infrastructure, Inc. at the Annual Meeting of Shareholders held on June 12, 2025 (the “Name Change”). That same day, we effectuated the Name Change by filing an amendment of our Articles of Incorporation with the Oregon Secretary of State and amended and restated our Bylaws to reflect the Name Change.

At the same time, we renamed one of our two operating segments. The segment previously referred to as “Engineered Steel Pressure Pipe (SPP)” has been renamed “Water Transmission Systems (WTS)” to better reflect the value contribution specifically from our business unit’s capabilities in engineering, production execution, and delivery of critical integrated water pipeline systems. The “Precast Infrastructure and Engineered Systems (Precast)” segment name remains unchanged. This change in naming convention does not affect the composition of the segments or the basis of segment reporting, as there have been no changes to how our chief operating decision maker manages or evaluates performance.

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.3 million in June 2025 and 1.5 million in December 2024, and the population of the United States is expected to increase by approximately 2 million people in 2025. While the housing market has softened recently, we continue to see strength in Texas and Utah which are two of the four states in the United States with the highest capital expenditures per capita according to the June 2025 Bluefield Research Insight Report – U.S. & Canada Water & Wastewater Pipe CAPEX Forecasts, 2025-2035 (“Bluefield Report”) and the states in which our Precast manufacturing facilities are located, the current elevated federal funds rate could continue to temper demand for our precast products.

Our WTS projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. As previously reported, we experienced a reduced level of project bidding in the first quarter of 2025 that rebounded significantly in the second quarter, and we continue to expect full-year 2025 bidding levels to align closely with the level of project bidding we experienced in 2024, as long-term demand for water infrastructure projects in the United States remains relatively strong. Additionally, while our WTS business faces possible head winds from recessionary concerns in the broader domestic economy, we currently believe it more likely a modest increase in funding will be brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)) and the Inflation Reduction Act. According to the Bluefield Report, approximately $4 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund recipients via subawards, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 30% of our WTS projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. WTS contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $943 per ton in the first six months of 2025, compared to annual averages of $914 per ton in 2024 and $994 per ton in 2023.

Economic uncertainty, including the impacts of U.S. global economic policy, raw material shortages, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. More specifically, we believe the recently enacted trade policies, and the growing uncertainty around the tariffs and related countermeasures, could dampen construction activity and impact our costs, particularly in the short term. These costs will be mitigated to the extent possible. Rising delays in the planning pipeline suggest that developers are already bracing for impact, grappling with higher tariffs, dwindling federal funding, and ongoing labor shortages. We expect heightened risk of economic volatility as long as the uncertainty remains, though the direct and indirect impact on our business will also depend on future developments, which cannot be predicted.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$84,588	63.5%	$89,523	69.1%
Precast Infrastructure and Engineered Systems	48,594	36.5	39,982	30.9
Total net sales	133,182	100.0	129,505	100.0
Cost of sales:
Water Transmission Systems	69,533	52.2	72,542	56.0
Precast Infrastructure and Engineered Systems	38,284	28.8	31,149	24.1
Total cost of sales	107,817	81.0	103,691	80.1
Gross profit:
Water Transmission Systems	15,055	11.3	16,981	13.1
Precast Infrastructure and Engineered Systems	10,310	7.7	8,833	6.8
Total gross profit	25,365	19.0	25,814	19.9
Selling, general, and administrative expense	12,129	9.1	12,195	9.4
Operating income	13,236	9.9	13,619	10.5
Other income (loss)	21	-	(228)	(0.2)
Interest expense	(763)	(0.5)	(1,823)	(1.4)
Income before income taxes	12,494	9.4	11,568	8.9
Income tax expense	3,431	2.6	2,949	2.2
Net income	$9,063	6.8%	$8,619	6.7%

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$163,034	65.4%	$169,530	69.8%
Precast Infrastructure and Engineered Systems	86,263	34.6	73,190	30.2
Total net sales	249,297	100.0	242,720	100.0
Cost of sales:
Water Transmission Systems	135,805	54.5	138,307	57.0
Precast Infrastructure and Engineered Systems	68,762	27.6	58,465	24.1
Total cost of sales	204,567	82.1	196,772	81.1
Gross profit:
Water Transmission Systems	27,229	10.9	31,223	12.8
Precast Infrastructure and Engineered Systems	17,501	7.0	14,725	6.1
Total gross profit	44,730	17.9	45,948	18.9
Selling, general, and administrative expense	25,925	10.4	23,639	9.7
Operating income	18,805	7.5	22,309	9.2
Other income (loss)	28	-	(221)	(0.1)
Interest expense	(1,398)	(0.5)	(3,297)	(1.4)
Income before income taxes	17,435	7.0	18,791	7.7
Income tax expense	4,408	1.8	4,934	2.0
Net income	$13,027	5.2%	$13,857	5.7%

Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024

Net sales. Net sales increased 2.8% to $133.2 million in the second quarter of 2025 compared to $129.5 million in the second quarter of 2024 and increased 2.7% to $249.3 million in the first six months of 2025 compared to $242.7 million in the first six months of 2024.

WTS net sales decreased 5.5% to $84.6 million in the second quarter of 2025 compared to $89.5 million in the second quarter of 2024 driven by a 10% decrease in tons produced resulting from changes in project timing, partially offset by a 4% increase in selling price per ton due to changes in product mix. WTS net sales decreased 3.8% to $163.0 million in the first six months of 2025 compared to $169.5 million in the first six months of 2024 driven by a 14% decrease in tons produced resulting from changes in project timing, partially offset by an 11% increase in selling price per ton due to changes in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 21.5% to $48.6  million in the second quarter of 2025 compared to $40.0  million in the second quarter of 2024 driven by a 13% increase in volume shipped and a 7% increase in selling prices due to changes in product mix. Precast net sales increased 17.9% to $86.3  million in the first six months of 2025 compared to $73.2 million in the first six months of 2024 driven by a 17% increase in volume shipped and a 1% increase in selling prices due to changes in product mix.

Gross profit. Gross profit decreased 1.7% to $25.4 million (19.0% of net sales) in the second quarter of 2025 compared to $25.8 million (19.9% of net sales) in the second quarter of 2024 and decreased 2.7% to $44.7 million (17.9% of net sales) in the first six months of 2025 compared to $45.9 million (18.9% of net sales) in the first six months of 2024.

WTS gross profit decreased 11.3% to $15.1 million (17.8% of WTS net sales) in the second quarter of 2025 compared to $17.0 million (19.0% of WTS net sales) in the second quarter of 2024 due to decreased volume. WTS gross profit decreased 12.8% to $27.2 million (16.7% of WTS net sales) in the first six months of 2025 compared to $31.2 million (18.4% of WTS net sales) in the first six months of 2024 due to decreased volume.

Precast gross profit increased 16.7% to $10.3 million (21.2% of Precast net sales) in the second quarter of 2025 compared to $8.8 million (22.1% of Precast net sales) in the second quarter of 2024 primarily due to increased volume shipped. Precast gross profit increased 18.9% to $17.5 million (20.3% of Precast net sales) in the first six months of 2025 compared to $14.7 million (20.1% of Precast net sales) in the first six months of 2024 primarily due to increased volume shipped.

Selling, general, and administrative expense. Selling, general, and administrative expense decreased 0.5% to $12.1 million (9.1% of net sales) in the second quarter of 2025 compared to $12.2 million (9.4% of net sales) in the second quarter of 2024 primarily due to $0.4 million in lower professional fees and $0.3 million in lower incentive compensation expense, partially offset by $0.4 million in higher base compensation and benefits expense. Selling, general, and administrative expense increased 9.7% to $25.9 million (10.4% of net sales) in the first six months of 2025 compared to $23.6 million (9.7% of net sales) in the first six months of 2024 primarily due to $1.4 million in higher base compensation and benefits expense and $1.1 million in higher incentive compensation expense, partially offset by $0.5 million in lower professional fees.

Income taxes. Income tax expense was $3.4 million in the second quarter of 2025 (an effective income tax rate of 27.5%) compared to $2.9 million in the second quarter of 2024 (an effective income tax rate of 25.5%) and was $4.4 million in the first six months of 2025 (an effective income tax rate of 25.3%) compared to $4.9 million in the first six months of 2024 (an effective income tax rate of 26.3%). The estimated effective income tax rates for the second quarter of 2025 and the second quarter and first six months of 2024 were primarily impacted by non-deductible permanent differences. The estimated effective income tax rate for the first six months of 2025 were primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the six months ended June 30, 2025 and 2024 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2025 Q2 Form 10‑Q, and are further discussed below.

As of June 30, 2025, our working capital (current assets minus current liabilities) was $197.2 million compared to $187.4 million as of December 31, 2024. Cash and cash equivalents totaled $2.0 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively.

Fluctuations in WTS working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. A portion of our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period.

As of June 30, 2025, we had $30.6 million of outstanding revolving loan borrowings, $13.0 million of outstanding long-term debt, $91.7 million of operating lease liabilities, and $7.1 million of finance lease liabilities. As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $14.5 million of outstanding long-term debt, $90.7 million of operating lease liabilities, and $6.8 million of finance lease liabilities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $10.3 million in the first six months of 2025 compared to ($3.8) million in the first six months of 2024. Net income, adjusted for non-cash items, provided $29.5 million of operating cash flow in the first six months of 2025 compared to $29.2 million of operating cash flow in the first six months of 2024. The net change in working capital used $19.2 million of operating cash flow in the first six months of 2025 compared to $33.0 million in the first six months of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7.1 million in the first six months of 2025 compared to $10.6 million in the first six months of 2024. Capital expenditures were $7.2 million in the first six months of 2025 compared to $10.6 million in the first six months of 2024, which includes $0.3 million in the first six months of 2025 and $1.0 million in the first six months of 2024 of investment in our new reinforced concrete pipe mill, $0.3 million in the first six months of 2025 and $2.3 million in the first six months of 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2025 to be approximately $19 million to $22 million, which includes approximately $2 million of investment in our new reinforced concrete pipe mill and associated ancillary equipment, and the remainder primarily for standard capital replacement.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was ($6.1) million in the first six months of 2025 compared to $14.8 million in the first six months of 2024. Net borrowings on the line of credit were $6.0 million in the first six months of 2025 compared to $21.4 million in the first six months of 2024. Net payments on other debt were $1.5 million in the first six months of 2025. No payments on other debt were made in the first six months of 2024. Repurchases of common stock were $7.5 million in the first six months of 2025 compared to $4.4 million in the first six months of 2024.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2025 Q2 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For a summary of our Rule 10b5‑1 trading plans and shares repurchased during the second quarter of 2025, see Part II — Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2025 Q2 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, and the Third Amendment to Credit Agreement dated June 29, 2023 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on June 29, 2028. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of June 30, 2025 under the Amended Credit Agreement, we had $30.6 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $93 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Term Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Daily Simple SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 1.75% to 2.35%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of June 30, 2025, the weighted-average interest rate for outstanding borrowings was 6.15%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.30% and 0.40%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of June 30, 2025 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of June 30, 2025, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of June 30, 2025, the outstanding balance of the term loan was $13.0 million and the weighted-average interest rate for outstanding borrowings was 6.53%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 12, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q2 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2025 Q2 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2025 as compared to the critical accounting estimates disclosed in our 2024 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2025, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 7, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q2 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2025 Q2 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2024 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. In November 2023, we executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of our common stock. This Rule 10b5‑1 trading plan was terminated in December 2024. In March 2025, we executed a Rule 10b5‑1 trading plan which designated up to $5 million for daily share repurchases with volumes that fluctuate with changes in the trading price of our common stock. All shares under this Rule 10b5‑1 trading plan were repurchased as of April 15, 2025. In May 2025, we executed a Rule 10b5‑1 trading plan which designates up to $10 million for daily share repurchases between June 13, 2025 and July 31, 2025 with volumes that fluctuate with changes in the trading price of our common stock.

The following table provides information relating to our repurchase of common stock during the three months ended June 30, 2025 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2025 to April 30, 2025	122,360	$40.82	122,360	$19,868,524
May 1, 2025 to May 31, 2025	-	-	-	19,868,524
June 1, 2025 to June 30, 2025	69,839	39.84	69,839	17,086,177
Total	192,199	40.47	192,199

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Subsequent to June 30, 2025, we repurchased approximately 171,000 shares at an average price of $42.04 per share for a total purchase price of $7.2 million pursuant to a Rule 10b5‑1 trading plan, thereby reducing the remaining share repurchase availability to $9.9 million under our share repurchase program.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows:

On May 23, 2025, Aaron Wilkins, our Senior Vice President, Chief Financial Officer, and Corporate Secretary, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Wilkins’ Rule 10b5‑1 trading arrangement provides for the potential sale of up to 5,000 shares of our common stock between August 22, 2025 and November 7, 2025, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Wilkins’ Rule 10b5‑1 trading arrangement.

Item 6. Exhibits

(a) The exhibits filed as part of this 2025 Q2 Form 10‑Q are listed below:

Exhibit Number	Description

3.1	Second Restated Articles of Incorporation, incorporated by reference to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022

3.2	First Amendment to Second Restated Articles of Incorporation, incorporated by reference to Exhibits to the Company’s Registration Statement on Form S‑3, as amended, as filed with the Securities and Exchange Commission on October 20, 2006, Commission Registration No. 333‑137923

3.3	Second Amendment to Second Restated Articles of Incorporation, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 13, 2025

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 19, 2023

3.5	Amendment to Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 13, 2025

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2025

NWPX INFRASTRUCTURE, INC.

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)