Form 10-Q
period 2025-09-30
NWPX Infrastructure, Inc.
filed 2025-10-30
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2025 was 9,609,651 shares.

NWPX INFRASTRUCTURE, INC.

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$151,067	$130,201	$400,364	$372,921
Cost of sales	118,917	103,182	323,484	299,954
Gross profit	32,150	27,019	76,880	72,967
Selling, general, and administrative expense	13,113	11,581	39,038	35,220
Operating income	19,037	15,438	37,842	37,747
Other income (expense)	(3)	(66)	25	(287)
Interest expense	(788)	(1,452)	(2,186)	(4,749)
Income before income taxes	18,246	13,920	35,681	32,711
Income tax expense	4,741	3,667	9,149	8,601
Net income	$13,505	$10,253	$26,532	$24,110

Net income per share:
Basic	$1.40	$1.03	$2.70	$2.43
Diluted	$1.38	$1.02	$2.66	$2.40

Shares used in per share calculations:
Basic	9,678	9,919	9,830	9,915
Diluted	9,813	10,055	9,966	10,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$13,505	$10,253	$26,532	$24,110

Other comprehensive income (loss), net of tax:
Pension liability adjustment	15	23	48	67
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	162	-	(38)	13
Unrealized loss on interest rate swaps designated as cash flow hedges	(16)	(261)	(29)	(276)
Other comprehensive income (loss), net of tax	161	(238)	(19)	(196)

Comprehensive income	$13,666	$10,015	$26,513	$23,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,671	$5,007
Trade and other receivables, net of allowance of $467 and $242	98,134	66,946
Contract assets	96,882	103,422
Inventories	74,521	79,770
Prepaid expenses and other	2,693	7,343
Total current assets	274,901	262,488
Property and equipment, less accumulated depreciation and amortization of $150,143 and $139,221	155,933	150,456
Operating lease right-of-use assets	88,332	87,747
Goodwill	55,504	55,504
Intangible assets, net	24,016	27,041
Other assets	6,547	6,417
Total assets	$605,233	$589,653

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	28,052	27,783
Accrued liabilities	32,265	28,172
Contract liabilities	8,308	11,197
Current portion of operating lease liabilities	4,769	4,987
Total current liabilities	76,388	75,133
Borrowings on line of credit	27,633	24,677
Long-term debt	9,231	11,476
Operating lease liabilities	87,401	85,744
Deferred income taxes	8,421	8,297
Other long-term liabilities	9,807	10,323
Total liabilities	218,881	215,650

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,634,779 and 9,918,711 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	96	99
Additional paid-in-capital	114,246	128,407
Retained earnings	272,863	246,331
Accumulated other comprehensive loss	(853)	(834)
Total stockholders’ equity	386,352	374,003
Total liabilities and stockholders’ equity	$605,233	$589,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2025	9,821,230	$98	$121,010	$259,358	$(1,014)	$379,452
Net income	-	-	-	13,505	-	13,505
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	15	15
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $53	-	-	-	-	162	162
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $5	-	-	-	-	(16)	(16)
Repurchase of common stock	(186,451)	(2)	(7,996)	-	-	(7,998)
Share-based compensation expense	-	-	1,232	-	-	1,232
Balances, September 30, 2025	9,634,779	$96	$114,246	$272,863	$(853)	$386,352

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2024	9,918,711	$99	$126,020	$225,982	$(918)	$351,183
Net income	-	-	-	10,253	-	10,253
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	23	23
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $84	-	-	-	-	(261)	(261)
Share-based compensation expense	-	-	1,162	-	-	1,162
Balances, September 30, 2024	9,918,711	$99	$127,182	$236,235	$(1,156)	$362,360

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003
Net income	-	-	-	26,532	-	26,532
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	48	48
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $18	-	-	-	-	(38)	(38)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $9	-	-	-	-	(29)	(29)
Issuance of common stock under stock compensation plans, net of tax withholdings	94,718	1	(2,314)	-	-	(2,313)
Repurchase of common stock	(378,650)	(4)	(15,771)	-	-	(15,775)
Share-based compensation expense	-	-	3,924	-	-	3,924
Balances, September 30, 2025	9,634,779	$96	$114,246	$272,863	$(853)	$386,352

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2023	9,985,580	$100	$129,095	$212,125	$(960)	$340,360
Net income	-	-	-	24,110	-	24,110
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	67	67
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $12	-	-	-	-	13	13
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $89	-	-	-	-	(276)	(276)
Issuance of common stock under stock compensation plans, net of tax withholdings	78,021	-	(1,449)	-	-	(1,449)
Repurchase of common stock	(144,890)	(1)	(4,300)	-	-	(4,301)
Share-based compensation expense	-	-	3,836	-	-	3,836
Balances, September 30, 2024	9,918,711	$99	$127,182	$236,235	$(1,156)	$362,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$26,532	$24,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	11,517	11,255
Amortization of intangible assets	3,025	3,024
Share-based compensation expense	3,924	3,836
Noncash operating lease expense	4,632	4,474
Deferred income taxes	113	(70)
Other, net	1,504	539
Changes in operating assets and liabilities:
Trade and other receivables	(32,200)	(32,267)
Contract assets, net	3,652	6,980
Inventories	5,249	6,252
Prepaid expenses and other assets	4,331	6,358
Accounts payable	(785)	(10,517)
Accrued and other liabilities	3,533	(1,278)
Operating lease liabilities	(3,777)	(3,768)
Net cash provided by operating activities	31,250	18,928

Cash flows from investing activities:
Purchases of property and equipment	(14,964)	(16,609)
Other investing activities	31	62
Net cash used in investing activities	(14,933)	(16,547)

Cash flows from financing activities:
Borrowings on line of credit	132,957	142,883
Repayments on line of credit	(130,001)	(136,664)
Repurchase of common stock	(15,701)	(4,429)
Tax withholdings related to net share settlements of equity awards	(2,313)	(1,449)
Payments on other debt	(2,250)	-
Payments on finance lease liabilities	(1,199)	(1,067)
Other financing activities	(146)	-
Net cash used in financing activities	(18,653)	(726)
Change in cash and cash equivalents	(2,336)	1,655
Cash and cash equivalents, beginning of period	5,007	4,068
Cash and cash equivalents, end of period	$2,671	$5,723

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,850	$514
Accrued payment for repurchase of common stock	74	-
Right-of-use assets obtained in exchange for finance lease liabilities	1,088	269
Right-of-use assets obtained in exchange for operating lease liabilities	5,216	481

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2025.

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

2.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Raw materials	$48,315	$54,024
Work-in-process	1,329	1,008
Finished goods	21,973	22,204
Supplies	2,904	2,534
Total inventories	$74,521	$79,770

3.	Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, the Third Amendment to Credit Agreement dated June 29, 2023, and the Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated August 13, 2025 (together, the “Amended Credit Agreement”), provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for the Company to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on August 13, 2030. The Company may prepay outstanding amounts at its discretion without penalty at any time, subject to applicable notice requirements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of September 30, 2025.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Line of Credit (Revolving and Swingline Loans)

As of September 30, 2025 under the Amended Credit Agreement, the Company had $27.6 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $96 million. As of December 31, 2024 under the Amended Credit Agreement, the Company had $24.7 million of outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of September 30, 2025 and December 31, 2024, the weighted-average interest rate for outstanding borrowings was 5.84% and 6.68%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

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

The following table summarizes the Company’s leases recorded on the Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2025	December 31, 2024
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$6,891	$6,497
Operating leases	88,332	87,747
Total right-of-use assets	$95,223	$94,244

Lease liabilities:
Finance leases	$6,713	$6,824
Operating leases	92,170	90,731
Total lease liabilities	$98,883	$97,555

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $3.3 million and $2.3 million as of September 30, 2025 and December 31, 2024, respectively.

Lease cost consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$366	$344	$1,092	$1,028
Interest on lease liabilities	116	120	348	377
Operating lease cost	2,098	2,118	6,395	5,827
Short-term lease cost	398	410	1,154	1,026
Variable lease cost	386	27	1,132	431
Total lease cost	$3,364	$3,019	$10,121	$8,689

The future payments of lease liabilities as of September 30, 2025 are as follows (in thousands):

	Finance Leases	Operating Leases

Remainder of 2025	$774	$1,831
2026	2,290	7,301
2027	2,057	7,229
2028	1,591	7,350
2029	518	7,156
Thereafter	323	87,508
Total lease payments	7,553	118,375
Amount representing interest	(840)	(26,205)
Present value of lease liabilities	6,713	92,170
Current portion of lease liabilities (1)	(2,175)	(4,769)
Long-term lease liabilities (2)	$4,538	$87,401

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Finance leases	3.14	3.39
Operating leases	16.00	16.51
Weighted-average discount rate
Finance leases	6.84%	7.06%
Operating leases	2.81%	2.54%

The following table presents other information related to the operating and finance leases (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(348)	$(377)
Operating cash flows from operating leases	(5,626)	(5,036)
Financing cash flows from finance leases	(1,199)	(1,067)
Right-of-use assets obtained in exchange for finance lease liabilities	1,088	269
Right-of-use assets obtained in exchange for operating lease liabilities	5,216	481

5.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2025
Financial assets:
Deferred compensation plan	$3,814	$3,421	$393	$-
Foreign currency forward contracts	15	-	15	-
Interest rate swaps	61	-	61	-
Total financial assets	$3,890	$3,421	$469	$-

Financial liabilities:
Foreign currency forward contracts	$(300)	$-	$(300)	$-

As of December 31, 2024
Financial assets:
Deferred compensation plan	$3,784	$3,282	$502	$-
Foreign currency forward contracts	143	-	143	-
Interest rate swaps	187	-	187	-
Total financial assets	$4,114	$3,282	$832	$-

Financial liabilities:
Foreign currency forward contracts	$(6)	$-	$(6)	$-
Interest rate swaps	(88)	-	(88)	-
Total financial liabilities	$(94)	$-	$(94)	$-

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

The foreign currency forward contracts and interest rate swaps are derivatives valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the fair value hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company. The foreign currency forward contracts and interest rate swaps are presented at their gross fair values. The current portion of foreign currency forward contract and interest rate swap assets are included within Prepaid expenses and other and foreign currency forward contract and interest rate swap liabilities are included within Accrued liabilities in the Condensed Consolidated Balance Sheets. The noncurrent portion of interest rate swap assets are included within Other assets in the Condensed Consolidated Balance Sheets.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of September 30, 2025, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

6.	Stockholders’ Equity

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

At this time, the Company has elected to limit its share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans. In November 2023, the Company executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of its common stock. This Rule 10b5‑1 trading plan was terminated in December 2024. In March 2025, the Company executed a Rule 10b5‑1 trading plan which designated up to $5 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock. All shares under this Rule 10b5‑1 trading plan were repurchased as of April 15, 2025. In May 2025, the Company executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock. All shares under this Rule 10b5‑1 trading plan were repurchased as of July 31, 2025. In August 2025, the Company executed a Rule 10b5‑1 trading plan which designates up to $9 million for daily share repurchases between September 15, 2025 and October 30, 2025 with volumes that fluctuate with changes in the trading price of its common stock.

During the three and nine months ended September 30, 2025, the Company repurchased approximately 186,000 shares and 379,000 shares, respectively, of the Company’s common stock for an aggregate amount of $8.0 million and $15.8 million, respectively. During the nine months ended September 30, 2024, the Company repurchased approximately 145,000 shares of the Company’s common stock for an aggregate amount of $4.3 million. The Company did not repurchase shares during the three months ended September 30, 2024. All shares reacquired in connection with the Company’s share repurchase program are retired and treated as authorized and unissued shares. As of September 30, 2025, $9.1 million of the share repurchase authorization remained available for repurchases under this program.

Subsequent to September 30, 2025, through October 28, 2025, the Company repurchased approximately 25,000 shares at an average price of $51.95 per share for a total purchase price of $1.3 million pursuant to a Rule 10b5‑1 trading plan.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cost of sales	$325	$387	$906	$1,102
Selling, general, and administrative expense	907	775	3,018	2,734
Total	$1,232	$1,162	$3,924	$3,836

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2024	240,071	$31.89
RSUs and PSAs granted	107,065	42.41
RSUs and PSAs vested (2)	(117,339)	31.24
Unvested RSUs and PSAs as of September 30, 2025	229,797	37.12

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2025, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 118% for the 2022-2024 performance period, 111% for the 2023-2024 performance period, and 133% for the 2024 performance period.

The unvested balance of RSUs and PSAs as of September 30, 2025 includes approximately 172,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of September 30, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

For the nine months ended September 30, 2025 and 2024, stock awards of 12,996 shares and 14,424 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $39.23 in 2025 and $33.27 in 2024.

8.	Commitments and Contingencies

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

The Company and the ODEQ have agreed to a monitored natural attenuation work plan designed to provide ongoing monitoring of shallow groundwater objectives established for the Company’s site. Regular testing has confirmed that natural attenuation is an effective form of controlling the release of contaminants into the Willamette River. Any future liabilities or other obligations associated with source control would be derived from observed failure to meet groundwater objectives, which are considered unlikely based on the Company’s pattern of successful testing results.

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

Commitments

As of September 30, 2025, the Company’s commitments include approximately $2.1 million remaining relating to its investment in a catch basin machine at the Orem, Utah facility.

Guarantees

The Company has entered into certain letters of credit that total $1.6 million as of September 30, 2025. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

Net revisions in contract estimates resulted in an increase in WTS net sales of $4.2 million and $8.4 million for the three and nine months ended September 30, 2025, respectively and $0.8 million and $3.1 million for the three and nine months ended September 30, 2024, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Over time	$103,866	$85,924	$266,900	$255,454
Point in time	47,201	44,277	133,464	117,467
Net sales	$151,067	$130,201	$400,364	$372,921

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

The following is a summary of the changes in contract assets and contract liabilities (in thousands):

	Contract Assets	Contract Liabilities	Net Contract Assets
Nine Months Ended September 30, 2025
Balance, beginning of period	$103,422	$(11,197)	$92,225
Revenue recognized	221,113	45,787	266,900
Billings	(228,701)	(43,131)	(271,832)
Other	1,048	233	1,281
Balance, end of period	$96,882	$(8,308)	$88,574

Nine Months Ended September 30, 2024
Balance, beginning of period	$120,516	$(21,450)	$99,066
Revenue recognized	220,632	34,822	255,454
Billings	(220,060)	(42,333)	(262,393)
Other	(105)	64	(41)
Balance, end of period	$120,983	$(28,897)	$92,086

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $11.1 million and $19.3 million during the nine months ended September 30, 2025 and 2024, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time. As of September 30, 2025, backlog was $257 million. The Company expects to recognize approximately 29% of the remaining performance obligations in 2025, 45% in 2026, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2021.

The Company recorded income tax expense at an estimated effective income tax rate of 26.0% and 25.6% for the three and nine months ended September 30, 2025, respectively and 26.3% and 26.3% for the three and nine months ended September 30, 2024, respectively. The Company’s estimated effective income tax rates for the three months ended September 30, 2025 and for the three and nine months ended September 30, 2024 were primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rate for the nine months ended September 30, 2025 was primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share and footnoted amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$13,505	$10,253	$26,532	$24,110

Basic weighted-average common shares outstanding	9,678	9,919	9,830	9,915
Effect of potentially dilutive common shares	135	136	136	125
Diluted weighted-average common shares outstanding	9,813	10,055	9,966	10,040

Net income per common share:
Basic	$1.40	$1.03	$2.70	$2.43
Diluted	$1.38	$1.02	$2.66	$2.40

12.	Segment Information

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2025
	2025	2024	2025	2024
Net sales:
Water Transmission Systems	$103,866	$85,924	$266,900	$255,454
Precast Infrastructure and Engineered Systems	47,201	44,277	133,464	117,467
Total net sales	$151,067	$130,201	$400,364	$372,921

Cost of sales:
Water Transmission Systems (1)	$81,750	$69,296	$217,555	$207,603
Precast Infrastructure and Engineered Systems (2)	37,167	33,886	105,929	92,351
Total cost of sales	$118,917	$103,182	$323,484	$299,954

Gross profit:
Water Transmission Systems	$22,116	$16,628	$49,345	$47,851
Precast Infrastructure and Engineered Systems	10,034	10,391	27,535	25,116
Total gross profit	$32,150	$27,019	$76,880	$72,967

(1)	Depreciation and amortization included in Cost of sales for the WTS segment was $3.0 million and $8.4 million for the three and nine months ended September 30, 2025, respectively and $3.1 million and $8.8 million for the three and nine months ended September 30, 2024, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment was $1.1 million and $2.7 million for the three and nine months ended September 30, 2025, respectively and $0.9 million and $2.1 million for the three and nine months ended September 30, 2024, respectively.

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

In July 2025, the FASB issued ASU No. 2025‑05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025‑05”) which provides a practical expedient permitting all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025‑05 will be adopted prospectively and will be effective for the Company beginning January 1, 2026, including interim periods in 2026, with early adoption permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

14.	Subsequent Event

The Company had two noncontributory defined benefit plans. Effective 2001, both plans were frozen and participants were fully vested in their accrued benefits as of the date each plan was frozen. In December 2024, the Company’s Board of Directors approved the termination of its defined benefit plans, subject to approvals from the Internal Revenue Service and the Pension Benefit Guaranty Corporation. The termination was effective April 30, 2025. On September 30, 2025, the Company entered into an agreement to purchase annuity contracts to transfer its remaining obligations under the plans, which occurred on October 3, 2025. In connection with the plans’ termination, the Company expects to record a noncash pension settlement charge between $1.5 million and $2.0 million during the fourth quarter of 2025 which includes the reclassification of unrecognized pension losses from Accumulated other comprehensive loss to Other income (expense) on the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025 (“2025 Q3 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	product quality assurance failures that result in decreased sales and operating margin, product returns, product liability, warranty, or other claims;
•	international trade policy and regulations;
•	changes in trade policy (in particular with Canada and Mexico) and duties imposed on imports and exports and the related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	delays or reductions in state or local government spending due to revisions to federal appropriations brought on by policy changes, staffing levels or the inability to pass budget reconciliation legislation;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	our ability to attract and retain talented employees;
•	impact of geopolitical trends, changes, and events, including various military conflicts or tensions and the regional and global ramifications of these conditions;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	effectiveness of future implementations or conversions of enterprise resource planning or other key systems;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2024 (“2024 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2025 Q3 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

NWPX Infrastructure, Inc., formerly known as Northwest Pipe Company, is a leading manufacturer of water-related infrastructure products, and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”), which includes the brands NWPX Geneva and NWPX Park. For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.3 million in August 2025 and 1.5 million in December 2024, and the population of the United States is expected to increase by approximately 2 million people in 2025. While the housing market has softened recently and the current elevated federal funds rate could temper demand for our precast products, we continue to see steady demand in Texas and Utah which are two of the four states in the United States with the highest capital expenditures per capita according to the June 2025 Bluefield Research Insight Report – U.S. & Canada Water & Wastewater Pipe CAPEX Forecasts, 2025-2035 and the states in which our Precast manufacturing facilities are located.

Our WTS projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. As previously reported, we experienced a reduced level of project bidding in the first quarter of 2025 that rebounded significantly in the second quarter, and we continue to expect full-year 2025 bidding levels to align closely with the level of project bidding we experienced in 2024, as long-term demand for water infrastructure projects in the United States remains relatively strong. Additionally, our WTS business faces uncertainty in the broader domestic economy as recent executive orders, staffing cuts, and other federal funding disputes are viewed to delay funding brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)) and the Inflation Reduction Act. While these delays first impact the engineering and design phases in the early part of the project cycle, elongated delays to funding State Revolving Funds would eventually impact future project bids. According to the August 2025 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q3 2025, approximately $5 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund recipients via subawards, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long project timelines.

Purchased steel typically represents approximately 30% of our WTS projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. WTS contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $953 per ton in the first nine months of 2025, compared to annual averages of $914 per ton in 2024 and $994 per ton in 2023.

Economic uncertainty, including the impacts of U.S. global economic policy, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. More specifically, we believe the recently enacted trade policies, and the uncertainty around the tariffs and related countermeasures, could dampen construction activity and impact our costs, particularly in the short term. These costs will be mitigated to the extent possible. Rising delays in the planning pipeline suggest that developers are already bracing for impact, grappling with higher tariffs and dwindling federal funding. We expect heightened risk of economic volatility as long as the uncertainty remains, though the direct and indirect impact on our business will also depend on future developments, which cannot be predicted.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$103,866	68.8%	$85,924	66.0%
Precast Infrastructure and Engineered Systems	47,201	31.2	44,277	34.0
Total net sales	151,067	100.0	130,201	100.0
Cost of sales:
Water Transmission Systems	81,750	54.1	69,296	53.2
Precast Infrastructure and Engineered Systems	37,167	24.6	33,886	26.0
Total cost of sales	118,917	78.7	103,182	79.2
Gross profit:
Water Transmission Systems	22,116	14.7	16,628	12.8
Precast Infrastructure and Engineered Systems	10,034	6.6	10,391	8.0
Total gross profit	32,150	21.3	27,019	20.8
Selling, general, and administrative expense	13,113	8.7	11,581	8.9
Operating income	19,037	12.6	15,438	11.9
Other loss	(3)	-	(66)	(0.1)
Interest expense	(788)	(0.5)	(1,452)	(1.1)
Income before income taxes	18,246	12.1	13,920	10.7
Income tax expense	4,741	3.2	3,667	2.8
Net income	$13,505	8.9%	$10,253	7.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$266,900	66.7%	$255,454	68.5%
Precast Infrastructure and Engineered Systems	133,464	33.3	117,467	31.5
Total net sales	400,364	100.0	372,921	100.0
Cost of sales:
Water Transmission Systems	217,555	54.3	207,603	55.6
Precast Infrastructure and Engineered Systems	105,929	26.5	92,351	24.8
Total cost of sales	323,484	80.8	299,954	80.4
Gross profit:
Water Transmission Systems	49,345	12.4	47,851	12.9
Precast Infrastructure and Engineered Systems	27,535	6.8	25,116	6.7
Total gross profit	76,880	19.2	72,967	19.6
Selling, general, and administrative expense	39,038	9.7	35,220	9.5
Operating income	37,842	9.5	37,747	10.1
Other income (loss)	25	-	(287)	(0.1)
Interest expense	(2,186)	(0.6)	(4,749)	(1.2)
Income before income taxes	35,681	8.9	32,711	8.8
Income tax expense	9,149	2.3	8,601	2.3
Net income	$26,532	6.6%	$24,110	6.5%

Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024

Net sales. Net sales increased 16.0% to $151.1 million in the third quarter of 2025 compared to $130.2 million in the third quarter of 2024 and increased 7.4% to $400.4 million in the first nine months of 2025 compared to $372.9 million in the first nine months of 2024.

WTS net sales increased 20.9% to $103.9 million in the third quarter of 2025 compared to $85.9 million in the third quarter of 2024 driven by a 14% increase in tons produced resulting from changes in project timing and a 6% increase in selling price per ton due to changes in product mix. WTS net sales increased 4.5% to $266.9 million in the first nine months of 2025 compared to $255.5 million in the first nine months of 2024 driven by a 10% increase in selling price per ton due to changes in product mix, partially offset by a 5% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 6.6% to $47.2  million in the third quarter of 2025 compared to $44.3  million in the third quarter of 2024 driven by an 8% increase in selling prices due to changes in product mix, partially offset by a 2% decrease in volume shipped. Precast net sales increased 13.6% to $133.5  million in the first nine months of 2025 compared to $117.5 million in the first nine months of 2024 driven by a 10% increase in volume shipped and a 3% increase in selling prices due to changes in product mix.

Gross profit. Gross profit increased 19.0% to $32.2 million (21.3% of net sales) in the third quarter of 2025 compared to $27.0 million (20.8% of net sales) in the third quarter of 2024 and increased 5.4% to $76.9 million (19.2% of net sales) in the first nine months of 2025 compared to $73.0 million (19.6% of net sales) in the first nine months of 2024.

WTS gross profit increased 33.0% to $22.1 million (21.3% of WTS net sales) in the third quarter of 2025 compared to $16.6 million (19.4% of WTS net sales) in the third quarter of 2024 due to increased volume, including related operational efficiency gains, and changes in product mix. WTS gross profit increased 3.1% to $49.3 million (18.5% of WTS net sales) in the first nine months of 2025 compared to $47.9 million (18.7% of WTS net sales) in the first nine months of 2024 due to increased selling prices.

Precast gross profit decreased 3.4% to $10.0 million (21.3% of Precast net sales) in the third quarter of 2025 compared to $10.4 million (23.5% of Precast net sales) in the third quarter of 2024 primarily due to changes in product mix. Precast gross profit increased 9.6% to $27.5 million (20.6% of Precast net sales) in the first nine months of 2025 compared to $25.1 million (21.4% of Precast net sales) in the first nine months of 2024 primarily due to increased volume shipped.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 13.2% to $13.1 million (8.7% of net sales) in the third quarter of 2025 compared to $11.6 million (8.9% of net sales) in the third quarter of 2024 primarily due to $0.8 million in higher incentive compensation expense and $0.7 million in higher base compensation and benefits expense. Selling, general, and administrative expense increased 10.8% to $39.0 million (9.7% of net sales) in the first nine months of 2025 compared to $35.2 million (9.5% of net sales) in the first nine months of 2024 primarily due to $2.1 million in higher base compensation and benefits expense and $1.9 million in higher incentive compensation expense, partially offset by $0.5 million in lower professional fees.

Income taxes. Income tax expense was $4.7 million in the third quarter of 2025 (an effective income tax rate of 26.0%) compared to $3.7 million in the third quarter of 2024 (an effective income tax rate of 26.3%) and was $9.1 million in the first nine months of 2025 (an effective income tax rate of 25.6%) compared to $8.6 million in the first nine months of 2024 (an effective income tax rate of 26.3%). The estimated effective income tax rates for the third quarter of 2025 and the third quarter and first nine months of 2024 were primarily impacted by non-deductible permanent differences. The estimated effective income tax rate for the first nine months of 2025 were primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the nine months ended September 30, 2025 and 2024 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q, and are further discussed below.

As of September 30, 2025, our working capital (current assets minus current liabilities) was $198.5 million compared to $187.4 million as of December 31, 2024. Cash and cash equivalents totaled $2.7 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, we had $27.6 million of outstanding revolving loan borrowings, $12.2 million of outstanding long-term debt, $92.2 million of operating lease liabilities, and $6.7 million of finance lease liabilities. As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $14.5 million of outstanding long-term debt, $90.7 million of operating lease liabilities, and $6.8 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $31.3 million in the first nine months of 2025 compared to $18.9 million in the first nine months of 2024. Net income, adjusted for noncash items, provided $51.3 million of operating cash flow in the first nine months of 2025 compared to $47.2 million of operating cash flow in the first nine months of 2024. The net change in working capital used $20.0 million of operating cash flow in the first nine months of 2025 compared to $28.3 million in the first nine months of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $14.9 million in the first nine months of 2025 compared to $16.5 million in the first nine months of 2024. Capital expenditures were $15.0 million in the first nine months of 2025 compared to $16.6 million in the first nine months of 2024, which includes $1.1 million in the first nine months of 2025 and $1.7 million in the first nine months of 2024 of investment in our new reinforced concrete pipe mill, $0.3 million in the first nine months of 2025 and $4.5 million in the first nine months of 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, $1.4 million in the first nine months of 2025 for the catch basin machine in the Orem, Utah facility, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2025 to be approximately $19 million to $22 million, which includes approximately $2 million of investment in our new reinforced concrete pipe mill and associated ancillary equipment, $1 million for the catch basin machine in the Orem, Utah facility, and the remainder primarily for standard capital replacement.

Net Cash Used in Financing Activities

Net cash used in financing activities was $18.7 million in the first nine months of 2025 compared to $0.7 million in the first nine months of 2024. Net borrowings on the line of credit were $3.0 million in the first nine months of 2025 compared to $6.2 million in the first nine months of 2024. Net payments on other debt were $2.3 million in the first nine months of 2025. No payments on other debt were made in the first nine months of 2024. Repurchases of common stock were $15.7 million in the first nine months of 2025 compared to $4.4 million in the first nine months of 2024.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2025 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K.

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For details regarding our Rule 10b5‑1 trading plans and share repurchase program, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, the Third Amendment to Credit Agreement dated June 29, 2023, and the Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated August 13, 2025 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on August 13, 2030. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of September 30, 2025 under the Amended Credit Agreement, we had $27.6 million of outstanding revolving loan borrowings, $1.6 million of outstanding letters of credit, and additional borrowing capacity of approximately $96 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of September 30, 2025, the weighted-average interest rate for outstanding borrowings was 5.84%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of September 30, 2025 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of September 30, 2025, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of September 30, 2025, the outstanding balance of the term loan was $12.2 million and the weighted-average interest rate for outstanding borrowings was 6.58%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2025 as compared to the critical accounting estimates disclosed in our 2024 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2025, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2025 Q3 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2024 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2024 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 2, 2023, we announced our authorization of a share repurchase program of up to $30 million of our outstanding common stock. The program does not commit to any particular timing or quantity of purchases, and the program may be suspended or discontinued at any time. Under the program, shares may be purchased in open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For details regarding our Rule 10b5‑1 trading plans and share repurchase program, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2025 Q3 Form 10‑Q.

The following table provides information relating to our repurchase of common stock during the three months ended September 30, 2025 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2025 to July 31, 2025	171,148	$42.04	171,148	$9,891,004
August 1, 2025 to August 31, 2025	-	-	-	9,891,004
September 1, 2025 to September 30, 2025	15,303	52.48	15,303	9,087,904
Total	186,451	42.90	186,451

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Subsequent to September 30, 2025, through October 28, 2025, we repurchased approximately 25,000 shares at an average price of $51.95 per share for a total purchase price of $1.3 million pursuant to a Rule 10b5‑1 trading plan, thereby reducing the remaining share repurchase availability to $7.8 million under our share repurchase program.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows:

On August 12, 2025, Scott Montross, our President and Chief Executive Officer, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Montross’ Rule 10b5‑1 trading arrangement provides for the potential sale of up to 8,210 shares of our common stock between November 11, 2025 and February 25, 2026, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Montross’ Rule 10b5‑1 trading arrangement.

On August 15, 2025, Miles Brittain, our Executive Vice President, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Brittain’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 8,000 shares of our common stock between November 14, 2025 and February 27, 2026, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Brittain’s Rule 10b5‑1 trading arrangement.

On September 5, 2025, Michael Franson, a member of our Board of Directors, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Franson’s Rule 10b5‑1 trading arrangement provides for the potential sale of up to 5,506 shares of our common stock between December 5, 2025 and September 4, 2026, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Franson’s Rule 10b5‑1 trading arrangement.

On September 8, 2025, Aaron Wilkins, our Senior Vice President, Chief Financial Officer, and Corporate Secretary, adopted a Rule 10b5‑1 trading arrangement for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act. Mr. Wilkins’ Rule 10b5‑1 trading arrangement provides for the potential sale of up to 6,285 shares of our common stock between December 8, 2025 and February 20, 2026, so long as the market price of our common stock is higher than certain minimum threshold prices specified in Mr. Wilkins’ Rule 10b5‑1 trading arrangement.

Item 6. Exhibits

(a) The exhibits filed as part of this 2025 Q3 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated as of August 13, 2025, by and among NWPX Infrastructure, Inc., NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of NWPX Infrastructure, Inc., and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on August 19, 2025 *

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) to Regulation S‑K. The Registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2025

NWPX INFRASTRUCTURE, INC.

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)