Form 10-K
period 2025-12-31
NWPX Infrastructure, Inc.
filed 2026-02-26
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code 360‑397‑6250

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

The aggregate market value of the common equity that was held by non-affiliates of the registrant was $345,346,358 as of June 30, 2025 based upon the last sales price as reported by the Nasdaq Global Select Market.

The number of shares outstanding of the registrant’s common stock as of February 17, 2026 was 9,574,225 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated into Parts II and III of Form 10‑K by reference certain portions of its 2024 Form 10‑K, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025, and its Proxy Statement for its 2026 Annual Meeting of Shareholders.

NWPX INFRASTRUCTURE, INC.

2025 ANNUAL REPORT ON FORM 10‑K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10‑K”), other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials;
•	excess or shortage of production capacity;
•	product quality failures that result in decreased sales and operating margin, product returns, product liability, warranty, or other claims;
•	international trade policy and regulations;
•	changes in trade policy (in particular Canada and Mexico) and duties imposed on imports and exports and related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate recent and other future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	delays or reductions in state or local government spending due to revisions to federal appropriations brought on by policy changes, staffing levels or the inability to pass budget reconciliation legislation;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	our ability to attract and retain talented employees;
•	impact of geopolitical trends, changes, and events, including various military conflicts or tensions and the regional and global ramifications of these conditions;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	effectiveness of future implementations or conversions of enterprise resource planning or other key systems;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•	other risks discussed in Part I — Item 1A. “Risk Factors” of this 2025 Form 10‑K and from time to time in our other SEC filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2025 Form 10‑K. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

PART I

Item 1.	Business

Unless otherwise indicated, the terms “the Company,” “NWPX Infrastructure,” “we,” “our,” and “us” are used in this 2025 Form 10‑K to refer to NWPX Infrastructure, Inc. or one of our consolidated subsidiaries or to all of them taken as a whole. We were incorporated in the State of Oregon in 1966.

Overview

NWPX Infrastructure, Inc., formerly known as Northwest Pipe Company, is a leading manufacturer of water-related infrastructure products, and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”), which includes the brands NWPX Geneva and NWPX Park. Under the Northwest Pipe Company brand, we are the largest manufacturer of engineered water transmission systems in North America and produce steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. We also provide solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products. We have broadened our manufacturing footprint by bringing lined and engineered precast products into production at additional facilities. This increases our capacity and improves regional availability. Strategically positioned to meet growing water and wastewater infrastructure needs, our skilled team is committed to quality and innovation while upholding our core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, we operate 13 manufacturing facilities across North America.

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

Company Name

Our shareholders approved an amendment to our Articles of Incorporation to change our corporate name from Northwest Pipe Company to NWPX Infrastructure, Inc. at the Annual Meeting of Shareholders held on June 12, 2025. That same day, we effectuated the name change by filing an amendment of our Articles of Incorporation with the Oregon Secretary of State and amended and restated our Bylaws to reflect the name change.

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

Our Segments

Water Transmission Systems. WTS manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, seismic resiliency, and other applications. In addition, WTS makes products for industrial plant piping systems and certain structural applications. WTS has manufacturing facilities located in Portland, Oregon; Adelanto and Tracy, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

Precast Infrastructure and Engineered Systems. Precast manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including reinforced concrete pipe (“RCP”), manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

Recent Strategic Actions

On February 23, 2026, we completed the acquisition of 100% of the shares of Boughton’s Precast, Inc. (“Boughton”), a single precast facility located in Pueblo, Colorado, for a purchase price of approximately $9.0 million. This acquisition expands our geographic footprint for our stormwater infrastructure and sanitary sewer products including manholes, catch basins, vaults, and reinforced concrete pipe.

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

Federal initiatives to improve the conditions of the aging water infrastructure include the Water Finance Center at the EPA and the Water and Environmental Programs at the U.S. Department of Agriculture. The Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)), signed into law in November 2021, will invest $55 billion to expand access to clean drinking water for households, businesses, schools, and childcare centers all across the country. According to the August 2025 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q3 2025, approximately $5 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund (“DWSRF”) recipients via subawards. The DWSRF, a federal-state partnership and financial assistance program to help water systems and states achieve the health protection objectives of the Safe Drinking Water Act, provided $4.4 billion in assistance in fiscal 2023 and $57.3 billion in assistance since 1997, according to the 2023 DWSRF Annual Report. Separately, according to its latest report, 2024 Annual Report, the EPA’s Water Infrastructure Finance and Innovation Act program, a federal credit program for eligible water and wastewater infrastructure projects, closed 18 loans totaling $2 billion in 2024. As of January 22, 2026, according to the EPA, 149 loans totaling over $23 billion have closed since funding through the program began in 2018.

In addition to the Federal initiatives, individual states are also taking action. In November 2013, the State of Texas earmarked $27 billion of future bond funding for state water projects over the next 50 years through their State Water Implementation Fund for Texas (“SWIFT”). This program provides low-interest loans, extended payment terms, deferral of loan repayments, and incremental repurchase terms for projects with state ownership aspects. As of December 31, 2025, SWIFT has committed $17.0 billion in assistance toward state water plan projects according to its Fiscal Year 2025 SWIFT Project Status Report. In November 2025, the State of Texas also approved the allocation up to $1 billion annually of sales tax revenues to the Texas Water Fund from 2027 to 2047. The funds are to be used to fix infrastructure, develop new water sources, and support conservation efforts to help meet the state’s increasing water demands. In November 2014, the State of California approved the Water Quality, Supply and Infrastructure Improvement Act which authorizes $7.5 billion in general obligation bonds to fund state water supply infrastructure projects, such as public water system improvements, surface and groundwater storage, drinking water protection, water recycling and advanced water treatment technology, water supply management and conveyance, wastewater treatment, drought relief, emergency water supplies, and ecosystem and watershed protection and restoration. Nearly all of these funds have now been committed, which prompted the passing of California’s Safe Drinking Water, Wildfire Prevention, Drought Preparedness and Clean Air Bond Act in November 2024. The new funding is expected to provide approximately $4 billion for water infrastructure-related projects. Our strategically located manufacturing facilities are well-positioned to take advantage of the anticipated growth in demand.

Water Transmission Systems. Our large-diameter, engineered welded steel pipeline systems are utilized in water, energy, structural, and plant piping applications. Our core market is the large-diameter, high-pressure portion of a water transmission pipeline that is typically at the “upper end” of a pipeline system. This is the portion of the overall water pipeline that generally transports water from the source to a treatment plant or from a treatment plant into the distribution system, rather than the small lines that deliver water directly into households.

In its Seventh Drinking Water Infrastructure Needs Survey and Assessment released in September 2023, the EPA estimated the nation will need to spend $625 billion on public water system infrastructure capital improvements from 2021 to 2040 to continue to provide safe drinking water to the public. The American Society of Civil Engineers (“ASCE”) has given poor ratings to many aspects of the United States water infrastructure in their latest report, the 2025 Infrastructure Report Card for Drinking Water. The Bridging the Gap: Economic Impacts of National Infrastructure Investment, 2024-2043 report published by ASCE and EBP in May 2024 anticipates there will be cumulative infrastructure needs for drinking water, wastewater, and stormwater infrastructure of $1.7 trillion from 2024 to 2033 and $3.6 trillion from 2024 to 2043.

According to the United States Census Bureau, the population of the United States will increase by approximately 21 million people between 2026 and 2050. The increase will require substantial new infrastructure, as the existing United States water infrastructure is not equipped to provide water to millions of new residents. The development of new sources of water at greater distances from population centers will drive the demand for new water transmission lines. Climate change may be a cause for drought conditions in some regions of the country which increases the demand for new infrastructure. According to ConstructConnect’s Winter 2025 Construction Starts Forecast, U.S. water and sewage treatment construction starts are forecasted to be $60.3 billion in 2026.

As water systems degrade over time and cause failures, many current water supply sources are in danger of reaching the end of their useful life. Much of the drinking water infrastructure in major cities was built in the mid-20th century with a lifespan of 75 to 100 years. In its 2025 Infrastructure Report Card for Drinking Water, the ASCE estimates there are approximately 240,000 water main breaks per year in the United States, resulting in roughly $2.6 billion in repair and maintenance costs. The ASCE also reports that nearly 20% of installed water mains (a little more than 450,000 miles of pipe) were reported to have exceeded their useful lives but are still awaiting replacement due to inadequate funding. These aging water and wastewater systems will drive demand for future investment.

Precast Infrastructure and Engineered Systems. Our high-quality precast and reinforced concrete products are typically used in low-pressure, gravity fed sewer and stormwater applications. Demand for these products is generally influenced by general economic conditions such as housing starts, commercial development, population growth, and interest rates. In addition, the continued expansion of data center development, driven by cloud computing and artificial intelligence applications, is contributing to increased demand for stormwater management, wastewater pretreatment, and related water infrastructure solutions, creating additional opportunities. New residential and commercial construction and transportation department funding of individual states impact our market.

According to the United States Census Bureau, the privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in December 2025 and 1.5 million in December 2024. The October 2025 Construction Coverage U.S. Cities Building the Most Homes indicates Utah and Texas, where our Precast manufacturing facilities are located, are in the top six of U.S. states building the most homes. Our market in Texas is also driven by commercial development. According to ConstructConnect’s Winter 2025 Construction Starts Forecast, non-residential building in Texas is forecasted to grow 7.0% in 2026 compared to the 2025 forecast of $62.5 billion.

In its 2025 Infrastructure Report Card for Wastewater, the ASCE states that over the last decade, the sector’s renewal and replacement rate for large capital projects decreased from 3% to 2% while the average number of collection system failures for combined water utilities increased from 2 to 3.3 per 100 miles of pipe, indicating the impacts of aging infrastructure. In its 2025 Infrastructure Report Card for Stormwater, the ASCE warns that as the area covered by impervious surfaces expands at a rate of 1% every five years, impacts of stormwater runoff increase and can lead to urban flooding. In addition, deferred maintenance is expected to increase the likelihood of urban flooding and threatens water quality. In the U.S., the length of impaired rivers and streams increased from 424,000 miles in 2010 to over 703,000 miles in 2022. Bluefield Research’s August 2025 Analyst Presentation: U.S. & Canada Municipal Utility Capital Improvement Plans; Water, Wastewater, and Stormwater Budget Outlook, 2025-2034 estimated the utilities captured in its analysis are projecting approximately $173 billion in capital investment between 2025 and 2034 of for wastewater and approximately $29 billion for stormwater.

Backlog and Order Book

Water Transmission Systems. We measure backlog as a key metric to evaluate the commercial health of our water infrastructure steel pipe business. Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time. Binding agreements received by us may be subject to cancelation or postponement; however, cancelation would obligate the customer to pay the contract consideration proportional to the costs we have incurred through the cancelation date. As of December 31, 2025 and 2024, backlog was $234 million and $213 million, respectively. Backlog as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of backlog ultimately will be realized. Separate from our backlog, we have been notified that we are the successful bidder on additional projects, but binding agreements have not been executed (“confirmed orders”). As of December 31, 2025 and 2024, backlog including confirmed orders was $346 million and $310 million, respectively. Projects for which a binding agreement has not been executed could be canceled without penalty.

Precast Infrastructure and Engineered Systems. We measure order book as unfulfilled orders outstanding at the measurement date for Precast products. As of December 31, 2025 and 2024, order book was $57 million and $61 million, respectively. Order book as of any particular date may not be indicative of actual operating results for any fiscal period. There can be no assurance that any amount of order book ultimately will be realized. As unfulfilled orders do not have binding agreements, orders may be canceled without penalty.

Products

Water Transmission Systems. Water infrastructure steel pipe is used for high-pressure applications, typically requiring pipe to withstand pressures in excess of 150 pounds per square inch. Most of our water transmission products, mainly welded steel pipe and bar-wrapped cylinder pipe, are made to project specifications for fully engineered, large-diameter, high-pressure water infrastructure systems. Other uses include power generation circulating water systems, penstocks, pipe piling, and water and wastewater treatment plants. Spiral welded pipe is manufactured in diameters ranging from 24 inches to 156 inches with wall thickness of 0.135 inches to 1.00 inch. Our rolled and welded capabilities allow for manufacturing diameters greater than 156 inches and wall thicknesses exceeding 1.00 inch. Lining and coating capabilities include cement mortar, polyurethane, epoxy, and polyethylene tape according to our customers’ project specifications. Fabrication of fittings are performed at our own facilities providing installation contractors and project owners with a complete engineered system. Product is delivered to the jobsite using commercial trucks or marine transport as needed.

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

We also manufacture pre-assembled stormwater, wastewater, and water management systems housed predominantly in precast concrete or steel housings, including water meter assemblies, break tank systems, pump lift stations, and backflow prevention systems. Our stormwater products include catch basins, canal valves, and interceptors capable of removing sediments, trash, and oil from stormwater runoff, while our wastewater products protect the environment and limit pollutants from entering sewer systems and include interceptors designed to neutralize and macerate foreign materials such as fats, oils, and greases in wastewater for hospitals, service stations, restaurants, and other commercial applications. Our units are pre-assembled in a quality-controlled environment and are delivered ready to install to the job site, providing significant savings from onsite assembly.

Manufacturing and Product Development

Water Transmission Systems. Water infrastructure steel pipe manufacturing begins with the preparation of engineered drawings of each unique piece of pipe in a project. These drawings are prepared on our proprietary computer-aided design system and are used as blueprints to manufacture pipe. After the drawings are completed and approved, the manufacturing of engineered steel water pipe begins by feeding a steel coil continuously at a specified angle into a spiral weld mill which cold-forms the band into a tubular configuration with a spiral seam. Automated arc welders, positioned on both the inside and the outside of the tube, are used to weld the seam. The welded pipe is then cut at the specified length. After completion of the forming and welding phases, the finished cylinder is tested and inspected in accordance with project specifications, which may include 100% radiographic analysis of the weld seam. The cylinders are then coated and lined as specified. Possible coatings include polyurethane paint, polyethylene tape, epoxy, and cement mortar. Following coating and lining, certain pieces may be custom fabricated as required for the project. This process is performed at our on-site fabrication facilities.

Precast Infrastructure and Engineered Systems. Precast concrete products are manufactured using either a dry cast or wet cast concrete mix, depending on the size of the piece and the number of identical pieces to be manufactured. In the dry cast method, a concrete mix with low water content, known as zero-slump concrete, is poured into a mold and then densely compacted around the steel reinforcement cage using a variety of manufacturing methods. The concrete structure is immediately removed from the mold and allowed to cure in a high humidity environment to ensure proper hydration of the concrete. This method allows multiple pieces to be produced from the same mold each day and is most suitable for high volume, repetitive manufacturing. We also manufacture RCP by producing a steel mesh cage, enclosing it in a form or mold, and then pouring concrete around it to produce the pipe. In the wet cast method, a concrete mix with relatively high water content is poured into a mold and allowed to cure in the mold, which can take from four to 16 hours.

We recently completed the installation in our Salt Lake City facility of a fully automated production system for concrete pipe and manhole components that offers greater efficiency and safety and increased our production capacity of RCP and manholes up to 60 inches in diameter. We are currently investing in a new catch basin machine capable of producing dry cast basins in excess of five square feet while providing significant cost advantages for the smaller sizes we currently manufacture. That project is expected to be completed in 2026. Additionally, to further diversify our product offerings, we continue to upgrade our monolithic precast forms which expand our production capabilities of dry utility products, which are now possible at both NWPX Geneva and NWPX Park. Our Houston facility includes a metal fabrication plant to build welded steel tanks required in many of our water storage tanks, dewatering containers, or other above ground housing or storage units. The metal fabrication plant also manufactures custom hatchways, ladders, and other parts needed for our environmental equipment.

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

Another new product offering is the Hybrid polyvinyl chloride (“PVC”) Manhole System, a cost-effective and corrosion-free solution for sanitary sewer rehabilitation. This system combines the corrosion and abrasion resistance benefits of traditional lined precast manholes with the ease of installation and the widespread availability of PVC pipes. Each unit includes an FRP-lined reinforced concrete base and lid and a PVC riser. Installation is quick and easy, and labor can be 100% self-performed by the contractor in the field.

We have achieved UL 508A certification for control panel systems that we incorporate into many of our water, wastewater, and stormwater infrastructure products. This certification indicates that a product has been tested by UL Solutions and meets scientific safety, quality, and security standards including correct component selection, proper conductor sizing, protection, and spacing; verified short-circuit current ratings; and accurate labeling, documentation, and wiring methods. This certification also assures our customers the product is in compliance with the National Electrical Code Article 409 and is expected to simplify permitting and inspection, streamline approvals, and shorten project timelines. UL certified control systems can be found on many of NWPX Park’s core products including oil-water separators, grease interceptors, lift stations, water storage units, metering backflow units, potable water, fire protection, and irrigation systems.

To stay current with technological developments in the United States and abroad, we participate in trade shows, industry associations, research projects, and vendor trials of new products. We believe our staff includes some of the most tenured and experienced pipe manufacturing and water infrastructure professionals in the nation.

Intellectual Property. We own various patents, registered trademarks and trade names and applications for, or licenses in respect of the same, that relate to our various products, including a number of innovative technologies relating to water infrastructure as well as precast infrastructure and engineered systems produced by NWPX Park and NWPX Geneva. We also license intellectual property for use in certain products from unaffiliated third parties. We believe that our patents, trademarks, and trade names are adequately protected and that any expiration or other loss of one or more of our patents or other intellectual property rights would not have a material adverse effect upon our business, financial condition, or results of operations.

Quality Assurance. We have quality management systems in place that assure we are consistently providing products that meet or exceed customer and applicable regulatory requirements. All of our water transmission systems manufacturing facilities’ quality management systems in the United States and Mexico are registered under a multi-site registration by the International Organization for Standardization. All of our water transmission systems manufacturing facilities are certified by NSF for cement lining. We are certified for specific precast and reinforced concrete products or operations by the National Precast Concrete Association and the National Ready Mixed Concrete Association. We also follow and make products to the following standards and specifications: American Institute of Steel Construction, American Society of Mechanical Engineers, American Welding Society, Caltrans, American Water Works Association, ASTM International, AASHTO, and the ASCE. All of our steel pipe nondestructive evaluation technicians are qualified and certified to the guidelines of the American Society for Nondestructive Testing, Inc.

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

Marketing

Water Transmission Systems. Our seven steel pipe manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico allow us to efficiently serve customers throughout North America. The primary customers for our water infrastructure steel pipe products are installation contractors for projects funded by public water agencies. Our marketing strategy emphasizes early identification of potential water projects, promotion of specifications consistent with our capabilities and products, and close contact with the project designers and owners throughout the design phase. Our in-house sales force is comprised of sales representatives, engineers, and support personnel who work closely with public water agencies, contractors, and engineering firms, often years in advance of a project bid date. These relationships allow us to identify and evaluate planned projects at early stages, and pursue these projects by offering technical support and resources. After an agency completes a design, they publicize the upcoming bid for a water transmission project. We then obtain detailed plans and develop our estimate for the pipe portion of the project. We typically bid to installation contractors who include our bid in their proposals to public water agencies. A public water agency generally awards the entire project to the contractor with the lowest responsive bid.

Precast Infrastructure and Engineered Systems. Our six precast and water systems manufacturing facilities are in Texas and Utah with the majority of our customers located in Texas, the Intermountain West region, and surrounding states. We support sales to other regions with our remote-based national sales team. The primary customers for our precast infrastructure and reinforced concrete products are installation contractors for various commercial, government, residential, and industrial projects. Our marketing strategy emphasizes our product quality and variety of offerings, competitive pricing, customer service, delivery, and technical expertise. We market many of our engineered systems with preinstalled components as having the advantage of reduced field install time, the elimination of multiple vendors, and higher quality control. Our sales force is comprised of in-house and remote sales representatives, engineers, and support personnel who work closely with the customers to find the right product or solution for their specific need.

Competition

Water Transmission Systems. Most water infrastructure steel pipe projects are competitively bid and price competition is vigorous. Price competition may reduce the gross margin on sales, which may adversely affect overall profitability. Other competitive factors include timely delivery, customized specifications, and high freight costs which may limit the ability of manufacturers located in other market areas to compete with us. With water infrastructure steel pipe manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico, we believe we can more effectively compete throughout North America. Our primary competitor in the western United States and southwestern Canada is West Coast Pipe. East of the Rocky Mountains, our primary competitors are Thompson Pipe Group, American SpiralWeld Pipe, and Mid America Pipe Fabricating & Supply, LLC. Our competitors could build new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

Precast Infrastructure and Engineered Systems. Our six precast and reinforced concrete product manufacturing facilities in Texas and Utah have several local competitors which are primarily other precast concrete manufacturers in the respective states where we operate. Our primary competitors are Oldcastle Infrastructure and Harper Precast Concrete Company in Utah and Oldcastle Infrastructure and AmeriTex Pipe & Products LLC in Texas.

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

Water Transmission Systems. The main raw component in our steel pipe manufacturing process is steel. We have historically purchased hot rolled steel coil and steel plate from both domestic and foreign steel mills. Our suppliers include Steel Dynamics, Inc., Nucor Corporation, SSAB, North Star BlueScope Steel, United States Steel Corporation, and JSW Steel USA. Steel is normally purchased after the steel pressure pipe orders are confirmed with an executed contract. Purchased steel represents a substantial portion of our cost of sales. The steel industry is highly cyclical in nature and steel prices fluctuate significantly, influenced by numerous factors beyond our control, including trade restrictions and tariffs, general economic conditions, availability of raw materials, energy costs, import duties, and currency exchange rates.

Precast Infrastructure and Engineered Systems. The main raw components in our precast and reinforced concrete products are cement, steel, and aggregate, which are widely available commodities. When possible, we source these raw materials from suppliers near our facilities.

Seasonality

Our operations can be affected by seasonal variations and our results tend to be stronger in the second and third quarters of each year due to typically milder weather in the regions in which we operate. We are more likely to be impacted by severe weather events, such as hurricanes and excessive flash flooding, snow, ice, or frigid temperatures, which may cause temporary, short-term anomalies in our or our customers’ operational performance in certain localized geographic regions. However, these impacts usually have not been material to our operations as a whole. See Part I — Item 1A. “Risk Factors” of this 2025 Form 10‑K for further discussion.

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

In particular, we are subject to federal, state, local, and foreign environmental regulations, violations of which could lead to fines, penalties, other civil sanctions, or criminal sanctions. These environmental laws and regulations govern emissions to air; discharges to water; and the generation, handling, storage, transportation, treatment, and disposal of waste materials. We operate under numerous governmental permits and licenses relating to air emissions, stormwater runoff, and other environmental matters. We are subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties we presently own or operate and at third-party disposal or treatment facilities to which these sites send or arrange to send hazardous waste. For example, we have been identified as a potentially responsible party at the Portland Harbor Superfund Site discussed in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K. Estimating liabilities for environmental investigations and cleanup is complex and dependent upon a number of factors beyond our control which may change dramatically. We have no reserves for environmental investigation or cleanup, and we believe this is appropriate based on current information; however, we cannot provide assurance that our future environmental investigation and cleanup costs and liabilities will not result in a material expense.

Human Capital Resources

At NWPX Infrastructure, we recognize that our employees are the foundation of our success. We are committed to fostering a workplace where all individuals have the opportunity to grow, contribute, and succeed. Our approach to human capital management is centered on fairness, professional development, competitive compensation, and employee safety and well-being.

Employees. As of December 31, 2025, we had 1,318 employees, the overwhelming majority of which were full-time. Approximately 65% of our workforce are hourly production employees, while 35% are administrative support and management. As of December 31, 2025, none of our employees were subject to a collective bargaining agreement with a labor union. We consider our relations with our employees to be good. The average tenure of our employees is approximately 8 years of service. We believe the risk of employee or union led disruption to production is low.

Compensation and Benefits. Maintaining a sufficient number of skilled employees in order to support the operations at our corporate office and various manufacturing sites continues to be a key focus at NWPX Infrastructure. To that end, we offer a wide array of company-paid benefits to our employees both in the United States and Mexico. Benefits may vary between locations due to customary local practices and statutory requirements, or due to an employee’s full or part time status, work location, position, or tenure.

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

We believe that our employees are our best resources. In order to recognize and reward the continued commitment and teamwork of our employees, when positions that may offer opportunities for advancement become open at NWPX Infrastructure, we first try to fill those positions from within. We provide employees with opportunities to enhance their skills, and advance their careers through training programs, mentorship and leadership development.

Health and Safety. Our goal is to send each employee home safe at the end of the day. As such, safety is at the central core of our culture, and is infused at every level of our organization. More than just policy and procedure, our safety program gives equal focus to the human side of safety, integrating coaching and mentoring efforts with compliance-driven approaches. By instilling a deep commitment to safety that reaches from our Chief Executive Officer to our general laborers, we have achieved industry-leading safety performance. Over the last four years, our average total recordable incident rate was 1.54 and our average days away rate was 0.31, calculated in accordance with the Occupational Safety and Health Administration’s record keeping requirements. Each of our facilities utilize various interactions to achieve this performance, from a toolbox meeting to cover the day’s work and any particular safety concern, to monthly Safety Plan Meetings, ‘No Days Away’ Safety Awards, and our employee-favorite, Safety Day. Each year, a facility may close for one full day, or “Safety Day,” to cover safety training and updates. Outside vendors demonstrate the latest safety procedures and equipment in a hands-on, fun atmosphere.

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

We conduct training on our Code in regular intervals during the employee’s life cycle with us. The most recent ethics training for all salaried employees was conducted in the fourth quarter of 2024. We also conduct anti-trust training annually. The most recent anti-trust training for certain senior management and sales employees was conducted in the second quarter of 2025.

Information About Our Executive Officers

Information about our executive officers is set forth under the caption “Directors, Executive Officers, Promoters and Control Persons” in Part III — Item 10. “Directors, Executive Officers and Corporate Governance” of this 2025 Form 10‑K and is incorporated herein by reference.

Available Information

Our internet address is www.nwpx.com. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law. Our website and the information contained therein or connected thereto are not incorporated into this 2025 Form 10‑K.

Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2025 Form 10‑K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition, results of operations, or cash flows could be materially and adversely affected, and the value of our stock could decline. The risks and uncertainties described below are those that we currently believe may materially affect our company. Additional risks and uncertainties not presently known to us or that we deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

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
•

Our Water Transmission Systems segment faces an overcapacity situation as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, PVC, and HDPE;

•

The success of our business is affected by general and local economic conditions, and our business may be adversely affected by an economic slowdown or recession, or an inability of our pricing to keep pace with inflation of input costs; and

•	We are subject to stringent environmental, health, and safety laws, which may require us to incur substantial compliance and remediation costs, thereby reducing our profits.

Risks Related to Our Business

•	We face risks in connection with the integration of recent or future potential acquisitions and the implementation of future potential divestitures;
•	Recent or future potential acquisitions could adversely affect operating results, dilute shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities;
•	Our quarterly results of operations are subject to significant fluctuation;
•	Operating problems in our business could adversely affect our business, financial position, results of operations, or cash flows;
•	We may be unable to develop or successfully market new products or our products might not obtain necessary approvals or achieve market acceptance, which could adversely affect our growth;
•	Our over time revenue recognition in our Water Transmission Systems segment relies on estimates;
•	We have a foreign operation which exposes us to the risks of doing business abroad;
•	Our Water Transmission Systems backlog is subject to reduction and cancelation;
•	Future outbreaks of infectious diseases or other public health emergencies may have an adverse impact on our business;
•	Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have an adverse impact on our business;
•	Conflicts around the world may have an adverse impact on our business;
•	Climate change and related regulatory requirements present an ongoing risk to our business operations; and
•	The use of artificial intelligence presents new risks and challenges to our business.

Risks Related to Our Supply Chain and Production Process

•	Our business may be adversely impacted by staffing shortages, other labor matters, and work stoppages;
•	Fluctuations in steel prices and availability may affect our future results of operations;
•	We may be subject to claims for damages for defective products;
•	We may not be able to recover costs and damages from vendors that supply defective materials; and
•	Our information technology systems are subject to cybersecurity threats.

Risks Related to Our Financial Condition

•	We will need to increase working capital if market conditions and customer order levels grow;
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
•

We cannot guarantee that our share repurchase program of our common stock will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock; and

•	Certain provisions of our governing documents and Oregon law could discourage potential acquisition proposals.

Risks Related to Our Industry and End Markets

Project delays in public water transmission projects could adversely affect our business. The public water agencies constructing water transmission projects generally announce the projects well in advance of the bidding and construction process. It is not unusual for WTS projects to be delayed and rescheduled. Projects are delayed and rescheduled for a number of reasons, including changes in project priorities, difficulties in complying with environmental and other government regulations, changes in ability to obtain adequate project funding, and additional time required to acquire rights-of-way or property rights. Delays in public water transmission projects may occur with insufficient notice to allow us to replace those projects in our manufacturing schedules. As a result, our business, financial position, results of operations, or cash flows may be adversely affected by unplanned downtime or reductions to facility utilization levels.

A downturn in government spending related to public water transmission projects could adversely affect our business. Our WTS business is primarily dependent upon spending on public water transmission projects, including water infrastructure upgrades, repairs, and replacement and new water infrastructure spending, which in turn depends on, among other things:

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

Our Water Transmission Systems segment faces an overcapacity situation as well as the potential for increased competition from substitute products from manufacturers of concrete pressure pipe, ductile iron, PVC, and HDPE. Most WTS projects are competitively bid and price competition can be vigorous. In a market that already has overcapacity issues, increases in capacity could negatively affect our sales, gross margins, and overall profitability. Other competitive factors include timely delivery, ability to meet customized specifications, and high freight costs. Although our WTS manufacturing facilities in Oregon, California, West Virginia, Texas, Missouri, and Mexico allow us to compete throughout North America, our competitors could build new facilities or expand capacity within our market areas. New or expanded facilities or new competitors could have a material adverse effect on our market share, product pricing, sales, gross margins, and overall profitability in our business.

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

We currently conduct a significant portion of our precast and reinforced concrete products business in Texas and Utah, which we estimate represented approximately 42% and 52%, respectively, of Precast net sales for the year ended December 31, 2025. Local economic conditions depend on a variety of factors, including national economic conditions, local and state budgets, infrastructure spending, and the impact of federal cutbacks. Any decrease in construction activity in Texas or Utah could have a material adverse effect on our business, financial condition, and results of operations.

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

We are currently, and may in the future be, required to incur costs relating to the environmental assessment or environmental remediation of our property, and for addressing environmental conditions, including, but not limited to, the issues associated with our Portland, Oregon facility as discussed in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K. Some environmental laws and regulations impose liability and responsibility on present and former owners, operators, or users of facilities and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Consequently, we cannot assure you that existing or future circumstances, the development of new facts, or the failure of third parties to address contamination at current or former facilities or properties will not require significant expenditures by us.

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

We acquired Boughton on February 23, 2026. The success of this acquisition depends, in part, on our ability to successfully integrate this business with our current operations and to realize the anticipated benefits, including synergies, from the acquisition. There are a number of challenges and risks involved in our ability to successfully integrate Boughton with our current business and to realize the anticipated benefits of this acquisition, including all of the risks identified in the previous paragraph. Any of these factors could adversely affect our business, financial condition, results of operations, or cash flows.

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
•

failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002, including a delay in or failure to successfully integrate these businesses into our internal control over financial reporting, such as the material weaknesses in our internal control over financial reporting as of December 31, 2022 identified in connection with the design and implementation of the enterprise resource planning (“ERP”) system implemented on August 1, 2022 at Park Environmental Equipment, LLC (“ParkUSA”), and since remediated as of December 31, 2023;

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

Our over time revenue recognition in our Water Transmission Systems segment relies on estimates. WTS revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses and is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract. Estimated total costs of each contract requires judgment and are reviewed on a monthly basis by project management, operations, and cost accounting personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel.

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

Our Water Transmission Systems backlog is subject to reduction and cancelation. Backlog, which represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time, was $234 million as of December 31, 2025. Our backlog is subject to fluctuations; moreover, cancelations of purchase orders, change orders on contracts, or reductions of product quantities could materially reduce our backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues, which could adversely affect our business, financial position, results of operations, or cash flows.

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

The use of artificial intelligence presents new risks and challenges to our business. Artificial intelligence (“AI”) is increasingly being used across the global business landscape. We expect our use of AI to increase as the technology rapidly evolves and improves. However, AI innovation presents risks and challenges that could impact our business. AI algorithms may produce inaccurate output that may go undetected by our verifications processes. Ineffective AI development and deployment practices could result in violations of our confidentiality and privacy obligations or applicable laws and regulations, jeopardize our intellectual property rights, result in the misuse of personally identifiable information, or give rise to significant cyber security risks, any of which could have a material adverse effect on our business, results of operations, and financial condition.

We may also face increased competition from competitors that are employing AI and related technologies, some of whom may discover approaches that prove to be more effective use cases resulting in competitive advantage either commercially or through improved cost structure. In addition, uncertainties surrounding legal and regulatory requirements may require significant resources to support and maintain business practices compliant with laws concerning the use of AI and related technologies, the nature of which cannot be determined at this time.

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

Fluctuations in steel prices and availability may affect our future results of operations. Purchased steel represents a substantial portion of WTS cost of sales. The steel industry is highly cyclical in nature, and at times, pricing can be highly volatile due to a number of factors beyond our control, including general economic conditions, import duties, other trade restrictions, and currency exchange rates. Our average cost for a ton of steel was approximately $967 per ton in 2025, $914 per ton in 2024, and $994 per ton in 2023. In 2025, our monthly average steel purchasing costs ranged from a high of approximately $1,093 per ton to a low of approximately $838 per ton. This volatility can significantly affect our gross profit.

Although we seek to recover increases in steel prices through price increases in our products, we have not always been successful. Any increase in steel prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations, or cash flows. In addition, if we are unable to secure timely access to steel supplies, we may need to decline project bidding opportunities, which could also have an adverse effect on our business, financial position, results of operations, or cash flows.

We may be subject to claims for damages for defective products. We warrant our products to be free of certain defects. We have, from time to time, had claims alleging defects in our products. We cannot assure you that we will not experience material product liability losses in the future or that we will not incur significant costs to defend such claims. While we currently have product liability insurance, we cannot assure you that our product liability insurance coverage will be adequate for liabilities that may be incurred in the future or that such coverage will continue to be available to us on commercially reasonable terms. Any claims relating to defective products that result in liabilities exceeding our insurance coverage could have an adverse effect on our business, financial position, results of operations, or cash flows.

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

Our information technology systems are subject to cybersecurity threats. Increased global information technology security requirements, vulnerabilities, threats, and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks, and the confidentiality, availability, and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification, or destruction of proprietary, employee, and other key information and operational disruptions. To the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or protected personal information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers, and employees, lead to claims against us, and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any of the foregoing factors could have an adverse effect on our business, financial position, results of operations, or cash flows.

Risks Related to Our Financial Condition

We will need to increase working capital if market conditions and customer order levels grow. If market conditions and WTS customer order levels were to dramatically increase, we would have to increase our working capital substantially, as it takes several months for project production to be translated into cash receipts. In general, our revolving loan borrowings and letters of credit are limited to the aggregate amount of $125 million, with an option for us to increase that amount by $50 million. As of December 31, 2025, we had $0.3 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $124 million. We may not have sufficient availability to borrow the amounts we need, and other opportunities to borrow additional funds or raise capital in the equity markets may be limited or nonexistent. A shortage in the availability of working capital could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

No material weaknesses were identified as of December 31, 2025. However, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

We cannot guarantee that our share repurchase program of our common stock will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our common stock. On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased approximately 425,000 shares of our common stock and had an aggregate amount of approximately $16.4 million remaining in share repurchase capacity as of December 31, 2025, including the $10 million increase described above. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock.

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

In addition to our prevention efforts, we also prepare for criminal infiltration through the evaluation of our incident response plan including table top exercises, which helps us assess our ability to react timely and effectively to various degrees of cybersecurity incidents. We believe our plan is well-designed and capable to manage an unforeseen breach including the eradication of the infiltrator from our networks. We carry cyber insurance to transfer a portion of the residual risk of an incident. We also work with our cyber insurance carrier to regularly refine our response procedures, which include the definition of internal and external communications channels to key stakeholders, as well as the identification of material breaches and the associated incident reporting up to senior management and our Board of Directors.

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

As of the date of this report, we are not aware of any material breaches to our networks or computer systems that have materially affected or are reasonably likely to materially affect our execution of our business strategy, results of operations, or financial condition. We describe potential risks from cybersecurity threats under the heading “Our information technology systems can be negatively affected by cybersecurity threats,” in Part I — Item 1. “Risk Factors” of this 2025 Form 10‑K, which disclosures are incorporated herein by reference.

Item 2.	Properties

Our facilities serve regional markets, which vary in the number and sizes of projects year-over-year. Consequently, we have excess manufacturing capacity from time to time at each of our facilities. We believe the quality and productive capacity of our facilities are sufficient to maintain our competitive position for the foreseeable future.

The following tables provide certain information about our operating facilities as of December 31, 2025:

Water Transmission Systems

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

Precast Infrastructure and Engineered Systems

	Manufacturing Space	Property Size
Location	(approx. sq. ft.)	(approx. acres)	Ownership
Houston, Texas	239,000	25	Leased
Orem, Utah	150,000	20	Leased
Salt Lake City, Utah	94,000	20	Leased
Dallas, Texas	62,000	11	Leased
San Antonio, Texas	34,000	7	Leased
St. George, Utah	6,000	8	Leased

Item 3.	Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “NWPX.”

Holders

There were 14 shareholders of record as of February 17, 2026. A substantially greater number of holders of our common stock are beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We do not intend to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information with respect to equity compensation plans is included under Part III — Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this 2025 Form 10‑K.

Performance Graph

The following graph compares the performance of our common stock to the performance of the Russell 2000 Index and a weighted composite of certain industry-based peer companies (“Peer Group”) selected by us. The Russell 2000 Index measures the performance of the small-cap segment of the U.S. equity markets. The Peer Group is comprised of Badger Meter, Inc., Concrete Pumping Holdings, Inc., DMC Global Inc., Great Lakes Dredge & Dock Corporation, Insteel Industries, Inc., L.B. Foster Company, Lindsay Corporation, Luxfer Holdings, PLC, Mueller Water Products, Inc., NN, Inc., and Orion Group Holdings, Inc. The comparisons in the chart below are provided in response to SEC disclosure requirements and, therefore, are not intended to forecast or be indicative of future performance of our common stock.

	Indexed Return
	NWPX Infrastructure, Inc.	Russell 2000 Index	Peer Group
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	112.37	114.82	117.91
December 31, 2022	119.08	91.35	96.65
December 31, 2023	106.93	106.82	121.58
December 31, 2024	170.53	119.14	153.55
December 31, 2025	220.81	134.40	148.29

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2025.

Use of Proceeds from Registered Securities

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2025 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2025 Form 10‑K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For details regarding our Rule 10b5‑1 trading plans and share repurchase program, see Note 11, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K.

The following table provides information relating to our repurchase of common stock during the three months ended December 31, 2025 pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2025 to October 31, 2025	26,586	$52.17	26,586	$7,700,787
November 1, 2025 to November 30, 2025	-	-	-	7,700,787
December 1, 2025 to December 31, 2025	20,203	62.91	20,203	16,429,776
Total	46,789	56.81	46,789

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Subsequent to December 31, 2025, through February 17, 2026, we repurchased 30,605 shares of our common stock at an average price of $66.98 per share for an aggregate amount of $2.1 million pursuant to a Rule 10b5‑1 trading plan, thereby reducing the remaining share repurchase availability to $14.4 million under our share repurchase program.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors that have affected our consolidated financial condition and results of operations during the periods included herein. This discussion should be read in conjunction with our historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I — Item 1A. “Risk Factors” or in other parts of this 2025 Form 10‑K. For discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023 refer to Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2024 Compared to Year Ended December 31, 2023” and “Liquidity and Capital Resources” in our 2024 Form 10‑K, which was filed with the SEC on February 27, 2025, and which is incorporated herein by reference.

Overview

NWPX Infrastructure, Inc., formerly known as Northwest Pipe Company, is a leading manufacturer of water-related infrastructure products, and operates in two segments, Water Transmission Systems (WTS), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (Precast), which includes the brands NWPX Geneva and NWPX Park. For detailed descriptions of these segments, see the “Our Segments” discussion in Part I — Item 1. “Business” of this 2025 Form 10‑K.

Under our Northwest Pipe Company brand, we are the largest manufacturer of engineered water transmission systems in North America and produce steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. We also provide solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products. We have broadened our manufacturing footprint by bringing lined and engineered precast products into production at additional facilities. This increases our capacity and improves regional availability. Strategically positioned to meet growing water and wastewater infrastructure needs, our skilled team is committed to quality and innovation while upholding our core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, we operate 13 manufacturing facilities across North America.

On February 23, 2026, we completed the acquisition of 100% of the shares of Boughton’s Precast, Inc., a single precast facility located in Pueblo, Colorado, for a purchase price of approximately $9.0 million. This acquisition expands our geographic footprint for our stormwater infrastructure and sanitary sewer products including manholes, catch basins, vaults, and reinforced concrete pipe. The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of NWPX Infrastructure, Inc. prior to the acquisition of Boughton because the acquisition was completed after the period covered by the financial statements included in this 2025 Form 10‑K.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in December 2025 and 1.5 million in December 2024, and the population of the United States is expected to increase by approximately 1 million people in 2026. While the housing market has softened recently and the current elevated federal funds rate could temper demand for our precast products, we continue to see steady demand in Texas and Utah which are two of the four states in the United States with the highest capital expenditures per capita according to the June 2025 Bluefield Research Insight Report – U.S. & Canada Water & Wastewater Pipe CAPEX Forecasts, 2025-2035 and the states in which our Precast manufacturing facilities are located.

Our WTS projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. Our 2025 project bidding levels approximated those realized in 2024, and we expect near and medium term demand for water infrastructure projects in the United States to remain relatively healthy. Our WTS business faces uncertainty in the broader domestic economy as recent executive orders, staffing cuts, and other federal funding disputes are viewed to delay funding brought on by the IIJA and the Inflation Reduction Act. While these delays first impact the engineering and design phases in the early part of the project cycle, elongated delays to funding State Revolving Funds would eventually impact future project bids. According to the August 2025 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q3 2025, approximately $5 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund recipients via subawards, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long timelines associated with WTS projects.

Purchased steel typically represents approximately 29% of our WTS projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. WTS contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $967 per ton in 2025, compared to $914 in 2024 and $994 in 2023.

Economic uncertainty, including the impacts of U.S. global economic policy, inflationary pressures, potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. We believe uncertainty around the tariffs and related countermeasures could further dampen construction activity and impact our costs, particularly in the short term; however, these risks will be mitigated to the extent possible. Should the economic environment remain uncertain, the direct and indirect impact on our business will also depend on future developments, which cannot be predicted.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$350,879	66.7%	$337,945	68.6%	$296,381	66.7%
Precast Infrastructure and Engineered Systems	175,124	33.3	154,603	31.4	147,974	33.3
Total net sales	526,003	100.0	492,548	100.0	444,355	100.0
Cost of sales:
Water Transmission Systems	283,738	53.9	275,341	55.9	253,954	57.2
Precast Infrastructure and Engineered Systems	138,628	26.4	121,802	24.7	112,759	25.3
Total cost of sales	422,366	80.3	397,143	80.6	366,713	82.5
Gross profit:
Water Transmission Systems	67,141	12.8	62,604	12.7	42,427	9.5
Precast Infrastructure and Engineered Systems	36,496	6.9	32,801	6.7	35,215	8.0
Total gross profit	103,637	19.7	95,405	19.4	77,642	17.5
Selling, general, and administrative expense	52,767	10.0	47,161	9.6	43,784	9.9
Operating income	50,870	9.7	48,244	9.8	33,858	7.6
Other income (loss)	(1,783)	(0.3)	(213)	-	276	0.1
Interest expense	(2,609)	(0.6)	(5,660)	(1.2)	(4,855)	(1.1)
Income before income taxes	46,478	8.8	42,371	8.6	29,279	6.6
Income tax expense	11,067	2.1	8,165	1.7	8,207	1.8
Net income	$35,411	6.7%	$34,206	6.9%	$21,072	4.8%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net sales. Net sales increased 6.8% to $526.0 million in 2025 compared to $492.5 million in 2024.

WTS net sales increased 3.8% to $350.9 million in 2025 compared to $337.9 million in 2024 driven by a 14% increase in selling price per ton due to changes in product mix, which was partially offset by a 9% decrease in tons produced resulting from changes in project timing. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 13.3% to $175.1 million in 2025 compared to $154.6 million in 2024 driven by an 8% increase in volume shipped and a 4% increase in selling prices due to changes in product mix.

Gross profit. Gross profit increased 8.6% to $103.6 million (19.7% of net sales) in 2025 compared to $95.4 million (19.4% of net sales) in 2024.

WTS gross profit increased 7.2% to $67.1 million (19.1% of WTS net sales) in 2025 compared to $62.6 million (18.5% of WTS net sales) in 2024 primarily due to increased selling prices.

Precast gross profit increased 11.3% to $36.5 million (20.8% of Precast net sales) in 2025 compared to $32.8 million (21.2% of Precast net sales) in 2024 primarily due to increased volume shipped.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 11.9% to $52.8 million (10.0% of net sales) in 2025 compared to $47.2 million (9.6% of net sales) in 2024 primarily due to $2.8 million in higher incentive compensation expense and $2.6 million in higher base compensation and benefits expense.

Income taxes. Income tax expense was $11.1 million in 2025 (an effective income tax rate of 23.8%) compared to $8.2 million in 2024 (an effective income tax rate of 19.3%). The effective income tax rate for 2025 was primarily impacted by non-deductible permanent differences and a reduction in uncertain income tax positions due to a lapse in statute of limitations for the year the position originated. The effective income tax rate for 2024 was primarily impacted by reduction in uncertain income tax positions due to a lapse in statute of limitations for the year the position originated. The effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the years ended December 31, 2025, 2024, and 2023 are presented in our Consolidated Statements of Cash Flows contained in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K, and are further discussed below.

As of December 31, 2025, our working capital (current assets minus current liabilities) was $184.9 million compared to $187.4 million as of December 31, 2024. Cash and cash equivalents totaled $2.3 million and $5.0 million as of December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, we had $0.3 million of outstanding revolving loan borrowings, $11.5 million of outstanding long-term debt, $91.1 million of operating lease liabilities, and $7.1 million of finance lease liabilities. As of December 31, 2024, we had $24.7 million of outstanding revolving loan borrowings, $14.5 million of outstanding long-term debt, $90.7 million of operating lease liabilities, and $6.8 million of finance lease liabilities. For future maturities of these obligations, see Notes 6, 7, and 8 of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K.

Due to the uncertainty with respect to the timing of future cash flows associated with our approximately $1.9 million in unrecognized tax benefits as of December 31, 2025, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. For further information, see Note 16, “Income Taxes” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $67.3 million in 2025 compared to $55.1 million in 2024. Net income, adjusted for noncash items, provided $73.8 million of operating cash flow in 2025 compared to $60.4 million of operating cash flow in 2024. The net change in working capital used $6.5 million of operating cash flow in 2025 compared to $5.3 million of operating cash flow in 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $20.1 million in 2025 compared to $20.7 million in 2024. Capital expenditures were $20.2 million in 2025 compared to $20.8 million in 2024, which includes $1.1 million in 2025 and $2.0 million in 2024 of investment in our new reinforced concrete pipe mill, $0.3 million in 2025 and $5.4 million in 2024 for the construction of a building at our Salt Lake City, Utah facility for the new mill, $1.4 million in 2025 for the catch basin in the Orem, Utah facility, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2026 to be approximately $20 million to $24 million, which includes approximately $4 million for the catch basin machine in the Orem, Utah facility, and the remainder primarily for standard capital replacement.

Net Cash Used in Financing Activities

Net cash used in financing activities was $49.9 million in 2025 compared to $33.4 million in 2024. Net repayments on the line of credit were $24.4 million in 2025 compared to $29.8 million in 2024. Net borrowings (repayments) on other debt were ($3.0) million in 2025 compared to $3.7 million in 2024. Repurchases of common stock were $18.4 million in 2025 compared to $4.4 million in 2024.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under our credit agreement and other loans will be adequate to fund our working capital, debt service, capital expenditure requirements, and share repurchases for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Boughton in February 2026 which was funded by borrowings on the line of credit.

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2025 Form 10‑K, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2025 Form 10‑K.

On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For details regarding our Rule 10b5‑1 trading plans and share repurchase program, see Note 11, “Stockholders’ Equity” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K. Please refer to the factors discussed in Part I — Item 1A. “Risk Factors” of this 2025 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, the Third Amendment to Credit Agreement dated June 29, 2023, and the Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated August 13, 2025 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on August 13, 2030. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of December 31, 2025 under the Amended Credit Agreement, we had $0.3 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $124 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2025, the weighted-average interest rate for outstanding borrowings was 5.35%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of December 31, 2025 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of December 31, 2025, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average (as defined in the term loan) plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of December 31, 2025, the outstanding balance of the term loan was $11.5 million and the weighted-average interest rate for outstanding borrowings was 6.24%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part II — Item 8. “Financial Statements and Supplementary Data” of this 2025 Form 10‑K.

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

Revenue Recognition

WTS revenue for water infrastructure steel pipe products is recognized over time as the manufacturing process progresses because of our right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to us. Revenue is measured by the costs incurred to date relative to the estimated total direct costs to fulfill each contract. Contract costs include all material, labor, and other direct costs incurred in satisfying performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Estimated total costs of each contract requires judgment and are reviewed on a monthly basis by project management, operations, and cost accounting personnel for all active projects. All cost revisions that result in a material change in gross profit are reviewed by senior management personnel. Judgment is required in estimating total costs which primarily include labor costs and productivity, and cost and availability of materials, which could be influenced by inflationary trends, supplier performance, or asset utilization, amongst other factors. We use certain assumptions and develop estimates based on a number of considerations, including the degree of required product customization, our historical experience, the project plans, and an assessment of the risks and uncertainties inherent in the contract related to implementation delays or performance issues that may or may not be within our control. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

Precast revenue for water infrastructure concrete pipe and precast concrete products is recognized at the time control is transferred to customers, which is generally at the time of shipment, in an amount that reflects the consideration we expect to be entitled to in exchange for the products. All variable considerations that may affect the total transaction price, including contractual discounts, returns, and credits are included in net sales. Estimates for variable consideration are based on historical experience, anticipated performance, and management’s judgment.

We generally do not recognize revenue on a contract until the contract has approval and commitment from both parties, the contract rights and payment terms can be identified, the contract has commercial substance, and its collectability is probable. Our contracts do not contain significant financing.

Goodwill

Goodwill is reviewed for impairment annually as of November 30, or whenever events occur or circumstances change that indicate goodwill may be impaired. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component).

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

Purchased steel typically represents approximately 29% of our WTS projects’ cost of sales. As this raw material represents a substantial portion of our cost of sales, we attempt to minimize our risk exposure to steel price volatility by submitting bids based on general assumptions of the expected price of steel when we will receive a purchase order or contract, which is typically awarded within 30 to 90 days of the bid date, as well as ordering steel as soon as possible after a project is contracted.

Interest Rate Risk

Our debt bears interest at both fixed and variable rates. As of December 31, 2025 and 2024, we had $11.8 million and $39.1 million, respectively, of variable-rate debt outstanding. We have managed a portion of our variable-rate debt with interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed-rate debt. The principal objective of these contracts is to reduce the variability of the cash flows in interest payments associated with a portion of our variable-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with authoritative guidance for these contracts.

As of December 31, 2025 and 2024, the total notional amount of the interest rate swaps was $7.0 million and $30.0 million, respectively. We receive floating interest payments monthly based on variable rates and pay fixed rates to the counterparties.

Assuming average interest rates and borrowings on variable-rate debt, a hypothetical 1.0%, or 100 basis points, change in interest rates would not have a material impact on our interest expense in 2025 or 2024.

Foreign Currency Exchange Rate Risk

We conduct business in various foreign countries and, from time to time, settle our transactions in foreign currencies. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not our functional currency. As of December 31, 2025, our foreign currency exposures were between the U.S. Dollar and the Canadian Dollar and Mexican Peso.

We have established a program that utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Foreign currency forward contracts are consistent with our strategy for financial risk management and are not used for trading or for speculative purposes. As of December 31, 2025, the total notional amount of the foreign currency forward contracts was $18.3 million (CAD$25.1 million), and all foreign currency forward contracts were designated as cash flow hedges. As of December 31, 2025, our foreign currency forward contracts mature at various dates through December 2027. As of December 31, 2024, the total notional amount of the foreign currency forward contracts was $4.5 million (CAD$6.5 million) and $1.1 million (EUR€1.1 million), which included $3.4 million (CAD$4.8 million) and $1.1 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges.

A hypothetical 10% change in the Canadian Dollar, Mexican Peso, or European Euro foreign currency exchange rates would not have a material impact on our reported net income in 2025 or 2024.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this item are included on pages F-1 to F-33 at the end of this 2025 Form 10‑K. The financial statement schedule required by this item is included on page S‑1.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on their evaluation, as of December 31, 2025, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows (1):

Name	Title	Adoption Date	Duration (2)	Total Number of Shares of Common Stock to be Sold (3)

Megan Kendrick	Senior Vice President of Human Resources	November 6, 2025	March 4, 2026 to December 31, 2026	Up to 4,500 shares
Scott Montross	President and Chief Executive Officer	December 3, 2025	March 9, 2026 to April 30, 2026	Up to 9,556 shares
Miles Brittain	Executive Vice President	December 5, 2025	March 12, 2026 to June 4, 2027	Up to 7,300 shares
Amanda Julian	Member of Board of Directors	December 15, 2025	March 16, 2026 to March 31, 2027	Up to 3,473 shares

(1)	Each trading arrangement listed is a Rule 10b5‑1 trading arrangement and is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act.

(2)	Each Rule 10b5‑1 trading arrangement may expire on such earlier date as all transactions are completed.

(3)	Each Rule 10b5‑1 trading arrangement provides for the potential sale of shares of our common stock so long as the market price of our commons stock is higher than certain minimum threshold prices specified in each Rule 10b5‑1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a) and Paragraphs (c) through (g) of Item 401 of Regulation S‑K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S‑K (to the extent required) is hereby incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the caption Nominees and Continuing Directors.

The following table lists our executive officers and each of their ages and positions as of December 31, 2025.

Name	Age	Current Position with NWPX Infrastructure, Inc.
Scott Montross	60	Director, President, and Chief Executive Officer
Aaron Wilkins	51	Senior Vice President, Chief Financial Officer, and Corporate Secretary
Miles Brittain	62	Executive Vice President
Eric Stokes	54	Senior Vice President and General Manager of Water Transmission Systems
Michael Wray	52	Senior Vice President and General Manager of Precast Infrastructure and Engineered Systems
Megan Kendrick	49	Senior Vice President of Human Resources

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

Miles Brittain has served as our Executive Vice President since May 2021, and as previously announced, will retire in April 2026. Prior to that, Mr. Brittain served as our Vice President of Operations from February 2020 to May 2021, Vice President of Operations for Water Transmission Engineered Systems from September 2018 to February 2020, and our Vice President of Operations, Water Transmission from 2013 to September 2018. Prior to joining the Company, Mr. Brittain served in the steel industry for over 28 years, holding key positions including Vice President and General Manager for EVRAZ North America/Claymont Steel, Director of Operations for EVRAZ North America/Oregon Steel Mills, Inc., and Regional Director of Quality Assurance for National Steel Corporation.

Eric Stokes has served as our Senior Vice President and Water Transmission Systems Group President since January 2026. Prior to that, Mr. Stokes served as our Senior Vice President and General Manager of Water Transmission Systems from May 2021 to January 2026, Senior Vice President of Sales and Marketing, Water Transmission from February 2020 to May 2021, and Vice President of Sales from April 2012 to February 2020. Prior to joining the Company in 2008, Mr. Stokes spent twelve years with Anderson Construction, holding key positions including Project Superintendent.

Michael Wray has served as our Executive Vice President since January 2026. Mr. Wray served as our Senior Vice President and General Manager of Precast Infrastructure and Engineered Systems from November 2021 to January 2026, Vice President and General Manager of Geneva from February 2020 to October 2021, and as Senior Director of Operations from September 2018 to January 2020. Prior to that, Mr. Wray held a variety of operational positions within the Company. Prior to joining the Company in 2007, Mr. Wray spent two years with Continental Pipe Company and nine years with Megadiamond, now owned by Element Six, a De Beers company.

Megan Kendrick has served as our Senior Vice President of Human Resources since March 2025. Ms. Kendrick served as our Vice President of Human Resources from January 2017 to March 2025. Prior to that, Ms. Kendrick held a variety of positions within the Company in the accounting and human resource departments. Prior to joining the Company in 2008, Ms. Kendrick worked for the Memphis Grizzlies of the National Basketball Association for seven years.

Code of Ethics

We have a Code of Business Conduct and Ethics for all employees and a Code of Ethics for Senior Financial Officers. Copies can be found on our website (www.nwpx.com) in the Corporate Governance area of the Investor Relations section. None of the material on our website is part of this 2025 Form 10‑K. If there is any waiver from any provision of either the Code of Business Conduct and Ethics or the Code of Ethics for Senior Financial Officers, we will disclose the nature of such waiver on our website or in a Current Report on Form 8‑K.

Corporate Governance

The information required by Items 407(c)(3), (d)(4), and (d)(5) of Regulation S‑K is hereby incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the caption Corporate Governance.

Insider Trading Policies and Procedures

We have an Insider Trading Policy that governs the purchase and sale or other dispositions of our securities by us, our directors, officers, and employees, that is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2025 Form 10‑K.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions Executive Compensation Discussion and Analysis, Compensation Committee Interlocks and Insider Participation, and Compensation Committee Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a) (1)	(b)	(c)

Equity compensation plans approved by security holders	229,797	$-	453,641
Equity compensation plans not approved by security holders (2)	-	-	-
Total	229,797	$-	453,641

(1)

Consists of performance share awards and restricted stock unit awards under our 2022 Stock Incentive Plan. The number of securities disclosed in this table for performance share awards are at the target level of 100%.

(2)	We do not have any equity compensation plans or arrangements that have not been approved by shareholders.

The information required by Item 403 of Regulation S‑K is included in our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the caption Stock Owned by Management and Principal Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions Certain Relationships and Related Transactions and Nominees and Continuing Directors.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is hereby incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Shareholders under the caption Disclosure of Fees Paid to Independent Registered Public Accounting Firm.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) (1) Consolidated Financial Statements

The Consolidated Financial Statements, together with the report thereon of Baker Tilly US, LLP are included on the pages indicated below.

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

3.3	Second Amendment to Second Restated Articles of Incorporation, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 13, 2025

Exhibit Number	Description

3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 19, 2023

3.5	Amendment to Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on June 13, 2025

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

Exhibit Number	Description

10.10	Form of Indemnification Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on December 12, 2022

10.11	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023*

10.12	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 13, 2023*

10.13	Third Amendment to Credit Agreement dated as of June 29, 2023, by and among Northwest Pipe Company, NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of Northwest Pipe Company, and Wells Fargo Bank National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on July 3, 2023**

10.14	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2024*

10.15	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 3, 2024*

10.16	Change in Control Agreement dated April 1, 2020 between Northwest Pipe Company and Eric Stokes, incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission on May 2, 2024*

10.17	Term loan agreement dated October 28, 2024 by and between Wells Fargo Equipment Finance, Inc. and Geneva Pipe and Precast Company, incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission on October 31, 2024

10.18	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 2, 2025*

10.19	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on April 2, 2025*

10.20	Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated as of August 13, 2025, by and among NWPX Infrastructure, Inc., NWPC, LLC, Geneva Pipe and Precast Company, Park Environmental Equipment, LLC, certain other subsidiaries of NWPX Infrastructure, Inc., and Wells Fargo Bank, National Association, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on August 19, 2025**

10.21	Change in Control Agreement dated January 15, 2026 between NWPX Infrastructure, Inc. and Michael Wray, incorporated by reference to the Company’s Current Report on Form 8‑K, as filed with the Securities and Exchange Commission on January 22, 2026*

Exhibit Number	Description

19.1	Insider Trading Policy, filed herewith

21.1	Subsidiaries of the Registrant, filed herewith

23.1	Consent of Baker Tilly US, LLP, filed herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

97.1	Incentive Compensation Recovery Policy, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit constitutes a management contract or compensatory plan or arrangement.

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

NWPX Infrastructure, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NWPX Infrastructure, Inc (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Direct Costs to Complete a Contract

Critical Audit Matter Description

As presented in the consolidated statement of operations and described in Notes 2 and 15 to the consolidated financial statements, the Company’s consolidated revenues were $526 million for the year ended December 31, 2025. Revenue of $351 million was derived from contracts where revenue is recognized over time as work is completed because of the continuous transfer of control to the customer. Under this method, the direct costs incurred to date as a percentage of the total estimated direct costs at completion are used to calculate revenue. Total estimated direct costs, and thus contract revenues and margin, are impacted by many factors, which can cause significant changes in estimates during the life cycle of a contract.

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

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s processes around the estimated direct costs to complete a project. Our audit procedures related to the estimated direct costs to complete a contract included the following, among others:

•	Testing a selection of contracts based on earned revenues for the year ended December 31, 2025, which included comparing the initial estimated direct costs to complete a contract to initial quotes and bid documentation.
•	Assessing the reasonableness of management’s estimated direct costs to complete a contract by performing a lookback analysis comparing margins and estimated direct costs to complete on contracts in process as of December 31, 2024, that were completed or in process during the year ended December 31, 2025.

/s/ Baker Tilly US, LLP

Portland, Oregon

February 26, 2026

We have served as the Company’s auditor since 2016.

NWPX INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Net sales	$526,003	$492,548	$444,355
Cost of sales	422,366	397,143	366,713
Gross profit	103,637	95,405	77,642
Selling, general, and administrative expense	52,767	47,161	43,784
Operating income	50,870	48,244	33,858
Other income (loss)	(1,783)	(213)	276
Interest expense	(2,609)	(5,660)	(4,855)
Income before income taxes	46,478	42,371	29,279
Income tax expense	11,067	8,165	8,207
Net income	$35,411	$34,206	$21,072

Net income per share:
Basic	$3.62	$3.45	$2.11
Diluted	$3.56	$3.40	$2.09

Shares used in per share calculations:
Basic	9,774	9,916	9,991
Diluted	9,937	10,066	10,081

The accompanying notes are an integral part of these consolidated financial statements.

NWPX INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$35,411	$34,206	$21,072

Other comprehensive income (loss), net of tax:
Pension liability adjustment	919	274	339
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(182)	23	(107)
Unrealized loss on interest rate swaps designated as cash flow hedges	(46)	(171)	(403)
Other comprehensive income (loss), net of tax	691	126	(171)

Comprehensive income	$36,102	$34,332	$20,901

The accompanying notes are an integral part of these consolidated financial statements.

NWPX INFRASTRUCTURE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,273	$5,007
Trade and other receivables, net of allowance of $528 and $242	78,171	66,946
Contract assets	91,036	103,422
Inventories	74,287	79,770
Prepaid expenses and other	5,665	7,343
Total current assets	251,432	262,488
Property and equipment, net	157,509	150,456
Operating lease right-of-use assets	86,894	87,747
Goodwill	55,504	55,504
Intangible assets, net	23,008	27,041
Other assets	5,283	6,417
Total assets	$579,630	$589,653

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	22,190	27,783
Accrued liabilities	27,743	28,172
Contract liabilities	8,794	11,197
Current portion of operating lease liabilities	4,829	4,987
Total current liabilities	66,550	75,133
Borrowings on line of credit	276	24,677
Long-term debt	8,482	11,476
Operating lease liabilities	86,223	85,744
Deferred income taxes	12,484	8,297
Other long-term liabilities	10,832	10,323
Total liabilities	184,847	215,650

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,587,990 and 9,918,711 shares issued and outstanding as of December 31, 2025 and 2024, respectively	96	99
Additional paid-in-capital	113,088	128,407
Retained earnings	281,742	246,331
Accumulated other comprehensive loss	(143)	(834)
Total stockholders’ equity	394,783	374,003
Total liabilities and stockholders’ equity	$579,630	$589,653

The accompanying notes are an integral part of these consolidated financial statements.

NWPX INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2022	9,927,360	$99	$127,911	$191,053	$(789)	$318,274
Net income	-	-	-	21,072	-	21,072
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $110	-	-	-	-	339	339
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $45	-	-	-	-	(107)	(107)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $134	-	-	-	-	(403)	(403)
Issuance of common stock under stock compensation plans, net of tax withholdings	86,836	1	(1,653)	-	-	(1,652)
Repurchase of common stock	(28,616)	-	(835)	-	-	(835)
Share-based compensation expense	-	-	3,672	-	-	3,672
Balances, December 31, 2023	9,985,580	100	129,095	212,125	(960)	340,360
Net income	-	-	-	34,206	-	34,206
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $89	-	-	-	-	274	274
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $21	-	-	-	-	23	23
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $55	-	-	-	-	(171)	(171)
Issuance of common stock under stock compensation plans, net of tax withholdings	78,021	-	(1,449)	-	-	(1,449)
Repurchase of common stock	(144,890)	(1)	(4,300)	-	-	(4,301)
Share-based compensation expense	-	-	5,061	-	-	5,061
Balances, December 31, 2024	9,918,711	99	128,407	246,331	(834)	374,003
Net income	-	-	-	35,411	-	35,411
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $392	-	-	-	-	919	919
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $33	-	-	-	-	(182)	(182)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $15	-	-	-	-	(46)	(46)
Issuance of common stock under stock compensation plans, net of tax withholdings	94,718	1	(2,314)	-	-	(2,313)
Repurchase of common stock	(425,439)	(4)	(18,569)	-	-	(18,573)
Share-based compensation expense	-	-	5,564	-	-	5,564
Balances, December 31, 2025	9,587,990	$96	$113,088	$281,742	$(143)	$394,783

The accompanying notes are an integral part of these consolidated financial statements.

NWPX INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$35,411	$34,206	$21,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	15,405	15,038	11,616
Amortization of intangible assets	4,033	4,033	4,190
Share-based compensation expense	5,564	5,061	3,672
Settlement loss on defined benefit plans	1,451	-	-
Noncash operating lease expense	6,127	6,053	5,922
Deferred income taxes	4,281	(4,684)	(172)
Gain on insurance proceeds	-	-	(466)
Other, net	1,527	728	1,547
Changes in operating assets and liabilities:
Trade and other receivables	(12,376)	(19,968)	23,775
Contract assets, net	9,983	6,840	5,256
Inventories	5,483	11,459	(20,200)
Prepaid expenses and other assets	2,454	1,629	(681)
Accounts payable	(6,037)	(3,447)	4,704
Accrued and other liabilities	(1,071)	3,234	(1,870)
Operating lease liabilities	(4,952)	(5,131)	(4,910)
Net cash provided by operating activities	67,283	55,051	53,455

Cash flows from investing activities:
Purchases of property and equipment	(20,177)	(20,799)	(18,291)
Payment of working capital adjustment in acquisition of business	-	-	(2,731)
Proceeds from insurance	-	-	431
Other investing activities	31	63	219
Net cash used in investing activities	(20,146)	(20,736)	(20,372)

Cash flows from financing activities:
Borrowings on line of credit	155,771	171,329	155,398
Repayments on line of credit	(180,172)	(201,137)	(184,609)
Borrowings on other debt	-	4,244	-
Payments on other debt	(3,000)	(500)	-
Payments on finance lease liabilities	(1,660)	(1,419)	(826)
Tax withholdings related to net share settlements of equity awards	(2,313)	(1,449)	(1,652)
Repurchase of common stock	(18,351)	(4,429)	(707)
Other financing activities	(146)	(15)	(300)
Net cash used in financing activities	(49,871)	(33,376)	(32,696)
Change in cash and cash equivalents	(2,734)	939	387
Cash and cash equivalents, beginning of period	5,007	4,068	3,681
Cash and cash equivalents, end of period	$2,273	$5,007	$4,068

NWPX INFRASTRUCTURE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

	Year Ended December 31,
	2025	2024	2023

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amounts capitalized	$2,466	$5,878	$4,660
Cash paid during the period for income taxes:
Federal	7,600	8,180	4,106
State and local:
California	1,447	*	570
Oregon, net of refunds of *, *, and $27	*	*	511
Other, net of refunds of $580, $444, and $118	788	843	724
Foreign	319	318	226

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,233	$872	$656
Accrued payment for repurchase of common stock	222	-	128
Right-of-use assets obtained in exchange for finance lease liabilities	2,184	1,130	5,270
Right-of-use assets obtained in exchange for operating lease liabilities	5,273	5,646	952

*	The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

The accompanying notes are an integral part of these consolidated financial statements.

NWPX INFRASTRUCTURE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

NWPX Infrastructure, Inc. (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products, and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”), which includes the brands NWPX Geneva and NWPX Park. This segment presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 18, “Segment Information” for detailed descriptions of these segments.

Under the Northwest Pipe Company brand, the Company is the largest manufacturer of engineered water transmission systems in North America and produces steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. The Company also provides solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products. The Company has broadened its manufacturing footprint by bringing lined and engineered precast products into production at additional facilities. This increases the Company’s capacity and improves regional availability. Strategically positioned to meet growing water and wastewater infrastructure needs, the Company’s skilled team is committed to quality and innovation while upholding its core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, the Company operates 13 manufacturing facilities across North America.

Company Name

The Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the corporate name of the Company from Northwest Pipe Company to NWPX Infrastructure, Inc. at the Annual Meeting of Shareholders held on June 12, 2025. That same day, the Company effectuated the name change by filing an amendment of the Articles of Incorporation with the Oregon Secretary of State and amended and restated its Bylaws to reflect the name change.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term, highly-liquid investments with maturities of three months or less when purchased. At times, the Company will have outstanding checks in excess of related bank balances (“book overdraft”). If this occurs, the amount of the book overdraft will be reclassified to accounts payable, and changes in the book overdraft will be reflected as a component of operating activities in the Consolidated Statements of Cash Flows. The Company had $1.0 million of book overdrafts as of December 31, 2025 and no book overdrafts as of December 31, 2024.

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

Contract Assets and Contract Liabilities

Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts. These amounts will be billed based on the terms of the contracts, which can include certain milestones, partial shipments, or completion of the contracts. Payment terms of amounts billed vary based on the customer but are typically due within 30 days of invoicing. Contract liabilities represent advance billings on contracts, typically for purchased steel.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in conjunction with an acquisition. Goodwill is reviewed for impairment annually as of November 30, or whenever events occur or circumstances change that indicate goodwill may be impaired.

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

Workers Compensation

The Company is self-insured and maintains high deductible policies for losses and liabilities associated with workers compensation claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. As of December 31, 2025 and 2024, workers compensation reserves recorded were $3.1 million and $1.9 million, respectively, of which $1.0 million and $0.5 million, respectively, were included in Accrued liabilities and $2.1 million and $1.4 million, respectively, were included in Other long-term liabilities.

Accrued Liabilities

Accrued liabilities as of December 31, 2025 and 2024 includes accrued bonus of $11.4 million and $9.6 million, respectively, and accrued vacation of $4.2 million and $3.8 million, respectively.

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

Pension Benefits

The Company had two defined benefit pension plans that have been frozen since 2001. Until their termination effective April 30, 2025, the Company funded these plans to cover current plan costs plus amortization of the unfunded plan liabilities. To record these obligations, management used estimates relating to investment returns, mortality, and discount rates.

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

Transaction gains (losses) from foreign currency forward contracts designated as cash flow hedges are included in Accumulated other comprehensive loss as a separate component of Stockholders’ equity. For the years ended December 31, 2025, 2024 and 2023, net foreign currency transaction gains (losses) of ($0.2) million, ($0.4) million, and $0.4 million, respectively, were recognized in earnings.

Revenue Recognition

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on derivative instruments related to the effective portion of cash flow hedges and, until the termination of the Company’s pension plans in 2025, unrecognized actuarial gains and losses of the defined benefit pension plans, both net of the related income tax effect.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023

Net income	$35,411	$34,206	$21,072

Basic weighted-average common shares outstanding	9,774	9,916	9,991
Effect of potentially dilutive common shares (1)	163	150	90
Diluted weighted-average common shares outstanding	9,937	10,066	10,081

Net income per common share
Basic	$3.62	$3.45	$2.11
Diluted	$3.56	$3.40	$2.09

(1)	There were no antidilutive shares for the years ended December 31, 2025, 2024, or 2023.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables, foreign currency forward contracts, interest rate swaps, and deferred compensation plan assets. Trade receivables generally represent a large number of customers, including municipalities, manufacturers, distributors, and contractors, dispersed across a wide geographic base. As of December 31, 2025, no customer had a balance in excess of 10% of total accounts receivable, and one customer had a balance in excess of 10% of total accounts receivable as of December 31, 2024. Foreign currency forward contracts and interest rate swaps are with a high-quality financial institution. The Company’s deferred compensation plan assets, included in Other assets, are invested in a diversified portfolio of stock and bond mutual funds.

Recent Accounting and Reporting Developments

Accounting Changes

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023‑09”) which improves the transparency, effectiveness, and comparability of income tax disclosures and allows investors to better assess, in their capital allocation decisions, how an entity’s worldwide operations and related tax risks and tax planning and operation opportunities affect its income tax rate and prospects for future cash flows. The Company adopted ASU 2023‑09 for its 2025 annual reporting and applied ASU 2023‑09 retrospectively to all prior periods presented in the notes to the consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025‑05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025‑05”) which provides a practical expedient permitting all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025‑05 will be adopted prospectively and will be effective for the Company beginning January 1, 2026, including interim periods in 2026. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025‑11”) which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. Under ASU 2025‑11, an entity is subject to Topic 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025‑11 also addresses the form and content of such financial statements, adds lists to Topic 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025‑11 is effective for the Company beginning January 1, 2028, including interim periods in 2028, and will be early adopted on a prospective basis by the Company on January 1, 2026. The Company does not expect a material impact to its consolidated financial statements or disclosures from adoption of this guidance.

3.	INVENTORIES:

Inventories consist of the following (in thousands):

	December 31,
	2025	2024

Raw materials	$46,737	$54,024
Work-in-process	892	1,008
Finished goods	23,741	22,204
Supplies	2,917	2,534
Total inventories	$74,287	$79,770

4.	PROPERTY AND EQUIPMENT:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2025	2024

Land and improvements	$26,360	$25,633
Buildings	64,168	55,900
Leasehold improvements	4,423	3,446
Machinery and equipment	196,509	163,194
Equipment under finance lease	10,811	8,830
	302,271	257,003
Less accumulated depreciation and amortization	(153,364)	(139,221)
	148,907	117,782
Construction in progress	8,602	32,674
Property and equipment, net	$157,509	$150,456

All property and equipment is located in the United States, except for $17.0 million and $17.9 million of net property and equipment which is located in Mexico as of December 31, 2025 and 2024, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill

The Company has recorded goodwill of $55.5 million as of December 31, 2025 and 2024 in connection with its business acquisitions within the Precast segment. The Company performed its annual goodwill impairment test as of November 30, 2025, utilizing a qualitative analysis, and did not identify that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. It is possible that future changes in circumstances, judgments, or assumptions, including prolonged economic weakness or unexpected significant declines in Precast operating results or projections, may result in goodwill impairment charges in the future.

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of December 31, 2025
Customer relationships	$27,831	$(12,735)	$15,096
Trade names and trademarks	12,825	(6,224)	6,601
Patents	1,627	(316)	1,311
Total	$42,283	$(19,275)	$23,008

As of December 31, 2024
Customer relationships	$27,831	$(10,025)	$17,806
Trade names and trademarks	12,825	(4,979)	7,846
Patents	1,627	(238)	1,389
Total	$42,283	$(15,242)	$27,041

The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
2026	$4,033
2027	4,033
2028	4,033
2029	3,958
2030	3,766
Thereafter	3,185
Total amortization expense	$23,008

6.	CREDIT AGREEMENT:

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

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires the Company to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, the Company has also agreed that it will not sell, assign, or otherwise dispose or encumber, any of its owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company was in compliance with its financial covenants as of December 31, 2025.

The Company’s obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of the Company’s and its subsidiaries’ assets.

Interest expense from revolving loan borrowings, current debt, long-term debt, and finance leases was $2.6 million, net of amounts capitalized of $0.7 million in 2025, $5.7 million, net of amounts capitalized of $1.0 million in 2024, and $4.9 million, net of amounts capitalized of $0.5 million in 2023.

Line of Credit (Revolving and Swingline Loans)

As of December 31, 2025 under the Amended Credit Agreement, the Company had $0.3 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $124 million. As of December 31, 2024 under the Amended Credit Agreement, the Company had $24.7 million of outstanding revolving loan borrowings and $1.6 million of outstanding letters of credit. Revolving loans under the Amended Credit Agreement bear interest at rates related to, at the Company’s option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on the Company’s Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of December 31, 2025 and 2024, the weighted-average interest rate for outstanding borrowings was 5.35% and 6.68%, respectively. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. The Company is also obligated to pay additional fees customary for credit facilities of this size and type.

7.	LONG-TERM DEBT:

On October 28, 2024, the Company converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund the Company’s new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average (as defined in the term loan) plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of December 31, 2025 and 2024, the outstanding balance of the term loan was $11.5 million and $14.5 million, respectively, and the weighted-average interest rate for outstanding borrowings was 6.24% and 6.90%, respectively. The term loan may be prepaid in full at any time provided that the Company pays a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Future principal payments of long-term debt are as follows (in thousands):

Year ending December 31,
2026	$3,000
2027	3,000
2028	3,000
2029	2,500
2030	-
Total future principal payments	11,500
Less: Unamortized debt issuance costs	(24)
Less: Current portion of long-term debt	(2,994)
Long-term debt, net of current portion	$8,482

8.	LEASES:

The following table summarizes the Company’s leases recorded on the Consolidated Balance Sheets (in thousands):

	December 31,
	2025	2024
Right-of-use assets:
Finance leases, net, included in Property and equipment (1)	$7,369	$6,497
Operating leases	86,894	87,747
Total right-of-use assets	$94,263	$94,244

Lease liabilities:
Finance leases	$7,120	$6,824
Operating leases	91,052	90,731
Total lease liabilities	$98,172	$97,555

(1)	Finance lease right-of-use assets are presented net of accumulated amortization of $3.4 million and $2.3 million as of December 31, 2025 and 2024, respectively.

Lease cost consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$1,480	$1,356	$795
Interest on lease liabilities	468	488	266
Operating lease cost	8,481	7,882	7,765
Short-term lease cost	1,705	1,481	1,402
Variable lease cost	1,405	494	313
Total lease cost	$13,539	$11,701	$10,541

The future payments of lease liabilities as of December 31, 2025 are as follows (in thousands):

	Finance Leases	Operating Leases

2026	$2,529	$7,321
2027	2,296	7,248
2028	1,829	7,367
2029	757	7,173
2030	520	6,988
Thereafter	149	80,520
Total lease payments	8,080	116,617
Amount representing interest	(960)	(25,565)
Present value of lease liabilities	7,120	91,052
Current portion of lease liabilities (1)	(2,094)	(4,829)
Long-term lease liabilities (2)	$5,026	$86,223

(1)	Current portion of finance lease liabilities are included in Accrued liabilities.

(2)	Long-term finance lease liabilities, less current portion are included in Other long-term liabilities.

The following table summarizes the lease terms and discount rates for the lease liabilities:

	December 31,
	2025	2024
Weighted-average remaining lease term (years)
Finance leases	3.30	3.39
Operating leases	15.80	16.51
Weighted-average discount rate
Finance leases	7.00%	7.06%
Operating leases	2.81%	2.54%

The following table presents other information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(468)	$(488)	$(266)
Operating cash flows from operating leases	(7,445)	(7,121)	(6,930)
Financing cash flows from finance leases	(1,660)	(1,419)	(826)
Right-of-use assets obtained in exchange for finance lease liabilities	2,184	1,130	5,270
Right-of-use assets obtained in exchange for operating lease liabilities	5,273	5,646	952

9.	FAIR VALUE MEASUREMENTS:

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2025
Financial assets:
Deferred compensation plan	$3,722	$3,324	$398	$-
Interest rate swaps	38	-	38	-
Total financial assets	$3,760	$3,324	$436	$-

Financial liabilities:
Foreign currency forward contracts	$(277)	$-	$(277)	$-

As of December 31, 2024
Financial assets:
Deferred compensation plan	$3,784	$3,282	$502	$-
Foreign currency forward contracts	143	-	143	-
Interest rate swaps	187	-	187	-
Total financial assets	$4,114	$3,282	$832	$-

Financial liabilities:
Foreign currency forward contracts	$(6)	$-	$(6)	$-
Interest rate swaps	(88)	-	(88)	-
Total financial liabilities	$(94)	$-	$(94)	$-

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

The foreign currency forward contracts and interest rate swaps are derivatives valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves and currency rates, and are classified as Level 2 within the fair value hierarchy. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit risk adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the counterparty or the Company. However, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The foreign currency forward contracts and interest rate swaps are presented at their gross fair values. The current portion of foreign currency forward contract and interest rate swap assets are included within Prepaid expenses and other and foreign currency forward contract and interest rate swap liabilities are included within Accrued liabilities in the Consolidated Balance Sheets. The noncurrent portion of interest rate swap assets are included within Other assets in the Consolidated Balance Sheets.

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of December 31, 2025, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

10.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

As of December 31, 2025, the total notional amount of the foreign currency forward contracts was $18.3 million (CAD$25.1 million), and all foreign currency forward contracts were designated as cash flow hedges. As of December 31, 2024, the total notional amount of the foreign currency forward contracts was $4.5 million (CAD$6.5 million) and $1.1 million (EUR€1.1 million), which included $3.4 million (CAD$4.8 million) and $1.1 million (EUR€1.1 million) of foreign currency forward contracts not designated as cash flow hedges. As of December 31, 2025, the Company’s foreign currency forward contracts mature at various dates through December 2027 and are subject to an enforceable master netting arrangement.

The Company has entered into interest rate swaps which effectively convert a portion of its variable-rate debt to fixed-rate debt and are designated as cash flow hedges. For the first cash flow hedge, which matured in April 2024, the Company received floating interest payments monthly based on SOFR and paid a fixed rate of 1.941% on the total notional amount. For the second cash flow hedge, beginning April 3, 2023, the Company receives floating interest payments monthly based on the SOFR Average 30 day and pays a fixed rate of 2.96% to the counterparty on the total notional amount of $7.0 million and $10.0 million as of December 31, 2025 and 2024, respectively, which amortizes ratably on a monthly basis to zero by the April 2028 maturity date. For the third cash flow hedge, beginning June 30, 2024, the Company received floating interest payments monthly based on SOFR and paid a fixed rate of 5.10% to the counterparty on the total notional amount of $20.0 million as of December 31, 2024, which amortized ratably on a monthly basis to $20 million through December 2024, and matured in June 2025.

The following table summarizes the gains (losses) recognized on derivatives in the Consolidated Financial Statements (in thousands):

	Year Ended December 31,
	2025	2024	2023
Foreign currency forward contracts:
Net sales	$99	$238	$(708)
Property and equipment	115	(43)	(109)

Interest rate swaps:
Interest expense	46	319	719
Total	$260	$514	$(98)

As of December 31, 2025, unrealized pretax gains on outstanding cash flow hedges in Accumulated other comprehensive loss was $0.2 million, of which approximately $0 is expected to be reclassified to Net sales and Interest expense within the next twelve months as a result of underlying hedged transactions also being recorded in this line item. See Note 17, “Accumulated Other Comprehensive Loss” for additional quantitative information regarding foreign currency forward contract and interest rate swap gains and losses.

11.	STOCKHOLDERS’ EQUITY:

Share Repurchase Program

On October 10, 2023, the Board of Directors of the Company authorized a share repurchase program of up to $30 million of its outstanding common stock. On December 11, 2025, the Board of Directors of the Company authorized a share repurchase program of up to an additional $10 million of its outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions administered by its broker.

At this time, the Company has elected to limit its share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans. In November 2023, the Company executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuated with changes in the trading price of its common stock. This Rule 10b5‑1 trading plan was terminated in December 2024. In March 2025, the Company executed a Rule 10b5‑1 trading plan which designated up to $5 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock. All shares under this Rule 10b5‑1 trading plan were repurchased as of April 15, 2025. In May 2025, the Company executed a Rule 10b5‑1 trading plan which designated up to $10 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock. All shares under this Rule 10b5‑1 trading plan were repurchased as of July 31, 2025. In August 2025, the Company executed a Rule 10b5‑1 trading plan which designated up to $9 million for daily share repurchases with volumes that fluctuate with changes in the trading price of its common stock. Shares totaling $2.2 million were repurchased under this Rule 10b5‑1 trading plan as of October 30, 2025. In November 2025, the Company executed a Rule 10b5‑1 trading plan which designates up to $7.7 million for daily share repurchases between December 7, 2025 and April 30, 2026 with volumes that fluctuate with changes in the trading price of its common stock.

During the years ended December 31, 2025, 2024, and 2023, the Company repurchased approximately 425,000 shares, 145,000 shares, and 29,000 shares, respectively, of the Company’s common stock for an aggregate amount of $18.4 million, $4.3 million, and $0.8 million, respectively. As of December 31, 2025, $16.4 million of the share repurchase authorization remained available for repurchases under these programs.

Subsequent to December 31, 2025, through February 17, 2026, the Company repurchased approximately 31,000 shares at an average price of $66.98 per share for an aggregate amount of $2.1 million pursuant to a Rule 10b5‑1 trading plan.

12.	RETIREMENT PLANS:

Defined Contribution Plan

The Company has a defined contribution retirement plan that covers substantially all of its employees and provides for a Company match of up to 50% of the first 8% of employee contributions to the plan, subject to certain limitations.

Non-qualified Retirement Savings Plan

The Company has a deferred compensation plan that covered officers and selected highly compensated employees until it was frozen in 2016. As of December 31, 2025 and 2024, deferred compensation plan balances of $3.7 million and $3.8 million, respectively, were recorded in Other assets and Other long-term liabilities.

Defined Benefit Plans

The Company had two noncontributory defined benefit plans. Effective 2001, both plans were frozen and participants were fully vested in their accrued benefits as of the date each plan was frozen. These plans were terminated effective April 30, 2025. The Company purchased annuity contracts to transfer its remaining obligations under the plans, and due to the plans’ over-funded status, transferred excess funds. In connection with the plans’ termination, the Company recorded a noncash settlement loss of $1.5 million for the year ended December 31, 2025.

As of December 31, 2024, the Company had recorded, in accordance with the actuarial valuations, an accrued pension asset of $0.9 million in Other long-term assets and an unrecognized actuarial loss, net of tax, of $0.9 million in Accumulated other comprehensive loss. Additionally, as of December 31, 2024, the projected and accumulated benefit obligation was $4.3 million and the fair value of plan assets was $5.2 million. The net periodic benefit cost was approximately $0 for each of the years ended December 31, 2025, 2024, and 2023. The weighted-average discount rate used to measure the projected benefit obligation was 5.33% as of December 31, 2024. The plan assets were invested in pooled separate accounts stated at fair value based on the daily net asset value of the account and were therefore not categorized in the fair value hierarchy. The expected weighted-average long-term rate of return on plan assets was 7.00% as of December 31, 2024.

Total expense for all retirement plans for the years ended December 31, 2025, 2024, and 2023 was $4.6 million, $2.6 million, and $2.5 million, respectively.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Year Ended December 31,
	2025	2024	2023

Cost of sales	$1,338	$1,511	$1,027
Selling, general, and administrative expense	4,226	3,550	2,645
Total	$5,564	$5,061	$3,672

There were 453,641 shares of common stock available for future issuance under the Company’s stock incentive plan as of December 31, 2025, assuming the outstanding PSAs vest at the target level of 100%.

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted- Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2024	240,071	$31.89
RSUs and PSAs granted	107,065	42.41
RSUs and PSAs vested (2)	(117,339)	31.24
Unvested RSUs and PSAs as of December 31, 2025	229,797	37.12

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2025, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 118% for the 2022-2024 performance period, 111% for the 2023-2024 performance period, and 133% for the 2024 performance period.

The unvested balance of RSUs and PSAs as of December 31, 2025 includes approximately 172,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0 to 200%.

The weighted-average grant date fair value of RSUs and PSAs granted during the years ended December 31, 2025, 2024, and 2023 was $42.41, $34.68, and $28.41, respectively. The total fair value of RSUs and PSAs vested during the years ended December 31, 2025, 2024, and 2023 was $6.3 million, $4.1 million, and $4.4 million, respectively.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of December 31, 2025, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $4.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards

For the years ended December 31, 2025, 2024, and 2023, stock awards of 12,996 shares, 14,424 shares, and 15,904 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $39.23 in 2025, $33.27 in 2024, and $29.51 in 2023.

14.	COMMITMENTS AND CONTINGENCIES:

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

The Company and the ODEQ have agreed to a monitored natural attenuation work plan designed to provide ongoing monitoring of shallow groundwater objectives established for the Company’s site. Regular testing has confirmed that natural attenuation is an effective form of controlling the release of contaminants into the Willamette River. Any future liabilities or other obligations associated with source control would be derived from observed failure to meet groundwater objectives, which the Company considers unlikely based on the Company’s pattern of successful testing results.

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

Commitments

As of December 31, 2025, the Company’s commitments include approximately $2.1 million remaining relating to its investment in a catch basin machine at the Orem, Utah facility.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of December 31, 2025. The letters of credit relate to workers’ compensation insurance and a public improvement project.

15.	REVENUE:

Net sales by geographic region, based on the location of the customer, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales by geographic region:
United States	$487,614	$475,105	$420,925
Canada	38,389	17,443	23,430
Total	$526,003	$492,548	$444,355

No WTS customer accounted for more than 10% of total net sales for the years ended December 31, 2025 and 2024. One WTS customer accounted for 10% of total net sales for the year ended December 31, 2023. No Precast customer accounted for more than 10% of total net sales for the years ended December 31, 2025, 2024, and 2023.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenue of $6.1 million, $4.5 million, and ($1.1) million, respectively, from performance obligations satisfied (or partially satisfied) in previous periods as a result of changes in the transaction price or revisions to contract estimates.

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Year Ended December 31,
	2025	2024	2023

Over time	$350,879	$337,945	$296,381
Point in time	175,124	154,603	147,974
Net sales	$526,003	$492,548	$444,355

Accounts Receivable, Contract Assets, and Contract Liabilities

The following table summarizes the Company’s accounts receivable, contract assets, and contract liabilities (in thousands):

	December 31,
	2025	2024	2023

Accounts receivable	$78,171	$66,946	$47,645
Contract assets	91,036	103,422	120,516
Contract liabilities	(8,794)	(11,197)	(21,450)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the years ended December 31, 2025, 2024, and 2023 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $11.2 million, $20.6 million, and $17.0 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time. As of December 31, 2025, backlog was $234 million. The Company expects to recognize approximately 72% of the remaining performance obligations in 2026, 24% in 2027, and the balance thereafter.

16.	INCOME TAXES:

The United States and foreign components of Income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

United States	$45,194	$40,626	$27,814
Foreign	1,284	1,745	1,465
Total	$46,478	$42,371	$29,279

The components of Income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$5,031	$8,308	$6,817
State	1,605	2,104	1,519
Foreign	348	286	289
Total current income tax expense	6,984	10,698	8,625
Deferred:
Federal	3,865	(2,127)	(612)
State	210	(419)	195
Foreign	8	13	(1)
Total deferred income tax expense (benefit)	4,083	(2,533)	(418)
Total:
Federal	8,896	6,181	6,205
State	1,815	1,685	1,714
Foreign	356	299	288
Total income tax expense	$11,067	$8,165	$8,207

The difference between the Company’s effective income tax rate and the federal statutory income tax rate is explained as follows (dollar amounts in thousands):

	Year Ended December 31,
	2025		2024		2023

United States Federal statutory income tax rate	$9,760	21.0%	$8,902	21.0%	$6,148	21.0%
State and local income taxes, net of federal income tax effect (1)	1,478	3.2	1,244	3.0	1,396	4.8
Foreign tax effects	86	0.2	(68)	(0.2)	(21)	(0.1)
Effects of cross-border tax laws	(27)	(0.1)	(40)	(0.1)	(17)	(0.1)
Tax credits	-	-	2	-	-	-
Nontaxable or nondeductible items:
Excess officer compensation	868	1.9	345	0.8	460	1.6
Other nondeductible expenses (benefits)	(265)	(0.6)	(2)	-	51	0.2
Changes in unrecognized income tax benefits	(663)	(1.4)	(2,152)	(5.1)	201	0.7
Other	(170)	(0.4)	(66)	(0.1)	(11)	(0.1)
Effective income tax rate	$11,067	23.8%	$8,165	19.3%	$8,207	28.0%

(1)

In 2025 and 2024, state and local income taxes in California comprise the majority of the state and local income taxes, net of federal income tax effect category. In 2023, state and local income taxes in Texas and Oregon comprise the majority of the state and local income taxes, net of federal income tax effect category.

The income tax effect of temporary differences that give rise to significant portions of deferred income tax assets and liabilities is presented below (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Accrued employee benefits	$5,109	$4,237
Inventories	267	373
Trade receivable, net	766	536
Net operating loss carryforwards	3,059	2,733
Tax credit carryforwards	2,611	2,628
Contract assets, net	1,100	680
Intangible assets	165	-
Other	1,277	2,476
	14,354	13,663
Valuation allowance	(6,072)	(5,709)
	8,282	7,954
Deferred income tax liabilities:
Property and equipment	(17,531)	(12,804)
Intangible assets	-	(312)
Goodwill	(2,127)	(1,692)
Prepaid expenses	(997)	(1,238)
	(20,655)	(16,046)

Net deferred income tax liabilities	$(12,373)	$(8,092)

Amounts are presented in the Consolidated Balance Sheets as follows:
Deferred income tax assets, included in Other assets	$111	$205
Deferred income taxes	(12,484)	(8,297)
Net deferred income tax liabilities	$(12,373)	$(8,092)

In assessing the ability to realize deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, taxable income in carryback periods, and tax planning strategies in making this assessment. The Company believes it is more likely than not it will realize the benefits of its deductible differences as of December 31, 2025, net of any valuation allowance. As of December 31, 2025, the Company continues to maintain a valuation allowance on federal tax credits and select state jurisdictions.

As of December 31, 2025, the Company had approximately $0.2 million of federal income tax credit carryforwards, which expire in 2026. As of December 31, 2025, the Company also had approximately $12.4 million of state net operating loss carryforwards, which expire on various dates between 2026 and 2036, and state income tax credit carryforwards of $4.3 million, which began to expire in 2025. As of December 31, 2025, the Company also had approximately $8.1 million of foreign net operating loss carryforwards, which expire on various dates between 2026 and 2033.

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2021.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA and implemented provisions effective 2025, which did not have a material impact on its effective income tax rate for 2025. Certain provisions of the OBBBA will be effective in future periods and are also expected to have an immaterial impact on the consolidated financial statements. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

A summary of the changes in the unrecognized income tax benefits associated with uncertain income tax positions is presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023

Unrecognized income tax benefits, beginning of year	$2,532	$4,736	$4,472
Decreases for lapse in statute of limitations	(1,024)	(2,277)	-
Increases for positions taken in the current year	279	-	-
Increases for positions taken in prior years	69	73	264
Unrecognized income tax benefits, end of year	$1,856	$2,532	$4,736

During the years ended December 31, 2025 and 2024, the Company recorded a reduction in the uncertain income tax positions due to the lapse of the statute of limitations of $1.0 million and $2.3 million, respectively. Effectively all of the unrecognized income tax benefits would affect the Company’s effective income tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain income tax positions in Income tax expense. As of December 31, 2025 and 2024, the Company had approximately $0 and $0.2 million, respectively, of accrued interest related to uncertain income tax positions. Total interest for uncertain income tax positions did not change materially in 2025, 2024, or 2023.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS:

Accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2025	2024

Pension liability adjustment, net of income tax benefit of $0 and $392	$-	$(919)
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges, net of income tax (expense) benefit of $24 and $(9)	(172)	10
Unrealized gain on interest rate swaps designated as cash flow hedges, net of income tax expense of $9 and $24	29	75
Total	$(143)	$(834)

The following table summarizes changes in the components of Accumulated other comprehensive loss (in thousands). All amounts are net of income tax:

	Pension Liability Adjustment	Unrealized Gain (Loss) on Foreign Currency Forward Contracts Designated as Cash Flow Hedges	Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges	Total

Balances, December 31, 2023	$(1,193)	$(13)	$246	$(960)

Other comprehensive income before reclassifications	309	21	70	400
Amounts reclassified from Accumulated other comprehensive loss	(35)	2	(241)	(274)
Net current period adjustments to Other comprehensive income	274	23	(171)	126

Balances, December 31, 2024	(919)	10	75	(834)

Other comprehensive loss before reclassifications	(66)	(384)	(11)	(461)
Amounts reclassified from Accumulated other comprehensive loss	985	202	(35)	1,152
Net current period adjustments to Other comprehensive income	919	(182)	(46)	691

Balances, December 31, 2025	$-	$(172)	$29	$(143)

The following table provides additional detail about Accumulated other comprehensive loss components that were reclassified to the Consolidated Statements of Operations (in thousands):

	Amount reclassified from Accumulated Other Comprehensive Loss			Affected line item in the Consolidated
Details about Accumulated Other	Year Ended December 31,			Statements
Comprehensive Loss Components	2025	2024	2023	of Operations

Pension liability adjustment:
Net periodic pension cost:
Service cost	$(10)	$(10)	$(13)	Cost of sales
Non-service cost	42	53	11	Other income (loss)
Settlement costs	(1,451)	-	-	Other income (loss)
Associated income tax (expense) benefit	434	(8)	1	Income tax expense
	(985)	35	(1)

Unrealized gain (loss) on foreign currency forward contracts:
Gain (loss) on cash flow hedges	(268)	(3)	99	Net sales
Loss on cash flow hedges	-	-	(109)	Property and equipment
Associated income tax benefit	66	1	2	Income tax expense
	(202)	(2)	(8)

Unrealized gain on interest rate swaps:
Gain on cash flow hedges	46	319	719	Interest expense
Associated income tax expense	(11)	(78)	(174)	Income tax expense
	35	241	545

Total reclassifications for the period	$(1,152)	$274	$536

18.	SEGMENT INFORMATION:

The operating segments reported below are based on the nature of the products sold and the manufacturing process used by the Company and are the segments of the Company for which discrete financial information is available and for which operating results are regularly evaluated by the Company’s CODM, its Chief Executive Officer.

The Company’s Water Transmission Systems segment manufactures large-diameter, high-pressure steel pipeline systems for use in water infrastructure applications, which are primarily related to drinking water systems. These products are also used for hydroelectric power systems, wastewater systems, seismic resiliency, and other applications. In addition, WTS makes products for industrial plant piping systems and certain structural applications. WTS has manufacturing facilities located in Portland, Oregon; Adelanto and Tracy, California; Parkersburg, West Virginia; Saginaw, Texas; St. Louis, Missouri; and San Luis Río Colorado, Mexico.

The Company’s Precast Infrastructure and Engineered Systems segment manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including reinforced concrete pipe, manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales:
Water Transmission Systems	$350,879	$337,945	$296,381
Precast Infrastructure and Engineered Systems	175,124	154,603	147,974
Total net sales	$526,003	$492,548	$444,355

Cost of sales:
Water Transmission Systems (1)	$283,738	$275,341	$253,954
Precast Infrastructure and Engineered Systems (2)	138,628	121,802	112,759
Total cost of sales	$422,366	$397,143	$366,713

Gross profit:
Water Transmission Systems	$67,141	$62,604	$42,427
Precast Infrastructure and Engineered Systems	36,496	32,801	35,215
Total gross profit	$103,637	$95,405	$77,642

(1)	Depreciation and amortization included in Cost of sales for the WTS segment for the years ended December 31, 2025, 2024, and 2023 was $11.4 million, $11.9 million, and $9.0 million, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment for the years ended December 31, 2025, 2024, and 2023 was $7.5 million, $6.6 million, and $6.2 million, respectively.

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.

19.	SUBSEQUENT EVENT:

Business Combination

On February 23, 2026, the Company completed the acquisition of 100% of the shares of Boughton’s Precast, Inc. (“Boughton”), a single precast facility located in Pueblo, Colorado, for a purchase price of approximately $9.0 million. This acquisition expands the Company’s geographic footprint for its stormwater infrastructure and sanitary sewer products including manholes, catch basins, vaults, and reinforced concrete pipe. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. Pro forma results of operations related to this acquisition will not be presented because they are not material to the Consolidated Statements of Operations.

Schedule II

NWPX INFRASTRUCTURE, INC.

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charged to Profit and Loss	Deduction from Reserves	Balance at End of Period
Year Ended December 31, 2025:
Allowance for credit losses	$242	$1,151	$(865)	$528
Valuation allowance for deferred income tax assets	5,709	427	(64)	6,072

Year Ended December 31, 2024:
Allowance for credit losses	$121	$625	$(504)	$242
Valuation allowance for deferred income tax assets	6,641	(790)	(142)	5,709

Year Ended December 31, 2023:
Allowance for credit losses	$369	$189	$(437)	$121
Valuation allowance for deferred income tax assets	6,051	696	(106)	6,641

S- 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2026.

NWPX INFRASTRUCTURE, INC.

By	/S/ SCOTT MONTROSS
Scott Montross
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February 2026.

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