Form 10-Q
period 2026-03-31
NWPX Infrastructure, Inc.
filed 2026-04-30
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of April 21, 2026 was 9,637,008 shares.

NWPX INFRASTRUCTURE, INC.

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Net sales	$138,254	$116,115
Cost of sales	111,589	96,750
Gross profit	26,665	19,365
Selling, general, and administrative expense	14,008	13,796
Operating income	12,657	5,569
Other income	229	7
Interest expense	(348)	(635)
Income before income taxes	12,538	4,941
Income tax expense	2,004	977
Net income	$10,534	$3,964

Net income per share:
Basic	$1.10	$0.40
Diluted	$1.08	$0.39

Shares used in per share calculations:
Basic	9,578	9,933
Diluted	9,790	10,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$10,534	$3,964

Other comprehensive income (loss), net of tax:
Pension liability adjustment	-	16
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	180	(30)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	4	(15)
Other comprehensive income (loss), net of tax	184	(29)

Comprehensive income	$10,718	$3,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$14,262	$2,273
Trade and other receivables, net of allowance of $541 and $528	96,739	78,171
Contract assets	113,190	91,036
Inventories	69,795	74,287
Prepaid expenses and other	5,177	5,665
Total current assets	299,163	251,432
Property and equipment, less accumulated depreciation and amortization of $156,243 and $153,364	163,640	157,509
Operating lease right-of-use assets	87,301	86,894
Goodwill	55,504	55,504
Intangible assets, net	23,475	23,008
Other assets	5,057	5,283
Total assets	$634,140	$579,630

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	27,894	22,190
Accrued liabilities	24,644	27,743
Contract liabilities	50,859	8,794
Current portion of operating lease liabilities	5,153	4,829
Total current liabilities	111,544	66,550
Borrowings on line of credit	-	276
Long-term debt	7,734	8,482
Operating lease liabilities	86,552	86,223
Deferred income taxes	13,276	12,484
Other long-term liabilities	11,306	10,832
Total liabilities	230,412	184,847

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,637,008 and 9,587,990 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	96	96
Additional paid-in-capital	111,315	113,088
Retained earnings	292,276	281,742
Accumulated other comprehensive income (loss)	41	(143)
Total stockholders’ equity	403,728	394,783
Total liabilities and stockholders’ equity	$634,140	$579,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2025	9,587,990	$96	$113,088	$281,742	$(143)	$394,783
Net income	-	-	-	10,534	-	10,534
Other comprehensive income:
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $26	-	-	-	-	180	180
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $2	-	-	-	-	4	4
Issuance of common stock under stock compensation plans, net of tax withholdings	81,680	-	(883)	-	-	(883)
Repurchase of common stock	(32,662)	-	(2,194)	-	-	(2,194)
Share-based compensation expense	-	-	1,304	-	-	1,304
Balances, March 31, 2026	9,637,008	$96	$111,315	$292,276	$41	$403,728

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003
Net income	-	-	-	3,964	-	3,964
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	16	16
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $16	-	-	-	-	(30)	(30)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $5	-	-	-	-	(15)	(15)
Issuance of common stock under stock compensation plans, net of tax withholdings	81,722	1	(621)	-	-	(620)
Share-based compensation expense	-	-	1,138	-	-	1,138
Balances, March 31, 2025	10,000,433	$100	$128,924	$250,295	$(863)	$378,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$10,534	$3,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	3,744	3,413
Amortization of intangible assets	1,029	1,008
Share-based compensation expense	1,304	1,138
Noncash operating lease expense	1,518	1,434
Deferred income taxes	791	744
Other, net	(74)	326
Changes in operating assets and liabilities:
Trade and other receivables	(17,803)	6,652
Contract assets, net	19,911	(3,436)
Inventories	6,390	(914)
Prepaid expenses and other assets	726	1,040
Accounts payable	5,718	(2,978)
Accrued and other liabilities	(3,251)	(6,364)
Operating lease liabilities	(1,272)	(1,179)
Net cash provided by operating activities	29,265	4,848

Cash flows from investing activities:
Purchases of property and equipment	(3,469)	(3,670)
Acquisition of business, net of cash acquired	(8,853)	-
Other investing activities	19	-
Net cash used in investing activities	(12,303)	(3,670)

Cash flows from financing activities:
Borrowings on line of credit	1,239	39,521
Repayments on line of credit	(1,515)	(38,665)
Payments on other debt	(750)	(750)
Payments on finance lease liabilities	(648)	(386)
Tax withholdings related to net share settlements of equity awards	(883)	(620)
Repurchase of common stock	(2,416)	-
Net cash used in financing activities	(4,973)	(900)
Change in cash and cash equivalents	11,989	278
Cash and cash equivalents, beginning of period	2,273	5,007
Cash and cash equivalents, end of period	$14,262	$5,285

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,296	$749
Right-of-use assets obtained in exchange for finance lease liabilities	1,653	232
Right-of-use assets obtained in exchange for operating lease liabilities	1,925	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

NWPX Infrastructure, Inc. (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 12, “Segment Information” for detailed descriptions of these segments.

The WTS segment is the largest manufacturer of engineered water transmission systems in North America and produces steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. The Precast segment provides solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products. The Precast segment has broadened its manufacturing footprint by bringing lined and engineered precast products into production at additional facilities, increasing capacity and improving regional availability. The Company’s skilled team is committed to quality and innovation while upholding its core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, the Company operates 14 manufacturing facilities across North America.

The Condensed Consolidated Financial Statements are expressed in United States Dollars and include the accounts of the Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated.

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The financial information as of December 31, 2025 is derived from the audited Consolidated Financial Statements presented in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10‑K”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission and the accounting standards for interim financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments necessary (which are of a normal and recurring nature) for the fair statement of the results of the interim periods presented. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s 2025 Form 10‑K.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2026.

2.	Business Combination

On February 23, 2026, the Company completed the acquisition of 100% of the shares of Boughton’s Precast, Inc. (“Boughton”), a single precast facility located in Pueblo, Colorado, for a purchase price of approximately $9.0 million. Boughton is included in the Precast segment for all periods following the acquisition date. This acquisition expands the Company’s geographic footprint for its stormwater infrastructure and sanitary sewer products including manholes, catch basins, vaults, and reinforced concrete pipe.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of February 23, 2026 (in thousands):

Assets
Cash and cash equivalents	$147
Trade and other receivables	800
Inventories	1,898
Property and equipment	4,700
Intangible assets	1,496
Total assets acquired	9,041

Liabilities
Accounts payable	6
Accrued liabilities	35
Total liabilities assumed	41

Total purchase consideration	$9,000

The purchase consideration for this acquisition is preliminarily allocated to the assets acquired and liabilities assumed based upon fair values estimated as of the date of the acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities. Due to the timing of this acquisition, the Company continues to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to depreciation and amortization expense related to certain assets such as property and equipment and acquired intangible assets.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)
Customer relationships	6.0	$1,496

The Company incurred transaction costs associated with this acquisition of $0.1 million during the three months ended March 31, 2026. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Boughton operations contributed net sales of $1.0 million to the Company’s continuing operations for the period from February 23, 2026 to March 31, 2026. It is impracticable to determine the effect on net income as a substantial portion of Boughton has been integrated into the Company’s ongoing operations. The Company has not presented pro forma results of operations for this acquisition because it is not material to the Company’s consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Raw materials	$39,867	$46,737
Work-in-process	919	892
Finished goods	26,195	23,741
Supplies	2,814	2,917
Total inventories	$69,795	$74,287

4.	Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of March 31, 2026
Customer relationships	$29,327	$(13,433)	$15,894
Trade names and trademarks	12,825	(6,535)	6,290
Patents	1,627	(336)	1,291
Total	$43,779	$(20,304)	$23,475

As of December 31, 2025
Customer relationships	$27,831	$(12,735)	$15,096
Trade names and trademarks	12,825	(6,224)	6,601
Patents	1,627	(316)	1,311
Total	$42,283	$(19,275)	$23,008

During the three months ended March 31, 2026, intangible assets increased due to the acquisition of Boughton. See Note 2, “Business Combination” for additional information related to this transaction.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from six to 21 years. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
Remainder of 2026	$3,211
2027	4,283
2028	4,283
2029	4,207
2030	4,015
Thereafter	3,476
Total amortization expense	$23,475

5.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of March 31, 2026
Financial assets:
Deferred compensation plan	$3,556	$3,218	$338	$-
Foreign currency forward contracts	30	-	30	-
Interest rate swaps	45	-	45	-
Total financial assets	$3,631	$3,218	$413	$-

As of December 31, 2025
Financial assets:
Deferred compensation plan	$3,722	$3,324	$398	$-
Interest rate swaps	38	-	38	-
Total financial assets	$3,760	$3,324	$436	$-

Financial liabilities:
Foreign currency forward contracts	$(277)	$-	$(277)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of March 31, 2026, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

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

During the three months ended March 31, 2026, the Company repurchased approximately 33,000 shares of the Company’s common stock for an aggregate amount of $2.2 million. The Company did not repurchase shares during the three months ended March 31, 2025. All shares reacquired in connection with the Company’s share repurchase programs are retired and treated as authorized and unissued shares. As of March 31, 2026, $14.2 million of the share repurchase authorization remained available for repurchases under these programs.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended March 31,
	2026	2025

Cost of sales	$385	$306
Selling, general, and administrative expense	919	832
Total	$1,304	$1,138

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2025	229,797	$37.12
RSUs and PSAs granted	69,545	73.25
Unvested RSUs and PSAs canceled	(11,513)	39.62
RSUs and PSAs vested (2)	(118,349)	34.75
Unvested RSUs and PSAs as of March 31, 2026	169,480	53.43

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2026, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 117% for the 2023-2025 performance period, 130% for the 2024-2025 performance period, and 109% for the 2025 performance period.

The unvested balance of RSUs and PSAs as of March 31, 2026 includes approximately 125,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of March 31, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $11.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies, and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged PRPs to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment. The Company has received confirmation that a $0.1 million refund will be issued in the second quarter of 2026 and does not expect to incur future costs in the resolution of the NRDA.

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

Commitments

As of March 31, 2026, the Company’s commitments include approximately $2.1 million remaining relating to its investment in a catch basin machine at the Orem, Utah facility and approximately $1.3 million remaining related to its investment in pipe profiler equipment at the Adelanto, California facility.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of March 31, 2026. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $0.5 million and $1.5 million, respectively, from performance obligations satisfied (or partially satisfied) in previous periods as a result of changes in the transaction price or revisions to contract estimates.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended March 31,
	2026	2025

Over time	$93,453	$78,446
Point in time	44,801	37,669
Net sales	$138,254	$116,115

Accounts Receivable, Contract Assets, and Contract Liabilities

Timing of revenue recognition, billings, and cash collections may result in the recognition of trade accounts receivable, contract assets (unbilled receivables), and contract liabilities (customer advances and deposits) on the consolidated balance sheets. The Company reports trade accounts receivable and contract assets net of an allowance for credit losses.

Trade accounts receivables represent an unconditional right to consideration. Contract assets primarily represent revenue earned over time but not yet billable based on the terms of the contracts. These amounts will be billed based on the terms of the contracts, which can include certain milestones, partial shipments, or completion of the contracts. Payment terms of amounts billed vary based on the customer, but are typically due within 30 days of invoicing. Contract liabilities represent advance billings on contracts, typically for purchased steel.

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the three months ended March 31, 2026 and 2025 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $5.7 million and $8.8 million during the three months ended March 31, 2026 and 2025, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time. As of March 31, 2026, backlog was $373 million. The Company expects to recognize approximately 64% of the remaining performance obligations in 2026, 26% in 2027, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2021.

The Company recorded income tax expense at an estimated effective income tax rate of 16.0% and 19.8% for the three months ended March 31, 2026 and 2025, respectively. The Company’s estimated effective income tax rates for the three months ended March 31, 2026 and 2025 were primarily impacted by the tax windfalls recognized upon the vesting of equity awards.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share and footnoted amounts):

	Three Months Ended March 31,
	2026	2025

Net income	$10,534	$3,964

Basic weighted-average common shares outstanding	9,578	9,933
Effect of potentially dilutive common shares (1)	212	184
Diluted weighted-average common shares outstanding	9,790	10,117

Net income per common share:
Basic	$1.10	$0.40
Diluted	$1.08	$0.39

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 4,000 for the three months ended March 31, 2026. There were no antidilutive shares for the three months ended March 31, 2025.

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

The Company’s Precast Infrastructure and Engineered Systems segment manufactures stormwater and wastewater technology products, high-quality precast and reinforced concrete products, including reinforced concrete pipe, manholes, box culverts, vaults, and catch basins, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Pueblo, Colorado; Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended
	March 31, 2026
	2026	2025
Net sales:
Water Transmission Systems	$93,453	$78,446
Precast Infrastructure and Engineered Systems	44,801	37,669
Total net sales	$138,254	$116,115

Cost of sales:
Water Transmission Systems (1)	$76,134	$66,272
Precast Infrastructure and Engineered Systems (2)	35,455	30,478
Total cost of sales	$111,589	$96,750

Gross profit:
Water Transmission Systems	$17,319	$12,174
Precast Infrastructure and Engineered Systems	9,346	7,191
Total gross profit	$26,665	$19,365

(1)	Depreciation and amortization included in Cost of sales for the WTS segment was $2.4 million and $2.5 million for the three months ended March 31, 2026 and 2025 respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment was $1.1 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the CODM.

13.	Recent Accounting and Reporting Developments

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s Condensed Consolidated Financial Statements and disclosures in Notes to Condensed Consolidated Financial Statements, from those disclosed in the Company’s 2025 Form 10‑K, except for the following.

Accounting Changes

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025‑05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025‑05”) which provides a practical expedient permitting all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. The Company adopted ASU 2025-05 on a prospective basis on January 1, 2026 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

In December 2025, the FASB issued ASU No. 2025‑11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025‑11”) which improves the navigability of the required interim disclosures and clarifies when that guidance is applicable. Under ASU 2025‑11, an entity is subject to Topic 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025‑11 also addresses the form and content of such financial statements, adds lists to Topic 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The Company adopted ASU 2025‑11 on a prospective basis on January 1, 2026 and the impact was not material to the Company’s financial position, results of operations, or cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026 (“2026 Q1 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials and other costs central to producing and shipping our products;
•	excess or shortage of production capacity;
•	product quality failures that result in decreased sales and operating margin, product returns, product liability, warranty, or other claims;
•	international trade policy and regulations;
•	changes in trade policy (in particular Canada and Mexico) and duties imposed on imports and exports and the related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete internal initiatives and/or acquisitions in order to grow our business;
•	our ability to effectively integrate recent and other future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	increased use of artificial intelligence by us and our competitors, as well as related legal and regulatory requirements;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	delays or reductions in state or local government spending due to revisions to federal appropriations brought on by policy changes, staffing levels or the inability to pass budget reconciliation legislation;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	our ability to attract and retain talented employees;
•	impact of geopolitical trends, changes, and events, including various military conflicts or tensions and the regional and global ramifications of these conditions;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	effectiveness of future implementations or conversions of enterprise resource planning or other key systems;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2026 Q1 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

NWPX Infrastructure, Inc. is a leading manufacturer of water-related infrastructure products and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q1 Form 10‑Q.

Our WTS segment is the largest manufacturer of engineered water transmission systems in North America and produces steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. Our Precast segment provides solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment, and stormwater quality products. Our Precast segment has broadened its manufacturing footprint by bringing lined and engineered precast products into production at additional facilities, increasing capacity and improving regional availability. Our skilled team is committed to quality and innovation while upholding its core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, we operate 14 manufacturing facilities across North America.

On February 23, 2026, we completed the acquisition of 100% of the shares of Boughton’s Precast, Inc. (“Boughton”), a single precast facility located in Pueblo, Colorado, for a purchase price of approximately $9.0 million. Boughton is included in the Precast segment for all periods following the acquisition date. This acquisition expands our geographic footprint for our stormwater infrastructure and sanitary sewer products including manholes, catch basins, vaults, and reinforced concrete pipe.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.5 million in January 2026 and 1.4 million in December 2025, and the population of the United States is expected to increase by approximately 1 million people in 2026. While the housing market has softened recently and the current elevated federal funds rate could temper demand for our precast products, we continue to see steady demand in Texas and Utah which are two of the four states in the United States with the highest capital expenditures per capita according to the June 2025 Bluefield Research Insight Report – U.S. & Canada Water & Wastewater Pipe CAPEX Forecasts, 2025-2035 and two of the states in which our Precast manufacturing facilities are located.

Our WTS projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. As anticipated, we experienced elevated bidding levels in the first quarter of 2026, leading to a record backlog of $373 million despite some uncertainty in the broader domestic economy. Recent executive orders, staffing cuts, and other federal funding disputes are viewed as risks that could delay funding brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)) and the Inflation Reduction Act. Project funding delays would first impact the engineering and design phases in the early part of the project cycle, and if they became elongated delays, would delay funding State Revolving Funds would eventually impact future project bids. According to the August 2025 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q3 2025, approximately $5 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund recipients via subawards, leaving most of the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long timelines associated with WTS projects.

Purchased steel typically represents approximately 29% of our WTS projects’ cost of sales, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. WTS contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $1,043 per ton in the first three months of 2026, compared to annual averages of $967 in 2025 and $914 in 2024.

Economic uncertainty, including the impacts of conflicts in the Middle East and Europe, U.S. global economic policy, resulting inflationary pressures, the potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. We believe the uncertainty surrounding foreign trade policies could further dampen construction activity and impact our costs, particularly in the short term; however, these risks will be mitigated to the extent possible. A period of sustained uncertainty in the cost of fuel and the resulting impact on freight costs could present near term risks to financial performance. Should the economic environment remain uncertain, the direct and indirect impact on our business will also depend on future developments, which cannot be predicted.

Results of Operations

The following table sets forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended		Three Months Ended
	March 31, 2026		March 31, 2025
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$93,453	67.6%	$78,446	67.6%
Precast Infrastructure and Engineered Systems	44,801	32.4	37,669	32.4
Total net sales	138,254	100.0	116,115	100.0
Cost of sales:
Water Transmission Systems	76,134	55.1	66,272	57.1
Precast Infrastructure and Engineered Systems	35,455	25.6	30,478	26.2
Total cost of sales	111,589	80.7	96,750	83.3
Gross profit:
Water Transmission Systems	17,319	12.5	12,174	10.5
Precast Infrastructure and Engineered Systems	9,346	6.8	7,191	6.2
Total gross profit	26,665	19.3	19,365	16.7
Selling, general, and administrative expense	14,008	10.1	13,796	11.9
Operating income	12,657	9.2	5,569	4.8
Other income	229	0.2	7	-
Interest expense	(348)	(0.3)	(635)	(0.5)
Income before income taxes	12,538	9.1	4,941	4.3
Income tax expense	2,004	1.5	977	0.9
Net income	$10,534	7.6%	$3,964	3.4%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net sales. Net sales increased 19.1% to $138.3 million in the first quarter of 2026 compared to $116.1 million in the first quarter of 2025.

WTS net sales increased 19.1% to $93.5 million in the first quarter of 2026 compared to $78.4 million in the first quarter of 2025 driven by an 18% increase in tons produced resulting from changes in project timing and a 1% increase in selling price per ton due to changes in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 18.9% to $44.8  million in the first quarter of 2026 compared to $37.7  million in the first quarter of 2025 driven by a 14% increase in selling prices due to changes in product mix and a 4% increase in volume shipped.

Gross profit. Gross profit increased 37.7% to $26.7 million (19.3% of net sales) in the first quarter of 2026 compared to $19.4 million (16.7% of net sales) in the first quarter of 2025.

WTS gross profit increased 42.3% to $17.3 million (18.5% of WTS net sales) in the first quarter of 2026 compared to $12.2 million (15.5% of WTS net sales) in the first quarter of 2025 due to increased volume, including related operational efficiency gains, and favorable changes in product mix.

Precast gross profit increased 30.0% to $9.3 million (20.9% of Precast net sales) in the first quarter of 2026 compared to $7.2 million (19.1% of Precast net sales) in the first quarter of 2025 primarily due to increased selling prices due to changes in product mix and increased volume.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 1.5% to $14.0 million (10.1% of net sales) in the first quarter of 2026 compared to $13.8 million (11.9% of net sales) in the first quarter of 2025 primarily due to $0.3 million in higher incentive compensation expense.

Income taxes. Income tax expense was $2.0 million in the first quarter of 2026 (an effective income tax rate of 16.0%) compared to $1.0 million in the first quarter of 2025 (an effective income tax rate of 19.8%). The estimated effective income tax rates for the first quarter of 2026 and the first quarter of 2025 were primarily impacted by the tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the three months ended March 31, 2026 and 2025 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2026 Q1 Form 10‑Q and are further discussed below.

As of March 31, 2026, our working capital (current assets minus current liabilities) was $187.6 million compared to $184.9 million as of December 31, 2025. Cash and cash equivalents totaled $14.3 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively.

Fluctuations in WTS working capital accounts result from timing differences between production, shipment, invoicing, and collection, as well as changes in levels of production and costs of materials. We typically have a relatively large investment in working capital, as we generally pay for materials, labor, and other production costs in the initial stages of a project, while payments from our customers are generally received after finished product is delivered. A portion of our revenues are recognized over time as the manufacturing process progresses; therefore, cash receipts typically occur subsequent to when revenue is recognized and the elapsed time between when revenue is recorded and when cash is received can be significant. As such, our payment cycle is a significantly shorter interval than our collection cycle, although the effect of this difference in the cycles may vary by project, and from period to period. In recent periods, we have made efforts to collect payments from our customers earlier in the production cycle resulting in shorter cash conversion cycles and improved operating cash flow generation.

As of March 31, 2026, we had no outstanding revolving loan borrowings, $10.7 million of outstanding long-term debt, $91.7 million of operating lease liabilities, and $8.1 million of finance lease liabilities. As of December 31, 2025, we had $0.3 million of outstanding revolving loan borrowings, $11.5 million of outstanding long-term debt, $91.1 million of operating lease liabilities, and $7.1 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $29.3 million in the first three months of 2026 compared to $4.8 million in the first three months of 2025. Net income, adjusted for noncash items, provided $18.8 million of operating cash flow in the first three months of 2026 compared to $12.0 million of operating cash flow in the first three months of 2025. The net change in working capital provided (used) $10.4 million of operating cash flow in the first three months of 2026 compared to ($7.2) million in the first three months of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.3 million in the first three months of 2026 compared to $3.7 million in the first three months of 2025. The acquisition of Boughton used $8.9 million, net of cash acquired, in the first three months of 2026. Capital expenditures were $3.5 million in the first three months of 2026 compared to $3.7 million in the first three months of 2025, which includes $0.3 million in the first three months of 2026 for pipe profiler equipment in the Adelanto, California facility, $0.3 million in the first three months of 2025 of investment in our new reinforced concrete pipe mill, $0.1 million in the first three months of 2025 for the construction of a building at our Salt Lake City, Utah facility for the new mill, and the remainder primarily for standard capital replacement. We currently expect capital expenditures in 2026 to be approximately $20 million to $24 million, which includes approximately $2 million for the catch basin machine in the Orem, Utah facility, $3 million for the pipe profiler equipment in the Adelanto, California facility, and the remainder primarily for standard capital replacement.

Net Cash Used in Financing Activities

Net cash used in financing activities was $5.0 million in the first three months of 2026 compared to $0.9 million in the first three months of 2025. Net borrowings (repayments) on the line of credit were ($0.3) million in the first three months of 2026 compared to $0.9 million in the first three months of 2025. Net payments on other debt were $0.8 million in the first three months of 2026 and 2025. Repurchases of common stock were $2.4 million in the first three months of 2026. There were no repurchases of common stock in the first three months of 2025.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2026 Q1 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K.

On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For additional details regarding our share repurchase programs, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” and Part II – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2026 Q1 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, the Third Amendment to Credit Agreement dated June 29, 2023, and the Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated August 13, 2025 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on August 13, 2030. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of March 31, 2026 under the Amended Credit Agreement, we had no outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $124 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of March 31, 2026, the interest rate for outstanding borrowings was 5.13%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of March 31, 2026 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of March 31, 2026, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average (as defined in the term loan) plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of March 31, 2026, the outstanding balance of the term loan was $10.7 million and the interest rate for outstanding borrowings was 5.89%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q1 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2026 Q1 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026 as compared to the critical accounting estimates disclosed in our 2025 Form 10‑K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk associated with commodity prices, interest rates, and foreign currency exchange rates, see Part II – Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10‑K. We do not believe there have been any material changes in that information since December 31, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended March 31, 2026, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. As a result of the assessment, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q1 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2026 Q1 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2025 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock, which was announced on November 2, 2023. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock, which was announced on December 16, 2025. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker.

At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. In November 2025, the Company executed a Rule 10b5-1 trading plan which designates up to $7.7 million for daily share repurchases between December 7, 2025 and April 30, 2026 with volumes that fluctuate with changes in the trading price of its common stock. For additional details regarding our share repurchase programs, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q1 Form 10‑Q.

The following table provides information relating to our repurchase of common stock during the three months ended March 31, 2026 pursuant to our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2026 to January 31, 2026	25,429	$66.55	25,429	$14,737,601
February 1, 2026 to February 28, 2026	5,176	69.14	5,176	14,379,709
March 1, 2026 to March 31, 2026	2,057	70.00	2,057	14,235,726
Total	32,662	67.17	32,662

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K.

Item 6. Exhibits

(a) The exhibits filed as part of this 2026 Q1 Form 10‑Q are listed below:

Exhibit Number	Description

10.1	Form of Performance Share Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

10.2	Form of Restricted Stock Unit Agreement, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

10.3	Retirement Agreement dated March 11, 2026 between NWPX Infrastructure, Inc. and Miles Brittain, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

10.4	Employment Agreement between NWPX Infrastructure, Inc. and Scott Montross effective March 30, 2026, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

10.5	Employment Agreement between NWPX Infrastructure, Inc. and Aaron Wilkins effective March 30, 2026, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

10.6	Employment Agreement between NWPX Infrastructure, Inc. and Michael Wray effective March 30, 2026, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

10.7	Employment Agreement between NWPX Infrastructure, Inc. and Eric Stokes effective March 30, 2026, incorporated by reference to the Company’s Current Report on Form 8‑K as filed with the Securities and Exchange Commission on March 17, 2026

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Exhibit Number	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2026

NWPX INFRASTRUCTURE, INC.

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)