Form 10-Q
period 2026-06-30
NWPX Infrastructure, Inc.
filed 2026-07-30
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of July 21, 2026 was 9,637,202 shares.

NWPX INFRASTRUCTURE, INC.

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$159,476	$133,182	$297,730	$249,297
Cost of sales	125,117	107,817	236,706	204,567
Gross profit	34,359	25,365	61,024	44,730
Selling, general, and administrative expense	13,208	12,129	27,216	25,925
Operating income	21,151	13,236	33,808	18,805
Other income (expense)	492	20	713	(7)
Interest income	156	1	164	35
Interest expense	(320)	(763)	(668)	(1,398)
Income before income taxes	21,479	12,494	34,017	17,435
Income tax expense	5,645	3,431	7,649	4,408
Net income	$15,834	$9,063	$26,368	$13,027

Net income per share:
Basic	$1.64	$0.91	$2.74	$1.31
Diluted	$1.62	$0.91	$2.69	$1.30

Shares used in per share calculations:
Basic	9,638	9,882	9,608	9,908
Diluted	9,791	9,961	9,798	10,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$15,834	$9,063	$26,368	$13,027

Other comprehensive income (loss), net of tax:
Pension liability adjustment	-	17	-	33
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	149	(170)	329	(200)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	2	2	6	(13)
Other comprehensive income (loss), net of tax	151	(151)	335	(180)

Comprehensive income	$15,985	$8,912	$26,703	$12,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,320	$2,273
Trade and other receivables, net of allowance of $504 and $528	98,409	78,171
Contract assets	105,528	91,036
Inventories	91,079	74,287
Prepaid expenses and other	3,941	5,665
Total current assets	318,277	251,432
Property and equipment, less accumulated depreciation and amortization of $159,559 and $153,364	164,493	157,509
Operating lease right-of-use assets	85,957	86,894
Goodwill	55,504	55,504
Intangible assets, net	22,405	23,008
Other assets	5,262	5,283
Total assets	$651,898	$579,630

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	44,464	22,190
Accrued liabilities	26,754	27,743
Contract liabilities	37,947	8,794
Current portion of operating lease liabilities	5,232	4,829
Total current liabilities	117,391	66,550
Borrowings on line of credit	-	276
Long-term debt	6,985	8,482
Operating lease liabilities	85,372	86,223
Deferred income taxes	12,819	12,484
Other long-term liabilities	10,729	10,832
Total liabilities	233,296	184,847

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,640,002 and 9,587,990 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	96	96
Additional paid-in-capital	110,204	113,088
Retained earnings	308,110	281,742
Accumulated other comprehensive income (loss)	192	(143)
Total stockholders’ equity	418,602	394,783
Total liabilities and stockholders’ equity	$651,898	$579,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances, March 31, 2026	9,637,008	$96	$111,315	$292,276	$41	$403,728
Net income	-	-	-	15,834	-	15,834
Other comprehensive income:
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $45	-	-	-	-	149	149
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $1	-	-	-	-	2	2
Issuance of common stock under stock compensation plans, net of tax withholdings	5,394	-	(3,175)	-	-	(3,175)
Repurchase of common stock	(2,400)	-	(335)	-	-	(335)
Share-based compensation expense	-	-	2,399	-	-	2,399
Balances, June 30, 2026	9,640,002	$96	$110,204	$308,110	$192	$418,602

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, March 31, 2025	10,000,433	$100	$128,924	$250,295	$(863)	$378,456
Net income	-	-	-	9,063	-	9,063
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	17	17
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $55	-	-	-	-	(170)	(170)
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $1	-	-	-	-	2	2
Issuance of common stock under stock compensation plans, net of tax withholdings	12,996	-	(1,693)	-	-	(1,693)
Repurchase of common stock	(192,199)	(2)	(7,775)	-	-	(7,777)
Share-based compensation expense	-	-	1,554	-	-	1,554
Balances, June 30, 2025	9,821,230	$98	$121,010	$259,358	$(1,014)	$379,452

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2025	9,587,990	$96	$113,088	$281,742	$(143)	$394,783
Net income	-	-	-	26,368	-	26,368
Other comprehensive income:
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $71	-	-	-	-	329	329
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $3	-	-	-	-	6	6
Issuance of common stock under stock compensation plans, net of tax withholdings	87,074	-	(4,058)	-	-	(4,058)
Repurchase of common stock	(35,062)	-	(2,529)	-	-	(2,529)
Share-based compensation expense	-	-	3,703	-	-	3,703
Balances, June 30, 2026	9,640,002	$96	$110,204	$308,110	$192	$418,602

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003
Net income	-	-	-	13,027	-	13,027
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	33	33
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $71	-	-	-	-	(200)	(200)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $4	-	-	-	-	(13)	(13)
Issuance of common stock under stock compensation plans, net of tax withholdings	94,718	1	(2,314)	-	-	(2,313)
Repurchase of common stock	(192,199)	(2)	(7,775)	-	-	(7,777)
Share-based compensation expense	-	-	2,692	-	-	2,692
Balances, June 30, 2025	9,821,230	$98	$121,010	$259,358	$(1,014)	$379,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$26,368	$13,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	8,288	7,278
Amortization of intangible assets	2,099	2,016
Share-based compensation expense	3,703	2,692
Noncash operating lease expense	3,039	3,172
Deferred income taxes	331	453
Other, net	(25)	841
Changes in operating assets and liabilities:
Trade and other receivables	(19,456)	(11,829)
Contract assets, net	14,661	(6,433)
Inventories	(14,894)	3,293
Prepaid expenses and other assets	1,864	2,816
Accounts payable	20,961	552
Accrued and other liabilities	(1,049)	(5,005)
Operating lease liabilities	(2,550)	(2,601)
Net cash provided by operating activities	43,340	10,272

Cash flows from investing activities:
Purchases of property and equipment	(7,688)	(7,165)
Acquisition of business, net of cash acquired	(8,853)	-
Other investing activities	25	21
Net cash used in investing activities	(16,516)	(7,144)

Cash flows from financing activities:
Borrowings on line of credit	1,239	89,184
Repayments on line of credit	(1,515)	(83,217)
Payments on other debt	(1,500)	(1,500)
Payments on finance lease liabilities	(1,195)	(803)
Tax withholdings related to net share settlements of equity awards	(4,058)	(2,313)
Repurchase of common stock	(2,722)	(7,455)
Other financing activities	(26)	-
Net cash used in financing activities	(9,777)	(6,104)
Change in cash and cash equivalents	17,047	(2,976)
Cash and cash equivalents, beginning of period	2,273	5,007
Cash and cash equivalents, end of period	$19,320	$2,031

Noncash investing and financing activities:
Accrued property and equipment purchases	$2,593	$3,009
Accrued payment for repurchase of common stock	29	322
Right-of-use assets obtained in exchange for finance lease liabilities	1,653	1,088
Right-of-use assets obtained in exchange for operating lease liabilities	2,102	3,583

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

The Condensed Consolidated Financial Statements are expressed in United States Dollars and include the accounts of the Company and its subsidiaries over which the Company exercises control as of the financial statement date. Intercompany accounts and transactions have been eliminated. Certain amounts from the prior year financial statements have been reclassified in order to conform to the current year presentation. These reclassifications had no effect on the Company’s financial position or cash flows.

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2026.

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

The purchase consideration for this acquisition was allocated to the assets acquired and liabilities assumed based upon fair values estimated as of the date of the acquisition. The fair value measurements primarily related to intangible assets, deferred income taxes, and accrued liabilities are preliminary and subject to change as additional information is obtained. The final determination of the fair value of assets and liabilities will be completed within the measurement period of up to one year from the date of acquisition.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)
Customer relationships	6.0	$1,496

The Company incurred transaction costs associated with this acquisition of approximately $0 and $0.1 million during the three and six months ended June 30, 2026, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Boughton operations contributed net sales of $2.6 million to the Company’s continuing operations for the period from February 23, 2026 to June 30, 2026. It is impracticable to determine the effect on net income as a substantial portion of Boughton has been integrated into the Company’s ongoing operations. The Company has not presented pro forma results of operations for this acquisition because it is not material to the Company’s consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Raw materials	$59,539	$46,737
Work-in-process	1,089	892
Finished goods	27,587	23,741
Supplies	2,864	2,917
Total inventories	$91,079	$74,287

4.	Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of June 30, 2026
Customer relationships	$29,327	$(14,173)	$15,154
Trade names and trademarks	12,825	(6,846)	5,979
Patents	1,627	(355)	1,272
Total	$43,779	$(21,374)	$22,405

As of December 31, 2025
Customer relationships	$27,831	$(12,735)	$15,096
Trade names and trademarks	12,825	(6,224)	6,601
Patents	1,627	(316)	1,311
Total	$42,283	$(19,275)	$23,008

During the six months ended June 30, 2026, intangible assets increased due to the acquisition of Boughton. See Note 2, “Business Combination” for additional information related to this transaction.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from six to 21 years. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
Remainder of 2026	$2,141
2027	4,283
2028	4,283
2029	4,207
2030	4,015
Thereafter	3,476
Total amortization expense	$22,405

5.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of June 30, 2026
Financial assets:
Deferred compensation plan	$3,785	$3,662	$123	$-
Foreign currency forward contracts	133	-	133	-
Interest rate swaps	47	-	47	-
Total financial assets	$3,965	$3,662	$303	$-

As of December 31, 2025
Financial assets:
Deferred compensation plan	$3,722	$3,324	$398	$-
Interest rate swaps	38	-	38	-
Total financial assets	$3,760	$3,324	$436	$-

Financial liabilities:
Foreign currency forward contracts	$(277)	$-	$(277)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of June 30, 2026, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

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

During the three and six months ended June 30, 2026, the Company repurchased approximately 2,000 shares and 35,000 shares, respectively, of the Company’s common stock for an aggregate amount of $0.3 million and $2.5 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased approximately 192,000 shares of the Company’s common stock for an aggregate amount of $7.8 million. All shares reacquired in connection with the Company’s share repurchase programs are retired and treated as authorized and unissued shares. As of June 30, 2026, $13.9 million of the share repurchase authorization remained available for repurchases under these programs.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of sales	$529	$275	$914	$581
Selling, general, and administrative expense	1,870	1,279	2,789	2,111
Total	$2,399	$1,554	$3,703	$2,692

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2025	229,797	$37.12
RSUs and PSAs granted	69,545	73.25
Unvested RSUs and PSAs canceled	(11,513)	39.62
RSUs and PSAs vested (2)	(118,349)	34.75
Unvested RSUs and PSAs as of June 30, 2026	169,480	53.43

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2026, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 117% for the 2023-2025 performance period, 130% for the 2024-2025 performance period, and 109% for the 2025 performance period.

The unvested balance of RSUs and PSAs as of June 30, 2026 includes approximately 125,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of June 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $9.8 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Awards

For the six months ended June 30, 2026 and 2025, stock awards of 5,394 shares and 12,996 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $122.31 in 2026 and $39.23 in 2025.

8.	Commitments and Contingencies

Portland Harbor Superfund Site

In 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List by the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties (“PRPs”) known as the Lower Willamette Group, under agreement with the EPA. The EPA finalized the remedial investigation report in 2016, and the feasibility study in 2016, which identified multiple remedial alternatives. In 2017, the EPA issued its Record of Decision (“ROD”) selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion at net present value and take 13 years to complete. These costs are expected to have increased given remediation will not begin for several years. The design of the proposed remediation work is ongoing and the EPA has requested the parties who are anticipated to perform the remedial design provide cost estimates. The Company was one of approximately 60 PRPs to receive a confidential Special Notice Letter (“SNL”) from the EPA in 2024 in which the EPA expressed its desire to obtain a commitment from named PRPs of their intent to negotiate towards a Consent Decree that is aligned with the ROD. The Company submitted its response in May 2025 which, like the SNL, is intended to remain confidential. The EPA has commented that it continues to expect settlement negotiations to take approximately two years. Subsequently, the remediation work activities and associated costs for each project area with the Portland Harbor Superfund Site will be agreed upon. Because these factors remain unknown, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no liability has been recorded as of the date of this filing.

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

Concurrent with the activities of the EPA and the ODEQ, the Portland Harbor Natural Resources Trustee Council (“Trustees”) sent some or all of the same parties, including the Company, a notice of intent to perform a Natural Resource Damage Assessment (“NRDA”) for the Portland Harbor Superfund Site to determine the nature and extent of natural resource damages under CERCLA Section 107. The Trustees for the Portland Harbor Superfund Site consist of representatives from several Northwest Indian Tribes, three federal agencies, and one state agency. The Trustees act independently of the EPA and the ODEQ. The Trustees have encouraged PRPs to voluntarily participate in the funding of their injury assessments and several of those parties have agreed to do so. In 2014, the Company agreed to participate in the injury assessment process, which included funding $0.4 million of the assessment, of which $0.1 million has since been refunded. The Company does not expect to incur future costs in the resolution of the NRDA.

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

Commitments

As of June 30, 2026, the Company’s commitments include approximately $1.3 million remaining relating to its investment in a catch basin machine at the Orem, Utah facility and approximately $0.8 million remaining related to its investment in pipe profiler equipment at the Adelanto, California facility.

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of June 30, 2026. The letters of credit relate to workers’ compensation insurance and a public improvement project.

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

The Company recognized revenue from performance obligations satisfied (or partially satisfied) in previous periods as a result of changes in the transaction price or revisions to contract estimates of $1.7 million and $2.2 million during the three and six months ended June 30, 2026, respectively and $0.6 million and $2.1 million during the three and six months ended June 30, 2025, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Over time	$113,199	$84,588	$206,652	$163,034
Point in time	46,277	48,594	91,078	86,263
Net sales	$159,476	$133,182	$297,730	$249,297

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the six months ended June 30, 2026 and 2025 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $6.1 million and $11.1 million during the six months ended June 30, 2026 and 2025, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products for which revenue is recognized over time. As of June 30, 2026, backlog was $305 million. The Company expects to recognize approximately 53% of the remaining performance obligations in 2026, 33% in 2027, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2021.

The Company recorded income tax expense at an estimated effective income tax rate of 26.3% and 22.5% for the three and six months ended June 30, 2026, respectively and 27.5% and 25.3% for the three and six months ended June 30, 2025, respectively. The Company’s estimated effective income tax rates for the three months ended June 30, 2026 and 2025 were primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rates for the six months ended June 30, 2026 and 2025 were primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share and footnoted amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$15,834	$9,063	$26,368	$13,027

Basic weighted-average common shares outstanding	9,638	9,882	9,608	9,908
Effect of potentially dilutive common shares (1)	153	79	190	133
Diluted weighted-average common shares outstanding	9,791	9,961	9,798	10,041

Net income per common share:
Basic	$1.64	$0.91	$2.74	$1.31
Diluted	$1.62	$0.91	$2.69	$1.30

(1)

The weighted-average number of antidilutive shares not included in the computation of diluted net income per share was approximately 26,000 for the three months ended June 30, 2025. There were no antidilutive shares for the three and six months ended June 30, 2026 and the six months ended June 30, 2025.

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	2026	2025	2026	2025
Net sales:
Water Transmission Systems	$113,199	$84,588	$206,652	$163,034
Precast Infrastructure and Engineered Systems	46,277	48,594	91,078	86,263
Total net sales	$159,476	$133,182	$297,730	$249,297

Cost of sales:
Water Transmission Systems (1)	$88,971	$69,533	$165,105	$135,805
Precast Infrastructure and Engineered Systems (2)	36,146	38,284	71,601	68,762
Total cost of sales	$125,117	$107,817	$236,706	$204,567

Gross profit:
Water Transmission Systems	$24,228	$15,055	$41,547	$27,229
Precast Infrastructure and Engineered Systems	10,131	10,310	19,477	17,501
Total gross profit	$34,359	$25,365	$61,024	$44,730

(1)	Depreciation and amortization included in Cost of sales for the WTS segment was $3.0 million and $5.4 million for the three and six months ended June 30, 2026, respectively and $2.9 million and $5.4 million for the three and six months ended June 30, 2025, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment was $1.4 million and $2.5 million for the three and six months ended June 30, 2026, respectively and $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

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

Recent Accounting Standards

In November 2024, the FASB issued ASU No. 2024‑03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40): Disaggregation of Income Statement Expenses” (“ASU 2024‑03”) which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements. ASU 2024‑03 is required to be applied prospectively and will be effective for the Company’s 2027 annual reporting and for interim periods beginning in 2028. Early adoption and retrospective application are permitted. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements, other than additional disclosures in the notes to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2026 (“2026 Q2 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	production schedules;
•	price and availability of raw materials and other costs central to producing and shipping our products;
•	excess or shortage of production capacity;
•	product quality failures that result in decreased sales and operating margin, product returns, product liability, warranty, or other claims;
•	international trade policy and regulations;
•	changes in trade policy (in particular Canada and Mexico) and duties imposed on imports and exports and the related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete organic and inorganic initiatives to grow our business;
•	our ability to effectively integrate recent and other future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	increased use of artificial intelligence by us and our competitors, as well as related legal and regulatory requirements;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	delays or reductions in state or local government spending due to revisions to federal appropriations brought on by policy changes, staffing levels or the inability to pass budget reconciliation legislation;
•	adequacy of our insurance coverage;
•	supply chain challenges;
•	our ability to attract and retain talented employees;
•	impact of geopolitical trends, changes, and events, including various military conflicts or tensions and the regional and global ramifications of these conditions;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	effectiveness of future implementations or conversions of enterprise resource planning or other key systems;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2026 Q2 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

NWPX Infrastructure, Inc. is a leading manufacturer of water-related infrastructure products and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q2 Form 10‑Q.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.4 million in June 2026 and 1.4 million in December 2025, and the population of the United States is expected to increase by approximately 1 million people in 2026. While the housing market has softened recently and the current elevated federal funds rate could temper demand for our precast products, we maintained a steady level of demand for our precast products by expanding business with commercial construction contractors.

Our WTS projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. After experiencing elevated bidding levels in the first quarter of 2026, bidding has remained strong, resulting in a backlog of $305 million despite some uncertainty in the broader domestic economy. Recent executive orders, staffing cuts, and other federal funding disputes are viewed as risks that could delay funding brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)) and the Inflation Reduction Act. Project funding delays would first impact the engineering and design phases in the early part of the project cycle, and if they became elongated delays, would delay funding of State Revolving Funds and eventually impact future project bids. According to the August 2025 Bluefield Research Insight Report – Infrastructure Investment & Jobs Act: Tracking the Spending, Q3 2025, approximately $5 billion earmarked under the IIJA has currently been awarded to Drinking Water State Revolving Loan Fund recipients via subawards, leaving most of what has been earmarked under the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long timelines associated with WTS projects.

Purchased steel represented approximately 32% of our WTS projects’ cost of sales in the first six months of 2026, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. WTS contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $1,102 per ton in the first six months of 2026, compared to annual averages of $967 in 2025 and $914 in 2024.

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

	Three Months Ended		Three Months Ended
	June 30, 2026		June 30, 2025
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$113,199	71.0%	$84,588	63.5%
Precast Infrastructure and Engineered Systems	46,277	29.0	48,594	36.5
Total net sales	159,476	100.0	133,182	100.0
Cost of sales:
Water Transmission Systems	88,971	55.8	69,533	52.2
Precast Infrastructure and Engineered Systems	36,146	22.7	38,284	28.8
Total cost of sales	125,117	78.5	107,817	81.0
Gross profit:
Water Transmission Systems	24,228	15.2	15,055	11.3
Precast Infrastructure and Engineered Systems	10,131	6.3	10,310	7.7
Total gross profit	34,359	21.5	25,365	19.0
Selling, general, and administrative expense	13,208	8.2	12,129	9.1
Operating income	21,151	13.3	13,236	9.9
Other income	492	0.3	20	-
Interest income	156	0.1	1	-
Interest expense	(320)	(0.2)	(763)	(0.5)
Income before income taxes	21,479	13.5	12,494	9.4
Income tax expense	5,645	3.6	3,431	2.6
Net income	$15,834	9.9%	$9,063	6.8%

	Six Months Ended		Six Months Ended
	June 30, 2026		June 30, 2025
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$206,652	69.4%	$163,034	65.4%
Precast Infrastructure and Engineered Systems	91,078	30.6	86,263	34.6
Total net sales	297,730	100.0	249,297	100.0
Cost of sales:
Water Transmission Systems	165,105	55.5	135,805	54.5
Precast Infrastructure and Engineered Systems	71,601	24.0	68,762	27.6
Total cost of sales	236,706	79.5	204,567	82.1
Gross profit:
Water Transmission Systems	41,547	13.9	27,229	10.9
Precast Infrastructure and Engineered Systems	19,477	6.6	17,501	7.0
Total gross profit	61,024	20.5	44,730	17.9
Selling, general, and administrative expense	27,216	9.1	25,925	10.4
Operating income	33,808	11.4	18,805	7.5
Other income (loss)	713	0.1	(7)	-
Interest income	164	0.1	35	-
Interest expense	(668)	(0.2)	(1,398)	(0.5)
Income before income taxes	34,017	11.4	17,435	7.0
Income tax expense	7,649	2.5	4,408	1.8
Net income	$26,368	8.9%	$13,027	5.2%

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

Net sales. Net sales increased 19.7% to $159.5 million in the second quarter of 2026 compared to $133.2 million in the second quarter of 2025 and increased 19.4% to $297.7 million in the first six months of 2026 compared to $249.3 million in the first six months of 2025.

WTS net sales increased 33.8% to $113.2 million in the second quarter of 2026 compared to $84.6 million in the second quarter of 2025 driven by a 26% increase in tons produced resulting from changes in project timing and a 6% increase in selling price per ton due to changes in product mix. Earlier in 2026, we were awarded a $57 million confidential project considered unique and infrequent in nature which contributed $8.4 million of revenue in the second quarter of 2026. WTS net sales increased 26.8% to $206.7 million in the first six months of 2026 compared to $163.0 million in the first six months of 2025 driven by a 23% increase in tons produced resulting from changes in project timing and a 3% increase in selling price per ton due to changes in product mix. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales decreased 4.8% to $46.3  million in the second quarter of 2026 compared to $48.6  million in the second quarter of 2025 driven by an 11% decrease in volume shipped, partially offset by a 7% increase in selling prices primarily due to changes in product mix. Precast net sales increased 5.6% to $91.1  million in the first six months of 2026 compared to $86.3 million in the first six months of 2025 driven by a 10% increase in selling prices due to changes in product mix, partially offset by a 4% decrease in volume shipped.

Gross profit. Gross profit increased 35.5% to $34.4 million (21.5% of net sales) in the second quarter of 2026 compared to $25.4 million (19.0% of net sales) in the second quarter of 2025 and increased 36.4% to $61.0 million (20.5% of net sales) in the first six months of 2026 compared to $44.7 million (17.9% of net sales) in the first six months of 2025.

WTS gross profit increased 60.9% to $24.2 million (21.4% of WTS net sales) in the second quarter of 2026 compared to $15.1 million (17.8% of WTS net sales) in the second quarter of 2025 due to increased volume, including related operational efficiency gains, and favorable project pricing and product mix. WTS gross profit increased 52.6% to $41.5 million (20.1% of WTS net sales) in the first six months of 2026 compared to $27.2 million (16.7% of WTS net sales) in the first six months of 2025 due to increased volume, including related operational efficiency gains, and favorable changes in product mix.

Precast gross profit decreased 1.7% to $10.1 million (21.9% of Precast net sales) in the second quarter of 2026 compared to $10.3 million (21.2% of Precast net sales) in the second quarter of 2025. Precast gross profit increased 11.3% to $19.5 million (21.4% of Precast net sales) in the first six months of 2026 compared to $17.5 million (20.3% of Precast net sales) in the first six months of 2025 primarily due to increased selling prices due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 8.9% to $13.2 million (8.2% of net sales) in the second quarter of 2026 compared to $12.1 million (9.1% of net sales) in the second quarter of 2025 primarily due to $0.7 million in higher incentive compensation expense and $0.2 million in higher compensation-related expense. Selling, general, and administrative expense increased 5.0% to $27.2 million (9.1% of net sales) in the first six months of 2026 compared to $25.9 million (10.4% of net sales) in the first six months of 2025 primarily due to $1.0 million in higher incentive compensation expense and $0.3 million in higher compensation-related expense.

Income taxes. Income tax expense was $5.6 million in the second quarter of 2026 (an effective income tax rate of 26.3%) compared to $3.4 million in the second quarter of 2025 (an effective income tax rate of 27.5%) and was $7.6 million in the first six months of 2026 (an effective income tax rate of 22.5%) compared to $4.4 million in the first six months of 2025 (an effective income tax rate of 25.3%). The estimated effective income tax rates for the second quarter of 2026 and 2025 were primarily impacted by non-deductible permanent differences. The estimated effective income tax rates for the first six months of 2026 and 2025 were primarily impacted by non-deductible permanent differences, partially offset by tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the six months ended June 30, 2026 and 2025 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2026 Q2 Form 10‑Q and are further discussed below.

As of June 30, 2026, our working capital (current assets minus current liabilities) was $200.9 million compared to $184.9 million as of December 31, 2025. Cash and cash equivalents totaled $19.3 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, we had no outstanding revolving loan borrowings, $10.0 million of outstanding long-term debt, $90.6 million of operating lease liabilities, and $7.5 million of finance lease liabilities. As of December 31, 2025, we had $0.3 million of outstanding revolving loan borrowings, $11.5 million of outstanding long-term debt, $91.1 million of operating lease liabilities, and $7.1 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $43.3 million in the first six months of 2026 compared to $10.3 million in the first six months of 2025. Net income, adjusted for noncash items, provided $43.8 million of operating cash flow in the first six months of 2026 compared to $29.5 million of operating cash flow in the first six months of 2025. The net change in working capital used $0.5 million of operating cash flow in the first six months of 2026 compared to $19.2 million in the first six months of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16.5 million in the first six months of 2026 compared to $7.1 million in the first six months of 2025. The acquisition of Boughton used $8.9 million, net of cash acquired, in the first six months of 2026. Capital expenditures were $7.7 million in the first six months of 2026 compared to $7.2 million in the first six months of 2025. We believe full year 2026 spending could increase over 2025 depending on the timing of cash outlays associated with investment capital projects currently underway. The remainder of our capital expenditures are primarily for standard capital replacement. We currently expect capital expenditures in 2026 to be approximately $20 million to $24 million, which includes approximately $3 million for the new drycast catch basin machine in the Orem, Utah facility and $2 million for the new pipe profiler equipment in the Adelanto, California facility.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9.8 million in the first six months of 2026 compared to $6.1 million in the first six months of 2025. Net borrowings (repayments) on the line of credit were ($0.3) million in the first six months of 2026 compared to $6.0 million in the first six months of 2025. Net payments on other debt were $1.5 million in the first six months of 2026 and 2025. Repurchases of common stock were $2.7 million in the first six months of 2026 compared to $7.5 million in the first six months of 2025.

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

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2026 Q2 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K.

On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For additional details regarding our share repurchase programs, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” and Part II – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2026 Q2 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, the Third Amendment to Credit Agreement dated June 29, 2023, and the Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated August 13, 2025 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on August 13, 2030. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of June 30, 2026 under the Amended Credit Agreement, we had no outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $124 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of June 30, 2026, the interest rate for outstanding borrowings was 5.12%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of June 30, 2026 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of June 30, 2026, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average (as defined in the term loan) plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of June 30, 2026, the outstanding balance of the term loan was $10.0 million and the interest rate for outstanding borrowings was 5.81%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q2 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2026 Q2 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2026 as compared to the critical accounting estimates disclosed in our 2025 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2026, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. As a result of the assessment, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q2 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2026 Q2 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2025 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. In November 2025, we executed a Rule 10b5-1 trading plan which designated up to $7.7 million for daily share repurchases between December 7, 2025 and April 30, 2026 with volumes that fluctuated with changes in the trading price of its common stock. In May 2026, we executed a Rule 10b5-1 trading plan which designates up to $10 million for daily share repurchases between June 12, 2026 and September 4, 2026 with volumes that fluctuate with changes in the trading price of its common stock. For additional details regarding our share repurchase programs, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q2 Form 10‑Q.

The following table provides information relating to our repurchase of common stock during the three months ended June 30, 2026 pursuant to our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2026 to April 30, 2026	-	$-	-	$14,235,726
May 1, 2026 to May 31, 2026	-	-	-	14,235,726
June 1, 2026 to June 30, 2026	2,400	139.67	2,400	13,900,523
Total	2,400	139.67	2,400

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows (1):

Name	Title	Adoption Date	Duration (2)	Total Number of Shares of Common Stock to be Sold (3)

Scott Montross	President and Chief Executive Officer	May 5, 2026	August 4, 2026 to September 25, 2026	Up to 11,227 shares
Aaron Wilkins	Senior Vice President, Chief Financial Officer, and Corporate Secretary	May 5, 2026	August 10, 2026 to October 23, 2026	Up to 3,898 shares
Keith Larson	Member of Board of Directors	May 18, 2026	August 17, 2026 to April 30, 2027	Up to 11,000 shares
Michael Wray	Executive Vice President	May 19, 2026	August 18, 2026 to September 11, 2026	Up to 4,500 shares
Eric Stokes	Senior Vice President and Water Transmission Systems Group President	May 29, 2026	September 1, 2026 to August 31, 2027	Up to 24,984 shares
Richard Roman	Chairman of Board of Directors	June 9, 2026	September 8, 2026 to December 31, 2026	Up to 15,000 shares

(1)	Each trading arrangement listed is a Rule 10b5‑1 trading arrangement and is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act.

(2)	Each Rule 10b5‑1 trading arrangement may expire on such earlier date as all transactions are completed.

(3)

Each Rule 10b5‑1 trading arrangement provides for the potential sale of shares of our common stock so long as the market price of our commons stock is higher than certain minimum threshold prices specified in each Rule 10b5‑1 trading arrangement.

Item 6. Exhibits

(a) The exhibits filed as part of this 2026 Q2 Form 10‑Q are listed below:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2026

NWPX INFRASTRUCTURE, INC.

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)