Form 10-Q
period 2026-09-30
NWPX Infrastructure, Inc.
filed 2026-10-29
CIK 1001385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

or

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

The number of shares outstanding of the registrant’s common stock as of October 21, 2026 was 9,630,002 shares.

NWPX INFRASTRUCTURE, INC.

FORM 10‑Q

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$179,392	$151,067	$477,122	$400,364
Cost of sales	141,204	118,917	377,910	323,484
Gross profit	38,188	32,150	99,212	76,880
Selling, general, and administrative expense	13,875	13,113	41,091	39,038
Operating income	24,313	19,037	58,121	37,842
Other income (expense)	(48)	(28)	665	(35)
Interest income	77	25	241	60
Interest expense	(372)	(788)	(1,040)	(2,186)
Income before income taxes	23,970	18,246	57,987	35,681
Income tax expense	5,739	4,741	13,388	9,149
Net income	$18,231	$13,505	$44,599	$26,532

Net income per share:
Basic	$1.89	$1.40	$4.64	$2.70
Diluted	$1.86	$1.38	$4.55	$2.66

Shares used in per share calculations:
Basic	9,634	9,678	9,617	9,830
Diluted	9,805	9,813	9,807	9,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$18,231	$13,505	$44,599	$26,532

Other comprehensive income (loss), net of tax:
Pension liability adjustment	-	15	-	48
Unrealized gain (loss) on foreign currency forward contracts designated as cash flow hedges	(13)	162	316	(38)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges	5	(16)	11	(29)
Other comprehensive income (loss), net of tax	(8)	161	327	(19)

Comprehensive income	$18,223	$13,666	$44,926	$26,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollar amounts in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$6,058	$2,273
Trade and other receivables, net of allowance of $564 and $528	115,521	78,171
Contract assets	103,154	91,036
Inventories	89,316	74,287
Prepaid expenses and other	3,077	5,665
Total current assets	317,126	251,432
Property and equipment, less accumulated depreciation and amortization of $164,196 and $153,364	167,550	157,509
Operating lease right-of-use assets	86,992	86,894
Goodwill	83,314	55,504
Intangible assets, net	34,421	23,008
Other assets	5,172	5,283
Total assets	$694,575	$579,630

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,994	$2,994
Accounts payable	41,087	22,190
Accrued liabilities	29,321	27,743
Contract liabilities	44,652	8,794
Current portion of operating lease liabilities	5,673	4,829
Total current liabilities	123,727	66,550
Borrowings on line of credit	18,508	276
Long-term debt	6,237	8,482
Operating lease liabilities	86,242	86,223
Deferred income taxes	12,391	12,484
Other long-term liabilities	10,186	10,832
Total liabilities	257,291	184,847

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $.01 par value, 15,000,000 shares authorized, 9,630,602 and 9,587,990 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	96	96
Additional paid-in-capital	110,663	113,088
Retained earnings	326,341	281,742
Accumulated other comprehensive income (loss)	184	(143)
Total stockholders’ equity	437,284	394,783
Total liabilities and stockholders’ equity	$694,575	$579,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balances, June 30, 2026	9,640,002	$96	$110,204	$308,110	$192	$418,602
Net income	-	-	-	18,231	-	18,231
Other comprehensive income (loss):
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $4	-	-	-	-	(13)	(13)
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $0	-	-	-	-	5	5
Repurchase of common stock	(9,400)	-	(1,171)	-	-	(1,171)
Share-based compensation expense	-	-	1,630	-	-	1,630
Balances, September 30, 2026	9,630,602	$96	$110,663	$326,341	$184	$437,284

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, June 30, 2025	9,821,230	$98	$121,010	$259,358	$(1,014)	$379,452
Net income	-	-	-	13,505	-	13,505
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	15	15
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $53	-	-	-	-	162	162
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $5	-	-	-	-	(16)	(16)
Repurchase of common stock	(186,451)	(2)	(7,996)	-	-	(7,998)
Share-based compensation expense	-	-	1,232	-	-	1,232
Balances, September 30, 2025	9,634,779	$96	$114,246	$272,863	$(853)	$386,352

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, Continued

(Unaudited)

(Dollar amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2025	9,587,990	$96	$113,088	$281,742	$(143)	$394,783
Net income	-	-	-	44,599	-	44,599
Other comprehensive income:
Unrealized gain on foreign currency forward contracts designated as cash flow hedges, net of tax expense of $67	-	-	-	-	316	316
Unrealized gain on interest rate swaps designated as cash flow hedges, net of tax expense of $3	-	-	-	-	11	11
Issuance of common stock under stock compensation plans, net of tax withholdings	87,074	-	(4,058)	-	-	(4,058)
Repurchase of common stock	(44,462)	-	(3,700)	-	-	(3,700)
Share-based compensation expense	-	-	5,333	-	-	5,333
Balances, September 30, 2026	9,630,602	$96	$110,663	$326,341	$184	$437,284

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In-	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, December 31, 2024	9,918,711	$99	$128,407	$246,331	$(834)	$374,003
Net income	-	-	-	26,532	-	26,532
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $0	-	-	-	-	48	48
Unrealized loss on foreign currency forward contracts designated as cash flow hedges, net of tax benefit of $18	-	-	-	-	(38)	(38)
Unrealized loss on interest rate swaps designated as cash flow hedges, net of tax benefit of $9	-	-	-	-	(29)	(29)
Issuance of common stock under stock compensation plans, net of tax withholdings	94,718	1	(2,314)	-	-	(2,313)
Repurchase of common stock	(378,650)	(4)	(15,771)	-	-	(15,775)
Share-based compensation expense	-	-	3,924	-	-	3,924
Balances, September 30, 2025	9,634,779	$96	$114,246	$272,863	$(853)	$386,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$44,599	$26,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and finance lease amortization	13,446	11,517
Amortization of intangible assets	3,283	3,025
Share-based compensation expense	5,333	3,924
Noncash operating lease expense	4,571	4,632
Deferred income taxes	(95)	113
Other, net	(6)	1,504
Changes in operating assets and liabilities:
Trade and other receivables	(30,812)	(32,200)
Contract assets and liabilities, net	23,725	3,652
Inventories	(11,945)	5,249
Prepaid expenses and other assets	3,038	4,331
Accounts payable	18,167	(785)
Accrued and other liabilities	1,223	3,533
Operating lease liabilities	(3,806)	(3,777)
Net cash provided by operating activities	70,721	31,250

Cash flows from investing activities:
Purchases of property and equipment	(14,711)	(14,964)
Acquisition of business, net of cash acquired	(58,554)	-
Other investing activities	84	31
Net cash used in investing activities	(73,181)	(14,933)

Cash flows from financing activities:
Borrowings on line of credit	31,264	132,957
Repayments on line of credit	(13,032)	(130,001)
Payments on other debt	(2,250)	(2,250)
Payments on finance lease liabilities	(1,731)	(1,199)
Tax withholdings related to net share settlements of equity awards	(4,058)	(2,313)
Repurchase of common stock	(3,922)	(15,701)
Other financing activities	(26)	(146)
Net cash provided by (used in) financing activities	6,245	(18,653)
Change in cash and cash equivalents	3,785	(2,336)
Cash and cash equivalents, beginning of period	2,273	5,007
Cash and cash equivalents, end of period	$6,058	$2,671

Noncash investing and financing activities:
Accrued property and equipment purchases	$1,299	$1,850
Accrued payment for repurchase of common stock	-	74
Right-of-use assets obtained in exchange for finance lease liabilities	1,653	1,088
Right-of-use assets obtained in exchange for operating lease liabilities	2,467	5,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

NWPX INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Basis of Presentation

Founded in 1966, NWPX Infrastructure, Inc. (collectively with its subsidiaries, the “Company”) is a leading manufacturer of water-related infrastructure products and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”). This segment presentation is consistent with how the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, evaluates the performance of the Company and makes decisions regarding the allocation of resources. See Note 12, “Segment Information” for detailed descriptions of these segments.

Under the Northwest Pipe Company brand, the Company is the largest manufacturer of engineered water transmission systems in North America and produces steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. The Company also provides solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment and conveyor systems, and stormwater quality products. Strategically positioned to meet growing water and wastewater infrastructure needs, the Company’s skilled team is committed to quality and innovation while upholding its core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, the Company operates 15 manufacturing facilities across North America.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2026.

2.	Business Combinations

Serpentix Conveyor, LLC

On September 2, 2026, the Company completed the acquisition of 100% of the equity interests of Serpentix Conveyor, LLC (“Serpentix”), a Westminster, Colorado-based manufacturer of engineered conveyor systems used primarily in municipal wastewater treatment plants and industrial manufacturing facilities, for a purchase price of approximately $51.5 million, subject to a post-closing adjustment based on changes in net working capital. Serpentix is included in the Precast segment for all periods following the acquisition date. This acquisition complements the Company’s existing dewatering, separation, and mixing capabilities, broadens the solutions it can provide to municipal and industrial customers, and advances its strategy to expand its presence across essential water and wastewater infrastructure markets.

The following table summarizes the purchase consideration and fair value of the assets acquired and liabilities assumed as of September 2, 2026 (in thousands):

Assets
Cash and cash equivalents	$1,844
Trade and other receivables	5,773
Inventories	1,186
Prepaid expenses and other	163
Property and equipment	2,658
Operating lease right-of-use assets	2,202
Intangible assets	13,200
Other assets	31
Total assets acquired	27,057

Liabilities
Accounts payable	741
Accrued liabilities	363
Contract liabilities	16
Operating lease liabilities	2,202
Total liabilities assumed	3,322

Goodwill	27,810

Total purchase consideration	$51,545

The purchase consideration for this acquisition is preliminarily allocated to the assets acquired and liabilities assumed based upon fair values estimated as of the date of the acquisition. The Company has commenced the process to confirm the existence, condition, and completeness of the assets acquired and liabilities assumed to establish fair value of such assets and liabilities and to determine the amount of goodwill to be recognized as of the date of the acquisition. Goodwill recognized in this acquisition is primarily attributable to management’s industry know-how and expanded product and market opportunities, as well as other factors that are not individually identifiable or separately recognized, and is expected to be deductible for tax purposes. Due to the timing of this acquisition, the Company continues to gather information supporting the acquired assets and assumed liabilities. Accordingly, all amounts recorded are provisional. These provisional amounts are subject to change if new information is obtained concerning facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The final determination of the fair value of certain assets and liabilities will be completed within a measurement period of up to one year from the date of acquisition. The final values may also result in changes to goodwill and depreciation and amortization expense related to certain assets such as property and equipment and acquired intangible assets.

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)
Customer relationships	8	$8,800
Trade names and trademarks	14	4,400
Total intangible assets	10	$13,200

The Company incurred transaction costs associated with this acquisition of $0.4 million during the three and nine months ended September 30, 2026. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Serpentix operations contributed net sales of $0.9 million to the Company’s continuing operations for the period from September 2, 2026 to September 30, 2026. It is impracticable to determine the effect on net income as a substantial portion of Serpentix has been integrated into the Company’s ongoing operations. The Company has not presented pro forma results of operations for this acquisition because it is not material to the Company’s consolidated financial statements.

Boughton’s Precast, Inc.

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

The following table summarizes the components of the intangible assets acquired and their estimated useful lives:

	Estimated Useful Life	Fair Value
	(In years)	(In thousands)
Customer relationships	6	$1,496

The Company incurred transaction costs associated with this acquisition of approximately $0 and $0.1 million during the three and nine months ended September 30, 2026, respectively. These transaction costs are included in Selling, general, and administrative expense in the Condensed Consolidated Statements of Operations.

Boughton operations contributed net sales of $3.8 million to the Company’s continuing operations for the period from February 23, 2026 to September 30, 2026. It is impracticable to determine the effect on net income as a substantial portion of Boughton has been integrated into the Company’s ongoing operations. The Company has not presented pro forma results of operations for this acquisition because it is not material to the Company’s consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Raw materials	$57,810	$46,737
Work-in-process	876	892
Finished goods	27,792	23,741
Supplies	2,838	2,917
Total inventories	$89,316	$74,287

4.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in conjunction with an acquisition. The Company has recorded goodwill in connection with its business acquisitions within the Precast segment. The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 were as follows (in thousands):

Goodwill, December 31, 2025	$55,504
Acquisition of Serpentix (Note 2)	27,810
Goodwill, September 30, 2026	$83,314

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

Intangible Assets

Intangible assets consist of the following (in thousands):

	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Assets, Net
As of September 30, 2026
Customer relationships	$38,127	$(15,000)	$23,127
Trade names and trademarks	17,225	(7,183)	10,042
Patents	1,627	(375)	1,252
Total	$56,979	$(22,558)	$34,421

As of December 31, 2025
Customer relationships	$27,831	$(12,735)	$15,096
Trade names and trademarks	12,825	(6,224)	6,601
Patents	1,627	(316)	1,311
Total	$42,283	$(19,275)	$23,008

During the nine months ended September 30, 2026, intangible assets increased due to the acquisitions of Boughton and Serpentix. See Note 2, “Business Combinations” for additional information related to these transactions.

Intangible assets are amortized using the straight-line method over estimated useful lives ranging from six to 21 years. The estimated amortization expense for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31,
Remainder of 2026	$1,411
2027	5,645
2028	5,645
2029	5,570
2030	5,378
Thereafter	10,772
Total amortization expense	$34,421

5.	Fair Value Measurements

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

The following table summarizes information regarding the Company’s financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Total	Level 1	Level 2	Level 3
As of September 30, 2026
Financial assets:
Deferred compensation plan	$3,742	$3,385	$357	$-
Foreign currency forward contracts	181	-	181	-
Interest rate swaps	51	-	51	-
Total financial assets	$3,974	$3,385	$589	$-

Financial liabilities:
Foreign currency forward contracts	$(94)	$-	$(94)	$-

As of December 31, 2025
Financial assets:
Deferred compensation plan	$3,722	$3,324	$398	$-
Interest rate swaps	38	-	38	-
Total financial assets	$3,760	$3,324	$436	$-

Financial liabilities:
Foreign currency forward contracts	$(277)	$-	$(277)	$-

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

The net carrying amounts of cash and cash equivalents, trade and other receivables, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The net carrying amount of the borrowings on the line of credit approximates fair value due to its variable interest rate based on current market rates. The Company is obligated to repay the carrying value of its long-term debt. The fair value of the Company’s long-term debt is calculated using interest rates for its existing debt arrangements which are classified as Level 2 inputs within the fair value hierarchy. As of September 30, 2026, the fair value of the Company’s long-term debt approximates the carrying value due to its variable interest rate based on current market rates.

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

During the three and nine months ended September 30, 2026, the Company repurchased approximately 9,000 shares and 44,000 shares, respectively, of the Company’s common stock for an aggregate amount of $1.2 million and $3.7 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased approximately 186,000 shares and 379,000 shares, respectively, of the Company’s common stock for an aggregate amount of $8.0 million and $15.8 million, respectively. All shares reacquired in connection with the Company’s share repurchase programs are retired and treated as authorized and unissued shares. As of September 30, 2026, $12.7 million of the share repurchase authorization remained available for repurchases under these programs.

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

The following table summarizes share-based compensation expense recorded (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of sales	$456	$325	$1,370	$906
Selling, general, and administrative expense	1,174	907	3,963	3,018
Total	$1,630	$1,232	$5,333	$3,924

Restricted Stock Units and Performance Share Awards

The Company’s stock incentive plan provides for equity instruments, such as RSUs and PSAs, which grant the right to receive a specified number of shares at specified times. RSUs and PSAs are service-based awards that vest according to the terms of the grant. PSAs have performance-based payout conditions.

The following table summarizes the Company’s RSU and PSA activity:

	Number of RSUs and PSAs (1)	Weighted-Average Grant Date Fair Value

Unvested RSUs and PSAs as of December 31, 2025	229,797	$37.12
RSUs and PSAs granted	69,545	73.25
Unvested RSUs and PSAs canceled	(17,114)	43.59
RSUs and PSAs vested (2)	(118,349)	34.75
Unvested RSUs and PSAs as of September 30, 2026	163,879	53.48

(1)	The number of PSAs disclosed in this table are at the target level of 100%.

(2)	For the PSAs vested on March 31, 2026, the actual number of common shares that were issued was determined by multiplying the PSAs at the target level of 100%, as disclosed in this table, by a payout percentage based on the performance-based conditions achieved. The payout percentage was 117% for the 2023-2025 performance period, 130% for the 2024-2025 performance period, and 109% for the 2025 performance period.

The unvested balance of RSUs and PSAs as of September 30, 2026 includes approximately 121,000 PSAs at the target level of 100%. The vesting of these awards is subject to the achievement of specified performance-based conditions, and the actual number of common shares that will ultimately be issued will be determined by multiplying this number of PSAs by a payout percentage ranging from 0% to 200%.

Based on the estimated level of achievement of the performance targets associated with the PSAs as of September 30, 2026, unrecognized compensation expense related to the unvested portion of the Company’s RSUs and PSAs was $7.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards

For the nine months ended September 30, 2026 and 2025, stock awards of 5,394 shares and 12,996 shares, respectively, were granted to non-employee directors, which vested immediately upon issuance. The Company recorded compensation expense based on the weighted-average fair market value per share of the awards on the grant date of $122.31 in 2026 and $39.23 in 2025.

8.	Commitments and Contingencies

Portland Harbor Superfund Site

In 2000, a section of the lower Willamette River known as the Portland Harbor Superfund Site was included on the National Priorities List by the United States Environmental Protection Agency (“EPA”). While the Company’s Portland, Oregon manufacturing facility does not border the Willamette River, an outfall from the facility’s stormwater system drains into a neighboring property’s privately owned stormwater system and slip. Also in 2000, the Company was notified by the EPA and the Oregon Department of Environmental Quality (“ODEQ”) of potential liability under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). A remedial investigation and feasibility study of the Portland Harbor Superfund Site was directed by a group of 14 potentially responsible parties (“PRPs”) known as the Lower Willamette Group, under agreement with the EPA. The EPA finalized the remedial investigation report in 2016, and the feasibility study in 2016, which identified multiple remedial alternatives. In 2017, the EPA issued its Record of Decision (“ROD”) selecting the remedy for cleanup at the Portland Harbor Superfund Site, which it believes will cost approximately $1 billion at net present value and take 13 years to complete. These costs are expected to increase given remediation will not begin for several years. The design of the proposed remediation work is ongoing and the EPA has requested the parties who are anticipated to perform the remedial design provide cost estimates. The Company was one of approximately 60 PRPs to receive a confidential Special Notice Letter (“SNL”) from the EPA in 2024 in which the EPA expressed its desire to obtain a commitment from named PRPs of their intent to negotiate towards a Consent Decree that is aligned with the ROD. The Company submitted its response in May 2025 which, like the SNL, is intended to remain confidential. The EPA has commented that it continues to expect settlement negotiations to take approximately two years. Subsequently, the remediation work activities and associated costs for each project area with the Portland Harbor Superfund Site will be agreed upon. Because these factors remain unknown, the Company is unable to estimate an amount or an amount within a range of costs for its obligation with respect to the Portland Harbor Superfund Site matters, and no liability has been recorded as of the date of this filing.

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

Guarantees

The Company has entered into certain letters of credit that total $1.1 million as of September 30, 2026. The letters of credit relate to workers’ compensation insurance and a public improvement project.

9.	Revenue

The Company manufactures water infrastructure steel pipe products, which are generally made to custom specifications for installation contractors serving projects funded by public water agencies, as well as precast and reinforced concrete products, including stormwater and wastewater products. Generally, each of the Company’s contracts with its customers contains a single performance obligation, as the promise to transfer products is not separately identifiable from other promises in the contract and, therefore, is not distinct.

WTS revenue for water infrastructure steel pipe products and Precast revenue for engineered conveyor systems are recognized over time as the manufacturing process progresses because of the Company’s right to payment for work performed to date plus a reasonable profit on cancellations for unique products that have no alternative use to the Company. Revenue is measured by the costs incurred to date relative to the estimated total costs to fulfill each contract. Contract costs include all material, labor, and other costs incurred in satisfying the performance obligations. The cost of steel material is recognized as a contract cost when the steel is introduced into the manufacturing process. Changes in job performance, job conditions, and estimated profitability, including those arising from contract change orders, contract penalty provisions, foreign currency exchange rate movements, changes in raw materials costs, and final contract settlements may result in revisions to estimates of revenue, costs, and income, and are recognized in the period in which the revisions are determined. Provisions for losses on uncompleted contracts, included in Accrued liabilities, are estimated by comparing total estimated contract revenue to the total estimated contract costs and a loss is recognized during the period in which it becomes probable and can be reasonably estimated.

The Company recognized revenue from performance obligations satisfied (or partially satisfied) in previous periods as a result of changes in the transaction price or revisions to contract estimates of ($0.4) million and $1.8 million during the three and nine months ended September 30, 2026, respectively and $2.3 million and $4.4 million during the three and nine months ended September 30, 2025, respectively.

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

Disaggregation of Revenue

The following table disaggregates revenue by recognition over time or at a point in time, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	WTS	Precast	Total	WTS	Precast	Total

Over time	$131,899	$666	$132,565	$103,866	$-	$103,866
Point in time	-	46,827	46,827	-	47,201	47,201
Net sales	$131,899	$47,493	$179,392	$103,866	$47,201	$151,067

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	WTS	Precast	Total	WTS	Precast	Total

Over time	$338,551	$666	$339,217	$266,900	$-	$266,900
Point in time	-	137,905	137,905	-	133,464	133,464
Net sales	$338,551	$138,571	$477,122	$266,900	$133,464	$400,364

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

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the Company’s performance and billings. The changes in the contract assets and contract liabilities balances during the nine months ended September 30, 2026 and 2025 were not materially affected by any other factors.

The Company recognized revenue that was included in the contract liabilities balance at the beginning of each period of $6.6 million and $11.1 million during the nine months ended September 30, 2026 and 2025, respectively.

Backlog

Backlog represents the balance of remaining performance obligations under signed contracts for WTS water infrastructure steel pipe products and Precast engineered conveyor systems for which revenue is recognized over time. As of September 30, 2026, WTS backlog was $264 million and Precast backlog was $8 million. The Company expects to recognize approximately 34% of the remaining performance obligations in 2026, 47% in 2027, and the balance thereafter.

10.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction, in a limited number of foreign jurisdictions, and in many state jurisdictions. With few exceptions, the Company is no longer subject to United States Federal, state, or foreign income tax examinations for years before 2022.

The Company recorded income tax expense at an estimated effective income tax rate of 23.9% and 23.1% for the three and nine months ended September 30, 2026, respectively and 26.0% and 25.6% for the three and nine months ended September 30, 2025, respectively. The Company’s estimated effective income tax rate for the three months ended September 30, 2026 was primarily impacted by non-deductible permanent differences, partially offset by return-to-provision adjustments. The Company’s estimated effective income tax rate for the three months ended September 30, 2025 was primarily impacted by non-deductible permanent differences. The Company’s estimated effective income tax rates for the nine months ended September 30, 2026 and 2025 were primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards.

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

Net income per basic and diluted weighted-average common share outstanding was calculated as follows (in thousands, except per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$18,231	$13,505	$44,599	$26,532

Basic weighted-average common shares outstanding	9,634	9,678	9,617	9,830
Effect of potentially dilutive common shares	171	135	190	136
Diluted weighted-average common shares outstanding	9,805	9,813	9,807	9,966

Net income per common share:
Basic	$1.89	$1.40	$4.64	$2.70
Diluted	$1.86	$1.38	$4.55	$2.66

12.	Segment Information

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

The Company’s Precast Infrastructure and Engineered Systems segment manufactures high-quality reinforced precast concrete products, including reinforced concrete pipe, manholes, box culverts, vaults, and catch basins, stormwater and wastewater products, pump lift stations, oil water separators, biofiltration units, and other environmental and engineered solutions. Precast has manufacturing facilities located in Pueblo and Westminster, Colorado; Dallas, Houston, and San Antonio, Texas; and Orem, Salt Lake City, and St. George, Utah.

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

The following table summarizes net sales, cost of sales, and gross profit based on the Company’s reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales:
Water Transmission Systems	$131,899	$103,866	$338,551	$266,900
Precast Infrastructure and Engineered Systems	47,493	47,201	138,571	133,464
Total net sales	$179,392	$151,067	$477,122	$400,364

Cost of sales:
Water Transmission Systems (1)	$104,608	$81,750	$269,713	$217,555
Precast Infrastructure and Engineered Systems (2)	36,596	37,167	108,197	105,929
Total cost of sales	$141,204	$118,917	$377,910	$323,484

Gross profit:
Water Transmission Systems	$27,291	$22,116	$68,838	$49,345
Precast Infrastructure and Engineered Systems	10,897	10,034	30,374	27,535
Total gross profit	$38,188	$32,150	$99,212	$76,880

(1)	Depreciation and amortization included in Cost of sales for the WTS segment was $3.6 million and $9.0 million for the three and nine months ended September 30, 2026, respectively and $3.0 million and $8.4 million for the three and nine months ended September 30, 2025, respectively.

(2)	Depreciation and amortization included in Cost of sales for the Precast segment was $1.5 million and $4.0 million for the three and nine months ended September 30, 2026, respectively and $1.1 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2026 (“2026 Q3 Form 10‑Q”) contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are based on current expectations, estimates, and projections about our business, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a variety of important factors. While it is impossible to identify all such factors, those that could cause actual results to differ materially from those estimated by us include:

•	changes in demand and market prices for our products;
•	product mix;
•	bidding activity and order modifications or cancelations;
•	timing of customer orders and deliveries;
•	predictability of production and delivery schedules;
•	price and availability of raw materials and other costs central to producing and shipping our products;
•	excess or shortage of production capacity;
•	product quality failures that result in decreased sales and operating margin, product returns, product liability, warranty, or other claims;
•	international trade policy and regulations;
•	changes in trade policy (in particular Canada and Mexico) and duties imposed on imports and exports and the related impacts on us;
•	economic uncertainty and associated trends in macroeconomic conditions, including potential recession, inflation, and the state of the housing and commercial construction markets;
•	interest rate risk and changes in market interest rates, including the impact on our customers and related demand for our products;
•	our ability to identify and complete organic and inorganic initiatives to grow our business;
•	our ability to effectively integrate recent and other future acquisitions into our business and operations that produce accretive financial results;
•	effects of security breaches, computer viruses, and cybersecurity incidents;
•	increased use of artificial intelligence by us and our competitors, as well as related legal and regulatory requirements;
•	timing and amount of share repurchases;
•	impacts of U.S. tax reform legislation on our results of operations, and the impact on our customers and related demand for our products;
•	delays or reductions in state or local government spending due to revisions to federal appropriations brought on by policy changes, staffing levels or the inability to pass budget reconciliation legislation;
•	adequacy of our insurance coverage;
•	logistics and supply chain disruptions;
•	our ability to attract and retain talented employees;
•	impact of geopolitical trends, changes, and events, including various military conflicts or tensions and the regional and global ramifications of these conditions;
•	operating problems at our manufacturing operations including fires, explosions, inclement weather, and floods and other natural disasters;
•	effectiveness of future implementations or conversions of enterprise resource planning or other key systems;
•	material weaknesses in our internal control over financial reporting and our ability to remediate such weaknesses;
•	impacts of pandemics, epidemics, or other public health emergencies; and
•

other risks discussed in Part I — Item 1A. “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2025 (“2025 Form 10‑K”) and from time to time in our other Securities and Exchange Commission (the “SEC”) filings and reports.

Such forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this 2026 Q3 Form 10‑Q. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

Overview

Founded in 1966, NWPX Infrastructure, Inc. is a leading manufacturer of water-related infrastructure products and operates in two segments, Water Transmission Systems (“WTS”), operating as the Northwest Pipe Company brand, and Precast Infrastructure and Engineered Systems (“Precast”). For detailed descriptions of these segments, see Note 12, “Segment Information” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q3 Form 10‑Q.

Under the Northwest Pipe Company brand, we are the largest manufacturer of engineered water transmission systems in North America and produce steel casing pipe, bar-wrapped concrete cylinder pipe, and pipeline system joints and fittings. We also provide solution-based products for a wide range of markets including high-quality reinforced precast concrete products, lined precast sanitary sewer system structures, water distribution and management equipment including pump lift stations, wastewater pretreatment and conveyor systems, and stormwater quality products. Strategically positioned to meet growing water and wastewater infrastructure needs, our skilled team is committed to quality and innovation while upholding our core values of accountability, commitment, and teamwork. Headquartered in Vancouver, Washington, we operate 15 manufacturing facilities across North America.

On September 2, 2026, we completed the acquisition of 100% of the equity interests of Serpentix Conveyor, LLC (“Serpentix”), a Westminster, Colorado-based manufacturer of engineered conveyor systems used primarily in municipal wastewater treatment plants and industrial manufacturing facilities, for a purchase price of approximately $51.5 million, subject to a post-closing adjustment based on changes in net working capital. Serpentix is included in the Precast segment for all periods following the acquisition date. This acquisition complements our existing dewatering, separation, and mixing capabilities, broadens the solutions we can provide to municipal and industrial customers, and advances our strategy to expand our presence across essential water and wastewater infrastructure markets.

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

Our Current Economic Environment

Demand for our Precast products is generally influenced by general economic conditions such as housing starts, population growth, interest rates, and rates of inflation. According to the United States Census Bureau, privately-owned housing starts were at a seasonally adjusted annual rate of 1.2 million in September 2026 and 1.4 million in December 2025, and the population of the United States is expected to increase by approximately 1 million people in 2026. While the housing market has softened recently and the current elevated federal funds rate could temper demand for our precast products, we maintained a steady level of demand for our precast products by expanding business with commercial construction contractors.

Our WTS projects are often planned for many years in advance, as we operate that business with a long-term time horizon for which the projects are sometimes part of 50‑year build-out plans. After experiencing elevated bidding levels in the first quarter of 2026, bidding has remained strong, resulting in a backlog of $264 million despite some uncertainty in the broader domestic economy. Recent executive orders, staffing cuts, and other federal funding disputes are viewed as risks that could delay funding brought on by the Bipartisan Infrastructure Deal (Infrastructure Investment and Jobs Act (“IIJA”)) and the Inflation Reduction Act. Project funding delays would first impact the engineering and design phases in the early part of the project cycle, and if they became elongated delays, would delay funding of State Revolving Funds and eventually impact future project bids. According to the Bluefield Research IIJA Funding Tracker, as of July 27, 2026 approximately $18 billion of project level awards have been made under the IIJA, leaving most of what has been earmarked under the $55 billion spending package available; we expect to benefit from this spending late in the cycle due to the long timelines associated with WTS projects.

Purchased steel represented approximately 31% of our WTS projects’ cost of sales in the first nine months of 2026, and higher steel costs generally result in higher selling prices and revenue; however, volatile fluctuations in steel markets can affect our business. WTS contracts are generally quoted on a fixed-price basis, and volatile steel markets can result in selling prices that no longer correlate to the cost available at the time of steel purchase. Our average price of purchased steel was $1,145 per ton in the first nine months of 2026, compared to annual averages of $967 in 2025 and $914 in 2024.

Economic uncertainty, including the impacts of conflicts in the Middle East and Europe and, specifically the effects on the global energy markets and the price of fuel and freight costs, U.S. global economic policy, resulting inflationary pressures, the potential risks of a recession, and disruptions in the financial markets could have an adverse effect on our business. We also believe the uncertainty surrounding foreign trade policies could further dampen construction activity and impact our costs, particularly in the short term; however, these risks will be mitigated to the extent possible. Should the economic environment remain uncertain, the direct and indirect impact on our business will also depend on future developments, which cannot be predicted.

Results of Operations

The following tables set forth, for the periods indicated, certain financial information regarding costs and expenses expressed in dollars (in thousands) and as a percentage of total net sales.

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$131,899	73.5%	$103,866	68.8%
Precast Infrastructure and Engineered Systems	47,493	26.5	47,201	31.2
Total net sales	179,392	100.0	151,067	100.0
Cost of sales:
Water Transmission Systems	104,608	58.3	81,750	54.1
Precast Infrastructure and Engineered Systems	36,596	20.4	37,167	24.6
Total cost of sales	141,204	78.7	118,917	78.7
Gross profit:
Water Transmission Systems	27,291	15.2	22,116	14.7
Precast Infrastructure and Engineered Systems	10,897	6.1	10,034	6.6
Total gross profit	38,188	21.3	32,150	21.3
Selling, general, and administrative expense	13,875	7.7	13,113	8.7
Operating income	24,313	13.6	19,037	12.6
Other loss	(48)	-	(28)	-
Interest income	77	-	25	-
Interest expense	(372)	(0.2)	(788)	(0.5)
Income before income taxes	23,970	13.4	18,246	12.1
Income tax expense	5,739	3.2	4,741	3.2
Net income	$18,231	10.2%	$13,505	8.9%

	Nine Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2025
	$	% of Net Sales	$	% of Net Sales
Net sales:
Water Transmission Systems	$338,551	71.0%	$266,900	66.7%
Precast Infrastructure and Engineered Systems	138,571	29.0	133,464	33.3
Total net sales	477,122	100.0	400,364	100.0
Cost of sales:
Water Transmission Systems	269,713	56.5	217,555	54.3
Precast Infrastructure and Engineered Systems	108,197	22.7	105,929	26.5
Total cost of sales	377,910	79.2	323,484	80.8
Gross profit:
Water Transmission Systems	68,838	14.5	49,345	12.4
Precast Infrastructure and Engineered Systems	30,374	6.3	27,535	6.8
Total gross profit	99,212	20.8	76,880	19.2
Selling, general, and administrative expense	41,091	8.6	39,038	9.7
Operating income	58,121	12.2	37,842	9.5
Other income (loss)	665	0.1	(35)	-
Interest income	241	0.1	60	-
Interest expense	(1,040)	(0.2)	(2,186)	(0.6)
Income before income taxes	57,987	12.2	35,681	8.9
Income tax expense	13,388	2.9	9,149	2.3
Net income	$44,599	9.3%	$26,532	6.6%

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

Net sales. Net sales increased 18.7% to $179.4 million in the third quarter of 2026 compared to $151.1 million in the third quarter of 2025 and increased 19.2% to $477.1 million in the first nine months of 2026 compared to $400.4 million in the first nine months of 2025.

WTS net sales increased 27.0% to $131.9 million in the third quarter of 2026 compared to $103.9 million in the third quarter of 2025 driven by a 19% increase in selling price per ton due to changes in product mix and a 7% increase in tons produced resulting from changes in project timing. WTS net sales increased 26.8% to $338.6 million in the first nine months of 2026 compared to $266.9 million in the first nine months of 2025 driven by a 17% increase in tons produced resulting from changes in project timing and an 8% increase in selling price per ton due to changes in product mix. Earlier in 2026, we were awarded a $57 million confidential project considered unique and infrequent in nature which contributed $31.0 million of revenue in the third quarter of 2026 and $39.4 million of revenue in the first nine months of 2026. Bidding activity, backlog, and production levels may vary significantly from period to period, thereby affecting sales volumes.

Precast net sales increased 0.6% to $47.5  million in the third quarter of 2026 compared to $47.2  million in the third quarter of 2025 driven by the acquisitions of Boughton and Serpentix, which together contributed $2.1 million in net sales, partially offset by a 9% decrease in volume shipped at our legacy Precast facilities. Precast net sales increased 3.8% to $138.6  million in the first nine months of 2026 compared to $133.5 million in the first nine months of 2025 driven by $4.7 million in net sales from Boughton and Serpentix.

Gross profit. Gross profit increased 18.8% to $38.2 million (21.3% of net sales) in the third quarter of 2026 compared to $32.2 million (21.3% of net sales) in the third quarter of 2025 and increased 29.0% to $99.2 million (20.8% of net sales) in the first nine months of 2026 compared to $76.9 million (19.2% of net sales) in the first nine months of 2025.

WTS gross profit increased 23.4% to $27.3 million (20.7% of WTS net sales) in the third quarter of 2026 compared to $22.1 million (21.3% of WTS net sales) in the third quarter of 2025 due to increased volume and selling prices, which have increased in line with input costs. WTS gross profit increased 39.5% to $68.8 million (20.3% of WTS net sales) in the first nine months of 2026 compared to $49.3 million (18.5% of WTS net sales) in the first nine months of 2025 due to increased volume, including related operational efficiency gains, and favorable changes in product mix.

Precast gross profit increased 8.6% to $10.9 million (22.9% of Precast net sales) in the third quarter of 2026 compared to $10.0 million (21.3% of Precast net sales) in the third quarter of 2025 primarily due to changes in product mix. Precast gross profit increased 10.3% to $30.4 million (21.9% of Precast net sales) in the first nine months of 2026 compared to $27.5 million (20.6% of Precast net sales) in the first nine months of 2025 primarily due to changes in product mix.

Selling, general, and administrative expense. Selling, general, and administrative expense increased 5.8% to $13.9 million (7.7% of net sales) in the third quarter of 2026 compared to $13.1 million (8.7% of net sales) in the third quarter of 2025 primarily due to $0.6 million of higher professional fees and outside services. Selling, general, and administrative expense increased 5.3% to $41.1 million (8.6% of net sales) in the first nine months of 2026 compared to $39.0 million (9.7% of net sales) in the first nine months of 2025 primarily due to $0.7 million in higher incentive compensation expense, $0.7 million in higher professional fees and outside services, $0.3 million in higher amortization expense, and $0.3 million in higher other administrative expenses.

Income taxes. Income tax expense was $5.7 million in the third quarter of 2026 (an effective income tax rate of 23.9%) compared to $4.7 million in the third quarter of 2025 (an effective income tax rate of 26.0%) and was $13.4 million in the first nine months of 2026 (an effective income tax rate of 23.1%) compared to $9.1 million in the first nine months of 2025 (an effective income tax rate of 25.6%). The estimated effective income tax rate for the third quarter of 2026 was primarily impacted by non-deductible permanent differences, partially offset by return-to-provision adjustments. The estimated effective income tax rate for the third quarter of 2025 was primarily impacted by non-deductible permanent differences. The estimated effective income tax rates for the first nine months of 2026 and 2025 were primarily impacted by non-deductible permanent differences, partially offset by the tax windfalls recognized upon the vesting of equity awards. The estimated effective income tax rate can change significantly depending on the relationship of permanent income tax differences to estimated pre-tax income or loss. Accordingly, the comparison of estimated effective income tax rates between periods is not meaningful in all situations.

Liquidity and Capital Resources

Sources and Uses of Cash

Our principal sources of liquidity generally include operating cash flows and our credit agreement. From time to time our long-term capital needs may be met through the issuance of additional debt or equity. Our principal uses of liquidity generally include capital expenditures, working capital, organic growth initiatives, acquisitions, share repurchases, and debt service. Information regarding our cash flows for the nine months ended September 30, 2026 and 2025 are presented in our Condensed Consolidated Statements of Cash Flows contained in Part I – Item 1. “Financial Statements” of this 2026 Q3 Form 10‑Q and are further discussed below.

As of September 30, 2026, our working capital (current assets minus current liabilities) was $193.4 million compared to $184.9 million as of December 31, 2025. Cash and cash equivalents totaled $6.1 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, we had $18.5 million of outstanding revolving loan borrowings, $9.2 million of outstanding long-term debt, $91.9 million of operating lease liabilities, and $6.8 million of finance lease liabilities. As of December 31, 2025, we had $0.3 million of outstanding revolving loan borrowings, $11.5 million of outstanding long-term debt, $91.1 million of operating lease liabilities, and $7.1 million of finance lease liabilities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $70.7 million in the first nine months of 2026 compared to $31.3 million in the first nine months of 2025. Net income, adjusted for noncash items, provided $71.1 million of operating cash flow in the first nine months of 2026 compared to $51.3 million of operating cash flow in the first nine months of 2025. Net cash required to fund working capital was $0.4 million in the first nine months of 2026 compared to $20.0 million in the first nine months of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $73.2 million in the first nine months of 2026 compared to $14.9 million in the first nine months of 2025. Acquisitions of businesses used $58.6 million, net of cash acquired, in the first nine months of 2026. Capital expenditures were $14.7 million in the first nine months of 2026 compared to $15.0 million in the first nine months of 2025, primarily for standard capital replacement. We currently expect capital expenditures in 2026 to be approximately $20 million to $24 million. We believe full year 2026 spending could increase over 2025 depending on the timing of cash outlays associated with investment capital projects currently underway.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities was $6.2 million in the first nine months of 2026 compared to ($18.7) million in the first nine months of 2025. Net borrowings on the line of credit were $18.2 million in the first nine months of 2026 compared to $3.0 million in the first nine months of 2025. Net payments on other debt were $2.3 million in the first nine months of 2026 and 2025. Repurchases of common stock were $3.9 million in the first nine months of 2026 compared to $15.7 million in the first nine months of 2025. Tax withholdings related to net share settlements of equity awards were $4.1 million in the first nine months of 2026 compared to $2.3 million in the first nine months of 2025.

We anticipate that our existing cash and cash equivalents, cash flows expected to be generated by operations, and additional borrowing capacity under our credit agreement and other loans will be adequate to fund our working capital, debt service, capital expenditure requirements, and share repurchases for the foreseeable future. To the extent necessary, we may also satisfy capital requirements through additional bank borrowings, senior notes, term notes, subordinated debt, and finance and operating leases, if such resources are available on satisfactory terms. We have from time to time evaluated and continue to evaluate opportunities for acquisitions and expansion. Any such transactions, if consummated, may necessitate additional bank borrowings or other sources of funding. As previously discussed, we acquired Serpentix in September 2026 which was funded by cash and borrowings on the line of credit.

On December 4, 2023, our shelf registration statement on Form S‑3 (Registration No. 333‑275691) covering the potential future sale of up to $150 million of our equity and/or debt securities or combinations thereof, was declared effective by the SEC. This shelf registration statement, which replaced the registration statement on Form S‑3 that expired on November 3, 2023, provides another potential source of capital, in addition to other alternatives already in place. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. As of the date of this 2026 Q3 Form 10‑Q, we have not yet sold any securities under this registration statement, nor do we have an obligation to do so. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K.

On October 10, 2023, our Board of Directors authorized a share repurchase program of up to $30 million of our outstanding common stock. On December 11, 2025, our Board of Directors authorized a share repurchase program of up to an additional $10 million of our outstanding common stock. These programs do not commit to any particular timing or quantity of purchases, and the programs may be suspended or discontinued at any time. Under the programs, shares may be purchased in the open market, including through plans adopted pursuant to Rule 10b5‑1 of the Exchange Act, or in privately negotiated transactions administered by our broker. At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. For additional details regarding our share repurchase programs, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” and Part II – Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this 2026 Q3 Form 10‑Q. Please refer to the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K.

Credit Agreement

The Credit Agreement dated June 30, 2021 with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, and the lenders from time to time party thereto, including the initial sole lender, Wells Fargo (the “Lenders”), as amended by the Incremental Amendment dated October 22, 2021, the Second Amendment to Credit Agreement dated April 29, 2022, the Third Amendment to Credit Agreement dated June 29, 2023, and the Fourth Amendment to Credit Agreement and Ratification of Loan Documents dated August 13, 2025 (together, the “Amended Credit Agreement”) provides for a revolving loan, swingline loan, and letters of credit in the aggregate amount of up to $125 million (“Revolver Commitment”), with an option for us to increase that amount by $50 million, subject to provisions of the Amended Credit Agreement. The Amended Credit Agreement will expire, and all obligations outstanding will mature, on August 13, 2030. We may prepay outstanding amounts at our discretion without penalty at any time, subject to applicable notice requirements. As of September 30, 2026 under the Amended Credit Agreement, we had $18.5 million of outstanding revolving loan borrowings, $1.1 million of outstanding letters of credit, and additional borrowing capacity of approximately $105 million.

Revolving loans under the Amended Credit Agreement bear interest at rates related to, at our option and subject to the provisions of the Amended Credit Agreement, either: (i) Base Rate (as defined in the Amended Credit Agreement) plus the Applicable Margin; (ii) Adjusted Daily Simple Secured Overnight Finance Rate (“SOFR”) (as defined in the Amended Credit Agreement) plus the Applicable Margin; or (iii) Adjusted Term SOFR (as defined in the Amended Credit Agreement) plus the Applicable Margin. The “Applicable Margin” is 0.50% to 2.00%, depending on our Consolidated Senior Leverage Ratio (as defined in the Amended Credit Agreement) and the interest rate option chosen. Interest on outstanding revolving loans is payable monthly in arrears. Swingline loans under the Amended Credit Agreement bear interest at the Base Rate plus the Applicable Margin. As of September 30, 2026, the interest rate for outstanding borrowings was 5.37%. The Amended Credit Agreement requires the payment of a commitment fee of between 0.20% and 0.25%, based on the amount by which the Revolver Commitment exceeds the average daily balance of outstanding borrowings (as defined in the Amended Credit Agreement). Such fee is payable monthly in arrears. We are also obligated to pay additional fees customary for credit facilities of this size and type.

The letters of credit outstanding as of September 30, 2026 relate to workers’ compensation insurance and a public improvement project. Based on the nature of these arrangements and our historical experience, we do not expect to make any material payments under these arrangements.

The Amended Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, events of default, and indemnification provisions in favor of the Lenders. The negative covenants include restrictions regarding the incurrence of liens and indebtedness, annual capital expenditures, certain investments, acquisitions, and dispositions, and other matters, all subject to certain exceptions. The Amended Credit Agreement requires us to regularly provide financial information to Wells Fargo and to maintain a consolidated senior leverage ratio no greater than 3.00 to 1.00 (subject to certain exceptions) and a minimum consolidated earnings before interest, taxes, depreciation, and amortization (as defined in the Amended Credit Agreement) of at least $35 million for the four consecutive fiscal quarters most recently ended. Pursuant to the Amended Credit Agreement, we have also agreed that we will not sell, assign, or otherwise dispose or encumber, any of our owned real property. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. We were in compliance with our financial covenants as of September 30, 2026, and expect to continue to be in compliance in the near term.

Our obligations under the Amended Credit Agreement are secured by a senior security interest in substantially all of our and our subsidiaries’ assets.

Long-term Debt

On October 28, 2024, we converted the outstanding balance of the Interim Funding Agreement dated August 2, 2022 with Wells Fargo Equipment Finance, Inc. (“WFEF”), as amended January 23, 2023, March 15, 2023, July 21, 2023, and November 2, 2023 into a $15 million term loan with WFEF that was used to fund our new reinforced concrete pipe mill. The term loan matures on October 28, 2029, bears interest at the SOFR Average (as defined in the term loan) plus 2.22%, is payable in monthly installments of $0.3 million plus accrued interest, and is secured by the pipe mill. As of September 30, 2026, the outstanding balance of the term loan was $9.2 million and the interest rate for outstanding borrowings was 5.87%. The term loan may be prepaid in full at any time provided that we pay a prepayment fee equal to 2% of the outstanding principal balance if repaid in the first 30 months of the loan.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements affecting our Company, including the dates of adoption and estimated effects on financial position, results of operations, and cash flows, see Note 13, “Recent Accounting and Reporting Developments” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q3 Form 10‑Q.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements included in Part I – Item 1. “Financial Statements” of this 2026 Q3 Form 10‑Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate all of our estimates, including those related to revenue recognition, goodwill, income taxes, and litigation and other contingencies. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2026 as compared to the critical accounting estimates disclosed in our 2025 Form 10‑K.

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

In connection with the preparation of this Quarterly Report on Form 10‑Q for the quarter ended September 30, 2026, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. As a result of the assessment, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal actions arising out of the ordinary course of business. Plaintiffs occasionally seek punitive or exemplary damages. We do not believe that such normal and routine litigation will have a material impact on our consolidated financial results. We are also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties, and other costs in substantial amounts. See Note 8, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q3 Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this 2026 Q3 Form 10‑Q, the factors discussed in Part I – Item 1A. “Risk Factors” in our 2025 Form 10‑K and any subsequently filed quarterly reports on Form 10‑Q could materially affect our business, financial condition, or operating results. The risks described in our 2025 Form 10‑K and subsequent Form 10‑Q’s are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, that may also materially adversely affect our business, financial condition, or operating results.

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

At this time, we have elected to limit our share repurchase transactions to only those transactions made under Rule 10b5‑1 trading plans, which we believe consider our liquidity, including availability of borrowings and covenant compliance under our credit agreement, and other capital allocation priorities of the business. In May 2026, we executed a Rule 10b5-1 trading plan which designated up to $10 million for daily share repurchases between June 12, 2026 and September 4, 2026 with volumes that fluctuated with changes in the trading price of our common stock. For additional details regarding our share repurchase programs, see Note 6, “Stockholders’ Equity” of the Notes to Condensed Consolidated Financial Statements in Part I – Item 1. “Financial Statements” of this 2026 Q3 Form 10‑Q.

The following table provides information relating to our repurchase of common stock during the three months ended September 30, 2026 pursuant to our share repurchase programs.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2026 to July 31, 2026	4,400	$135.32	4,400	$13,305,134
August 1, 2026 to August 31, 2026	4,200	116.18	4,200	12,817,168
September 1, 2026 to September 30, 2026	800	109.74	800	12,729,375
Total	9,400	124.59	9,400

(1)	Exclusive of commission fees incurred in relation to the repurchase of common stock.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5‑1 trading arrangement or a non-Rule 10b5‑1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S‑K, except as follows (1):

Name	Title	Adoption Date	Duration (2)	Total Number of Shares of Common Stock to be Sold (3)

Megan Kendrick	Senior Vice President of Human Resources	September 16, 2026	January 22, 2027 to June 15, 2027	2,613 (4) shares

(1)	Each trading arrangement listed is a Rule 10b5‑1 trading arrangement and is intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) under the Exchange Act.

(2)	Each Rule 10b5‑1 trading arrangement may expire on such earlier date as all transactions are completed.

(3)

Each Rule 10b5‑1 trading arrangement provides for the potential sale of shares of our common stock so long as the market price of our commons stock is higher than certain minimum threshold prices specified in each Rule 10b5‑1 trading arrangement.

(4)	Represents approximate number of shares to be sold based on outstanding awards expected to vest in the first quarter of 2027, where certain underlying performance share awards are being depicted at target. The actual number of shares to be sold will depend on future vesting and the number of shares withheld to satisfy tax withholding obligations.

Item 6. Exhibits

(a) The exhibits filed as part of this 2026 Q3 Form 10‑Q are listed below:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2026

NWPX INFRASTRUCTURE, INC.

By:	/s/ Scott Montross

Scott Montross
Director, President, and Chief Executive Officer
(principal executive officer)

By:	/s/ Aaron Wilkins

Aaron Wilkins
Senior Vice President, Chief Financial Officer, and Corporate Secretary
(principal financial and accounting officer)